Form 10-K
period 1993-12-31
FLORIDA POWER & LIGHT CO
filed 1994-03-22
CIK 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1993

                                  OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       Commission File No. 1-3545


                      FLORIDA POWER & LIGHT COMPANY
        (Exact name of registrant as specified in its charter)


           Florida                                             59-0247775
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            700 Universe Boulevard
                          Juno Beach, Florida 33408
                   Address of principal executive office)
                                 (Zip Code)

                              (407) 694-3509
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: $2.00 No Par Preferred Stock, Series A

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock, $100 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 was zero.

As of February 28, 1994 there were issued and outstanding 1,000 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

                DOCUMENTS INCORPORATED BY REFERENCE

                              None

                                DEFINITIONS


Acronyms and defined terms used in the text include the following:

Term                                        Meaning

AFUDC                         Allowance for funds used during construction
capacity clause               Capacity Cost Recovery Clause
charter                       Restated Articles of Incorporation, as amended
common stock                  Common Stock of FPL Group, Inc.
conservation clause           Energy Conservation Cost Recovery Clause
DOE                           United States Department of Energy
EMF                           Electric and magnetic fields
Energy Act                    Energy Policy Act of 1992
EWG                           Exempt Wholesale Generator
FDEP                          Florida Department of Environmental Protection
FERC                          Federal Energy Regulatory Commission
FGT                           Florida Gas Transmission Company
FMPA                          Florida Municipal Power Agency
FPL                           Florida Power & Light Company
FPL Group                     FPL Group, Inc.
FPSC                          Florida Public Service Commission
fuel clause                   Fuel and Purchased Power Cost Recovery Clause
Holding Company Act           Public Utility Holding Company Act of 1935,
                                as amended
JEA                           Jacksonville Electric Authority
kv                            Kilovolt
kva                           Kilovolt-ampere
kwh                           Kilowatt-hour
Management's Discussion       Item 7. Management's Discussion and Analysis of
                                Financial Condition and Results of Operations
mortgage                      FPL's Mortgage and Deed of Trust dated as of
                                January 1, 1944, as supplemented and amended
mw                            Megawatt(s)
Note                          Note ___ to Consolidated Financial Statements
NRC                           United States Nuclear Regulatory Commission
oil-backout clause            Oil-Backout Cost Recovery Clause
qualifying facilities         Non-utility power production facilities meeting
                                the requirements of a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978, as amended
ROE                           Return on equity
SJRPP                         St. Johns River Power Park
Southern Companies            Alabama Power Company, Georgia Power Company,
                                Gulf Power Company, Mississippi Power Company and Savannah Electric & Power Company

                                  PART I

Item 1.  Business

General. FPL supplies electric service throughout most of the east and lower west coasts of Florida. This service territory contains 27,650 square miles with a population of approximately 6.5 million. During 1993, FPL served approximately 3.4 million customer accounts. Operating revenues amounted to approximately $5.2 billion, of which about 56% was derived from residential customers, 37% from commercial customers, 4% from industrial customers and 3% from other sources.

FPL was incorporated in 1925 under the laws of Florida. All of its common stock is owned by FPL Group; all of its preferred stock is held by non-affiliated persons.

Holding Company Act. FPL Group is a public utility holding company as defined in the Holding Company Act, but is exempt from substantially all of the provisions thereof on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state, in which both are incorporated.

Regulation. The retail operations of FPL represent approximately 98% of operating revenues and are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of certain facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL is subject to the jurisdiction of the NRC with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, electric and magnetic fields from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. FPL estimates that capital expenditures for improvements needed to comply with environmental laws and regulations will be approximately $10 million to $30 million annually for the years 1994 through 1998. These amounts are included in FPL's projected capital expenditures set forth in Item 1. Capital Expenditures.

FPL holds franchises with varying expiration dates to provide electric service in various municipalities and seven counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Retail Ratemaking. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These costs include operations and maintenance expenses, depreciation and taxes, as well as a rate of return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC or a substantially affected party.

Fuel costs are recovered through levelized monthly charges established pursuant to the fuel clause. These charges, which are calculated semi-annually, are based on estimated costs of fuel and estimated customer usage for the ensuing six-month period, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generators for purchased power are recovered primarily through the capacity clause. Costs associated with implementing energy conservation programs are recovered through rates established pursuant to the conservation clause. Certain other non-fuel costs and the accelerated recovery of the costs of certain projects that displace oil-fired generation are recovered through the oil-backout clause.

Beginning in April 1994, costs of complying with new federal, state and local environmental regulations will be recovered through the environmental compliance cost recovery clause. In the past such costs would have been recoverable through base rates.

The FPSC has the power to disallow recovery of costs which it considers excessive or imprudently incurred. Such costs may include operations and maintenance expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities. Also, the FPSC does not provide any assurance that the allowed ROE will be achieved.

System Capability and Load. FPL's resources for serving load as of January 1, 1994 consist of 16,708 mw of firm electric power generated by FPL-owned facilities (see Item 2. Properties) and obtained through purchased power contracts (see table below).

On August 4, 1993, FPL reached an all-time energy peak demand of approximately 15,266 mw. At that time, FPL had total installed generating capability of about 14,643 mw, 2,054 mw of firm purchased power and the capability to reduce peak demand by 520 mw through the implementation of load management, resulting in a reserve margin of approximately 13%.

Compound annual growth rates for the five years ending 1998 are projected to be 2.7% for kwh sales and 2.6% for customers. To meet this growth, FPL plans to add 1,090 mw of new plant capacity to its system by the summer of 1995 as shown below. No new plant additions are expected for the years 1996 through 1998.


          Capacity Additions                         1994      1995   Total
                                                                (mw)

Scherer Unit No. 4 (Acquisition) . . . . . . . .       140      90      230
Martin Unit Nos. 3 and 4 (New Construction). . .       860       -      860
Total. . . . . . . . . . . . . . . . . . . . . .     1,000      90    1,090


In addition to the capacity additions listed above, FPL plans by 1998 to increase purchased power from other utilities and qualifying facilities by 325 mw (see table below).

The total amount of purchased power available under existing long-term contracts with other utilities and qualifying facilities through 1998 is presented in the table below. See Note 10 - Contracts.


                                         Southern         Qualifying
              Period                     Companies   JEA  Facilities  Total
                                                        (mw)

January 1994 . . . . . . . . . . . . . .   1,406     374      285    2,065
February 1994 - May 1994 . . . . . . . .   1,406     374      535    2,315
June 1994 - December 1994. . . . . . . .   1,007     374      535    1,916
January 1995 - May 1995. . . . . . . . .   1,007     374      543    1,924
June 1995 - December 1995. . . . . . . .     913     374      543    1,830
January 1996 - March 1996. . . . . . . .     913     374      913    2,200
April 1996 - May 1996. . . . . . . . . .     913     374      955    2,242
June 1996 - December 1996. . . . . . . .     913     374    1,010    2,297
January 1997 - December 1998 . . . . . .     913     374    1,031    2,318

Capital Expenditures. FPL's capital expenditures, including AFUDC, totaled approximately $1.1 billion in 1993, $1.3 billion in 1992 and $1.2 billion in 1991. Capital expenditures for the 1994-98 period are estimated as follows (see Management's Discussion):

                                        1994  1995  1996  1997  1998  Total
                                                (Millions of Dollars)
Construction:
      Generation . . . . . . . . . . .  $230  $190  $160  $240  $130  $  950
      Transmission . . . . . . . . . .   120   150   180   130    90     670
      Distribution . . . . . . . . . .   280   270   280   290   290   1,410
      General and other. . . . . . . .   120   110   100    90    80     500
        Total construction . . . . . .   750   720   720   750   590   3,530
Scherer acquisition payments . . . . .   129    82     -     -     -     211
Total. . . . . . . . . . . . . . . . .  $879  $802  $720  $750  $590  $3,741

All of these estimates are subject to continuing review and adjustment and actual capital expenditures may vary from estimates.

Nuclear Operations. FPL owns and operates four nuclear units, two at St. Lucie and two at Turkey Point. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. The operating licenses for both Turkey Point units expire in 2007. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.

Indications of degradation have been found in the pressurized water circulation tubes of the St. Lucie Units Nos. 1 and 2 steam generators. Despite implementation of remedial measures, degradation of the Unit No. 1 steam generators has continued and FPL has determined that they will need to be replaced. FPL has ordered the replacement steam generators for Unit
No. 1, which are scheduled to be installed and in service by the end of 1998, the cost of which is included in FPL's projected capital expenditures set forth above. The degradation in the Unit No. 2 steam generators appears to be primarily a mechanical-wear problem and should not affect their useful life.

Fuel. FPL's generating plants are fueled by residual and distillate oil, natural gas, coal and nuclear fuel. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve the most economical fuel mix. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL obtains most of its natural gas requirements under a take-or-pay transportation contract with FGT, the sole interstate pipeline in Florida, and a related take-or-pay natural gas supply contract with an affiliate of FGT. These contracts will expire in 2005. In 1992, FPL entered into an additional take-or-pay transportation contract with FGT and a related take-or-pay natural gas supply contract with another affiliate of FGT. The new contracts will begin on the in-service date of FGT's pipeline expansion, which is scheduled for late 1994, and expire in 2014 and 2009, respectively. These contracts will provide an additional firm supply of natural gas under competitive pricing terms to meet FPL's future gas requirements. See
Note 10 - Contracts.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2 and Scherer Unit No. 4, long-term coal supply contracts for those units. The remaining coal requirements will be obtained under additional contracts or in the open market.

FPL leases nuclear fuel for all four of its nuclear units. See Note 5. Under the Nuclear Waste Policy Act of 1982, the DOE is required to construct permanent storage facilities and will take title to and provide transportation and storage for spent nuclear fuel for a specified fee. Although the DOE estimates that its storage facilities will be completed by the year 2010, there is considerable doubt within the utility industry that this schedule will be met. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel up to and beyond the year 2010, pending its removal by the DOE.

Competition. FPL faces increasing competition in the wholesale and industrial energy markets. Recent changes in governmental regulation are encouraging the growth of non-regulated energy suppliers, such as EWGs, and an increased interest in self-generation, which has provided customers with alternative sources to meet their electric needs. Competition exists particularly with respect to self-generation by large industrial, commercial and governmental energy users. See Item 1.

Business - General. Regulatory law and policy limit FPL's flexibility in pricing its services to these customers. To date, loss of customers to such alternatives has not materially reduced FPL's sales, revenues or net income.

The FERC has exercised its enhanced power under the Energy Act over wholesale transmission to encourage competition. In 1993, FPL filed with the FERC a comprehensive revision and expansion of its service offerings in the wholesale market. FPL has proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities, its power sharing (interchange) agreements with other utilities and expanded its transmission offerings for new services by switching from individually negotiated contracts to three tariffs of general applicability. These revised offerings are intended to meet wholesale customer needs in the new competitive marketplace, while protecting the interests of FPL's customers and shareholders by eliminating the potential for subsidies to competitors. The FERC accepted FPL's proposal for filing and scheduled an August 1994 hearing on issues raised. FPL began collecting the proposed rates in late February 1994 subject to refund based on the outcome of the hearing. A final decision by the FERC in this case is not expected until sometime in 1995.

Also in 1993, the Florida Municipal Power Agency (FMPA) requested the FERC, under the FERC's new authority under the Energy Act, to order FPL to provide the FMPA members with network transmission service. FPL currently provides point-to-point transmission service to the FMPA. Network transmission service would permit the FMPA to vary the receipt and delivery points for power without the prior agreement of FPL. In late 1993, the FERC ordered the FMPA to provide FPL with certain updated information and for the parties to negotiate for 60 days towards a network service agreement. Because no agreement was reached, FPL and the FMPA filed their respective positions and proposals for the FERC's consideration. An initial FERC decision on this matter is expected in late 1994.

FPL is presently a defendant in two antitrust suits. In each suit, the complaint includes an alleged inability to utilize FPL's transmission facilities to wheel power to facilities in order to displace the existing retail electric service from FPL. See Item 3. Legal Proceedings.

Electric and Magnetic Fields. In recent years, increasing public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, primarily childhood leukemia; other studies have been inconclusive or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects.

The FDEP has promulgated regulations setting standards for EMF levels within and at the edge of the rights of way for transmission lines, and FPL is in compliance with these regulations. The FDEP reviewed its EMF standards in 1992 and confirmed the field limits previously established. Future changes in the standards could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. At present it is not known whether any such expenditures will be required.

In addition, litigation seeking damages for diminution of property value or personal injury is likely. FPL is presently a defendant in one suit alleging personal injury and wrongful death.

Employees. FPL had approximately 12,000 employees at December 31, 1993. Approximately 37% of the employees are represented by the International Brotherhood of Electrical Workers whose collective bargaining agreement with FPL expires October 31, 1994.

Item 2.  Properties

General. FPL considers that its properties are well maintained and in good operating condition. The electric generating, transmission, distribution and general facilities represent approximately 48%, 12%, 33% and 7%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities. As of December 31, 1993, FPL had the following generating facilities:


                                                                                   Net Warm
                                                              No. of                Weather
          Facility                      Location              Units   Fuel        Capability
                                                                                      (mw)

STEAM TURBINES (continuous capability)
      Cape Canaveral                    Cocoa, FL              2       Oil/Gas         734
      Cutler                            Miami, FL              2       Gas             207
      Fort Myers                        Fort Myers, FL         2       Oil             504
      Manatee                           Parrish, FL            2       Oil           1,566
      Martin                            Indiantown, FL         2       Oil/Gas       1,566
      Port Everglades                   Port Everglades, FL    4       Oil/Gas       1,142
      Riviera                           Riviera Beach, FL      2       Oil/Gas         544
      St. Johns River Power Park        Jacksonville, FL       2       Coal            250(1)
      St. Lucie                         Hutchinson Island, FL  2       Nuclear       1,553(2)
      Sanford                           Lake Monroe, FL        3       Oil/Gas         861
      Scherer                           Monroe County, GA      1       Coal            416(3)
      Turkey Point                      Florida City, FL       2       Oil/Gas         754
                                                               2       Nuclear       1,332
COMBINED CYCLE (continuous capability)
      Lauderdale                        Dania, FL              2       Gas/Oil         782
      Putnam                            Palatka, FL            2       Gas/Oil         478

COMBUSTION TURBINES (peak capability)
      Fort Myers                        Fort Myers, FL        12       Oil             626
      Lauderdale                        Dania, FL             24       Oil/Gas         876
      Port Everglades                   Port Everglades, FL   12       Oil/Gas         438

DIESEL UNITS (peak capability)
      Turkey Point                      Florida City, FL       5       Oil              14
                                                                       Total        14,643

(1) Represents FPL's 20% ownership of SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(2) Excludes Orlando Utilities Commission's and FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(3) Represents FPL's 49% ownership of Scherer Unit No. 4, which is jointly owned with the JEA and Georgia Power Company. FPL has contracted to purchase an additional 27% undivided ownership interest in Scherer Unit No. 4 in stages through 1995, including 17% (140 mw) in June 1994.

Transmission and Distribution. FPL owns and operates 451 substations with a total capacity of 100,054,470 kva. Electric transmission and distribution lines owned and in service as of December 31, 1993 are as follows:

                                                                      Trench
                                                 Overhead Lines    and Submarine
                Nominal Voltage                    Pole Miles       Cable Miles
500 kv . . . . . . . . . . . . . . . . . . . .          985(1)           -
230 kv . . . . . . . . . . . . . . . . . . . .        2,176             31
138 kv . . . . . . . . . . . . . . . . . . . .        1,340             45
115 kv . . . . . . . . . . . . . . . . . . . .          631              -
 69 kv . . . . . . . . . . . . . . . . . . . .          167             15
Less than 69 kv. . . . . . . . . . . . . . . .       38,499         17,351
Total. . . . . . . . . . . . . . . . . . . . .       43,798         17,442


(1)     Includes approximately 80 miles owned jointly with the JEA.

Character of Ownership. Substantially all of FPL's properties are subject to the lien of its mortgage, which secures debt securities issued by FPL. The principal properties of FPL are held by it in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties. Some of the electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.

Item 3.  Legal Proceedings

In October 1988, Union Carbide Corporation, the corporate predecessor of Praxair, Inc. (Praxair), filed suit against FPL and Florida Power Corporation (Florida Power) in the United States District Court for the Middle District of Florida. Praxair requested that Florida Power sell power to its facility located within FPL's service territory, and that FPL transport the power to the facility. Florida Power and FPL denied the request as being inconsistent with Florida law and public policy. The FPSC has issued a declaratory statement that FPL's denial of Praxair's request was proper and ordered FPL not to wheel power under such circumstances. The suit alleges that through a territorial agreement, FPL and Florida Power have conspired to eliminate competition for the sale of electric power to retail customers, thereby unreasonably restraining trade and commerce in violation of federal antitrust laws as contained in Section 1 of the Sherman Antitrust Act (Sherman Act). The suit seeks an award of three times Praxair's alleged damages in an unspecified amount based on alleged higher prices paid for electricity and product sales lost by Praxair. Cross motions for summary judgment were denied. Both parties are appealing the denials.

In November 1988, TEC Cogeneration, Inc., its affiliate Thermo Electron Corporation, RRD Corp. and its affiliate Rolls Royce Inc. filed suit in the United States District Court for the Southern District of Florida against FPL and FPL Group on behalf of South Florida Cogeneration Associates (SFCA), a joint venture which since 1986 has operated a cogeneration facility for Metropolitan Dade County within FPL's service territory in Miami, Florida. The suit alleges that the defendants have engaged in anti-competitive conduct intended to prevent and defeat competition from cogenerators within FPL's service territory, and from SFCA's Metropolitan Dade County facility in particular. It alleges that the defendants' actions constitute monopolization and attempts to monopolize in violation of Section 2 of the Sherman Act; conspiracy in restraint of trade in violation of Section 1 of the Sherman Act; unlawful discrimination in prices, services or facilities in violation of Section 2 of the Clayton Act; and intentional interference with SFCA's contractual relationship with Metropolitan Dade County in violation of Florida law. The suit seeks damages in excess of $100 million, to be trebled under the Sherman and Clayton Acts, as well as compensatory and punitive damages under Florida law, and injunctive relief. FPL's motion for summary judgment has been denied.

FPL believes that it has meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on FPL's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
None

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

All of FPL's common stock is owned by FPL Group. For information regarding dividends paid to FPL Group, see Management's Discussion and Note 7.

Item 6.  Selected Financial Data


                                                         Years Ended December 31,
                                        1993            1992           1991           1990          1989
                                                         (Thousands of Dollars)

SELECTED FINANCIAL DATA:
Operating revenues                      $ 5,224,299      $ 5,100,463   $ 5,158,766    $4,987,690     $4,946,291
Net income available to FPL Group       $   425,297(1)   $   470,899   $   376,261(1) $  381,204     $  393,103
Total assets                            $11,911,342      $11,348,626   $10,515,808    $9,820,551     $9,182,012
Long-term debt, excluding
      current maturities                $3,463,065       $ 3,404,404   $ 3,186,828    $3,109,360     $2,962,004
Obligations under capital leases,
      excluding current maturities      $  271,498       $   324,198   $   279,657    $   74,887     $   84,609
Preferred stock with sinking
      fund requirements, excluding
      current maturities                $   97,000       $   130,150   $   150,150    $  165,950     $  164,250

SELECTED OPERATING STATISTICS:
Energy sales (millions of kwh)              72,455            69,290        68,712        66,763         66,018

Energy sales:
      Residential                             50.2%             49.3%         50.4%         50.2%          48.9%
      Commercial                              39.3              39.0          39.6          39.7           38.9
      Industrial                               5.4               5.9           5.9           6.1            6.4
      Interchange power sales                  2.6               2.4           1.6           1.6            2.1
      Other (2)                                2.5               3.4           2.5           2.4            3.7
Total                                        100.0%            100.0%        100.0%        100.0%         100.0%

Approximate 60-minute net
      peak served (mw):
       Summer season                        15,266            14,661        14,123        13,754         13,425
       Winter season(3)                     12,964            13,112        11,868        13,988         12,876

Average number of customer accounts:
      Residential                        2,973,677         2,911,812     2,863,203     2,801,210      2,715,993
      Commercial                           358,377           350,271       343,837       337,134        327,279
      Industrial                            14,853            14,791        15,350        16,659         17,643
      Other                                  3,261             4,376         4,079         3,820          3,531
Total                                    3,350,168         3,281,250     3,226,469     3,158,823      3,064,446

Average price per kwh sold (cents)(4)         7.10              7.25          7.39          7.37           7.39


(1) Reduced by after-tax effect of cost reduction program or restructuring charge. See Note 2.
(2)    Includes unbilled sales.
(3) The winter season generally represents November and December of the prior year and January through March of the current year.
(4)    Includes unbilled and deferred cost recovery clause revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the three periods presented, net income benefitted from increased energy sales, primarily from customer growth, and the effects of cost control measures. Charges associated with a cost reduction program in 1993 and a corporate restructuring in 1991 reduced net income in those years. In addition, 1992 net income was adversely affected by Hurricane Andrew. In the following discussion, all comparisons are with the corresponding items in the prior year.

Operating Income - FPL's retail operations are regulated by the FPSC. Energy sales to retail customers, which represent over 96% of total energy sales, increased 4.0%, 0.1% and 3.3% in 1993, 1992 and 1991, respectively. Retail customer growth for those years was 2.1%, 1.7% and 2.1%, respectively. Revenues from base rates, which represented 61%, 57% and 56% of operating revenues for 1993, 1992 and 1991, respectively, increased for the three years presented due to higher energy sales. Revenues derived from cost recovery clauses (including fuel) and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

With increasing competition in the utility industry, FPL is continuing its efforts to reduce its operating and capital costs and avoid filing for rate increases, the traditional response to increased rate base and cost pressures. In connection with these efforts, a major cost reduction program was implemented during 1993, resulting in a $138 million pretax charge. The charge consisted primarily of severance pay and employee retirement benefits related to a workforce reduction of approximately 1,700 positions. Approximately 45% of the charge relates to retirement benefits.
Substantially all of the balance represents severance costs, of which about $60 million remains to be paid in 1994. In addition, substantial reductions were reflected in FPL's 1994-98 capital expenditure forecast, including a $210 million reduction from the previous capital expenditure forecast for 1994. The majority of the reductions in the 1994-97 period reflect a decrease in transmission and distribution expenditures through more efficient use of existing plant and more cost effective designs for new facilities. In 1991, FPL implemented a corporate restructuring that eliminated approximately 1,400 FPL positions and about 900 contractor positions. See Note 2.

Other operations and maintenance expenses reflect cost savings from the 1991 restructuring, partially offset by the effects of an increasing customer base, changes in prices and operating activities, as well as the implementation of two new accounting standards relating to postretirement and postemployment benefits. See Note 4. As a result of FPL's recent cost reduction measures, other operations and maintenance expense is expected to decline in 1994, despite projected sales growth, additional generating units in service and two additional nuclear refueling outages. Higher utility plant balances, reflecting facilities added to meet customer growth, resulted in increased depreciation expense. FPL filed new depreciation studies with the FPSC in December 1993. Changes in depreciation rates, when adopted, will be retroactive to January 1994 and, together with increases in utility plant, will increase depreciation expense in 1994. In addition, FPL is scheduled to file updated nuclear decommissioning studies with the FPSC in December 1994. Changes, if any, in the accrual for nuclear decommissioning costs will be effective January 1995. See Note 1.

Non-Operating Income and Deductions - AFUDC increased in 1993 and 1992 due to higher construction activity in the generation area. In future periods AFUDC is expected to decrease because the repowered Lauderdale units were placed in service in the second quarter of 1993, the Martin units are scheduled to be in service by June 1994 and no new generating capacity is under construction.

During the three year period, FPL has been refunding existing debt and preferred stock with lower rate instruments. The reduction in interest due to these refundings has been offset by the interest on new debt issued to fund growth in electric plant. Premiums paid on the redemption of FPL debt are amortized over the remaining life of the respective debt securities, consistent with the ratemaking treatment. See Note 1.

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements and Resources - FPL's primary capital requirements consist of expenditures under its construction program. Total capital expenditures for the period 1994-98, including AFUDC, are expected to be $3.7 billion, including $879 million in 1994. Internally generated funds are expected to fund an increasing percentage of capital expenditures. The balance will be provided primarily through the issuance of long-term debt, preferred stock and commercial paper. See Note 7.

Debt maturities and minimum sinking fund requirements will require cash outflows of approximately $376 million through 1998, including $2 million in 1994. See Note 8. Bank lines of credit currently available to FPL aggregate $800 million.

Financial Covenants - FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. Given FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group. FPL's charter limits the amount of unsecured debt and FPL's mortgage limits the amount of secured debt FPL can issue. At December 31, 1993, the charter and mortgage provisions would allow issuance of approximately $1.3 billion of additional unsecured debt and $5.5 billion of additional first mortgage bonds, respectively. The amount of additional first mortgage bonds that are permitted to be issued will increase as the amount of unfunded property additions increases. FPL's charter also prohibits the issuance of preferred stock unless the preferred stock coverage ratio, as prescribed, is at least 1.5; for the twelve months ended December 31, 1993 it was 2.24.

Item 8.  Financial Statements and Supplementary Data

                        INDEPENDENT AUDITORS' REPORT


FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of Florida Power & Light Company and its subsidiaries, listed in the accompanying index as Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1993. Our audits also comprehended the financial statement schedules of Florida Power & Light Company and its subsidiaries, listed in the accompanying index as Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Power & Light Company and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

As discussed in Notes 3 and 4 to the consolidated financial statements, Florida Power & Light Company and its subsidiaries changed their method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993.



DELOITTE & TOUCHE
Certified Public Accountants

Miami, Florida
February 11, 1994

                      FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                 (Thousands of Dollars)



                                                                         Years Ended December 31,
                                                                    1993           1992              1991

OPERATING REVENUES                                               $5,224,299      $5,100,463     $5,158,766

OPERATING EXPENSES:
      Fuel, purchased power and interchange                       1,758,298       1,829,908      1,932,637
      Other operations and maintenance                            1,251,284       1,203,474      1,276,244
      Depreciation and amortization                                 586,543         542,129        507,101
      Income taxes                                                  243,022         264,974        182,889
      Cost reduction program and restructuring charges              138,000               -         90,008
      Taxes other than income taxes                                 523,724         495,587        483,731
        Total operating expenses                                  4,500,871       4,336,072      4,472,610

OPERATING INCOME                                                    723,428         764,391        686,156

OTHER INCOME (DEDUCTIONS):
      Allowance for other funds used during construction             35,464          30,567         16,814
      Income taxes                                                    3,132             386           (475)
      Other - net                                                     2,247           8,041          8,944
        Other income - net                                           40,843          38,994         25,283

INCOME BEFORE INTEREST CHARGES                                      764,271         803,385        711,439

INTEREST CHARGES:
      Interest on first mortgage bonds and medium-term notes        286,244         281,873        275,914
      Other interest                                                 40,841          33,926         35,238
      Allowance for borrowed funds used during construction         (30,774)        (27,214)       (17,230)
        Interest charges - net                                      296,311         288,585        293,922

NET INCOME                                                          467,960         514,800        417,517

PREFERRED STOCK DIVIDEND REQUIREMENTS                                42,663          43,901         41,256

NET INCOME AVAILABLE TO FPL GROUP, INC.                          $  425,297      $  470,899     $  376,261




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                          (Thousands of Dollars)




                                                                         December 31,
                                                                    1993               1992

ELECTRIC UTILITY PLANT:
      At original cost                                         $14,612,036          $13,256,988
      Less accumulated depreciation                              5,541,164            5,058,241
        Net                                                      9,070,872            8,198,747

      Construction work in progress                                781,435            1,158,688
      Nuclear fuel under capital lease                             226,124              277,803
          Electric utility plant - net                          10,078,431            9,635,238

INVESTMENTS:
      Nuclear decommissioning reserve funds                        325,238              270,506
      Storm and property insurance reserve fund                     53,536               48,292
      Other                                                          9,890                8,152
          Total investments                                        388,664              326,950

CURRENT ASSETS:
      Cash and cash equivalents                                      7,316                3,002
      Receivables:
        Customers, net of allowance for uncollectible
          accounts of $13,612 and $14,558, respectively            439,473              403,914
        Miscellaneous                                               53,255               93,069
      Materials and supplies - at average cost                     235,132              278,057
      Fossil fuel stock - at average cost                           78,337               85,063
      Recoverable storm costs                                       44,945               72,500
      Prepaid expenses                                              34,879               35,992
      Other                                                         11,653               20,725
           Total current assets                                    904,990              992,322

DEFERRED DEBITS AND OTHER ASSETS:
      Unamortized debt reacquisition costs                         302,561              175,320
      Deferred litigation items                                    110,859              110,859
      Other                                                        125,837              107,937
          Total deferred debits and other assets                   539,257              394,116

TOTAL ASSETS                                                   $11,911,342          $11,348,626

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                            CAPITALIZATION AND LIABILITIES
                                (Thousands of Dollars)



                                                                            December 31,
                                                                         1993             1992

CAPITALIZATION:
      Common shareholder's equity                                    $ 3,979,425       $3,778,481
      Preferred stock without sinking fund requirements                  451,250          421,250
      Preferred stock with sinking fund requirements                      97,000          130,150
      Long-term debt                                                   3,463,065        3,404,404
         Total capitalization                                          7,990,740        7,734,285

CURRENT LIABILITIES:
      Commercial paper                                                   349,600                -
      Current maturities of long-term debt and preferred stock             1,500          160,546
      Accounts payable - trade                                           204,874          288,510
      Customers' deposits                                                215,492          214,985
      Deferred clause revenues                                           130,786              175
      Income and other taxes                                             105,425           89,655
      Interest accrued                                                    94,940          109,227
      Tax collections payable                                             55,999           54,261
      Purchased power and interchange                                     50,090           62,860
      Other                                                              229,247          159,262
         Total current liabilities                                     1,437,953        1,139,481

DEFERRED CREDITS AND OTHER LIABILITIES:
      Accumulated deferred income taxes                                1,260,587        1,489,615
      Deferred regulatory credit - income taxes                          216,546                -
      Unamortized investment tax credits                                 323,791          345,438
      Capital lease obligations                                          271,498          324,198
      Storm and property insurance reserve                                81,769           72,122
      Other deferred credits                                             179,340          173,834
      Other liabilities                                                  149,118           69,653
         Total deferred credits and other liabilities                  2,482,649        2,474,860

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES                                 $11,911,342      $11,348,626




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands of Dollars)


                                                                                      Years Ended December 31,
                                                                              1993             1992               1991

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $  467,960       $  514,800       $  417,517
      Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                        586,543          542,129          507,101
         Increase (decrease) in deferred income taxes and
           related regulatory credit                                          (12,482)          84,491          (19,983)
         (Increase) decrease in recoverable storm costs                        12,184          (57,130)               -
         Deferrals under cost recovery clauses (1)                            138,949         (102,977)         120,772
         (Increase) decrease in fossil fuel stock                               6,726           (2,593)          80,129
         Increase (decrease) in accounts payable - trade                      (83,636)          16,785           41,090
         Increase (decrease) in other current liabilities                      69,985           (9,935)          53,695
         Increase in other liabilities                                         79,465           48,079              357
         Other                                                                (21,840)          (2,800)         (21,098)
          Net cash provided by operating activities                         1,243,854        1,030,849        1,179,580

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures (2)                                             (1,077,590)      (1,269,610)      (1,186,678)
      Other                                                                   (15,727)         (27,836)         (20,506)
        Net cash used in investing activities                              (1,093,317)      (1,297,446)      (1,207,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of first mortgage bonds
        and other long-term debt                                            2,082,993          725,570          265,246
      Issuance of preferred stock                                             190,000          125,000                -
      Increase (decrease) in commercial paper                                 349,600                -           (3,000)
      Capital contributions from FPL Group, Inc.                              255,000          335,000          260,000
      Sale of nuclear fuel                                                          -                -          235,972
      Retirement of long-term debt and preferred stock                     (2,518,571)        (487,552)        (190,336)
      Dividends to FPL Group, Inc.                                           (472,617)        (451,616)        (396,994)
      Dividends on preferred stock                                            (42,663)         (43,619)         (41,394)
      Other                                                                    10,035          (22,085)         (15,726)
        Net cash provided (used) by financing activities                     (146,223)         180,698          113,768

Net increase (decrease) in cash and cash equivalents                            4,314          (85,899)          86,164
Cash and cash equivalents at beginning of year                                  3,002           88,901            2,737
Cash and cash equivalents at end of year                                   $    7,316     $      3,002       $   88,901

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest (net of amount capitalized)                   $  310,598     $    269,492       $  283,483
      Cash paid for income taxes                                           $  260,920     $    197,752       $  196,212

Supplemental Schedule of Noncash Investing and Financing Activities:
      Additions to capital lease obligations                               $   57,579     $    152,833       $  274,966


(1) Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)     Excludes allowance for other funds used during construction.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1993, 1992 and 1991

1.      Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Florida Power & Light Company (FPL) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. FPL is a wholly-owned subsidiary of FPL Group, Inc. (FPL Group). Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

Regulation - FPL's accounting practices are subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). As a result of such regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standard
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

Revenues and Rates - Retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records the estimated amount of base revenues for energy delivered to customers but not billed. Such unbilled revenues are included in receivables - customers and amounted to approximately $112 million and $120 million at December 31, 1993 and 1992, respectively.

Revenues include amounts resulting from cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets utilized by these programs, and franchise fees. Such revenues represent a pass-through of costs and include substantially all fuel, purchased power and interchange expenses, conservation-related expenses, revenue taxes and franchise fees. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under or over recovery.

Electric Utility Plant, Depreciation and Amortization - The cost of additions to units of utility property is added to electric utility plant. The cost of units of property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of property are charged to other operations and maintenance expense.

Depreciation of utility property is provided primarily on a straight-line average remaining life basis. Depreciation studies are performed at least every four years for substantially all utility property. The weighted annual composite depreciation rate was approximately 3.9%, 3.5% and 3.8% for the years 1993, 1992 and 1991, respectively. These rates exclude decommissioning expense and certain accelerated depreciation under cost recovery clauses.
All depreciation methods and rates are approved by the FPSC.

Nuclear fuel costs, including a charge for spent nuclear fuel disposal, is accrued in fuel expense on a unit of production method.

Substantially all electric utility plant is subject to the lien of the Mortgage and Deed of Trust, as supplemented, securing FPL's first mortgage bonds.

Allowance for Funds Used During Construction (AFUDC) - FPL recognizes AFUDC as a noncash item which represents the allowed cost of capital used to finance a portion of its construction work in progress. AFUDC is capitalized as an additional cost of utility plant and is recorded as an addition to income. The capitalization rate used in computing AFUDC was 8.67% from January 1993 through June 1993, 8.26% from July 1993 through December 1993, 8.61% in 1992 and 8.46% in 1991.

Nuclear Decommissioning - FPL accrues nuclear decommissioning costs over the expected service life of each plant. Nuclear decommissioning studies are performed at least every five years for FPL's four nuclear units. A provision for nuclear decommissioning of $38 million for each of the years 1993, 1992 and 1991 is included in depreciation expense. The accumulated provision for nuclear decommissioning totaled $445 million and $390 million at December 31, 1993 and 1992, respectively, and is included in accumulated depreciation.

Amounts equal to decommissioning expense are deposited in either qualified funds on a pretax basis or in a non-qualified fund on a net of tax basis. Fund earnings, net of taxes, are reinvested in the funds. Both fund earnings and the charge resulting from reinvestment of the earnings are included in other income (deductions). The related income tax effects are included in deferred taxes. The decommissioning reserve funds may be used only for the payment of the cost of decommissioning FPL's nuclear units. Securities held in the funds consist primarily of tax-exempt obligations and are carried at cost. See Note 9.

The most recent decommissioning studies assume prompt dismantlement for the Turkey Point nuclear units commencing in the year 2005 and for St. Lucie Unit No. 2 commencing in 2021. St. Lucie Unit No. 1 will be mothballed in 2016 until St. Lucie Unit No. 2 is ready for dismantlement. FPL's portion of the cost of decommissioning these units, including dismantlement and reclamation, expressed in 1993 dollars, is currently estimated to aggregate $935 million.

Storm and Property Insurance Reserve Fund - The storm and property insurance reserve fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. The storm and property insurance reserve represents amounts accumulated to date net of expenditures for storm damages. The related income tax effects are included in accumulated deferred income taxes. Securities held in the fund consist primarily of tax-exempt obligations and are carried at cost. In 1992, $21 million of the storm fund was used for storm damage costs associated with Hurricane Andrew. See Note 9.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. The carrying amount of these investments approximates their market value.

Retirement of Long-Term Debt - The excess of reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process.

Rate Matters - Deferred litigation items at December 31, 1993 and 1992, represent costs approved by the FPSC for recovery over five years commencing with the effective date of new base rates to be established in the next general rate proceeding.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. Investment tax credits are used to reduce current federal income taxes and are deferred and amortized to income over the approximate lives of the related property. FPL is included in the consolidated federal income tax return filed by FPL Group. FPL determines its income tax provision on the "separate return method." See Note 3.

2.      Cost Reduction Program and Restructuring Charge

In 1993, FPL implemented a major cost reduction program, which resulted in a $138 million charge and reduced net income by approximately $85 million. The program consisted primarily of a Voluntary Retirement Plan (VRP) and a Special Severance Plan (SSP). The VRP was offered to all employees who were at least 54 years of age and had at least 10 years of service. The plan, among other things, added five years to age and service for the determination of plan benefits to be received by eligible employees. Approximately 700 employees, or 75% of those eligible, elected to retire under this program. The impact on pension cost resulting from the two programs as determined under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," was approximately $34 million. The impact on postretirement benefits as determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" was approximately $29 million. These amounts are included as part of the total charge of $138 million. See
Note 4.

In 1991, FPL recorded a $90 million restructuring charge in connection with a company-wide restructuring which reduced net income by $56 million. The charge included severance pay for departing employees, as well as relocation and facility modification expenditures.

3.      Income Taxes

In 1993, FPL adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under the liability method, the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. The principal effect of adopting SFAS No. 109 was the reclassification of the revenue equivalent of deferred taxes in excess of the amount required to be reported as a liability under SFAS No. 109 from accumulated deferred income taxes to a newly-established deferred regulatory credit - income taxes. This amount will be amortized over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Adoption of this standard had no effect on results of operations. The net result of amortizing the deferred regulatory credit and the related deferred taxes established under SFAS No. 109 is to yield comparable amounts to those included in the tax provision under accounting rules applicable to prior periods.

The components of income taxes are as follows:

                                                               Years Ended December 31,
                                                            1993          1992          1991
                                                                (Thousands of Dollars)
Federal:
      Charged to operating expenses:
        Current. . . . . . . . . . . . . . . . .         $ 238,208      $ 171,571     $  186,134
        Deferred:
          Loss on reacquired debt. . . . . . . .            41,606          7,401            691
          Cost reduction program/restructuring .           (28,995)           191         (7,909)
          Depreciation and related items . . . .            13,598         37,749         67,285
          Cost recovery clauses. . . . . . . . .           (45,873)        33,334        (39,045)
          Nuclear decommissioning reserve. . . .            (2,016)        (1,959)       (12,459)
          Other. . . . . . . . . . . . . . . . .             9,109         (3,481)        (8,639)
        Deferred investment tax credits. . . . .              (503)        (2,817)          (634)
        Amortization of investment tax credits .           (21,143)       (20,082)       (37,280)
            Total. . . . . . . . . . . . . . . .           203,991        221,907        148,144
      Charged to other income:
        Current. . . . . . . . . . . . . . . . .              (311)         1,369           (516)
        Deferred:
          Amortization of tax settlement interest. . . .     3,229          3,156          3,251
          Other. . . . . . . . . . . . . . . . .            (6,189)        (5,364)        (2,960)
            Total federal. . . . . . . . . . . .           200,720        221,068        147,919
State:
      Charged to operating expenses:
        Current. . . . . . . . . . . . . . . . .            41,780         29,224         33,642
        Deferred:
          Loss on reacquired debt. . . . . . . .             6,992          1,358            209
          Cost reduction program/restructuring .            (4,810)            33         (1,354)
          Depreciation and related items . . . .             2,207          8,110         12,249
          Cost recovery clauses. . . . . . . . .            (7,645)         5,706         (6,684)
          Other. . . . . . . . . . . . . . . . .               507         (1,364)        (3,317)
            Total. . . . . . . . . . . . . . . .            39,031         43,067         34,745
      Charged to other income:
        Current. . . . . . . . . . . . . . . . .               616            832            585
        Deferred:
          Amortization of tax settlement interest. . . .       553            540            556
          Other. . . . . . . . . . . . . . . . .            (1,030)          (919)          (441)
            Total state. . . . . . . . . . . . .            39,170         43,520         35,445
Total income taxes . . . . . . . . . . . . . . .          $239,890       $264,588       $183,364

A reconciliation between income tax expense and the expected income tax expense at the applicable statutory rates is as follows:


                                                                               Years Ended December 31,
                                                                          1993           1992         1991
                                                                               (Thousands of Dollars)

Computed at statutory federal income tax rate. . . . . . . . . . .       $247,747      $264,992     $204,300
Increases (reductions) resulting from:
      State income taxes - net of federal income tax benefit . . .         25,461        28,723       23,394
      Amortization of investment tax credits . . . . . . . . . . .        (21,143)      (20,082)     (37,280)
      Allowance for other funds used during construction . . . . .        (14,177)      (11,801)      (6,700)
      Other - net. . . . . . . . . . . . . . . . . . . . . . . . .          2,002         2,756         (350)
Total income taxes . . . . . . . . . . . . . . . . . . . . . . . .       $239,890      $264,588      $183,364


The income tax effects of temporary differences giving rise to FPL's deferred income tax assets and liabilities after adoption of SFAS No. 109 are as follows:


                                                    December 31, 1993   January 1, 1993
                                                           (Thousands of Dollars)
Deferred tax liabilities:
      Property related . . . . . . . . . . . . .        $1,634,808      $1,609,900
      Unamortized debt reacquisition costs . . .           116,556          65,900
      Other. . . . . . . . . . . . . . . . . . .            29,674           8,500
       Total deferred tax liabilities. . . . . .         1,781,038       1,684,300

Deferred tax assets:
      Unamortized investment tax credits . . . .           124,913         130,000
      Deferred regulatory credit - income taxes.            83,524         110,100
      Storm and decommissioning reserves . . . .           133,754         119,100
      Other. . . . . . . . . . . . . . . . . . .           178,260         128,100
       Total deferred tax assets . . . . . . . .           520,451         487,300
Accumulated deferred income taxes. . . . . . . .        $1,260,587      $1,197,000


4.     Employee Retirement Benefits

Pension Benefits - Substantially all employees of FPL are covered by FPL Group's noncontributory defined benefit pension plan. Plan benefits are generally based on employees' years of service and compensation during the last years of employment. Participants are vested after five years of service. Plan assets consist primarily of bonds, common stocks and short-term investments. Any pension cost recognized by FPL Group is allocated to FPL on a pro rata basis.

For 1993, 1992 and 1991 the components of pension cost which were allocated to FPL, a portion of which has been capitalized, are as follows:

                                                                      Years Ended December 31,
                                                                     1993          1992        1991
                                                                         (Thousands of Dollars)

Benefits earned during the year. . . . . . . . . . . . . . . . . . $  35,672      $ 39,076     $  36,268
Interest cost on projected benefit obligation. . . . . . . . . . .    77,854        61,974        59,971
Actual return on plan assets . . . . . . . . . . . . . . . . . . .  (233,732)      (75,823)     (249,773)
Net amortization and deferral. . . . . . . . . . . . . . . . . . .   105,614       (30,448)      147,812
Negative pension cost. . . . . . . . . . . . . . . . . . . . . . .   (14,592)       (5,221)       (5,722)
Effect of cost reduction program (see Note 2). . . . . . . . . . .    34,463             -             -
Regulatory adjustment. . . . . . . . . . . . . . . . . . . . . . .         -         5,221         5,722
Pension cost recognized in the Consolidated Statements of Income . $  19,871      $      -     $       -


Prior to 1993, an adjustment was made to reflect in the results of operations the pension cost calculated under the actuarial cost method used for ratemaking purposes. In 1993, FPL adopted consistent pension measurements for ratemaking and financial reporting. The accumulated regulatory adjustment is being amortized to income over five years. At December 31, 1993 and 1992, the cumulative amounts of these regulatory adjustments included in other deferred credits were approximately $16 million and $20 million, respectively.

During 1992, the method used for valuing plan assets in the calculation of pension cost was changed from fair value to a calculated market-related value. The new method was adopted to reduce the volatility in annual pension expense that results from short-term fluctuations in the securities markets. The cumulative effect of the change was to reduce prepaid pension cost and the related accumulated regulatory adjustment by approximately $37 million, with no effect on earnings.

During 1993, the effect of a prior plan amendment that changed the manner in which benefits accrue was recognized and included as part of prior service cost to be amortized over the remaining service life of the employees.

FPL funds the pension cost calculated under the entry age normal level percentage of pay actuarial cost method, provided that this amount satisfies the Employee Retirement Income Security Act minimum funding standards and is not greater than the maximum tax deductible amount for the year. No contributions to the plan were required for 1993, 1992 or 1991.

In 1993, the FPL pension plan and the FPL Group pension plan were combined. Accordingly, the 1992 amounts have been restated to present the position of the combined plans. Any pension cost recognized by FPL Group has been allocated to FPL on a pro rata basis. At December 31, 1993, the portion of prepaid pension cost recognized in FPL's statement of position was a liability of approximately $.3 million. A reconciliation of the funded status of the combined FPL Group Plan is presented below:

                                                                                    December 31,
                                                                                 1993          1992
                                                                               (Thousands of Dollars)

Fair market value of plan assets . . . . . . . . . . . . . . . . . . . . .   $1,662,051      $1,549,294
Actuarial present value of benefits for services rendered to date:
      Accumulated benefits based on salaries to date,
        including vested benefits of $689.2 million and
        $870.6 million for 1993 and 1992, respectively . . . . . . . . . .      740,959         883,487
      Additional benefits based on estimated future salary levels. . . . .      325,582         235,908
Projected benefit obligation . . . . . . . . . . . . . . . . . . . . . . .    1,066,541       1,119,395
Plan assets in excess of projected benefit obligation. . . . . . . . . . .      595,510         429,899
Prior service cost not recognized in net periodic pension cost . . . . . .      212,908          79,584
Unrecognized net asset at January 1, 1986, being amortized
      primarily over 19 years - net of accumulated amortization. . . . . .     (256,914)       (280,270)
Unrecognized net gain. . . . . . . . . . . . . . . . . . . . . . . . . . .     (548,741)       (206,755)(1)
Prepaid pension cost . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    2,763     $    22,458


(1) Includes $37 million effect of changing to calculated market-related method of valuing plan assets.

As of December 31, 1993 and 1992, the weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 6.0%, respectively. The assumed rate of increase in future compensation levels at those respective dates was 5.5% and 6.0%. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1993 and 7.0% for 1992 and 1991.

Other Postretirement Benefits - Substantially all employees of FPL are covered by FPL Group's defined benefit postretirement plans for health care and life insurance benefits. Eligibility for health care benefits is based upon age plus years of service at retirement. The plans are contributory, and contain cost-sharing features such as deductibles and coinsurance. FPL Group has capped company contributions for postretirement health care at a defined level which, depending on actual claims experience, may be reached by the year 2000. Generally, life insurance benefits for retirees are capped at $50,000. FPL Group's policy is to fund postretirement benefits in amounts determined at the discretion of management. Benefit payments in 1993 and 1992 totaled $13 million and $12 million, respectively, and were paid out of existing plan assets.

In 1993, FPL adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." For the year ended December 31, 1993, the components of net periodic postretirement benefit cost allocated to FPL, a portion of which has been capitalized, are as follows:


                                                           Year Ended
                                                         December 31, 1993
                                                     (Thousands of Dollars)

Service cost . . . . . . . . . . . . . . . . . . . . .       $ 5,094
Interest cost. . . . . . . . . . . . . . . . . . . . .        14,303
Return on plan assets. . . . . . . . . . . . . . . . .        (7,935)
Amortization of transition obligation  . . . . . . . .         4,017
Net periodic postretirement benefit cost . . . . . . .        15,479
Effect of cost reduction program (see Note 2). . . . .        29,008
Postretirement benefit cost recognized in the
  Consolidated Statement of Income . . . . . . . . . .       $44,487


A reconciliation of the funded status of the combined FPL Group Plan is presented below. The portion of accrued postretirement benefit cost recognized in the statement of position of FPL is approximately $44 million.


                                                                    December 31, 1993
                                                                 (Thousands of Dollars)

Plan assets at fair value, primarily listed stocks and bonds . . . .     $109,372

Accumulated postretirement benefit obligation:
      Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,788
      Fully eligible active plan participants. . . . . . . . . . . .       68,823
      Other active plan participants . . . . . . . . . . . . . . . .      177,419
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      253,030
Accumulated postretirement benefit obligation
      in excess of plan assets . . . . . . . . . . . . . . . . . . .     (143,658)
Unrecognized net transition obligation (amortized over 20 years) . .       66,217
Unrecognized net loss. . . . . . . . . . . . . . . . . . . . . . . .       32,633
Accrued postretirement benefit cost. . . . . . . . . . . . . . . . .      $44,808


The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1993 is 10.5% for retirees under age 65 and 6.5% for retirees over age 65. These rates are assumed to decrease gradually to 6.0% by the year 2000, which is when it is anticipated that benefit costs will reach the defined level at which FPL Group's contributions will be capped. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of December 31, 1993 by $8 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1993 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1993. The expected long-term rate of return on plan assets was 7.75% at December 31, 1993.

Postemployment Benefits - In 1993, FPL adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires a change from recognizing expenses when paid to recording the benefits as the liability is incurred. Implementation of this pronouncement did not have a material effect on FPL's results of operations.

5.      Leases

In 1991, FPL expanded its nuclear fuel lease program to include all four of its nuclear units. In connection with this expansion, FPL sold to a non-affiliated lessor and leased back approximately $220 million of nuclear fuel held in reactors of these units, as well as nuclear fuel in various stages of enrichment. The fuel was sold at book value. Nuclear fuel payments, which are based on energy production and are charged to fuel expense, were $122 million, $120 million and $81 million for the years ended December 31, 1993, 1992 and 1991, respectively. Included in these payments was an interest component of $11 million, $13 million and $9 million in 1993, 1992 and 1991, respectively. Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $226 million at December 31, 1993. For ratemaking purposes, the leases encompassed within this lease arrangement are classified as operating leases. For financial reporting purposes, the capital lease obligation is recorded at the amount due in the event of lease termination.

In 1992, FPL entered into a noncancellable capital lease arrangement for an office building whose net book value at December 31, 1993 and 1992 was approximately $46 million and $48 million, respectively. The present value of future minimum lease payments at December 31, 1993 totaled $49 million. Future minimum annual lease payments under this lease arrangement, which expires in 2016, are estimated to be $4 million.

Excluding these leases, the amount of assets and capitalized lease obligations for other capital leases is not material.

FPL leases automotive, computer, office and other equipment through rental agreements with various terms and expiration dates. Rental expense totaled $31 million, $53 million and $50 million for 1993, 1992 and 1991, respectively. Minimum annual rental commitments for noncancellable operating leases are $21 million for 1994, $18 million for 1995, $12 million for 1996, $6 million for 1997, $5 million for 1998 and $13 million thereafter.

6.      Jointly-Owned Facilities

FPL owns approximately 85% of the St. Lucie Nuclear Unit No. 2, 20% of the St. Johns River Power Park (SJRPP) units and coal terminal and a 49% undivided interest in Scherer Unit No. 4. FPL expects to purchase an additional 27% undivided ownership interest in Scherer Unit No. 4 in two stages through 1995. At December 31, 1993, FPL's investment in St. Lucie Unit No. 2 was $768 million, net of accumulated depreciation of $397 million; the investment in the SJRPP units and coal terminal was $221 million, net of accumulated depreciation of $110 million; the investment in Scherer Unit No. 4 was $296 million, net of accumulated depreciation of $54 million.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1993, there was no significant balance of construction work in progress on these facilities.

7.      Common Shareholder's Equity

The changes in common shareholder's equity accounts are as follows:


                                                                            Additional                   Common
                                                           Common            Paid-in       Retained   Shareholder's
                                                           Stock(1)          Capital       Earnings      Equity
                                                                            (Thousands of Dollars)

Balances, December 31, 1990. . . . . . . . . . . . . .    $1,373,069       $  895,128     $921,456
        Contributions from FPL Group . . . . . . . . .             -          260,000            -
        Net income available to FPL Group. . . . . . .             -                -      376,261
        Dividends to FPL Group . . . . . . . . . . . .             -                -     (396,994)
        Other. . . . . . . . . . . . . . . . . . . . .             -               28         (209)
Balances, December 31, 1991. . . . . . . . . . . . . .     1,373,069        1,155,156      900,514
        Contributions from FPL Group . . . . . . . . .             -          335,000            -
        Net income available to FPL Group. . . . . . .             -                -      470,899
        Dividends to FPL Group . . . . . . . . . . . .             -                -     (451,616)
        Preferred stock issuance costs and other . . .             -           (2,689)      (1,852)
Balances, December 31, 1992. . . . . . . . . . . . . .     1,373,069        1,487,467      917,945     $3,778,481
        Contributions from FPL Group . . . . . . . . .             -          255,000            -
        Net income available to FPL Group. . . . . . .             -                -      425,297
        Dividends to FPL Group . . . . . . . . . . . .             -                -     (472,617)
        Preferred stock issuance costs and other . . .             -           (1,031)      (5,705)
Balances, December 31, 1993. . . . . . . . . . . . . .    $1,373,069       $1,741,436     $864,920     $3,979,425


(1) Common stock, no par value, 1,000 shares authorized, issued and outstanding.

FPL's charter and mortgage contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group.
Given FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

In 1993, 1992 and 1991 FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

8.      Preferred Stock and Long-Term Debt

Preferred Stock (1)


                                                                December 31, 1993
                                                               Shares    Redemption            December 31,
                                                            Outstanding     Price           1993          1992
                                                                          (Thousands of Dollars)

Preferred stock without sinking fund requirements:
      Cumulative, No Par Value, authorized 10,000,000
      shares at December 31, 1993 and December 31, 1992
        $2.00 No Par Value, Series A (Involuntary
          Liquidation Value $25 Per Share)                     5,000,000   $   27.00      $125,000     $125,000

      Cumulative, $100 Par Value, authorized
      15,822,500 shares at December 31, 1993
      and 17,842,000 shares at December 31, 1992
        4 1/2% Series                                            100,000      101.00        10,000      10,000
        4 1/2% Series A                                           50,000      101.00         5,000       5,000
        4 1/2% Series B                                           50,000      101.00         5,000       5,000
        4 1/2% Series C                                           62,500      103.00         6,250       6,250
        4.32% Series D                                            50,000      103.50         5,000       5,000
        4.35% Series E                                            50,000      102.00         5,000       5,000
        7.28% Series F                                           600,000      102.93        60,000          60,000
        7.40% Series G                                           400,000      102.53        40,000          40,000
        8.70% Series K                                                 -           -             -      75,000
        8.84% Series L                                                 -           -             -      50,000
        8.50% Series P                                                 -           -             -      35,000
        6.98% Series S                                           750,000           -(2)     75,000           -
        7.05% Series T                                           500,000           -(2)     50,000           -
        6.75% Series U                                           650,000           -(2)     65,000           -
Total preferred stock without sinking fund requirements        8,262,500                  $451,250    $421,250

Preferred stock with sinking fund requirements(3):
        10.08% Series J                                                -           -             -    $  3,746
        8.70% Series M                                                 -           -             -      30,200
        11.32% Series O                                                -           -             -       6,500
        6.84% Series Q (4)                                       485,000      104.10      $ 48,500      48,500
        8.625% Series R (5)                                      500,000      108.63        50,000      50,000
      Total preferred stock with sinking fund requirements       985,000                    98,500     138,946
      Less current maturities                                                                1,500       8,796
Preferred stock with sinking fund requirements, excluding current maturities              $ 97,000    $130,150


(1) FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value. No shares of subordinated preferred stock are outstanding. In 1993, FPL issued 1,900,000 shares of $100 par value preferred stock. In 1992, FPL issued 5,000,000 shares of $2.00 No Par Value, Series A, preferred stock. There were no issuances of preferred stock in 1991.
(2)  Not redeemable prior to 2003.
(3) Minimum annual sinking fund requirements on preferred stock are approximately $2 million for each of the years 1994 and 1995 and $4 million for each of the years 1996, 1997 and 1998. In the event that FPL should be in arrears on its sinking fund obligations, FPL may not pay dividends on common stock.
(4) Entitled to a sinking fund to retire a minimum of 15,000 shares and a maximum of 30,000 shares annually from 1994 through 2026 at $100 per share plus accrued dividends. FPL redeemed and retired 15,000 shares in 1992, satisfying the 1993 minimum annual sinking fund requirement.
(5) Entitled to a sinking fund to retire a minimum of 25,000 shares and a maximum of 50,000 shares annually from 1996 through 2015 at $100 per share plus accrued dividends.

Long-Term Debt(1)(2)


                                                                          December  31,
                                                                       1993            1992
                                                                     (Thousands of Dollars)
First Mortgage Bonds:
      Maturing through 2000 - 4 5/8% to 9 5/8%                    $   460,697       $  500,000
      Maturing 2001 through 2015 - 6 5/8% to 9 1/8%                   700,000          725,000
      Maturing 2016 through 2026 - 7% to 10 1/4%                    1,126,223        1,425,000
      Medium-Term Notes:
        Maturing through 2000 - 4.85% to 9.5%                         280,300           30,000
        Maturing 2001 through 2015 - 5.79% to 9.4%                    155,725           90,000
        Maturing 2016 through 2022 - 8% to 9.45%                      148,700          193,700
      Pollution Control and Industrial Development Series:
        Maturing 2008 through 2027 - 6.10% to 11 3/8%                 412,565(3)       456,705
Pollution Control, Solid Waste Disposal and
      Industrial Development Revenue Bonds:
        Maturing 2021 through 2027 - variable, 2.6%
          to 3.9% year-end interest rate                              200,315           77,625
Installment Purchase and Security Contracts:
      Maturing 2004 through 2007 - 5.40% to 6.15%                      22,990           89,030
Promissory Note - 5% due 1993                                               -            1,750
Unamortized discount - net                                            (44,450)         (32,656)
      Total long-term debt                                          3,463,065        3,556,154
      Less current maturities                                               -          151,750
Long-term debt, excluding current maturities                       $3,463,065       $3,404,404


(1) Minimum annual maturities and sinking fund requirements of long-term debt are approximately $80 million for 1995, $100 million for 1996 and $181 million for 1998.
(2) Available lines of credit aggregated approximately $800 million at December 31, 1993, all of which were based on firm commitments.
(3) Excludes approximately $46 million principal amount of bonds removed from the balance sheet in December 1993 as a result of an in-substance defeasance. Such bonds were redeemed in January 1994 with funds previously placed in an irrevocable trust.

9.      Fair Value of Financial Instruments

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


                                                                          December 31,
                                                                1993                        1992
                                                       Carrying      Estimated      Carrying      Estimated
                                                        Amount      Fair Value(1)    Amount     Fair Value(1)
                                                                     (Thousands of Dollars)

Nuclear decommissioning reserve funds                 $   325,238    $  348,352    $  270,506    $  281,789
Storm and property insurance reserve fund             $    53,536    $   55,489    $   48,292    $   50,088
Preferred stock with sinking fund requirements(2)     $    98,500    $  104,463    $  138,946    $  144,148
Long-term debt(2)                                     $ 3,463,065    $3,618,822    $3,556,154    $3,711,632


(1)     Based on the quoted market prices for these or similar issues.
(2)     Includes current maturities.

10.     Commitments and Contingencies

Capital Commitments - FPL has made certain commitments in connection with its projected capital expenditures. These expenditures, for the construction or acquisition of additional facilities and equipment to meet customer demand, are estimated to be $3.7 billion, including AFUDC, for the years 1994 through 1998.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $317 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $40 million per incident per year.

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plant, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum assessment is $72 million under the programs in effect at December 31, 1993. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $82 million at that date.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL's financial condition.

In 1993, FPL replaced its transmission and distribution (T&D) property insurance coverage with a self-insurance program due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery of any losses in excess of the storm fund from ratepayers will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) through 2023 and with the subsidiaries of the Southern Company to purchase 1,406 mw of power through May 1994, and declining amounts thereafter through mid-2010. FPL also has various firm pay-for-performance contracts to purchase 1,031 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. Energy payments are based on the actual power taken under these contracts.

The required capacity payments through 1998 under these contracts are estimated to be as follows:


                                        1994    1995    1996   1997   1998
                                                    (In Millions)

JEA. . . . . . . . . . . . . . . . . .  $  80   $  80  $  80   $  80  $  80
Southern Companies . . . . . . . . . .    200     150    140     140    140
Qualifying Facilities. . . . . . . . .    140     160    310     340    350

FPL's capacity and energy charges under these contracts for 1993, 1992 and 1991 were as follows:


                                      1993 Charges          1992 Charges              1991 Charges
                                 Capacity   Energy(3)  Capacity     Energy(3)    Capacity  Energy(3)
                                                            (In Millions)

JEA. . . . . . . . . . . . . .   $  85(1)    $ 51     $    85(1)     $    48     $  82(4)  $  53
Southern Companies . . . . . .     268(2)     183         377(2)         283       389(2)    311
Qualifying Facilities. . . . .      60(2)      40          44(2)          40         5(2)     36


(1) Recovered through base rates and the capacity cost recovery clause (capacity clause).
(2)     Recovered through the capacity clause.
(3)     Recovered through the fuel and purchased power cost recovery clause.
(4)     Recoverable through base rates.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $280 million for 1994, $380 million for 1995 and $390 million for each of the years 1996, 1997 and 1998. Total payments made under these contracts were $270 million, $269 million and $221 million for 1993, 1992 and 1991, respectively.

Litigation - Union Carbide Corporation sued FPL and Florida Power Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and product sales lost. Cross motions for summary judgment were denied. Both parties are appealing the denials.

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that FPL has engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and have wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million before trebling under antitrust law, plus other unspecified compensatory and punitive damages. FPL's motion for summary judgment has been denied.

FPL believes that it has meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on FPL's financial statements.

11.     Transactions with Related Parties

FPL provides certain services to and receives services from FPL Group, or other subsidiaries of FPL Group. The full cost of such services is charged to the entity benefitting from the service. In addition, certain common costs of FPL Group are allocated to all subsidiaries, including FPL, based primarily on each subsidiary's equity. Neither current period amounts charged or allocated, nor balances outstanding, were material for any year. See Note 3 - Income Taxes.

12.     Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1993 and 1992 is as follows:


                                     March 31(1)    June 30(1)    September 30(1)   December 31(1)
                                                           (Thousands of Dollars)
            1993
Operating revenues . . . . . . .     $1,103,536     $ 1,321,504   $1,586,141        $1,213,118
Operating income . . . . . . . .     $  163,685     $   180,633   $  210,608(2)     $  168,502
Net income . . . . . . . . . . .     $  102,908     $   115,679   $  142,747(2)     $  106,626
Net income available to FPL Group.   $   91,631     $  105,036    $  132,035(2)     $   96,595

            1992
Operating revenues . . . . . . .     $1,064,693     $ 1,232,414   $1,556,083        $1,247,273
Operating income . . . . . . . .     $  150,305     $   174,950   $  264,668        $  174,468
Net income . . . . . . . . . . .     $   85,683     $   113,032   $  201,971        $  114,114
Net income available to FPL Group.   $   75,305     $   101,625   $  190,912        $  103,057


(1) In the opinion of FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of such amounts for such periods, have been made. Results of operations for an interim period may not give a true indication of results for the calendar year.
(2) Charge resulting from cost reduction program reduced amount shown by $85 million. See Note 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

                                  DIRECTORS(1)

James L. Broadhead. Mr. Broadhead, 58, is chairman and chief executive officer of FPL. He is also chairman, president and chief executive officer of FPL Group and president and chief executive officer of FPL Group Capital Inc. Mr. Broadhead is a director of FPL Group and its subsidiary FPL Group Capital Inc, Barnett Banks, Inc., Delta Air Lines, Inc. and The Pittston Company. He is also a board fellow of Cornell University. Mr. Broadhead has been a director of FPL since 1989.

Dennis P. Coyle. Mr. Coyle, 55, is general counsel and secretary of FPL and FPL Group. He is also secretary of FPL Group Capital Inc. Mr. Coyle was formerly vice president of FPL Group and partner of the law firm Steel Hector & Davis. Mr. Coyle has been a director of FPL since 1990.

Paul J. Evanson. Mr. Evanson, 52, is senior vice president, finance and chief financial officer of FPL, vice president, finance and chief financial officer of FPL Group and vice president and chief financial officer of FPL Group Capital Inc. He is a director of FPL Group Capital Inc, Lynch Corporation and Southern Energy Homes, Inc. Mr. Evanson was formerly president and chief operating officer of the Lynch Corporation, a diversified holding company.
Mr. Evanson has been a director of FPL since 1992.

Stephen E. Frank. Mr. Frank, 52, is president and chief operating officer of FPL. He was formerly executive vice president and chief financial officer of TRW, Inc., a Cleveland-based diversified, high technology, multinational company. He is a director of FPL Group, Arkwright Mutual Insurance Company and Great Western Financial Corporation and a trustee of the University of Miami. Mr. Frank has been a director of FPL since 1990.

Jerome H. Goldberg. Mr. Goldberg, 62, is president of FPL's nuclear division. He was formerly executive vice president of FPL and group vice president-nuclear of Houston Lighting & Power Company, an electric utility. Mr. Goldberg has been a director of FPL since 1990.

Lawrence J. Kelleher. Mr. Kelleher, 46, is senior vice president, human resources of FPL and vice president, human resources of FPL Group. He was formerly chief human resources officer of FPL, director of corporate development of FPL Group and director of management services of FPL. Mr. Kelleher has been a director of FPL since 1990.

J. Thomas Petillo. Mr. Petillo, 49, is senior vice president, external affairs of FPL. He was formerly group vice president of FPL. Mr. Petillo has been a director of FPL since 1991.

C. O. Woody. Mr. Woody, 55, is senior vice president, power generation of FPL. He was formerly executive vice president of FPL. Mr. Woody has been a director of FPL since 1990.

Michael W. Yackira. Mr. Yackira, 42, is senior vice president, market and regulatory services of FPL. He was formerly chief planning officer of FPL, vice president of FPL Group and vice president of GTE Florida, a telecommunications company, and assistant controller of GTE Service Corp., a telecommunications company. Mr. Yackira has been a director of FPL since 1990.

(1) Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Includes each director's business experience during the past five years.

                                     EXECUTIVE OFFICERS(1)


        Name            Age                         Position                            Effective Date

James L. Broadhead      58    Chairman of the Board and Chief Executive Officer          January 15, 1990

Dennis P. Coyle         55    General Counsel and Secretary                              July 1, 1991

K. Michael Davis        47    Vice President, Accounting, Controller and                 July 1, 1991
                                 Chief Accounting Officer

Paul J. Evanson         52    Senior Vice President, Finance and Chief                   December 5, 1992
                                 Financial Officer

Stephen E. Frank        52    President and Chief Operating Officer                      August 13, 1990

Jerome H. Goldberg      62    President, Nuclear Division                                July 1, 1991

Lawrence J. Kelleher    46    Senior Vice President, Human Resources                     July 1, 1991

J. Thomas Petillo       49    Senior Vice President, External Affairs                    July 1, 1991

Dilek L. Samil          38    Treasurer                                                  July 1, 1991

C. O. Woody             55    Senior Vice President, Power Generation                    July 1, 1991

Michael W. Yackira      42    Senior Vice President, Market and Regulatory Services      July 1, 1991


(1) Executive officers are elected annually by, and serve at the pleasure of, FPL's Board of Directors.


The business experience of the above named executive officers is as follows:

Mr. Davis was previously comptroller of FPL.

Ms. Samil was previously assistant treasurer of FPL and FPL Group.

For the business experience of the remaining executive officers, see Item 10. Directors and Executive Officers of the Registrant - Directors.

Item 11.  Executive Compensation

The following table sets forth compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 1993.

           SUMMARY COMPENSATION TABLE



                                                                                      Long-Term Compensation
                                                   Annual Compensation                Awards       Payouts         All
                                                                         Other      Restricted    Long Term       Other
                                                                         Annual        Stock    Incentive Plan   Compen-
   Name and Principal Position        Year    Salary       Bonus      Compensation    Awards(1)   Payouts(2)     sation(3)

James L. Broadhead                    1993    $666,333     $505,747      $ 4,989      $     -     $  609,664     $    9,182
  Chairman of the Board and Chief     1992     643,800      424,483        3,342            -        647,772          8,576
    Executive Officer of FPL          1991     592,059      378,450        3,313            -(4)           -          8,175
    and FPL Group


Stephen E. Frank                      1993     476,100      282,803        3,278            -        273,836         10,554
  President and Chief Operating       1992     460,000      245,916        3,064            -        286,000          9,858
    Officer of FPL                    1991     420,000      243,000          773      175,670(5)           -          8,105


Jerome H. Goldberg                    1993     445,100      204,468        9,702            -        148,432         10,554
  President, Nuclear Division         1992     430,000      175,528        4,241            -        107,250          9,858
    of FPL                            1991     395,300      170,000        4,359            -              -          8,802


Dennis P. Coyle                       1993     270,135      116,648            -            -        129,136          9,163
  General Counsel and Secretary       1992     261,000       99,754        1,899            -        132,839          8,576
    of FPL and FPL Group              1991     226,118       91,350          445            -              -          5,470


C. O. Woody                           1993     261,900      126,039          721            -        129,078         10,554
  Senior Vice President, Power        1992     253,000      103,736        1,455            -        117,939          9,858
    Generation of FPL                 1991     237,400       97,000        1,602            -              -          8,802


(1)   Dividends at normal rates are paid on restricted common stock.
(2) Payouts were made 60% in shares of common stock, valued at $37.875 per share, and 40% in cash.
(3)   Employer matching contributions to employee thrift plans.
(4) At December 31, 1993, Mr. Broadhead held 96,800 shares of restricted common stock with a value of $3,787,300. These shares were awarded in 1991 for the purpose of financing Mr. Broadhead's supplemental retirement plan and will offset lump sum benefits that would otherwise be payable to him in cash upon retirement. See Retirement Plans herein.
(5) At December 31, 1993, Mr. Frank held 1,882 shares of restricted common stock with a value of $73,633. A total of 5,644 shares were awarded to Mr. Frank in 1991 pursuant to an undertaking made to him when he was initially employed by FPL and vested in equal installments on February 15, 1992, 1993 and 1994.

Stock Options

The following table sets forth information with respect to the only executive officer named in the Summary Compensation Table who held any stock options or stock appreciation rights (SARs) during 1993.




                                                                       December 31, 1993
                                                     Number of Shares                     Value of Unexercised
                         Shares                    Underlying Unexercised                      In-the-Money
                        Acquired     Value             Options/SARs                            Options/SARs
      Name            on Exercise  Realized      Exercisable  Unexercisable             Exercisable    Unexercisable

C. O. Woody            -             -              1,787          -                      $14,743            -


Long Term Incentive Plan Awards

In 1993 and 1994, awards of performance shares under FPL Group's Long Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following table.

        LONG TERM INCENTIVE PLAN AWARDS


                                                                         Estimated Future Payouts
                                                                     Under Non-Stock Price-Based Plans
                                                                              Number of Shares
                                                 Performance
                                  Number of         Period
         Name           Year       Shares        Until Payout          Threshold     Target    Maximum

James L. Broadhead      1993       21,883        1/1/93 - 12/31/96         -         21,883    21,883
                        1994       25,282        1/1/94 - 12/31/97         -         25,282    25,282

Stephen E. Frank        1993        8,656        1/1/93 - 12/31/96         -          8,656     8,656
                        1994       10,001        1/1/94 - 12/31/97         -         10,001    10,001

Jerome H. Goldberg      1993        6,937        1/1/93 - 12/31/96         -          6,937     6,937
                        1994        8,014        1/1/94 - 12/31/97         -          8,014     8,014

Dennis P. Coyle         1993        4,839        1/1/93 - 12/31/96         -          4,839     4,839
                        1994        5,590        1/1/94 - 12/31/97         -          5,590     5,590

C. O. Woody             1993        4,082        1/1/93 - 12/31/96         -          4,082     4,082
                        1994        4,743        1/1/94 - 12/31/97         -          4,743     4,743


The performance share awards shown above are payable at the end of the four-year performance periods. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 100%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. The incentive performance measures were financial (weighted 50%), operating (weighted 30%) and major projects (weighted 20%). The financial performance indicators were operations and maintenance costs, capital expenditure levels, book and regulatory return on equity and net income. The operating performance indicators were customer satisfaction survey results, service reliability as measured by the frequency and duration of service interruptions, system performance as measured by the equivalent availability factors for the fossil and nuclear power plants, unplanned trips of nuclear power plants, the NRC's systematic assessment of licensee performance for the nuclear plants, employee staffing levels, number of significant environmental violations and employee safety. The major projects performance indicators were load management installed capability, the adherence to schedules and budgets for the Lauderdale repowering project, the Martin plant construction project, and customer information system project, implementation of an integrated resource plan and conservation programs annual installed capacity. If FPL Group shareholders approve the Annual Incentive Plan and Long

Term Incentive Plan described in FPL Group's proxy statement for the 1994 Annual Meeting, future annual incentive payouts will be based on achieving specific net income goals. Payouts under the current Long Term Incentive Plan can range from zero to 100% of the target amount. Payouts under the proposed new Long Term Incentive Plan can range from zero to 160%.

Retirement Plans

FPL Group maintains a non-contributory defined benefit pension plan and supplemental executive retirement plans which cover FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 1993 at age 65 after the indicated years of service.

               PENSION PLAN TABLE


      Eligible
   Average Annual                                        Years of Service
    Compensation                 10             20              30              40             50
$     300,000             $    70,837     $   118,377      $   147,572     $  156,259     $  158,647
      400,000                  95,757         158,377          197,572        208,759        211,147
      500,000                 120,677         198,377          247,572        261,259        263,647
      600,000                 145,597         238,377          297,572        313,759        316,147
      700,000                 170,516         278,377          347,572        366,259        368,647
      800,000                 195,436         318,377          397,572        418,759        421,147
      900,000                 220,356         358,377          447,572        471,259        473,647
    1,000,000                 245,276         398,377          497,572        523,759        526,147
    1,100,000                 270,196         438,377          547,572        576,259        578,647
    1,200,000                 295,116         478,377          597,572        628,759        631,147
    1,300,000                 320,036         518,377          647,572        681,259        683,647
    1,400,000                 344,956         558,377          697,572        733,759        736,147
    1,500,000                 369,876         598,377          747,572        786,259        788,647


The compensation covered by the plans includes annual salaries and bonuses of officers of FPL Group and annual salaries of officers of FPL, as shown in the Summary Compensation Table, but no other amounts shown in the Table. The estimated credited years of service for the executive officers named in the Summary Compensation Table are: Mr. Broadhead, 5 years; Mr. Frank, 3 years; Mr. Goldberg, 4 years; Mr. Coyle, 4 years; and Mr. Woody, 37 years.

A supplemental retirement plan for Mr. Broadhead provides for a lump-sum retirement benefit equal to the then present value of a joint and survivor annuity providing annual payments to him equal to 61% to 65% of his average annual compensation for the three years prior to his retirement between age 62 (1998) and age 65 (2001) and to his surviving beneficiary of 37.5% of such average annual compensation, reduced by the then present value of the annual amount of payments to which he is entitled under all other pension and retirement plans of FPL Group and former employers. This benefit is further reduced by the then value of 96,800 shares of restricted common stock which vest as to 77,000 shares in 1998 and as to 19,800 shares in 2001. Upon a change of control of FPL Group, (as defined below under Employment Agreements), the restrictions on the restricted stock lapse and the full retirement benefit becomes payable. Upon termination of Mr. Broadhead's employment agreement (also described below) without cause, the restrictions on the restricted stock lapse and he becomes fully vested under the supplemental retirement plan. Absent any such change of control or termination of employment, Mr. Broadhead will have no right to such shares of restricted stock, and there will be no payments under the supplemental retirement plan, unless he remains with the Corporation until at least age 62.

Mr. Goldberg's employment agreement with FPL provides for a retirement benefit which, together with the amount received by him pursuant to his former employer's deferred compensation program, equals the total postretirement benefits he would have received if he had remained employed by such employer until age 65. The terms of Mr. Frank's employment with FPL provide for a benefit, upon retirement at age 62 or more, equal to the difference between a pension benefit for 30 years of credited service and the
normal pension plan benefit.   A supplemental retirement plan for Mr. Coyle
provides for benefits, upon retirement at age 62 or more, based on two times his credited years of service.

FPL Group sponsors a split-dollar life insurance plan for certain of FPL and FPL Group's senior officers. Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group. If the officer dies prior to retirement, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death. If the officer dies after retirement, the officer's beneficiaries receive between 50% to 100% of the officer's final annual salary. Each officer is taxable on the insurance carrier's one year term rate for his or her life insurance coverage.

Employment Agreements

FPL Group has entered into an employment agreement with Mr. Broadhead for an initial term ending December 1997, with automatic one-year extensions thereafter unless either party elects not to extend. The agreement provides for a base salary of $795,800 plus annual and long-term incentive compensation opportunities at least equal to those currently in effect. If FPL Group terminates Mr. Broadhead's employment without cause, he is entitled to receive a lump sum payment of two years' compensation. Compensation is measured by the then current base salary plus the average of the preceding two years' annual incentive awards. He would also be entitled to receive all amounts accrued under all performance share grants in progress, prorated for the year of termination and assuming achievement of the targeted award, and to full vesting of his benefits under his supplemental retirement plan.

FPL Group and FPL have entered into employment agreements with certain officers, including the individuals named in the Summary Compensation Table (other than Mr. Goldberg), to become effective in the event of a change of control of FPL Group, which is defined as the acquisition of beneficial ownership of 20% of the voting power of FPL Group, certain changes in FPL Group's Board, or approval by the shareholders of the liquidation of FPL Group or of certain mergers or consolidations or of certain transfers of FPL Group's assets. These agreements are intended to assure FPL of the continued services of key officers. The agreements provide that each officer shall be employed by FPL Group or one of its subsidiaries in his or her then current position, with compensation and benefits at least equal to the then current base and incentive compensation and benefit levels, for an employment period of four, and in certain cases five, years after a change of control occurs.

In the event that the officer's employment is terminated (except for death, disability or cause) or if the officer terminates his or her employment for good reason, as defined in the agreement, the officer is entitled to severance benefits in the form of a lump sum payment equal to the compensation due for the remainder of the employment period or for two years, whichever is longer. Such benefits would be based on the officer's then base salary plus an annual bonus at least equal to the average bonus for the two years preceding the change of control. The officer is also entitled to the maximum amount payable under all long-term incentive compensation grants outstanding, continued coverage under all employee benefit plans, supplemental retirement benefits and reimbursement for any tax penalties incurred as a result of the severance payments.

An employment agreement between Mr. Goldberg and FPL, which expires in 1994, provides for a base salary of at least $350,000 per year, targeted annual incentive compensation equal to 35% of his base salary, and either the retirement benefit described above under Retirement Plans plus a death benefit to his beneficiary equal to 300% of his base salary, payable over 6 years, or, if he dies before his contract expires, a death benefit to his beneficiary equal to 550% of his base salary, payable over 10 years.

Director Compensation

All of the directors of FPL are salaried employees of FPL and do not receive any additional compensation for serving as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of common stock as follows:


                             Name                            Number of Shares

James L. Broadhead . . . . . . . . . . . . . . . . . . . .       131,840(1)
Dennis P. Coyle. . . . . . . . . . . . . . . . . . . . . .         7,204(2)
Paul J. Evanson. . . . . . . . . . . . . . . . . . . . . .         1,137(3)
Stephen E. Frank . . . . . . . . . . . . . . . . . . . . .        17,466(4)
Jerome H. Goldberg . . . . . . . . . . . . . . . . . . . .         7,506(5)
Lawrence J. Kelleher . . . . . . . . . . . . . . . . . . .        11,466(6)
J. Thomas Petillo. . . . . . . . . . . . . . . . . . . . .         8,991(7)
C. O. Woody. . . . . . . . . . . . . . . . . . . . . . . .        20,317(8)
Michael W. Yackira . . . . . . . . . . . . . . . . . . . .         8,409(9)
All directors and executive officers as a group. . . . . .       220,947(10)


(1) Includes 1,907 shares held in the Thrift Plans and 96,800 shares of restricted stock as to which Mr. Broadhead has voting but not investment power.
(2)  Includes 1,864 shares held in the Thrift Plans.
(3)  Includes 137 shares held in the Thrift Plans.
(4) Includes 884 shares held in the Thrift Plans and 1,882 shares of restricted stock as to which Mr. Frank has voting but not investment power.
(5)  Includes 2,051 shares held in the Thrift Plans.
(6)  Includes 5,483 shares held in the Thrift Plans.
(7) Includes 5,178 shares held in the Thrift Plans and 38 shares held beneficially by a relative of Mr. Petillo with whom he shares investment power and to which he disclaims any beneficial ownership.
(8) Includes 12,868 shares held in the Thrift Plans and 1,787 shares subject to exercisable stock options.
(9)  Includes 2,856 shares held in the Thrift Plans.
(10) Less than 1% of the common stock outstanding. Includes 36,960 shares held in the Thrift Plans and 1,787 shares subject to exercisable stock options.


Item 13.  Certain Relationships and Related Transactions

None

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)  1. Financial Statements                                     Page(s)

            Independent Auditors' Report                                12
            Consolidated Statements of Income for the Years Ended
               December 31, 1993, 1992 and 1991                         13
            Consolidated Balance Sheets at December 31, 1993 and
               1992                                                     14-15
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1993, 1992 and 1991                         16
            Notes to Consolidated Financial Statements
               for the Years Ended December 31, 1993, 1992 and
               1991                                                     17-29

          2.   Financial Statement Schedules(1)

            Schedule V  Property, Plant and Equipment                   39-40
            Schedule VI Accumulated Depreciation, Depletion and
                          Amortization of Property, Plant and
                          Equipment                                     41-42
            Schedule IX Short-Term Borrowings                           43
            Schedule X  Supplementary Income Statement
                          Information                                   44

            (1) All other schedules are omitted as not applicable or not required.

          3.   Exhibits including those Incorporated by Reference

            Exhibit
            Number                     Description

            1(a) Form of Proposal and attached Underwriting Agreement dated December 6, 1993

            1(b)  Underwriting Agreement between the Dade County
                  Industrial Development Authority and Goldman, Sachs & Co., Artemis Capital Group, Inc., First Equity
                  Corporation of Florida and Howard Gary & Company dated December 20, 1993

           3(i)a  Restated Articles of Incorporation of FPL dated March
                  23, 1992

           3(i)b Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992

           3(i)c Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992

           3(i)d Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993

           3(i)e Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993

           3(i)f Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993

           3(i)g Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993

          *3(ii) Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)

           *4(a) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-three Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126;
                  Exhibit 7(a), File

No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217;
Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1,
File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No.
2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142;
Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679;
Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-6502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712;
Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542;
Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557;
Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File
No. 33-18669; and Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076)

            4(b) Ninety-fourth Supplemental Indenture dated as of December 1, 1993 between FPL and Bankers Trust Company, Trustee

           12(a)  Computation of Ratio of Earnings to Fixed Charges

           12(b) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

              23  Independent Auditors' Consent

* Incorporated herein by reference

        (b)     Reports on Form 8-K

          A Current report on Form 8-K dated October 22, 1993 was filed on October 22, 1993 reporting one event under Item 5. Other Events.

                                                                     SCHEDULE V

                 FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                        PROPERTY, PLANT AND EQUIPMENT



           Column A                             Column B     Column C      Column D    Column E      Column F
                                                                                         Other
                                                Balance at                              Changes -  Balance at
                                                Beginning   Additions                     Add        End of
        Classification                          of Year     at Cost(1)  Retirements(2)  (Deduct)      Year
                                                                    (Thousands of Dollars)
Year Ended December 31, 1993

Electric utility plant, at original cost:
      Electric plant:
       Production plant:
        Steam                                 $2,400,151    $  391,623  $ (50,295)        $ (22,598)    $2,718,881
        Nuclear                                3,365,244        40,407    (19,016)             (192)     3,386,443
        Other                                    338,611       483,230     (5,603)           23,081        839,319

          Total production plant               6,104,006       915,260    (74,914)              291      6,944,643
       Transmission plant                      1,674,423       146,108    (15,052)             (288)     1,805,191
       Distribution plant                      4,504,269       295,925    (48,856)            1,770      4,753,108
       General plant                             858,532        87,024    (34,462)              636        911,730
       Intangible plant                           46,265        87,143          -               (56)       133,352

          Total electric plant in service     13,187,495     1,531,460   (173,284)            2,353     14,548,024
       Held for future use                        69,493        (3,115)         -            (2,366)        64,012

          Total electric plant                13,256,988     1,528,345   (173,284)              (13)    14,612,036
      Construction work in progress            1,158,688      (377,253)         -                 -        781,435
      Nuclear fuel                               277,803        57,589          -          (109,268)       226,124

Total electric utility plant                 $14,693,479    $1,208,681  $(173,284)        $(109,281)   $15,619,595

Year Ended December 31, 1992

Electric utility plant, at original cost:
      Electric plant:
       Production plant:
        Steam                                $ 2,344,399    $   83,322  $(27,136)         $    (434)   $ 2,400,151
        Nuclear                                3,355,766        52,916   (43,438)                 -      3,365,244
        Other                                    305,601        45,741   (12,743)                12        338,611

          Total production plant               6,005,766       181,979   (83,317)              (422)     6,104,006
       Transmission plant                      1,605,823        75,226    (5,899)              (727)     1,674,423
       Distribution plant                      4,227,135       324,065   (48,640)             1,709      4,504,269
       General plant                             695,311       186,984   (26,043)             2,280        858,532
       Intangible plant                           31,657        14,134         -                474         46,265

          Total electric plant in service     12,565,692       782,388  (163,899)             3,314     13,187,495
       Held for future use                        73,385         1,156         -             (5,048)        69,493

          Total electric plant                12,639,077       783,544  (163,899)            (1,734)    13,256,988
      Construction work in progress              597,401       561,287         -                  -      1,158,688
      Nuclear fuel                               279,740       105,716         -           (107,653)       277,803

Total electric utility plant                 $13,516,218    $1,450,547 $(163,899)         $(109,387)   $14,693,479

                                                                     SCHEDULE V

              FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                PROPERTY, PLANT AND EQUIPMENT (Concluded)



               Column A                     Column B     Column C       Column D         Column E      Column F
                                                                                          Other
                                            Balance at                                   Changes -   Balance at
                                            Beginning     Additions                         Add        End of
            Classification                   of Year     at Cost(1)   Retirements(2)     (Deduct)       Year
                                                                (Thousands of Dollars)
Year Ended December 31, 1991

Electric utility plant, at original cost:
       Electric plant:
        Production plant:
          Steam                              $2,142,443     $  239,997  $(32,927)         $ (5,114)    $2,344,399
          Nuclear                             3,075,336        302,241   (21,500)             (311)     3,355,766
          Other                                 300,356          7,422    (2,176)               (1)       305,601

           Total production plant             5,518,135        549,660   (56,603)           (5,426)     6,005,766
        Transmission plant                    1,546,047         63,291    (4,137)              622      1,605,823
        Distribution plant                    3,898,288        351,414   (25,508)            2,941      4,227,135
        General plant                           655,587         72,695   (32,695)             (276)       695,311
        Intangible plant                         18,190         13,467         -                 -         31,657

           Total electric plant in service   11,636,247      1,050,527  (118,943)           (2,139)    12,565,692
        Held for future use                      59,801         12,611         -               973         73,385

           Total electric plant              11,696,048      1,063,138  (118,943)           (1,166)    12,639,077
       Construction work in progress            476,279        121,122         -                 -        597,401
       Nuclear fuel                             488,128         53,497  (108,607)         (153,278)       279,740

Total electric utility plant                $12,660,455     $1,237,757 $(227,550)        $(154,444)   $13,516,218



(1) Substantially all additions are originally charged to construction work in progress and transferred to electric plant accounts upon completion. Additions at cost give effect to such transfers.
(2) The installed cost of individual units of plant retired is not always available. Plant accounts are credited for such retirements on the basis of estimates when the original cost is not available. Nuclear fuel materials sold are reflected as retirements.

                                                                    SCHEDULE VI

                 FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                       OF PROPERTY, PLANT AND EQUIPMENT



                   Column A                        Column B          Column C              Column D    Column E     Column F
                                                                   Additions Charged to
                                                                    Costs and Expenses                  Other
                                                  Balance at                   Clearing                Changes -   Balance at
                                                   Beginning        Depre-    and Other    Retire-      Add          End of
                 Description                        of Year        ciation   Accounts(1)    ments     (Deduct)        Year
                                                                            (Thousands of Dollars)
Year Ended December 31, 19930

Accumulated depreciation of electric plant(2)(3):
  Production plant:
    Steam                                            $1,022,517     $116,950  $    197     $(50,295)   $20,394     $1,109,763
    Nuclear                                           1,350,309      187,057         -      (19,016)     4,597      1,522,947
    Other                                               207,163       21,039       397       (5,603)     3,506        226,502

      Total production plant                          2,579,989      325,046       594      (74,914)    28,497      2,859,212
  Transmission plant                                    771,076       33,366         -      (15,052)     2,608        791,998
  Distribution plant                                  1,449,155      173,752         -      (48,857)     1,087      1,575,137
  General plant                                         239,479       56,339    13,490      (34,462)     3,821        278,667
  Intangible plant                                       18,542       15,113       537            -      1,958         36,150

Total                                                $5,058,241     $603,616   $14,621    $(173,285)   $37,971     $5,541,164


Year Ended December 31, 1992

Accumulated depreciation of electric plant(2)(3):
  Production plant:
    Steam                                              $962,585     $107,625   $     31   $(41,211)    $(6,513)    $1,022,517
    Nuclear                                           1,205,123      190,124          -    (44,933)         (5)     1,350,309
    Other                                               204,853        9,287          -    (13,327)      6,350        207,163

      Total production plant                          2,372,561      307,036         31   (99,471)        (168)     2,579,989
  Transmission plant                                    744,931       31,283          -    (4,880)        (258)       771,076
  Distribution plant                                  1,335,068      161,466          -   (47,248)        (131)     1,449,155
  General plant                                         188,899       49,864     12,790   (12,513)         439        239,479
  Intangible plant                                        9,866        7,620        938         -          118         18,542

Total                                                $4,651,325     $557,269    $13,759 $(164,112)    $      -     $5,058,241

                                                                    SCHEDULE VI

                FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                  OF PROPERTY, PLANT AND EQUIPMENT (Concluded)



                     Column A                     Column B                Column C           Column D Column E    Column F
                                                                     Additions Charged to
                                                                      Costs and Expenses               Other
                                                  Balance at                      Clearing            Changes -  Balance at
                                                  Beginning         Depre-       and Other   Retire-    Add        End of
                    Description                    of Year          ciation     Accounts(1)  ments    (Deduct)      Year
                                                                              (Thousands of Dollars)
Year Ended December 31, 1991

Accumulated depreciation of electric plant(2)(3):
  Production plant:
    Steam                                            $883,237       $ 103,629   $     -      $(44,417) $20,136     $  962,585
    Nuclear                                         1,050,026         178,789         -       (23,602)     (90)     1,205,123
    Other                                             208,739           8,586         -        (2,951)  (9,521)       204,853

      Total production plant                        2,142,002         291,004         -       (70,970)  10,525      2,372,561
  Transmission plant                                  718,325          29,484         -        (2,821)     (57)       744,931
  Distribution plant                                1,223,635         144,119         -       (33,108)     422      1,335,068
  General plant                                       157,507          50,189    11,959       (30,776)      20        188,899
  Intangible plant                                      4,328           5,537         -             -        1          9,866

      Total electric plant                          4,245,797         520,333    11,959      (137,675)  10,911      4,651,325
Accumulated provision for amortization
  of nuclear fuel assemblies                          205,787               -  (168,554)      (37,233)       -              -

Total                                              $4,451,584        $520,333 $(156,595)    $(174,908) $10,911     $4,651,325



(1) Depreciation of transportation equipment is charged to various accounts based on the use of such equipment. Amortization of nuclear fuel assemblies is charged to fuel, purchased power and interchange expense.
(2) This reserve is maintained for all depreciable property. The amount in the retirement column is net of removal costs and salvage.
(3) Includes fossil decommissioning reserves of $102 million, $92 million and $83 million at December 31, 1993, 1992 and 1991, respectively.

                                                                  SCHEDULE IX

                 FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                               SHORT-TERM BORROWINGS



               Column A                 Column B   Column C      Column D    Column E       Column F
                                                                Maximum       Average       Weighted
                                                   Weighted      Amount       Amount         Average
                                         Balance    Average    Outstanding  Outstanding   Interest Rate
     Category of Aggregate               at End    Interest    During the   During the      During the
     Short-Term Borrowings               of Year      Rate       Year (1)    Year (2)         Year (3)
                                                            (Thousands of Dollars)
Year Ended December 31, 1993

      Commercial paper                   $349,600  3.4%        $374,600     $164,331      3.2%

Year Ended December 31, 1992

      Commercial paper                          -    -                -        4,317      3.4%

Year Ended December 31, 1991

      Lines of credit                           -    -           35,000       16,459      5.9%
      Commercial paper                          -    -           37,600       13,190      6.2%



(1)    Represents the maximum amount outstanding at any month end.
(2) Computed by dividing the sum of the daily ending balances by the number of days in the year.
(3) Computation is based upon the principal amounts weighted by the number of days outstanding.

                                                                     SCHEDULE X

               FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
                SUPPLEMENTARY INCOME STATEMENT INFORMATION(1)



           Column A                                           Column B
                                                      Years Ended December 31,
                                                  1993          1992          1991
                                                       (Thousands of Dollars)

Maintenance expense                             $346,736       $358,375     $405,017

Taxes Other Than Income Taxes:
      Federal and state payroll                  $55,136       $ 54,272     $ 53,836
      Real and personal property                 148,330        139,220      125,151
      State gross receipts                       127,086        113,725      106,545
      Franchise charges                          202,258        194,421      204,880
      Miscellaneous                               27,506         45,787       31,470
Total                                           $560,316       $547,425     $521,882

Charged to:
      Operating expenses - other taxes          $523,724       $495,587     $483,731
      Utility plant and other accounts            36,592         51,838       38,151
Total                                           $560,316       $547,425     $521,882


(1) Other information required by Article 5, Schedule X - Supplementary Income Statement Information is shown in the Consolidated Financial Statements or notes thereto, or is not presented as such amounts are less than 1% of total revenues.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Florida Power & Light Company
Date:  March 21, 1994                     By          STEPHEN E. FRANK
                                                      Stephen E. Frank
                                          (President and Chief Operating Officer
                                                        and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                   Title                     Date

         JAMES L. BROADHEAD           Principal Executive
         James L. Broadhead           Officer and Director
       (Chairman of the Board)


           PAUL J. EVANSON            Principal Financial Officer
           Paul J. Evanson            and Director
   (Senior Vice President, Finance
    and Chief Financial Officer)


          K. MICHAEL DAVIS            Principal Accounting Officer
          K. Michael Davis
    (Vice President, Accounting,
Controller and Chief Accounting Officer)


           DENNIS P. COYLE                                        March 21,1994
           Dennis P. Coyle


         JEROME H. GOLDBERG
         Jerome H. Goldberg


        LAWRENCE J. KELLEHER          Directors
        Lawrence J. Kelleher


          J. THOMAS PETILLO
          J. Thomas Petillo


             C. O. WOODY
             C. O. Woody


         MICHAEL W. YACKIRA
         Michael W. Yackira