Form 10-Q
period 1994-03-31
FLORIDA POWER & LIGHT CO
filed 1994-05-11
CIK 37634

FORM 10-Q



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

           Washington, D. C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994


                     OR


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


        Commission file number 1-3545



        FLORIDA POWER & LIGHT COMPANY
(Exact name of registrant as specified in its charter)


                 Florida                               59-0247775
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


           700 Universe Boulevard
          Juno Beach, Florida 33408
  (Address of principal executive offices)
                 (Zip Code)

               (407) 694-3509
(Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X        No



    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value, outstanding at April 30, 1994:  1,000 shares

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     1994           1993
                                                                                    (Thousands of Dollars)
OPERATING REVENUES ...........................................................    $1,155,789     $1,103,536

OPERATING EXPENSES:
  Fuel, purchased power and interchange ......................................       364,814        375,541
  Other operations and maintenance ...........................................       269,752        262,386
  Depreciation and amortization ..............................................       164,320        139,482
  Income taxes ...............................................................        64,632         41,937
  Taxes other than income taxes ..............................................       121,202        120,505
    Total operating expenses .................................................       984,720        939,851

OPERATING INCOME .............................................................       171,069        163,685

ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION ..........................         5,602         11,580

OTHER INCOME - NET ...........................................................         1,418          1,984

INCOME BEFORE INTEREST CHARGES ...............................................       178,089        177,249

INTEREST CHARGES:
  Interest expense ...........................................................        74,782         84,096
  Allowance for borrowed funds used during construction ......................        (5,248)        (9,755)
    Interest charges - net ...................................................        69,534         74,341

NET INCOME ...................................................................       108,555        102,908

PREFERRED STOCK DIVIDEND REQUIREMENTS ........................................         9,930         11,277

NET INCOME AVAILABLE TO FPL GROUP, INC. ......................................    $   98,625     $   91,631

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the Notes to Consolidated Financial Statements appearing in Florida Power & Light Company's (FPL) 1993 Annual Report on Form 10-K (Form 10-K).

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                               1994           December 31,
                                                                            (Unaudited)           1993
                                                                                  (Thousands of Dollars)
ASSETS
  ELECTRIC UTILITY PLANT:
    At original cost ....................................................    $15,028,082       $14,612,036
    Less accumulated depreciation and amortization ......................      5,710,037         5,541,164
      Net ...............................................................      9,318,045         9,070,872
    Construction work in progress .......................................        480,701           781,435
    Nuclear fuel under capital lease ....................................        203,427           226,124
      Electric utility plant - net ......................................     10,002,173        10,078,431

  INVESTMENTS  ..........................................................        468,164           388,664

  CURRENT ASSETS:
    Cash and cash equivalents ...........................................         39,438             7,316
    Receivables - net ...................................................        499,822           492,728
    Materials and supplies - at average cost ............................        231,942           235,132
    Fossil fuel stock - at average cost .................................         62,335            78,337
    Prepaid expenses ....................................................         25,079            34,879
    Other ...............................................................         60,136            56,598
      Total current assets ..............................................        918,752           904,990

  OTHER ASSETS AND DEFERRED DEBITS:
    Unamortized debt reacquisition costs ................................        299,066           302,561
    Deferred litigation items ...........................................        110,859           110,859
    Other ...............................................................        119,861           125,837
      Total other assets and deferred debits ............................        529,786           539,257

TOTAL ASSETS ............................................................    $11,918,875       $11,911,342


CAPITALIZATION AND LIABILITIES
  CAPITALIZATION:
    Common stock ........................................................    $ 1,373,069       $ 1,373,069
    Other shareholder's equity ..........................................      2,623,811         2,606,356
    Preferred stock without sinking fund requirements ...................        451,250           451,250
    Preferred stock with sinking fund requirements ......................         95,500            97,000
    Long-term debt ......................................................      3,583,964         3,463,065
      Total capitalization ..............................................      8,127,594         7,990,740

  CURRENT LIABILITIES:
    Commercial paper ....................................................        103,100           349,600
    Current maturities of long-term debt and preferred stock ............         88,960             1,500
    Accounts payable ....................................................        246,373           310,963
    Customers' deposits .................................................        220,563           215,492
    Accrued interest and taxes ..........................................        233,499           200,365
    Other ...............................................................        380,554           360,033
      Total current liabilities .........................................      1,273,049         1,437,953

  OTHER LIABILITIES AND DEFERRED CREDITS:
    Accumulated deferred income taxes ...................................      1,305,506         1,260,587
    Deferred regulatory credit - income taxes ...........................        209,124           216,546
    Unamortized investment tax credits ..................................        318,565           323,791
    Capital lease obligations ...........................................        248,365           271,498
    Other ...............................................................        436,672           410,227
      Total other liabilities and deferred credits ......................      2,518,232         2,482,649

  COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ....................................    $11,918,875       $11,911,342

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1993 Form 10-K.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  1994              1993
                                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................    $ 108,555          $102,908
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .......................................      164,320           139,482
      Increase in deferred income taxes and related regulatory credit .....       37,497            54,960
      Deferrals under cost recovery clauses (1) ...........................       16,094             1,201
      Other - net .........................................................        9,701           (62,369)
    Net cash provided by operating activities .............................      336,167           236,182

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) ................................................     (131,365)         (222,643)
  Other - net .............................................................       (7,249)           (8,815)
      Net cash used in investing activities ...............................     (138,614)         (231,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of bonds and other long-term debt ..............................       86,350           669,095
  Issuance of preferred stock .............................................            -            75,000
  Retirement of long-term debt and preferred stock ........................      (40,390)         (558,923)
  Refinancing proceeds placed in trust ....................................      (46,479)                -
  Decrease in commercial paper ............................................      (86,500)                -
  Dividends to FPL Group, Inc. ............................................      (81,165)          (80,999)
  Capital contributions from FPL Group, Inc. ..............................            -            30,000
  Other - net .............................................................        2,753           (21,482)
      Net cash (used in) provided by financing activities .................     (165,431)          112,691

Net increase in cash and cash equivalents .................................       32,122           117,415

Cash and cash equivalents at beginning of period ..........................        7,316             3,002

Cash and cash equivalents at end of period ................................    $  39,438          $120,417

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ......................    $  78,785         $  85,612
  Cash paid for income taxes ..............................................    $  15,774         $   6,513

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..................................    $   4,775         $  10,532


(1)  Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)  Capital expenditures exclude allowance for equity funds used during construction.


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1993 Form 10-K.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL's 1993 Form 10-K and, in the opinion of FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993 and the cash flows for the three months ended March 31, 1994 and 1993 have been made. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - The 1994 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value were met by redeeming and retiring, in April 1994, 30,000 shares. There are no sinking fund requirements for the remainder of 1994.

Long-Term Debt - In March 1994, FPL sold a total of $86.35 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in September 2024, at variable interest rates ranging from 2.10% to 2.75%. The proceeds were or will be used to redeem and retire in March and May 1994 a total of $86.35 million principal amount of Pollution Control Revenue Bonds, maturing in 2007 through 2019 at interest rates ranging from 5.90% to 11 3/8%.

At March 31, 1994, $160 million of commercial paper has been included in long-term debt pursuant to financing agreements which allow FPL to refinance these amounts for periods extending beyond March 31, 1995.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.7 billion, including allowance for funds used during construction (AFUDC), for the years 1994 through 1998.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $72 million under the programs in effect at March 31, 1994. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $86 million at that date.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL's financial condition.

In 1993, FPL replaced its transmission and distribution (T&D) property insurance coverage with a self-insurance program due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery of any losses in excess of the storm fund from ratepayers will require the approval of the Florida Public Service Commission
(FPSC). FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) of power through 2023 and with the subsidiaries of the Southern Company to purchase 1,406 mw of power through May

1994, and declining amounts thereafter through mid-2010. FPL also has various firm pay-for-performance contracts to purchase 1,031 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. Energy payments are based on the actual power taken under these contracts.

The required capacity payments through 1998 under these contracts are estimated to be as follows:

                                                               1994      1995      1996      1997      1998
                                                                           (Millions of Dollars)
JEA ....................................................       $ 80      $ 80      $ 80      $ 80     $ 80
Southern Companies .....................................        200       150       140       140      140
Qualifying Facilities ..................................        140       160       310       340      350

FPL's capacity and energy charges under these contracts were as follows:

                                                                         Three Months Ended March 31,
                                                                     1994 Charges           1993 Charges
                                                                 Capacity   Energy(1)   Capacity   Energy(1)
                                                                            (Millions of Dollars)
JEA ....................................................          $21(2)       $10        $21(2)     $13
Southern Companies .....................................           57(3)        33         78(3)      56
Qualifying Facilities ..................................           29(3)        15         14(3)       9

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $270 million for 1994, $370 million for 1995 and $390 million for each of the years 1996, 1997 and 1998. Total payments made under these contracts for the three months ended March 31, 1994 and 1993 were $46 million and $51 million, respectively.

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

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that FPL has engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and have wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million before trebling under antitrust law, plus other unspecified compensatory and punitive damages. FPL's motion for summary judgment has been denied. FPL is appealing the denial.

FPL believes that it has meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on FPL's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in FPL's 1993 Form 10-K. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

For the three months ended March 31, 1994, net income was favorably affected by higher energy sales, resulting from increased energy usage per retail customer and customer growth, and the benefits of ongoing cost reduction measures. Partially offsetting these factors, was higher depreciation expense and lower AFUDC.

Revenues from base rates, which represented 63% and 61% of total operating revenues for the three months ended March 31, 1994 and 1993, respectively, are derived primarily from retail operations regulated by the FPSC. Such revenues increased for the three months ended March 31, 1994 mainly due to a 5.3% increase in energy usage per retail customer resulting from warmer weather and an improved economy and customer growth of 2.3%. Revenues derived from cost recovery clause rates and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

Excluding amounts recovered through cost recovery clauses, other operations and maintenance expenses decreased reflecting cost savings from ongoing cost reduction efforts, partially offset by costs associated with a planned nuclear refueling outage during the first quarter of 1994, costs relating to additional generating units placed in service after the first quarter in 1993 and customer growth. Higher electric utility plant balances, reflecting facilities added to meet customer growth, and new depreciation rates implemented on an interim basis in January 1994 resulted in increased depreciation expense for the three months ended March 31, 1994. The FPSC's pending decision to approve or modify interim depreciation rates, which is scheduled to occur in September 1994, could affect 1994 depreciation expense since any changes would be retroactive to January 1994. Income taxes increased for the three months ended March 31, 1994 due to higher income, the increase in the federal income tax rate and an adjustment to prior year taxes.

AFUDC decreased for the three months ended March 31, 1994 as a result of the repowered Lauderdale units and Martin Unit No. 3 being placed in service in the second quarter of 1993 and the first quarter of 1994, respectively. In future periods, AFUDC is expected to decrease further because Martin Unit No. 4 was placed in service in April 1994. Interest and preferred stock dividend requirements declined for the three months ended March 31, 1994 due to the refunding of higher cost debt and preferred stock during 1993 with lower rate instruments.

FINANCIAL CONDITION

For information concerning capital commitments, see Note 2. For a discussion of changes in capitalization, see Note 1.

         PART II - OTHER INFORMATION


Item 5.  Other Information

(1) Reference is made to Item 1. Business - System Capability and Load in FPL's 1993 Form 10-K.

          FPL's new combined-cycle units, Martin Units Nos. 3 and 4, were placed in service in February and April 1994, respectively. The cost to construct the two 430 mw units was more than $100 million below the original budget of $660 million.

(2)       Reference is made to Item 1. Business - Nuclear Operations in FPL's
          1993 10-K.

          In April 1994, the Nuclear Regulatory Commission granted an amendment to the Turkey Point nuclear plant operating license, extending the expiration of the operating license for a period of about five years; the time between when the plant's construction permit was issued and the in-service date of the units. Under the new terms, Turkey Point Unit No. 3's license expires in 2012 and Unit No. 4's in 2013.

(3)       Reference is made to Item 1. Business - Fuel in FPL's 1993 Form 10-K.

          In April 1994, FPL entered into a take-or-pay contract for a minimum of approximately 17 million barrels per year of Orimulsion, a new fuel which is an emulsion of bitumen and water and is expected to be cheaper than oil. The twenty-year supply contract, which is subject to regulatory and environmental approvals, is expected to provide 100% of the Orimulsion needs of Manatee Units Nos. 1 and 2. FPL has filed a petition with the FPSC requesting accelerated recovery of the costs required to convert the Manatee units to burn Orimulsion in time for the 1998 summer peak. FPL is also requesting a determination by the FPSC that its decision to convert the Manatee units to burn Orimulsion is prudent and reasonable.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number                       Description

           1(a) Underwriting Agreement between the City of Jacksonville, Florida and Goldman, Sachs & Co. and Bear, Stearns &
                  Co. Inc. dated March 28, 1994

           1(b) Underwriting Agreement between Martin County, Florida and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. dated March 28, 1994

           1(c) Underwriting Agreement between Manatee County, Florida and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. dated March 28, 1994

           1(d)   Underwriting Agreement between Putnam County
                  Development Authority and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. dated March 28, 1994

          *4(a) Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993)

          *4(b) Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993)

          *4(c) Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993)

          *4(d) Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993)

          *4(e) Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993)

          *4(f) Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993)

          *4(g) Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993)

          *4(h) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-four Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida) Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit
                  4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705;
                  Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1,
                  File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195;
                  Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File
                  No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c),
                  File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006;
                  Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c),
                  File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242;
                  Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701;
                  Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b),
                  File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File
                  No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c),
                  File No. 2-79557; Exhibit 99(a) to Post-Effective
                  Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit
                  99(a) to Post-Effective Amendment No. 1 to Form S-3, File
                  No. 33-46076; and Exhibit 4(b) to Form 10-K for the year ended December 31, 1993)

          12      Computation of Ratios

          * Incorporated herein by reference

(b)       Reports on Form 8-K

          None

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FLORIDA POWER & LIGHT COMPANY
                                        (Registrant)




Date:  May 10, 1994                  PAUL J. EVANSON
                                     Paul J. Evanson
                               Senior Vice President, Finance
                                and Chief Financial Officer
                               (Principal Financial Officer)