Form 10-Q
period 1994-06-30
FLORIDA POWER & LIGHT CO
filed 1994-08-15
CIK 37634

FORM 10-Q


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994


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


        700 Universe Boulevard
      Juno Beach, Florida 33408
Address of principal executive offices)
              (Zip Code)

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

Common Stock, No Par Value, outstanding at July 31, 1994:  1,000 shares

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                       1994           1993           1994           1993
                                                                     (Thousands of Dollars)
OPERATING REVENUES ..............................   $1,418,573     $1,321,504     $2,574,362     $2,425,040

OPERATING EXPENSES:
  Fuel, purchased power and interchange .........      473,587        475,047        838,401        850,588
  Other operations and maintenance ..............      354,394        340,264        624,146        602,650
  Depreciation and amortization .................      167,602        144,083        331,921        283,565
  Income taxes ..................................       79,337         52,487        143,969         94,424
  Taxes other than income taxes .................      133,836        128,990        255,038        249,495
    Total operating expenses ....................    1,208,756      1,140,871      2,193,475      2,080,722

OPERATING INCOME ................................      209,817        180,633        380,887        344,318

ALLOWANCE FOR EQUITY FUNDS USED DURING
  CONSTRUCTION ..................................        3,252         10,151          8,854         21,731

OTHER INCOME - NET ..............................        1,316          1,786          2,734          3,769

INCOME BEFORE INTEREST CHARGES ..................      214,385        192,570        392,475        369,818

INTEREST CHARGES:
  Interest expense ..............................       73,020         85,397        147,803        169,492
  Allowance for borrowed funds used during
    construction ................................       (1,622)        (8,506)        (6,870)       (18,261)
      Interest charges - net ....................       71,398         76,891        140,933        151,231

NET INCOME ......................................      142,987        115,679        251,542        218,587

PREFERRED STOCK DIVIDEND REQUIREMENTS ...........        9,879         10,643         19,808         21,919

NET INCOME AVAILABLE TO FPL GROUP, INC. .........   $  133,108     $  105,036     $  231,734     $  196,668

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the Notes to Consolidated Financial Statements appearing in Florida Power & Light Company's (FPL) 1993 Annual Report on Form 10-K (Form 10-
K).

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               1994           December 31,
                                                                            (Unaudited)           1993
                                                                                  (Thousands of Dollars)
ASSETS
  ELECTRIC UTILITY PLANT:
    At original cost ....................................................    $15,487,374       $14,612,036
    Less accumulated depreciation and amortization ......................      5,856,157         5,541,164
      Net ...............................................................      9,631,217         9,070,872
    Construction work in progress .......................................        278,106           781,435
    Nuclear fuel under capital lease ....................................        192,664           226,124
      Electric utility plant - net ......................................     10,101,987        10,078,431

  INVESTMENTS  ..........................................................        429,674           388,664

  CURRENT ASSETS:
    Cash and cash equivalents ...........................................          1,187             7,316
    Receivables - net ...................................................        538,876           492,728
    Materials and supplies - at average cost ............................        202,841           235,132
    Fossil fuel stock - at average cost .................................         89,541            78,337
    Prepaid expenses ....................................................         30,584            34,879
    Other ...............................................................         69,206            56,598
      Total current assets ..............................................        932,235           904,990

  OTHER ASSETS AND DEFERRED DEBITS:
    Unamortized debt reacquisition costs ................................        296,946           302,561
    Deferred litigation items ...........................................        110,859           110,859
    Other ...............................................................        129,041           125,837
      Total other assets and deferred debits ............................        536,846           539,257

TOTAL ASSETS ............................................................    $12,000,742       $11,911,342


CAPITALIZATION AND LIABILITIES
  CAPITALIZATION:
    Common stock ........................................................    $ 1,373,069       $ 1,373,069
    Other shareholder's equity ..........................................      2,657,676         2,606,356
    Preferred stock without sinking fund requirements ...................        451,250           451,250
    Preferred stock with sinking fund requirements ......................         94,000            97,000
    Long-term debt ......................................................      3,625,429         3,463,065
      Total capitalization ..............................................      8,201,424         7,990,740

  CURRENT LIABILITIES:
    Commercial paper ....................................................        124,500           349,600
    Current maturities of long-term debt and preferred stock ............         41,500             1,500
    Accounts payable ....................................................        268,739           310,963
    Customers' deposits .................................................        218,178           215,492
    Accrued interest and taxes ..........................................        319,861           200,365
    Other ...............................................................        306,402           360,033
      Total current liabilities .........................................      1,279,180         1,437,953

  OTHER LIABILITIES AND DEFERRED CREDITS:
    Accumulated deferred income taxes ...................................      1,305,226         1,260,587
    Deferred regulatory credit - income taxes ...........................        204,349           216,546
    Unamortized investment tax credits ..................................        313,396           323,791
    Capital lease obligations ...........................................        237,422           271,498
    Other ...............................................................        459,745           410,227
      Total other liabilities and deferred credits ......................      2,520,138         2,482,649

  COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ....................................    $12,000,742       $11,911,342

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the
Notes to Consolidated Financial Statements appearing in FPL's 1993 Form 10-K.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                 1994             1993
                                                                                  (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................   $   251,542      $   218,587
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .......................................       331,921          283,565
      Increase in deferred income taxes and related regulatory credit .....        32,441           51,382
      Deferrals under cost recovery clauses (1) ...........................       (61,823)         (20,360)
      Other - net .........................................................        72,038          (59,728)
    Net cash provided by operating activities .............................       626,119          473,446

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) ................................................      (408,830)        (713,291)
  Other - net .............................................................       (12,881)         (18,640)
      Net cash used in investing activities ...............................      (421,711)        (731,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of bonds and other long-term debt ..............................        86,350        1,282,936
  Issuance of preferred stock .............................................             -          125,000
  Retirement of long-term debt and preferred stock ........................       (90,729)      (1,225,650)
  (Decrease) increase in commercial paper .................................       (25,100)         350,100
  Dividends to FPL Group, Inc. ............................................      (180,408)        (150,517)
  Capital contributions from FPL Group, Inc. ..............................             -           30,000
  Other - net .............................................................          (650)          31,532
      Net cash (used in) provided by financing activities .................      (210,537)         443,401

Net (decrease) increase in cash and cash equivalents ......................        (6,129)         184,916

Cash and cash equivalents at beginning of period ..........................         7,316            3,002

Cash and cash equivalents at end of period ................................   $     1,187      $   187,918

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ......................   $   140,933      $   151,112
  Cash paid for income taxes ..............................................   $    80,443      $    22,831

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..................................   $    17,759      $    33,153

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

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL's 1993 Form 10-K. In the opinion of FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993 and the cash flows for the six months ended June 30, 1994 and 1993 have been made. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - The 1994 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value were met by redeeming and retiring 30,000 shares in April 1994. There are no sinking fund requirements for the remainder of 1994.

Long-Term Debt - In March 1994, FPL sold a total of $86.35 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in September 2024, at variable interest rates that initially ranged from 2.10% to 2.75%. The proceeds were used to redeem and retire in March and May 1994 a total of $86.35 million principal amount of Pollution Control Revenue Bonds, maturing in 2007 through 2019, at interest rates ranging from 5.90% to 11 3/8%.

In July 1994, FPL sold a total of $86.5 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in July 2029, at variable interest rates that initially ranged from 2.00% to 3.20%. The proceeds will be used to redeem and retire in October 1994 a total of $86.5 million of Pollution Control Revenue Bonds, maturing in 2019 at an interest rate of 11%.

At June 30, 1994, $200 million of commercial paper has been included in long-term debt pursuant to financing agreements which allow FPL to refinance these amounts for periods extending beyond June 30, 1995.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.7 billion, including allowance for funds used during construction (AFUDC), for the years 1994 through 1998. Capital expenditures for 1994 are estimated to be $879 million, of which $424 million had been spent through June 30, 1994.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $72 million under the programs in effect at June 30, 1994. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $88 million at that date.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL's financial condition.

In 1993, FPL replaced its transmission and distribution (T&D) property insurance coverage with a self-insurance program due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery of any losses in excess of the storm fund from ratepayers will require the approval of the Florida Public Service Commission
(FPSC). FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) of power through 2022 and with subsidiaries of the Southern Company to purchase 1,007 mw of power through May 1995, and declining amounts thereafter through mid-2010. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations.

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

FPL's capacity and energy charges under these contracts were as follows:

                               Three Months Ended June 30,                 Six Months Ended June 30,
                            1994 Charges         1993 Charges          1994 Charges         1993 Charges
                         Capacity  Energy(1)  Capacity  Energy(1)   Capacity  Energy(1)  Capacity  Energy(1)
                                                       (Millions of Dollars)
JEA ....................   $21(2)    $12       $22(2)     $13       $ 42(2)     $22       $ 43(2)     $ 26
Southern Companies .....    52(3)     36        73(3)      60        108(3)      69        150(3)      116
Qualifying Facilities...    37(3)     16        15(3)      10         65(3)      31         29(3)       20

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $270 million for 1994, $430 million for 1995, $460 million for 1996, $480 million for 1997 and $500 million for 1998. Total payments made under these contracts for the three and six months ended June 30, 1994 were $69 million and $115 million, respectively. Total payments made under these contracts for the three and six months ended June 30, 1993 were $59 million and $135 million, respectively.

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

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that FPL and certain affiliated companies have engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and have wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million before trebling under antitrust law, plus other unspecified compensatory and punitive damages. FPL's motion for summary judgment has been denied. FPL is appealing the denial.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1994, net income was favorably affected by higher energy sales, resulting from increased energy usage per retail customer and customer growth, and the benefits of ongoing cost reduction measures. Partially offsetting these factors, was higher depreciation expense and lower AFUDC.

Revenues from base rates, which represented 62% of total operating revenues for the three and six months ended June 30, 1994 and 59% and 60% for the respective periods in 1993, are derived primarily from retail operations regulated by the FPSC. Such revenues increased for the three and six months ended June 30, 1994 mainly due to an 11.9% and 10.0% increase in energy sales primarily due to increased usage per retail customer resulting from warmer weather, as well as an improved economy and customer growth of 2.3%. Revenues derived from cost recovery clause rates and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

Excluding amounts recovered through cost recovery clauses, other operations and maintenance expenses increased slightly mainly due to costs associated with consolidation of facilities and inventory reductions, costs relating to additional generating units placed in service after the first quarter in 1993 and customer growth. Partially offsetting these items were cost savings from ongoing cost reduction efforts. Higher electric utility plant balances, reflecting facilities added to meet customer growth, and new depreciation rates implemented on an interim basis in January 1994 resulted in increased depreciation expense for the three and six months ended June 30, 1994. The FPSC's pending decision to approve or modify interim depreciation rates, which is scheduled to occur in September 1994, could affect 1994 depreciation expense since any changes would be retroactive to January 1994. Income taxes increased for the three and six months ended June 30, 1994 due to higher income, the increase in the federal income tax rate and an adjustment to prior year taxes in the first quarter of 1994.

AFUDC decreased for the three and six months ended June 30, 1994 as a result of the placement in service of the repowered Lauderdale units in the second quarter of 1993 and Martin Unit Nos. 3 and 4 in the first and second quarter of 1994, respectively. Interest and preferred stock dividend requirements declined for the three and six months ended June 30, 1994 due to the refunding of higher cost debt and preferred stock during 1993 with lower rate instruments.

FINANCIAL CONDITION

For information concerning capital commitments, see Note 2. For a discussion of changes in capitalization, see Note 1.

        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(1) The following directors were elected effective May 9, 1994 by the written consent of the sole common shareholder of FPL in lieu of an annual meeting of shareholders:

          James L. Broadhead
          Dennis P. Coyle
          Paul J. Evanson
          Stephen E. Frank
          Jerome H. Goldberg
          Lawrence J. Kelleher
          J. Thomas Petillo
          C. O. Woody
          Michael W. Yackira

Item 5.  Other Information

(1) Reference is made to Item 1. Business - System Capability and Load in FPL's 1993 Form 10-K.

          In June 1994, under a 1991 agreement with Georgia Power
          Company, FPL purchased an additional 17% (140 mw) ownership interest in Scherer Unit No. 4 for approximately $129 million.

(2)       Reference is made to Item 1. Business - Fuel in FPL's 1993 Form
          10-K.

          In May 1994, FPL combined and restructured both of its existing take-or-pay natural gas supply contracts with affiliates of Florida Gas Transmission Company, the main interstate pipeline in Florida. The new contract, which expires in 2009, will provide a firm supply of natural gas under competitive pricing terms to meet FPL's future gas requirements.

(3)       Reference is made to item 1. Business - Competition in FPL's 1993
          Form 10-K.

          In May 1994, the Federal Energy Regulatory Commission (FERC) ruled that FPL can recover its full cost of providing network transmission service to the Florida Municipal Power Agency (FMPA). The FMPA is seeking clarification of certain aspects of the FERC's ruling.

          In July 1994, hearings regarding FPL's comprehensive proposal to revise its wholesale services, rates and tariffs were deferred and are now scheduled to begin in January 1995. The hearings were deferred to permit testimony addressing a new comparability standard announced by the FERC which states that new open access transmission tariffs should provide third parties with access on the same basis as is available to the owner of the transmission system. A final decision by the FERC is expected in 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number                       Description
           1(a) Underwriting Agreement between St. Lucie County, Florida, Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. dated July 11, 1994

           1(b) Underwriting Agreement between St. Lucie County, Florida, Bear, Stearns & Co. Inc. and Goldman, Sachs & Co. dated July 11, 1994

          *4(a)   Restated Articles of Incorporation of FPL dated
                  March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993)

          *4(b) Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993)

          *4(c) Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993)

          *4(d) Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993)

          *4(e) Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993)

          *4(f) Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993)

          *4(g) Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993)

          *4(h)   Mortgage and Deed of Trust dated as of January 1,
                  1944, and Ninety-four Supplements thereto between FPL and Bankers Trust Company and The Florida
                  National Bank of Jacksonville (now First Union National Bank of Florida) Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491;
                  Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit
                  4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File
                  No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit
                  4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File
                  No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677;
                  Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c),
                  File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
                  Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File
                  No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712;
                  Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c),
                  File No. 2-56228; Exhibits 2(c) and 2(d), File
                  No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701;
                  Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c),
                  File No. 2-70767; Exhibit 4(b), File No. 2-71542;
                  Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                  Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File
                  No. 33-18669; Exhibit 99(a) to Post-Effective
                  Amendment No. 1 to Form S-3, File No. 33-46076; and
                  Exhibit 4(b) to Form 10-K for the year ended
                  December 31, 1993)

           4(i) Ninety-fifth Supplemental Indenture dated as of June 1, 1994 between FPL and Bankers Trust Company,
                  Trustee

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

                              FLORIDA POWER & LIGHT COMPANY
                                      (Registrant)

Date:  August 10, 1994             PAUL J. EVANSON
                                   Paul J. Evanson
                            Senior Vice President, Finance
                              and Chief Financial Officer
                              (Principal Financial Officer)