Form 10-Q
period 1994-09-30
FLORIDA POWER & LIGHT CO
filed 1994-11-10
CIK 37634

                 FORM 10-Q



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994


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

               (407) 694-4647
(Registrant's telephone number, including area code)






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


Common Stock, No Par Value, outstanding at October 31, 1994:  1,000 shares

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                       1994           1993           1994           1993
                                                                     (Thousands of Dollars)
OPERATING REVENUES ..............................   $1,501,896     $1,586,141     $4,076,258     $4,011,181

OPERATING EXPENSES:
  Fuel, purchased power and interchange .........      470,319        533,799      1,308,720      1,384,387
  Other operations and maintenance ..............      253,416        322,727        877,562        925,377
  Depreciation and amortization .................      203,561        149,553        535,483        433,118
  Income taxes ..................................      133,521         81,928        277,490        176,352
  Taxes other than income taxes .................      144,483        149,526        399,520        399,021
  Cost reduction program ........................            -        138,000              -        138,000
    Total operating expenses ....................    1,205,300      1,375,533      3,398,775      3,456,255

OPERATING INCOME ................................      296,596        210,608        677,483        554,926

ALLOWANCE FOR EQUITY FUNDS USED DURING
  CONSTRUCTION ..................................        2,221          6,724         11,074         28,456

OTHER INCOME - NET ..............................        1,854          1,615          4,588          5,384

INCOME BEFORE INTEREST CHARGES ..................      300,671        218,947        693,145        588,766

INTEREST CHARGES:
  Interest expense ..............................       72,843         82,149        220,645        251,642
  Allowance for borrowed funds used during
    construction ................................       (1,718)        (5,949)        (8,588)       (24,210)
      Interest charges - net ....................       71,125         76,200        212,057        227,432

NET INCOME ......................................      229,546        142,747        481,088        361,334

PREFERRED STOCK DIVIDEND REQUIREMENTS ...........        9,879         10,712         29,687         32,631

NET INCOME AVAILABLE TO FPL GROUP, INC. .........   $  219,667     $  132,035     $  451,401     $  328,703

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the Notes to Consolidated Financial Statements appearing in Florida Power & Light Company's (FPL) 1993 Annual Report on Form 10-K (Form 10-
K).

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,
                                                                               1994           December 31,
                                                                            (Unaudited)           1993
                                                                                  (Thousands of Dollars)
ASSETS
  ELECTRIC UTILITY PLANT:
    At original cost ....................................................    $15,501,900       $14,612,036
    Less accumulated depreciation and amortization ......................      5,995,834         5,541,164
      Net ...............................................................      9,506,066         9,070,872
    Construction work in progress .......................................        274,143           781,435
    Nuclear fuel under capital lease ....................................        205,007           226,124
      Electric utility plant - net ......................................      9,985,216        10,078,431

  INVESTMENTS  ..........................................................        539,097           388,664

  CURRENT ASSETS:
    Cash and cash equivalents ...........................................          6,867             7,316
    Receivables - net ...................................................        603,003           492,728
    Materials and supplies - at average cost ............................        198,052           235,132
    Fossil fuel stock - at average cost .................................         93,332            78,337
    Prepaid expenses ....................................................         44,540            34,879
    Other ...............................................................         25,288            56,598
      Total current assets ..............................................        971,082           904,990

  OTHER ASSETS AND DEFERRED DEBITS:
    Unamortized debt reacquisition costs ................................        292,464           302,561
    Deferred litigation items ...........................................        110,859           110,859
    Other ...............................................................        121,203           125,837
      Total other assets and deferred debits ............................        524,526           539,257

TOTAL ASSETS ............................................................    $12,019,921       $11,911,342


CAPITALIZATION AND LIABILITIES
  CAPITALIZATION:
    Common stock ........................................................    $ 1,373,069       $ 1,373,069
    Other shareholder's equity ..........................................      2,736,055         2,606,356
    Preferred stock without sinking fund requirements ...................        451,250           451,250
    Preferred stock with sinking fund requirements ......................         94,000            97,000
    Long-term debt ......................................................      3,625,403         3,463,065
      Total capitalization ..............................................      8,279,777         7,990,740

  CURRENT LIABILITIES:
    Commercial paper ....................................................         16,500           349,600
    Current maturities of long-term debt and preferred stock ............        128,725             1,500
    Accounts payable ....................................................        272,510           310,963
    Customers' deposits .................................................        221,937           215,492
    Accrued interest and taxes ..........................................        408,891           200,365
    Other ...............................................................        229,395           360,033
      Total current liabilities .........................................      1,277,958         1,437,953

  OTHER LIABILITIES AND DEFERRED CREDITS:
    Accumulated deferred income taxes ...................................      1,286,567         1,260,587
    Deferred regulatory credit - income taxes ...........................        199,772           216,546
    Unamortized investment tax credits ..................................        308,227           323,791
    Capital lease obligations ...........................................        204,959           271,498
    Other ...............................................................        462,661           410,227
      Total other liabilities and deferred credits ......................      2,462,186         2,482,649

  COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ....................................    $12,019,921       $11,911,342

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the
Notes to Consolidated Financial Statements appearing in FPL's 1993
Form 10-K.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 1994             1993
                                                                                  (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................   $   481,088       $  361,334
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .......................................       535,483          433,118
      Increase (decrease) in deferred income taxes and related
        regulatory credit .................................................         9,206          (32,297)
      (Deferrals) recoveries under cost recovery clauses (1) ..............       (75,681)          68,987
      Other - net .........................................................        85,029          183,098
    Net cash provided by operating activities .............................     1,035,125        1,014,240

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) ................................................      (535,647)        (889,771)
  Other - net .............................................................      (112,518)          22,104
      Net cash used in investing activities ...............................      (648,165)        (867,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of bonds and other long-term debt ..............................       172,850        1,904,915
  Issuance of preferred stock .............................................             -          190,000
  Retirement of long-term debt and preferred stock ........................       (90,729)      (1,990,563)
  (Retirement) issuance of commercial paper - net ........................       (133,100)         120,000
  Dividends to FPL Group, Inc. ............................................      (401,696)        (380,949)
  Capital contributions from FPL Group, Inc. ..............................        80,000           30,000
  Other - net .............................................................       (14,734)           2,502
      Net cash used in financing activities ...............................      (387,409)        (124,095)

Net (decrease) increase in cash and cash equivalents ......................          (449)          22,478

Cash and cash equivalents at beginning of period ..........................         7,316            3,002

Cash and cash equivalents at end of period ................................   $     6,867      $    25,480

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ......................   $   230,130      $   253,580
  Cash paid for income taxes ..............................................   $   192,486      $    93,393

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..................................   $    61,055      $    34,294

(1)  Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)  Capital expenditures exclude allowance for equity funds used during construction.


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 and 6 herein and the
Notes to Consolidated Financial Statements appearing in FPL's 1993
Form 10-K.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL's 1993 Form 10-K. In the opinion of FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, the results of operations for the three and nine months ended September 30, 1994 and 1993 and the cash flows for the nine months ended September 30, 1994 and 1993 have been made. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Capital Contribution - In July 1994, FPL received a capital contribution of $80 million from its parent, FPL Group, Inc.

Preferred Stock - The 1994 sinking fund requirement for the 6.84%
Preferred Stock, Series Q, $100 Par Value was met by redeeming and retiring 30,000 shares in April 1994. There are no other sinking fund requirements for the remainder of 1994.

Long-Term Debt - In March and July 1994, FPL sold a total of $172.85 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in September 2024 and July 2029, at variable interest rates that initially ranged from 2.00% to 3.20%. The proceeds were used to redeem and retire in March, May and October 1994 a total of $172.85 million principal amount of Pollution Control Revenue Bonds, maturing in 2007 through 2019, at interest rates ranging from 5.90% to 11 3/8%.

At September 30, 1994, $200 million of commercial paper has been included in long-term debt pursuant to financing agreements which allow FPL to refinance these amounts for periods extending beyond
September 30, 1995.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.7 billion, including allowance for funds used during construction (AFUDC), for the years 1994 through 1998. Included in the five-year forecast are capital expenditures for 1994 of $879 million, of which $561 million had been spent through September 30, 1994. Cost control efforts may significantly reduce the amount originally projected for the full year 1994.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $72 million under the programs in effect at September 30, 1994. Effective January 1995, FPL could be assessed up to $76 million in the event of one nuclear accident, and in the event of a subsequent accident during the policy period, the maximum aggregate assessment would be $90 million. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $91 million at September 30, 1994.

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

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) of power through 2022 and with subsidiaries of the Southern Company to purchase 1,007 mw of power through May 1995, and 913 mw thereafter through mid-2010. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations.

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

FPL's capacity and energy charges under these contracts were as follows:

                             Three Months Ended September 30,           Nine Months Ended September 30,
                            1994 Charges         1993 Charges          1994 Charges         1993 Charges
                         Capacity  Energy(1)  Capacity  Energy(1)   Capacity  Energy(1)  Capacity  Energy(1)
                                                       (Millions of Dollars)
JEA ....................   $19(2)    $13       $22(2)     $12       $ 62(2)     $35       $ 65(2)     $ 38
Southern Companies .....    39(3)     30        58(3)      40        147(3)      99        209(3)      155
Qualifying Facilities...    35(3)     19        15(3)      10        101(3)      50         45(3)       30

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $250 million for 1994, $430 million for 1995, $460 million for 1996, $480 million for 1997 and $500 million for 1998. Total payments made under these contracts for the three and nine months ended September 30, 1994 were $71 million and $187 million, respectively. Total payments made under these contracts for the three and nine months ended
September 30, 1993 were $86 million and $221 million, respectively.

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

3.  Cost Reduction Program

In the third quarter of 1993, FPL implemented a major cost reduction program, which resulted in a $138 million charge and reduced net income by approximately $85 million. The charge consisted of costs associated with a workforce reduction of approximately 1,700 positions through early retirement and severance programs.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1994, net income was favorably affected by the benefits of ongoing cost reduction measures and higher energy sales, resulting from customer growth. Higher energy sales for the nine months ended September 30, 1994 also benefitted from increased energy usage per retail customer. Partially offsetting these factors, were higher depreciation expense and lower AFUDC.

Revenues from base rates, which were $921 million and $915 million for the three months ended September 30, 1994 and 1993 and $2.5 billion and $2.3 billion for the nine months ended September 30, 1994 and 1993, respectively, are derived primarily from retail operations regulated by the FPSC. Such revenues increased for both the three and nine months ended September 30, 1994 mainly due to higher energy sales.
Retail energy sales increased 0.5% for the three months ended
September 30, 1994 primarily due to customer growth of 2.0%, partially offset by lower usage per retail customer resulting from milder weather. Retail energy sales increased 6.2% for the nine months ended
September 30, 1994 primarily due to increased usage per retail customer resulting from warmer weather in the first half of the year, and customer growth of 2.2%. Revenues derived from cost recovery clause rates and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

Other operations and maintenance expenses decreased mainly due to cost savings from ongoing cost reduction efforts, despite additional costs relating to generating units placed in service after the first quarter in 1993 and the effects of customer growth. Higher electric utility plant balances, reflecting facilities added to meet customer growth, higher depreciation rates approved by the FPSC in September 1994, and a nonrecurring third quarter charge related to assets replaced during plant modifications resulted in increased depreciation expense for the three and nine months ended September 30, 1994.

AFUDC decreased for the three and nine months ended September 30, 1994 as a result of the placement in service of the repowered
Lauderdale units in the second quarter of 1993 and Martin Units Nos. 3 and 4 in the first and second quarter of 1994, respectively. Interest and preferred stock dividend requirements declined for the three and nine months ended September 30, 1994 due to the refunding of higher cost debt and preferred stock during 1993 with lower rate instruments.

FINANCIAL CONDITION

FPL's primary capital requirements consist of expenditures under its construction program. Internally generated funds are expected to fund virtually all of these expenditures. The balance, if any, will be temporarily provided by commercial paper.

For information concerning capital commitments, see Note 2. For a discussion of changes in capitalization, see Note 1.

        PART II - OTHER INFORMATION

Item 5.  Other Information

(1)       Reference is made to Item 1. Business - Employees in FPL's 1993
          Form 10-K.

          FPL's collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW), which expired
          October 31, 1994, has been automatically extended for a period of one year. However, the FPL and the IBEW negotiating committees have agreed on a contract proposal, which is subject to ratification by the membership in late November 1994. The IBEW negotiating committee has unanimously recommended the approval of the contract proposal.

(2) Reference is made to Item 1. Business - Fuel in FPL's 1993 Form 10-K and Item 5(3) in FPL Form 10-Q for the quarter ended
          March 31, 1994.

          In August 1994, the FPSC approved the accelerated recovery of the costs required to convert Manatee Units Nos. 1 and 2 to burn Orimulsion, a low cost fuel oil substitute. The FPSC also found that FPL's decision to convert the Manatee units to burn Orimulsion was prudent and reasonable. FPL is seeking environmental approvals.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number                       Description

          *4(a)   Restated Articles of Incorporation of FPL dated
                  March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)

          *4(b) Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File
                  No. 1-3545)

          *4(c) Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File
                  No. 1-3545)

          *4(d) Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File
                  No. 1-3545)

          *4(e) Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File
                  No. 1-3545)

          *4(f) Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File
                  No. 1-3545)

          *4(g) Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)

          *4(h)   Mortgage and Deed of Trust dated as of January 1,
                  1944, and Ninety-five Supplements thereto between FPL and Bankers Trust Company and The Florida
                  National Bank of Jacksonville (now First Union National Bank of Florida) Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491;
                  Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit
                  4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File
                  No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit
                  4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File
                  No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677;
                  Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c),
                  File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
                  Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File
                  No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712;
                  Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c),
                  File No. 2-56228; Exhibits 2(c) and 2(d), File
                  No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701;
                  Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit

                  4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
                  Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File
                  No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c),
                  File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; and Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File
                  No. 1-3545)

          12      Computation of Ratios

          27      Financial Data Schedule

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

Date:  November 10, 1994