Form 10-K405
period 1994-12-31
FLORIDA POWER & LIGHT CO
filed 1995-03-20
CIK 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

           WASHINGTON, D.C. 20549


                 FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 was zero.

As of February 28, 1995 there were issued and outstanding 1,000 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.


    DOCUMENTS INCORPORATED BY REFERENCE

                    None

                DEFINITIONS


Acronyms and defined terms used in the text include the following:

Term                                        Meaning
AFUDC                        Allowance for funds used during construction
capacity clause              Capacity Cost Recovery Clause
charter                      Restated Articles of Incorporation, as amended
common stock                 Common Stock of FPL Group, Inc.
conservation clause          Energy Conservation Cost Recovery Clause
DOE                          United States Department of Energy
EMF                          Electric and magnetic fields
environmental clause         Environmental Compliance Cost Recovery Clause
FDEP                         Florida Department of Environmental Protection
FERC                         Federal Energy Regulatory Commission
FGT                          Florida Gas Transmission Company
FMPA                         Florida Municipal Power Agency
FPL                          Florida Power & Light Company
FPL Group                    FPL Group, Inc.
FPSC                         Florida Public Service Commission
fuel clause                  Fuel and Purchased Power Cost Recovery Clause
Holding Company Act          Public Utility Holding Company Act of 1935, as amended
JEA                          Jacksonville Electric Authority
kv                           Kilovolt
kva                          Kilovolt-ampere
kwh                          Kilowatt-hour
Management's Discussion      Item 7. Management's Discussion and Analysis of Financial Condition and Results
                              of Operations
mortgage                     FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as supplemented and amended
mw                           Megawatt(s)
Note                         Note      to Consolidated Financial Statements
NRC                          United States Nuclear Regulatory Commission
oil-backout clause           Oil-Backout Cost Recovery Clause
qualifying facilities        Non-utility power production facilities meeting the requirements of a Qualifying
                              Facility under the Public Utility Regulatory Policies Act of 1978, as amended
ROE                          Return on equity
SJRPP                        St. Johns River Power Park
Southern Companies           Alabama Power Company, Georgia Power Company, Gulf Power Company,
                              Mississippi Power Company and Savannah Electric & Power Company
Thrift Plans                 FPL Group Employee Thrift Plans
/TABLE

                   PART I

Item 1.  Business

General. FPL supplies electric service throughout most of the east and lower west coasts of Florida. This service territory contains 27,650 square miles with a population of approximately 6.5 million. During 1994, FPL served approximately 3.4 million customer accounts. Operating revenues amounted to approximately $5.3 billion, of which about 55% was derived from residential customers, 35% from commercial customers, 4% from industrial customers and 6% from other sources.

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

Regulation. The retail operations of FPL provide approximately 99% of operating revenues and are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL is subject to the jurisdiction of the NRC with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, electric and magnetic fields from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. FPL estimates that capital expenditures for improvements needed to comply with environmental laws and regulations will be approximately $5 million to $16 million annually for the years 1995 through 1999. These amounts are included in FPL's projected capital expenditures set forth in Item 1.
Business - Capital Expenditures.

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

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These costs include operations and maintenance expenses, depreciation and taxes, as well as a rate of return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. FPL's currently authorized ROE range is 11% to 13% with a midpoint of 12%. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC or a substantially affected party.

In Florida, electric utility companies are required to file historic and projected revenue and cost data with the FPSC at least every four years. The FPSC can either reaffirm current rates and practices or take action leading to a rate proceeding. FPL is next required to file such data with the FPSC by April 30, 1995 and expects an FPSC decision in late 1995.

Fuel costs are recovered through levelized charges established pursuant to the fuel clause. These charges, which are calculated semi-annually, are based on estimated costs of fuel and estimated customer usage for the ensuing six-month period, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generators for purchased power are recovered primarily through the capacity clause. Costs associated with implementing energy conservation programs are recovered through rates established pursuant to the conservation clause. Certain other non-fuel costs and the accelerated recovery of the costs of certain projects that displace oil-fired generation are recovered through the oil-backout clause. Costs of complying with federal, state and local environmental regulations are recovered through the environmental clause to the extent not included in base rates.

The FPSC has the authority to disallow recovery of costs which it considers excessive or imprudently incurred. Such costs may include operations and maintenance expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities. Also, the FPSC does not provide any assurance that the allowed ROE will be achieved.

Competition. Competitive forces affecting the sale of electrical energy may result in a transition from cost-based to market-based pricing. Initiatives in various parts of the country have proposed changing or phasing out traditional cost-of-service regulation, particularly with regard to the generation of electricity. The California Public Utilities Commission, for example, has proposed allowing large industrial customers to purchase electricity from generators outside of the current utility's service territory by 1996. Other customers would be allowed to choose their supplier in future years, culminating in total retail competition by the year 2002. These proposals are the subject of considerable debate, and are not yet effective; however, they are an indication of increasing competitive pressures in the electric utility industry. FPL currently faces competition from other suppliers of electrical energy for wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1994, operating revenues from wholesale and industrial customers represented 1% and 4%, respectively, of FPL's total operating revenues. Florida law does not currently permit competition among regulated and non-regulated suppliers of electrical energy for retail customers and actions such as those in California have not been proposed in Florida. However, in order to be prepared in the event that greater retail competition arises in FPL's market, FPL has instituted aggressive ongoing cost control efforts, including significant reductions in capital expenditures and workforce.

While state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1994, the FERC announced broad policies governing transmission access and pricing. In general, these policies may require a utility to provide to third parties access to the utility's transmission system on a basis comparable to the uses the utility makes of its own system and at comparable costs.

In 1993, FPL filed with the FERC a comprehensive revision of its service offerings in the wholesale market. FPL proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities, its power sharing (interchange) agreements with other utilities and expanded its transmission offerings for new services by switching from individually negotiated contracts to three tariffs of general applicability. Hearings on this filing are underway and a final decision on this case is not expected until sometime in 1997. FPL began collecting the proposed rates in 1994, subject to refund pending the final outcome of the case.

The structure and pricing of network transmission service to the FMPA, an association of municipal electric utilities operating in the state, is the subject of a separate FERC proceeding. In 1994, FPL filed its proposal for network transmission service to the FMPA in compliance with a FERC order approving FPL's pricing mechanism. The FMPA continues to dispute the appropriateness and application of this ruling.

FPL is presently a defendant in three antitrust suits, including one filed by the FMPA. The complaints include an alleged inability to utilize FPL's transmission facilities to wheel power. See Item 3. Legal Proceedings.

System Capability and Load. FPL's resources for serving load as of December 31, 1994 consist of 18,146 mw of electric power generated by FPL-owned facilities (see Item 2. Properties - Generating Facilities) and obtained through purchased power contracts. FPL intends to satisfy future load, which reflects projected annual growth in kwh sales of 2.6% over the next 5 years, through the final installment on the phased acquisition of Scherer Unit No. 4 and approximately 400 mw of additional purchased power under existing contracts with new qualifying facilities. The historic annual growth rate of kwh sales was 3.9% for the three years ended December 31, 1994. See Note 11.

Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. On February 9, 1995, FPL reached an all-time energy peak demand of approximately 16,563 mw. At that time, FPL was able to meet the peak with available installed generation and purchased power and did not have to implement its 700 mw of load management resources.

Capital Expenditures. FPL's capital expenditures, including AFUDC, totaled approximately $770 million in 1994, $1.1 billion in 1993 and $1.3 billion in 1992. Capital expenditures for the 1995-99 period are expected to be $3.0 billion, including $712 million in 1995. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate.

Nuclear Operations. FPL owns and operates four nuclear units, two at St. Lucie and two at Turkey Point. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans provide for prompt dismantlement of the Turkey Point units commencing in the year 2013. St. Lucie Unit No. 1 will be mothballed in 2016 until 2023 when dismantlement of both Unit No. 1 and Unit No. 2 will commence. See estimated cost data in Note 1.

Indications of abnormal degradation have been found in the pressurized water circulation tubes of the St. Lucie Unit No. 1 steam generators and FPL has determined that they will need to be replaced. Replacement steam generators have been ordered and are scheduled to be installed and in service by the end of 1998. The cost of replacing the steam generators by 1998 is included in FPL's projected capital expenditures set forth above. The remaining undepreciated cost of the existing steam generators and the related removal cost is being recorded in depreciation expense in approximately equal annual amounts through 1998.

Fuel. FPL's generating plants are fueled by nuclear fuel, natural gas, residual and distillate oil and coal. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has contracts in place with FGT that satisfy substantially all of the anticipated needs for natural gas transportation over the next ten years. The existing contracts expire in 2005 and 2010, but can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has a 15-year firm natural gas supply contract at market rates with an affiliate of FGT to provide approximately two-thirds of FPL's anticipated needs for natural gas volume. The remainder of FPL's gas requirements will be purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2, long-term coal supply and transportation contracts for a significant portion of the fuel needs for those units. All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts. The remaining coal requirements will be obtained under additional contracts and in the spot market.

FPL leases nuclear fuel for all four of its nuclear units.  See
Note 10. Under the Nuclear Waste Policy Act of 1982, the DOE is required to construct permanent storage facilities and will take title to and provide transportation and storage for spent nuclear fuel for a specified fee based on current generation from nuclear power plants. Through 1994, FPL has paid approximately $290 million to the DOE for future transportation and storage. Although the DOE estimates that its storage facilities will be completed by the year 2010, there is considerable doubt within the utility industry that this schedule will be met. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel up to and beyond the year 2010, pending its removal by the DOE.

In 1994, FPL entered into a 20-year contract with Bitor America to purchase Orimulsion, a fuel that is an emulsion of bitumen and water and is priced equivalently to coal. The contract is contingent upon FPL obtaining an operating permit from environmental agencies to use Orimulsion at the Manatee units. The environmental permitting process is underway and final rulings are expected by late 1995. FPL has committed to purchase Orimulsion to satisfy approximately 60% of the capacity of the Manatee units, but may elect to purchase enough Orimulsion to satisfy Manatee's total capacity. See Item 2. Properties - Generating Facilities. The FPSC has authorized FPL to recover through the fuel clause on an accelerated basis the capital costs of modifying the Manatee units to burn Orimulsion as well as any incremental operating and maintenance costs. The FPSC also found that FPL's decision to convert these units to burn Orimulsion was prudent and reasonable. FPL expects to be using Orimulsion in 1998.

Electric and Magnetic Fields. In recent years, increasing public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including leukemia and brain cancer; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects.

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

In addition, litigation seeking damages for diminution of property value or personal injury is likely. FPL is presently a defendant in one suit alleging personal injury and wrongful death, resulting from EMF.

Employees. FPL had approximately 11,800 employees at December 31, 1994. Approximately 36% of the employees are represented by the International Brotherhood of Electrical Workers whose collective bargaining agreement with FPL expires October 31, 1997.

Item 2.  Properties

General. FPL considers that its properties are well maintained and in good operating condition. The electric generating, transmission, distribution and general facilities represent approximately 49%, 12%, 32% and 7%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities. FPL has improved its ability to operate generating units at higher output levels to help meet peak loads. As a result of equipment upgrades and changes in operating procedures, FPL has gained approximately 570 mw of capacity. As of December 31, 1994, FPL had the following generating facilities:

                                                                                                     Net Warm Weather
                                                                                No. of                   Peaking
                     Facility                                Location           Units      Fuel      Capability (mw)
STEAM TURBINES
  Cape Canaveral .................................     Cocoa, FL                   2      Oil/Gas           810
  Cutler .........................................     Miami, FL                   2      Gas               215
  Fort Myers .....................................     Fort Myers, FL              2      Oil               542
  Manatee ........................................     Parrish, FL                 2      Oil             1,638
  Martin .........................................     Indiantown, FL              2      Oil/Gas         1,638
  Port Everglades ................................     Port Everglades, FL         4      Oil/Gas         1,237
  Riviera ........................................     Riviera Beach, FL           2      Oil/Gas           574
  St. Johns River Power Park .....................     Jacksonville, FL            2      Coal              250(1)
  St. Lucie ......................................     Hutchinson Island, FL       2      Nuclear         1,553(2)
  Sanford ........................................     Lake Monroe, FL             3      Oil/Gas           934
  Scherer ........................................     Monroe County, GA           1      Coal              539(3)
  Turkey Point ...................................     Florida City, FL            2      Oil/Gas           796
                                                                                   2      Nuclear         1,332
COMBINED CYCLE
  Lauderdale .....................................     Dania, FL                   2      Gas/Oil           860
  Martin .........................................     Indiantown, FL              2      Gas               860
  Putnam .........................................     Palatka, FL                 2      Gas/Oil           498
COMBUSTION TURBINES
  Fort Myers .....................................     Fort Myers, FL             12      Oil               626
  Lauderdale .....................................     Dania, FL                  24      Oil/Gas           876
  Port Everglades ................................     Port Everglades, FL        12      Oil/Gas           438
DIESEL UNITS
  Turkey Point ...................................     Florida City, FL            5      Oil                14
TOTAL ............................................                                                       16,230

(1)    Represents FPL's 20% ownership of SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(2)    Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(3)    Represents FPL's approximately 66% ownership of Scherer Unit No. 4, which is jointly owned with the JEA and Georgia
       Power Company.  FPL has contracted to purchase an additional 11% (90 mw) undivided ownership interest in Scherer Unit
       No. 4 in June 1995.

Transmission and Distribution. FPL owns and operates 464 substations with a total capacity of 101,311,970 kva. Electric transmission and distribution lines owned and in service as of December 31, 1994 are as follows:

                                                                           Overhead Lines     Trench and Submarine
                          Nominal Voltage                                    Pole Miles           Cable Miles
500 kv ............................................................             1,050(1)                  -
230 kv ............................................................             2,189                    31
138 kv ............................................................             1,378                    45
115 kv ............................................................               637                     -
 69 kv ............................................................               167                    15
Less than 69 kv ...................................................            38,311                18,035
Total .............................................................            43,732                18,126

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

Item 3.  Legal Proceedings

In October 1988, Union Carbide Corporation, the corporate predecessor of Praxair, Inc. (Praxair), filed suit against FPL and Florida Power Corporation (Florida Power) in the United States District Court for the Middle District of Florida. Praxair requested that Florida Power sell power to its facility located within FPL's service territory, and that FPL transport (wheel) the power to the facility. Florida Power and FPL denied the request as being inconsistent with Florida law and public policy. The FPSC issued a declaratory statement that FPL's denial of Praxair's request was proper and ordered FPL not to wheel power under such circumstances. The suit alleges that through a territorial agreement, FPL and Florida Power have conspired to eliminate competition for the sale of electric power to retail customers, thereby unreasonably restraining trade and commerce in violation of federal antitrust laws as contained in Section 1 of the Sherman Antitrust Act (Sherman Act). The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and product sales lost. Cross motions for summary judgment were denied. Both parties are appealing the denials.

In November 1988, TEC Cogeneration, Inc., its affiliate Thermo Electron Corporation, RRD Corp. and its affiliate Rolls Royce Inc. filed suit in the United States District Court for the Southern District of Florida against FPL and FPL Group on behalf of South Florida Cogeneration Associates (SFCA), a joint venture which since 1986 has operated a cogeneration facility for Metropolitan Dade County within FPL's service territory in Miami, Florida. The suit alleges that the defendants have engaged in anti-competitive conduct intended to prevent and defeat competition from cogenerators within FPL's service territory, and from SFCA's Metropolitan Dade County facility in particular. It alleges that the defendants' actions constitute monopolization and attempts to monopolize in violation of
Section 2 of the Sherman Act; conspiracy in restraint of trade in violation of Section 1 of the Sherman Act; unlawful discrimination in prices, services or facilities in violation of Section 2 of the Clayton Act; and intentional interference with SFCA's contractual relationship with Metropolitan Dade County in violation of Florida law. The suit seeks damages in excess of $100 million, before trebling under antitrust law, plus other unspecified compensatory and punitive damages. FPL's motion for summary judgment has been denied. FPL is appealing the denial.

In December 1991, the FMPA, an association of municipal electric utilities operating in the state, filed a suit against FPL in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida. The suit was subsequently removed to the United States District Court for the Middle District of Florida. The FMPA alleges that FPL is in breach of a "contract," consisting of several different documents, by refusing to provide transmission service to the FMPA and its members on the FMPA's terms. The FMPA also alleges that FPL has violated federal and Florida antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in FPL's area of operation by refusing to provide transmission service or to permit the FMPA to invest in and use FPL's transmission system on the FMPA's terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and asks the court to require FPL: to transmit electric power among the FMPA and its members on "reasonable terms and conditions"; to permit the FMPA to contribute to and use FPL's transmission system on "reasonable terms and conditions"; and to recognize the FMPA transmission investments as part of FPL's transmission system such that the FMPA can obtain transmission on a basis equivalent to FPL or, alternatively, to provide transmission service equivalent to such FMPA transmission ownership. In December 1993, the District Court granted summary judgment in favor of FPL. The FMPA has appealed.

FPL believes that it has meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on FPL's financial statements. However, in the event that FPL does not prevail in these suits, there may be a material adverse effect on FPL's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

All of FPL's common stock is owned by FPL Group. For information regarding dividends paid to FPL Group, see Management's Discussion and Note 6.

Item 6.  Selected Financial Data

                                                               Years Ended December 31,
                                       1994               1993             1992             1991            1990
                                                                 (Thousands of Dollars)
SELECTED FINANCIAL DATA:
Operating revenues ...............  $ 5,342,656      $ 5,224,299        $ 5,100,463     $ 5,158,766      $4,987,690
Net income available to FPL Group   $   528,515      $   425,297(1)     $   470,899     $   376,261(1)   $  381,204
Total assets .....................  $11,821,452      $11,911,342        $11,348,626     $10,515,808      $9,820,551
Long-term debt, excluding
  current maturities .............  $ 3,581,157      $ 3,463,065        $ 3,404,404     $ 3,186,828      $3,109,360
Obligations under capital leases,
  excluding current maturities ...  $   185,647      $   271,498        $   324,198     $   279,657      $   74,887
Preferred stock with sinking
  fund requirements, excluding
  current maturities .............  $    94,000      $    97,000        $   130,150     $   150,150      $  165,950

SELECTED OPERATING STATISTICS:
Energy sales (millions of kwh) ...       77,096           72,455             69,290          68,712          66,763

Energy sales:
  Residential ....................         50.2%            50.2%              49.3%           50.4%           50.2%
  Commercial .....................         38.8             39.3               39.0            39.6            39.7
  Industrial .....................          5.0              5.4                5.9             5.9             6.1
  Interchange power sales ........          2.5              2.6                2.4             1.6             1.6
  Other (2) ......................          3.5              2.5                3.4             2.5             2.4
Total ............................        100.0%           100.0%             100.0%          100.0%          100.0%

Approximate 60-minute net peak served (mw):
  Summer season ..................       15,179           15,266             14,661          14,123          13,754
  Winter season (3) ..............       16,563           12,594             12,964          13,319          11,868

Average number of customer accounts:
  Residential ....................    3,037,628        2,973,688          2,911,812       2,863,203       2,801,210
  Commercial .....................      366,415          358,378            350,271         343,837         337,134
  Industrial .....................       15,587           14,853             14,791          15,350          16,659
  Other ..........................        2,562            3,261              4,376           4,079           3,820
Total ............................    3,422,192        3,350,180          3,281,250       3,226,469       3,158,823

Average price per kwh
  sold (cents) (4) ...............         6.82             7.10               7.25            7.39            7.37

(1)    Reduced by after-tax effect of a cost reduction program charge in 1993 of $85 million and a restructuring charge in 1991 of
       $56 million.
(2)    Includes unbilled sales.
(3)    The winter season generally represents November and December of the current year and January through March of the following year.
(4)    Includes unbilled and deferred cost recovery clause revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

FPL's operating results reflect management's continuing focus on controlling costs and on reducing the net investment in assets used in electric utility operations. Increased energy sales, combined with cost control efforts, resulted in increased earnings in 1994 despite higher depreciation expense, as well as costs associated with the consolidation of facilities and inventory reductions. Also, reduced operating expenses reflect the benefits of the 1993 cost reduction program which lowered FPL's work force by approximately 1,700 positions. The charge associated with the cost reduction program, primarily consisting of severance pay and employee retirement benefits, adversely affected net income in 1993. See
Note 4.

FPL's retail operations, which represent approximately 99% of operating revenues, are regulated by the FPSC. FPL reported a retail regulatory ROE of 12.3%, 9.8% and 12.4% in 1994, 1993 and 1992,
respectively. The ROE range authorized by the FPSC for these periods was 11% to 13% with a midpoint of 12%.

Operating revenues from energy sales primarily consist of revenues from base rates and cost recovery clauses. Revenues from base rates were $3.2 billion, $3.0 billion and $2.9 billion in 1994, 1993 and 1992, respectively. There were no changes in base rates during those years. Revenues from cost recovery clauses (including fuel) and franchise fees represent a pass-through of costs and do not significantly affect net income. Such revenues declined in each of the years 1994, 1993 and 1992 primarily due to lower fuel costs.

Retail customer growth was 2.1%, 2.1% and 1.7% in 1994, 1993 and 1992, respectively. Customer growth, together with favorable weather conditions and an improving economy, increased energy sales in 1994 and 1993. The benefits of customer growth in 1992 were largely offset by the effects of Hurricane Andrew.

Other operations and maintenance expense in 1994 reflects management's determination to control costs and a full year of lower employee-related expenses resulting from the 1993 cost reduction program. Partially offsetting these reductions were charges associated with facilities consolidation (including capital lease terminations) and inventory reductions, as well as costs relating to the growth in customer base and placement of additional generating units in service. FPL also incurred costs relating to four planned nuclear refueling outages in 1994 compared to two in 1993. Two of the outages occurred in the fourth quarter of 1994 affecting the comparison of quarterly results. Other operations and maintenance expense in 1993 was adversely affected by the cost of supporting an increasing customer base, as well as the implementation of two new accounting standards relating to postretirement and postemployment benefits. The 1993 benefit of the cost reduction program on other operations and maintenance expense was limited as it was implemented late in the year. Other operations and maintenance expense is expected to decline in 1995, despite projected sales growth, primarily due to two fewer nuclear refueling outages, the absence of the facilities consolidation and inventory reduction charges recorded in 1994 and continuing cost control measures.

An increase in depreciation rates for generating units, as well as the accelerated write-off of plant overhaul costs from prior years, consistent with FPSC orders, resulted in higher depreciation expense in 1994. Depreciation expense in all periods reflects higher utility plant balances added to meet customer growth. A proposal by FPL to increase its nuclear decommissioning and fossil fuel plant dismantlement accruals is pending FPSC approval. In addition, FPL requested and the FPSC approved, in February 1995, the amortization of approximately $111 million of deferred litigation items over a period not to exceed five years. These actions, together with continued growth in electric utility plant, will result in higher depreciation expense in future years. See Note 1.

AFUDC declined in 1994 due to the completion of new generating capacity placed in service in 1994 and 1993. During the past few years, FPL has refinanced substantially all of its existing debt with lower interest rate instruments. In addition, efforts continued in 1994 to reduce the overall debt level and replace some higher fixed interest rate debt with currently lower cost variable interest rate debt. These activities led to the decline in interest expense in 1994.

Liquidity and Capital Resources

FPL's primary capital requirements consist of expenditures to meet increased electricity usage and customer growth. Total capital expenditures for the period 1995 through 1999, including AFUDC, are expected to be approximately $3.0 billion, including $712 million in 1995. See Note 11. FPL's capital expenditure forecast has declined significantly over the past few years as a result of continuing efforts to reduce costs and the completion of its generation expansion plan. No new generating plants are expected to be constructed before the year 2004.

Debt maturities and minimum sinking fund requirements will require cash outflows of approximately $612 million through 1999, including $86 million in 1995. See Notes 7 and 8. It is anticipated that cash requirements for construction expenditures and debt repayments in 1995 will be financed from internally generated funds. FPL expects no new long-term external financings in 1995; however, refinancing of existing debt or preferred stock with lower interest rate instruments, which could include variable interest rate debt, may occur based on market conditions. Excess internally generated funds and contributions from FPL Group may be used to reduce outstanding debt or preferred stock. Currently, FPL dividends to FPL Group its net income available to FPL Group. Any temporary cash shortages will be met by the issuance of commercial paper. Bank lines of credit currently available to FPL aggregate $820 million.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded reserve to guard against storm losses. Bank lines of credit of $300 million, included in the $820 million above, are available if needed to provide cash for restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from ratepayers.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. Given FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group. At December 31, 1994, limits under FPL's charter and mortgage would allow the issuance of approximately
$1.4 billion of additional unsecured debt and $5.7 billion of additional first mortgage bonds, respectively. The amount of additional first mortgage bonds that are permitted to be issued will increase as the amount of unfunded property additions increases. FPL's charter also prohibits the issuance of preferred stock unless the preferred stock coverage ratio, as prescribed, is at least 1.5; for the twelve months ended December 31, 1994 it was 2.6.

Item 8.  Financial Statements and Supplementary Data

        INDEPENDENT AUDITORS' REPORT


FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of Florida Power & Light Company and its subsidiaries, listed in the accompanying index as Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Florida Power & Light Company and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 10, 1995

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
           (Thousands of Dollars)

                                                                                    Years Ended December 31,
                                                                                1994          1993          1992
OPERATING REVENUES ......................................................    $5,342,656    $5,224,299    $5,100,463

OPERATING EXPENSES:
  Fuel, purchased power and interchange .................................     1,715,345     1,758,298     1,829,908
  Other operations and maintenance ......................................     1,230,171     1,251,284     1,203,474
  Depreciation and amortization .........................................       713,352       586,543       542,129
  Income taxes ..........................................................       322,435       243,022       264,974
  Cost reduction program charge .........................................             -       138,000             -
  Taxes other than income taxes .........................................       529,301       523,724       495,587
    Total operating expenses ............................................     4,510,604     4,500,871     4,336,072

OPERATING INCOME ........................................................       832,052       723,428       764,391

OTHER INCOME:
  Allowance for equity funds used during construction ...................        13,533        35,464        30,567
  Income taxes and other - net ..........................................         4,337         5,379         8,427
    Other income - net ..................................................        17,870        40,843        38,994

INCOME BEFORE INTEREST CHARGES ..........................................       849,922       764,271       803,385

INTEREST CHARGES:
  Interest ..............................................................       292,347       327,085       315,799
  Allowance for borrowed funds used during construction .................       (10,498)      (30,774)      (27,214)
    Interest charges - net ..............................................       281,849       296,311       288,585

NET INCOME ..............................................................       568,073       467,960       514,800

PREFERRED STOCK DIVIDEND REQUIREMENTS ...................................        39,558        42,663        43,901

NET INCOME AVAILABLE TO FPL GROUP, INC. .................................    $  528,515    $  425,297    $  470,899



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)

                                                                                                 December 31,
                                                                                             1994           1993
ELECTRIC UTILITY PLANT:
  At original cost ...................................................................    $15,660,302    $14,612,036
  Less accumulated depreciation ......................................................     (6,132,488)    (5,541,164)
    Net ..............................................................................      9,527,814      9,070,872
  Construction work in progress ......................................................        292,645        781,435
  Nuclear fuel under capital lease ...................................................        185,694        226,124
      Electric utility plant - net ...................................................     10,006,153     10,078,431

CURRENT ASSETS:
  Cash and cash equivalents ..........................................................            535          7,316
  Customer receivables, net of allowances of $11,518 and $13,612 .....................        458,047        439,473
  Materials, supplies and fossil fuel stock - at average cost ........................        292,601        313,469
  Other ..............................................................................         81,290        144,732
      Total current assets ...........................................................        832,473        904,990

OTHER ASSETS:
  Special use funds ..................................................................        435,117        378,774
  Unamortized debt reacquisition costs ...............................................        292,119        302,561
  Deferred litigation items ..........................................................        110,859        110,859
  Other ..............................................................................        144,731        135,727
      Total other assets .............................................................        982,826        927,921

TOTAL ASSETS .........................................................................    $11,821,452    $11,911,342

CAPITALIZATION:
  Common shareholder's equity ........................................................    $ 4,185,586    $ 3,979,425
  Preferred stock without sinking fund requirements ..................................        451,250        451,250
  Preferred stock with sinking fund requirements .....................................         94,000         97,000
  Long-term debt .....................................................................      3,581,157      3,463,065
      Total capitalization ...........................................................      8,311,993      7,990,740

CURRENT LIABILITIES:
  Commercial paper ...................................................................         25,000        349,600
  Current maturities of long-term debt and preferred stock ...........................         86,350          1,500
  Accounts payable ...................................................................        306,616        310,963
  Customers' deposits ................................................................        220,504        215,492
  Deferred clause revenues ...........................................................         45,866        130,786
  Accrued interest and taxes .........................................................        187,678        200,365
  Other ..............................................................................        232,763        229,247
      Total current liabilities ......................................................      1,104,777      1,437,953

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ..................................................      1,259,822      1,260,587
  Deferred regulatory credit - income taxes ..........................................        195,906        216,546
  Unamortized investment tax credits .................................................        302,797        323,791
  Capital lease obligations ..........................................................        185,647        271,498
  Storm and property insurance reserve ...............................................         96,211         81,769
  Other ..............................................................................        364,299        328,458
      Total other liabilities and deferred credits ...................................      2,404,682      2,482,649

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .................................................    $11,821,452    $11,911,342

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)

                                                                                  Years Ended December 31,
                                                                            1994            1993            1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................    $   568,073     $   467,960     $   514,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................................        713,352         586,543         542,129
      Increase (decrease) in deferred income taxes and
        related regulatory credit ..................................        (21,405)        (12,482)         84,491
      Cost recovery clauses (1) ....................................        (82,142)        138,949        (102,977)
      Other ........................................................        108,875          62,884          (7,594)
    Net cash provided by operating activities ......................      1,286,753       1,243,854       1,030,849

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) .........................................       (745,500)     (1,077,590)     (1,269,610)
  Other ............................................................        (29,394)        (15,727)        (27,836)
    Net cash used in investing activities ..........................       (774,894)     (1,093,317)     (1,297,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of first mortgage bonds and other long-term debt ........        172,850       2,082,993         725,570
  Issuance of preferred stock ......................................              -         190,000         125,000
  Increase (decrease) in commercial paper ..........................       (124,600)        349,600               -
  Capital contributions from FPL Group, Inc. .......................        205,000         255,000         335,000
  Retirement of long-term debt and preferred stock .................       (181,989)     (2,518,571)       (487,552)
  Dividends to FPL Group, Inc. .....................................       (527,454)       (472,617)       (451,616)
  Dividends on preferred stock .....................................        (39,558)        (42,663)        (43,619)
  Other ............................................................        (22,889)         10,035         (22,085)
    Net cash (used) provided by financing activities ...............       (518,640)       (146,223)        180,698

Net (decrease) increase in cash and cash equivalents ...............         (6,781)          4,314         (85,899)
Cash and cash equivalents at beginning of year .....................          7,316           3,002          88,901
Cash and cash equivalents at end of year ...........................    $       535     $     7,316     $     3,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amount capitalized) ...............    $   286,510     $   310,598     $   269,492
  Cash paid for income taxes .......................................    $   369,720     $   260,920     $   197,752

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................    $    63,479     $    57,579     $   152,833

(1)    Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)    Excludes allowance for equity funds used during construction.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1994, 1993 and 1992

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

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). As a result of such regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-regulated entities. Recoverability of these assets is judged the same as for enterprises in general. The principal assets recorded under SFAS 71 are unamortized debt reacquisition costs and deferred litigation items, aggregating $403 million at December 31, 1994, which are presented in the other assets section of the consolidated balance sheets. The principal SFAS 71-related liabilities are deferred regulatory credit-income taxes, unamortized investment tax credits and the storm and property insurance reserve, aggregating $595 million at December 31, 1994, which are presented in the other liabilities and deferred credits section of the consolidated balance sheets. Other accounting practices followed by regulated electric utilities that differ from non-regulated entities are outlined below, including deferral of clause under or over recoveries, nuclear decommissioning and allowance for funds used during construction.

Revenues and Rates - Retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records the estimated amount of base revenues for energy delivered to customers but not billed. Such unbilled revenues are included in customer receivables and amounted to approximately $117 million and $112 million at December 31, 1994 and 1993, respectively.

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

Electric Utility Plant, Depreciation and Amortization - The cost of additions to units of utility property is added to electric utility plant. The cost of units of property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of property are charged to other operations and maintenance expense. At December 31, 1994, the generating, transmission, distribution and general facilities represented approximately 49%, 12%, 32% and 7%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all electric utility plant is subject to the lien of a mortgage, securing FPL's first mortgage bonds.

Depreciation of utility property is primarily provided on a straight-line average remaining life basis and includes a provision for dismantlement. For substantially all utility property, depreciation and fossil fuel plant dismantlement studies are performed at least every four years. The most recent depreciation studies were filed with the FPSC and approved in 1994; approval of fossil fuel plant dismantlement studies also filed in 1994 is pending. The weighted annual composite depreciation rate was approximately 4.0%, 3.9% and 3.5% for the years 1994, 1993 and 1992, respectively. Excluded from the composite rate for 1994 is the accelerated write-off of certain accumulated plant overhaul costs.

Nuclear fuel costs, including a charge for spent nuclear fuel disposal, is accrued in fuel expense on a unit of production method.

Allowance for Funds Used During Construction (AFUDC) - FPL recognizes AFUDC as a noncash item which represents the allowed cost of capital used to finance a portion of its construction work in progress.
AFUDC is capitalized as an additional cost of utility plant and is recorded as an addition to income. The capitalization rate used in computing AFUDC was 8.26% in 1994, 8.67% from January 1993 through June 1993, 8.26% from July 1993 through December 1993 and 8.61% in 1992.

Nuclear Decommissioning - FPL accrues nuclear decommissioning costs over the expected service life of each plant. Nuclear decommissioning studies are performed at least every five years for FPL's four nuclear units and are submitted to the FPSC for approval. The most recent studies were filed in December 1994 and are pending approval. These studies assume prompt dismantlement for the Turkey Point nuclear units commencing in the year 2013 and for St. Lucie Unit No. 2 commencing in 2023. St. Lucie Unit No. 1 will be mothballed in 2016 until St. Lucie Unit No. 2 is ready for dismantlement. Decommissioning expense accruals, included in depreciation and amortization expense in the consolidated statements of income, were $38 million for each of the years 1994, 1993 and 1992, and are projected to be $46 million for 1995 and future years. FPL's portion of the ultimate cost of decommissioning its four units, including dismantlement and reclamation, expressed in 1994 dollars, is currently estimated to aggregate $1.1 billion. At December 31, 1994 and 1993, the accumulated provision for nuclear decommissioning totaled $507 million and $445 million, respectively, and is included in accumulated depreciation.

Amounts equal to decommissioning expense are deposited in funds which may be used only for the payment of the cost of decommissioning FPL's nuclear units. Included in special use funds in the consolidated balance sheets were $373 million and $325 million of decommissioning funds at December 31, 1994 and 1993, respectively. Securities held in the decommissioning funds primarily consist of tax-exempt obligations with a weighted-average maturity of 10 years and, in 1994, are carried at market value. Any market value adjustment results in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 9. Fund earnings, net of taxes, are reinvested in the funds. Both fund earnings and the reinvestment of the earnings are included in other income, resulting in no net impact on FPL's earnings. The related income tax effects are included in accumulated deferred income taxes.

In 1994, the Financial Accounting Standards Board (FASB) added a project to its agenda to review current accounting practices for nuclear decommissioning. The objective of the project is to determine if and when a liability for nuclear decommissioning should be recognized, how the liability should be measured and whether a corresponding asset is created. FPL is unable to predict the outcome of this project; however, these deliberations could result in a significant change to FPL's balance sheet. Some or all of the accumulated provision for nuclear decommissioning could be reclassified out of accumulated depreciation and presented as a liability. Additionally, the amount of the liability could be increased to the total estimated decommissioning cost stated in current dollars, or the present value of projected future dollars, with an offset to a property or other account. FPL expects no significant adverse effect on results of operations from potential changes currently being considered by the FASB.

Storm and Property Insurance Reserve Fund - A storm and property insurance reserve fund (storm fund) provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. Securities held in the fund are carried at market value in 1994 and are included in special use funds in the consolidated balance sheets. The related income tax effects are included in accumulated deferred income taxes. These securities primarily consist of tax-exempt obligations with a weighted-average maturity of 7 years. Any market value adjustment results in a corresponding adjustment to the storm and property insurance reserve. See Note 9. Included in special use funds in the consolidated balance sheets were $62 million and $54 million of storm funds at December 31, 1994 and 1993, respectively.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Commercial Paper - The year end weighted-average interest rate on commercial paper at December 31, 1994 and 1993 was 5.9% and 3.4%, respectively. The average annual rate for 1994 and 1993 was 4.4% and 3.2%, respectively. In 1994, $200 million of commercial paper was classified as long-term debt as FPL expects to maintain this level of commercial paper usage for the foreseeable future.

Retirement of Long-Term Debt - The excess of reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process.

Rate Matters - Deferred litigation items primarily consist of deferred costs associated with the replacement of steam generators at the Turkey Point nuclear units. In 1986, the FPSC approved recovery of these costs over five years commencing with FPL's next general rate proceeding. In February 1995, the FPSC approved FPL's request to amortize these costs over a period of no more than five years, commencing in 1995.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. Investment tax credits are used to reduce current federal income taxes and are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment. FPL is included in the consolidated federal income tax return filed by FPL Group. FPL determines its income tax provision on the "separate return method." See Note 2.

2.  Income Taxes

The components of income taxes are as follows:

                                                                                    Years Ended December 31,
                                                                                1994          1993          1992
                                                                                     (Thousands of Dollars)
Charged to operating expenses:
  Federal:
    Current .............................................................    $ 314,956     $ 238,208     $ 171,571
    Deferred:
      Premium on reacquired debt ........................................       (4,104)       41,606         7,401
      Cost reduction program ............................................        2,378       (31,288)            -
      Depreciation and related items ....................................       (8,599)       13,598        37,749
      Cost recovery clauses .............................................       27,115       (45,873)       33,334
      Other .............................................................      (38,915)        9,386        (5,249)
    Investment tax credits - net ........................................      (20,994)      (21,646)      (22,899)
        Total federal ...................................................      271,837       203,991       221,907
  State:
    Current .............................................................       46,152        41,780        29,224
    Deferred ............................................................        4,446        (2,749)       13,843
        Total state .....................................................       50,598        39,031        43,067
        Total ...........................................................      322,435       243,022       264,974

Charged to other income:
    Current .............................................................          700           305         2,201
    Deferred ............................................................       (3,726)       (3,437)       (2,587)
        Total ...........................................................       (3,026)       (3,132)         (386)
Total ...................................................................    $ 319,409     $ 239,890     $ 264,588

A reconciliation between income tax expense and the income tax expense calculated at the applicable statutory rates is as follows:

                                                                                     Years Ended December 31,
                                                                                 1994          1993          1992
                                                                                      (Thousands of Dollars)
Computed at statutory federal income tax rate ............................    $ 310,619     $ 247,747     $ 264,992
Increases (reductions) resulting from:
  State income taxes - net of federal income tax benefit .................       32,996        25,461        28,723
  Amortization of investment tax credits .................................      (20,994)      (21,143)      (20,082)
  Allowance for equity funds used during construction ....................       (5,081)      (14,177)      (11,801)
  Other - net ............................................................        1,869         2,002         2,756
Total income taxes .......................................................    $ 319,409     $ 239,890     $ 264,588

The income tax effects of temporary differences giving rise to FPL's deferred income tax liabilities and assets are as follows:

                                                                                                  December 31,
                                                                                              1994            1993
                                                                                             (Thousands of Dollars)
Deferred tax liabilities:
  Property related ................................................................        $1,675,774      $1,634,808
  Unamortized debt reacquisition costs ............................................           112,368         116,556
  Other ...........................................................................             2,129          29,674
    Total deferred tax liabilities ................................................         1,790,271       1,781,038
Deferred tax assets:
  Unamortized investment tax credits ..............................................           116,804         124,913
  Deferred regulatory credit - income taxes .......................................            75,571          83,524
  Storm and decommissioning reserves ..............................................           147,269         133,754
  Other ...........................................................................           190,805         178,260
    Total deferred tax assets .....................................................           530,449         520,451
Accumulated deferred income taxes .................................................        $1,259,822      $1,260,587
/TABLE

In 1993, FPL adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. The principal effect of adopting SFAS 109 was the establishment of a new account, deferred regulatory credit - income taxes. This amount, which represents the revenue equivalent of the difference in accumulated deferred income taxes computed under SFAS 109 as compared to prior accounting rules, will be amortized over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Adoption of this standard had no effect on results of operations.

3.  Employee Retirement Benefits

Pension Benefits - Substantially all employees of FPL are covered by FPL Group's noncontributory defined benefit pension plan. Plan benefits are generally based on employees' years of service and compensation during the last years of employment. Participants are vested after five years of service. All provisions of the FPL Group pension plan are allocated to FPL on a pro rata basis.

For 1994, 1993 and 1992 the components of pension cost which were allocated to FPL, net of amounts capitalized, are as follows:

                                                                                    Years Ended December 31,
                                                                                1994          1993          1992
                                                                                     (Thousands of Dollars)
Service cost ............................................................    $  36,783     $  35,672     $  39,076
Interest cost on projected benefit obligation ...........................       79,089        77,854        61,974
Actual return on plan assets ............................................      (11,099)     (233,732)      (75,823)
Net amortization and deferral ...........................................     (116,739)      105,614       (30,448)
Negative pension cost ...................................................      (11,966)      (14,592)       (5,221)
Effect of cost reduction program (see Note 4) ..........................             -        34,463             -
Regulatory adjustment ...................................................            -             -         5,221
Pension cost recognized in the consolidated statements of income ........    $ (11,966)    $  19,871     $       -

Prior to 1993, an adjustment was made to reflect in the results of operations the pension cost calculated under the actuarial cost method used for ratemaking purposes. In 1993, FPL adopted consistent pension measurements for ratemaking and financial reporting. The accumulated regulatory adjustment is being amortized to income over five years. At December 31, 1994 and 1993, the unamortized balance of this regulatory adjustment included in other liabilities was approximately $12 million and $16 million, respectively.

FPL funds the pension cost calculated under the entry age normal level percentage of pay actuarial cost method, provided that this amount satisfies the minimum funding standards of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum tax deductible amount for the year. No contributions to the plan were required for 1994, 1993 or 1992.

At December 31, 1994, the portion of prepaid pension cost recognized in FPL's consolidated balance sheets was an asset of approximately $12 million and at December 31, 1993, a liability of approximately $.3 million. A reconciliation of the funded status of the combined FPL Group Plan is presented below:

                                                                                                  December 31,
                                                                                               1994          1993
                                                                                             (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds ...........................    $1,620,978    $1,662,051
Actuarial present value of benefits for services rendered to date:
  Accumulated benefits based on salaries to date, including vested benefits
    of $683 million and $689 million ...................................................       734,759       740,959
  Additional benefits based on estimated future salary levels ..........................       326,356       325,582
Projected benefit obligation ...........................................................     1,061,115     1,066,541
Plan assets in excess of projected benefit obligation ..................................       559,863       595,510
Prior service costs not recognized in net periodic pension cost ........................       200,185       212,908
Unrecognized net asset at January 1, 1986, being amortized primarily
  over 19 years - net of accumulated amortization ......................................      (233,558)     (256,914)
Unrecognized net gain ..................................................................      (511,553)     (548,741)
Prepaid pension cost ...................................................................    $   14,937    $    2,763
/TABLE

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 7.0% for 1994 and 1993, respectively. The assumed rate of increase in future compensation levels was 5.5% for both years. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1994 and 1993 and 7.0% for 1992.

Other Postretirement Benefits - Substantially all employees of FPL are covered by FPL Group's defined benefit postretirement plans for health care and life insurance benefits. All provisions of the FPL Group plans are allocated to FPL on a pro rata basis. Eligibility for health care benefits is based upon age plus years of service at retirement. The plans are contributory, and contain cost-sharing features such as deductibles and coinsurance. FPL Group has capped company contributions for postretirement health care at a defined level which, depending on actual claims experience, may be reached by the year
2000. Generally, life insurance benefits for retirees are capped at $50,000. FPL Group's policy is to fund postretirement benefits in amounts determined at the discretion of management.

In 1993, FPL adopted SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other than Pensions." For 1994 and 1993, the components of net periodic postretirement benefit cost allocated to FPL, net of amounts capitalized, are as follows:

                                                                                           Years Ended December 31,
                                                                                             1994            1993
                                                                                            (Thousands of Dollars)
Service cost ..........................................................................    $ 4,667         $ 5,094
Interest cost .........................................................................     17,152          14,303
Return on plan assets .................................................................       (741)         (7,935)
Amortization of transition obligation .................................................      3,448           4,017
Net amortization and deferral .........................................................     (6,090)              -
Net periodic postretirement benefit cost ..............................................     18,436          15,479
Effect of cost reduction program (see Note 4) ........................................           -          29,008
Postretirement benefit cost recognized in the consolidated statements of income .......    $18,436         $44,487

At December 31, 1994 and 1993, the portion of accrued postretirement benefit liability recognized in FPL's consolidated balance sheets was approximately $63 million and $44 million, respectively. A reconciliation of the funded status of the combined FPL Group Plan is presented below:

                                                                                                  December 31,
                                                                                               1994          1993
                                                                                             (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds ...........................    $  99,178     $ 109,372
Accumulated postretirement benefit obligation:
  Retirees .............................................................................      166,215       177,419
  Fully eligible active plan participants ..............................................        1,946         6,788
  Other active plan participants .......................................................       74,577        68,823
    Total ..............................................................................      242,738       253,030
Accumulated postretirement benefit obligation in excess of plan assets .................     (143,560)     (143,658)
Unrecognized net transition obligation (amortized over 20 years) .......................       62,732        66,217
Unrecognized net loss ..................................................................       17,387        32,633
Accrued postretirement benefit liability ...............................................    $  63,441     $  44,808

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1994 is 9.0% for retirees under age 65 and 8.0% for retirees over age 65.
These rates are assumed to decrease gradually to 5.0% by the year
2003, which is when it is anticipated that benefit costs will reach the defined level at which FPL Group's contributions will be capped. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of December 31, 1994 by $7 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1994 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.0% for 1994 and 1993, respectively. The expected long-term rate of return on plan assets used in determining postretirement benefit cost was 7.75% for 1994 and 1993.

4.  Cost Reduction Program Charge

In 1993, FPL implemented a cost reduction program which resulted in a $138 million ($85 million after-tax) charge, primarily consisting of severance payments and employee retirement benefits. The impact on pension cost and postretirement benefits was approximately $34 million and $29 million, respectively, and was included as part of the total charge of $138 million. See Note 3. A total of 1,700 positions throughout FPL were eliminated.

5.  Jointly-Owned Facilities

FPL owns approximately 85% of the St. Lucie Nuclear Unit No. 2, 20% of the St. Johns River Power Park (SJRPP) units and coal terminal and an approximately 66% undivided interest in Scherer Unit No. 4. FPL expects to purchase an additional 11% undivided ownership interest in Scherer Unit No. 4 in 1995. At December 31, 1994, FPL's investment in St. Lucie Unit No. 2 was $719 million, net of accumulated depreciation of $448 million; the investment in the SJRPP units and coal terminal was $209 million, net of accumulated depreciation of $121 million; the investment in Scherer Unit No. 4 was $384 million, net of accumulated depreciation of $85 million.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1994, there was no significant balance of construction work in progress on these facilities.

6.  Common Shareholder's Equity

The changes in common shareholder's equity accounts are as follows:

                                                                            Additional                     Common
                                                               Common        Paid-in       Retained     Shareholder's
                                                              Stock (1)      Capital       Earnings        Equity
                                                                             (Thousands of Dollars)
Balances, December 31, 1991 ..............................    $1,373,069    $1,155,156    $  900,514
  Contributions from FPL Group ...........................             -       335,000             -
  Net income available to FPL Group ......................             -             -       470,899
  Dividends to FPL Group .................................             -             -      (451,616)
  Preferred stock issuance costs and other ...............             -        (2,689)       (1,852)
Balances, December 31, 1992 ..............................     1,373,069     1,487,467       917,945
  Contributions from FPL Group ...........................             -       255,000             -
  Net income available to FPL Group ......................             -             -       425,297
  Dividends to FPL Group .................................             -             -      (472,617)
  Preferred stock issuance costs and other ...............             -        (1,031)       (5,705)
Balances, December 31, 1993 ..............................     1,373,069     1,741,436       864,920    $3,979,425
  Contributions from FPL Group ...........................             -       205,000             -
  Net income available to FPL Group ......................             -             -       528,515
  Dividends to FPL Group .................................             -             -      (527,454)
  Other ..................................................             -           100             -
Balances, December 31, 1994 ..............................    $1,373,069    $1,946,536    $  865,981    $4,185,586

(1)    Common stock, no par value, 1,000 shares authorized, issued and outstanding.

FPL's charter and a mortgage securing its first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. Given
FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

In 1994, 1993 and 1992 FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

7.  Preferred Stock (1)

Preferred stock consists of the following:

                                                                        December 31, 1994
                                                                      Shares       Redemption        December 31,
                                                                    Outstanding       Price        1994        1993
                                                                                                (Thousands of Dollars)
Cumulative, No Par Value, authorized 10,000,000 shares at
  December 31, 1994 and 1993; without sinking fund requirements -
  $2.00 No Par Value, Series A (Involuntary
  Liquidation Value $25 Per Share) .............................    5,000,000        $ 27.00     $125,000    $125,000

Cumulative, $100 Par Value, authorized 15,822,500 shares at
  December 31, 1994 and 1993:
    Without sinking fund requirements:
      4 1/2% Series ............................................      100,000         101.00       10,000      10,000
      4 1/2% Series A ..........................................       50,000         101.00        5,000       5,000
      4 1/2% Series B ..........................................       50,000         101.00        5,000       5,000
      4 1/2% Series C ..........................................       62,500         103.00        6,250       6,250
      4.32% Series D ...........................................       50,000         103.50        5,000       5,000
      4.35% Series E ...........................................       50,000         102.00        5,000       5,000
      7.28% Series F ...........................................      600,000         102.93       60,000      60,000
      7.40% Series G ...........................................      400,000         102.53       40,000      40,000
      6.98% Series S ...........................................      750,000              -(2)    75,000      75,000
      7.05% Series T ...........................................      500,000              -(2)    50,000      50,000
      6.75% Series U ...........................................      650,000              -(2)    65,000      65,000
        Total preferred stock without sinking fund requirements.    8,262,500                    $451,250    $451,250

    With sinking fund requirements (3):
      6.84% Series Q (4) .......................................      440,000         103.65       44,000      48,500
      8.625% Series R (5) ......................................      500,000         105.75       50,000      50,000
        Total preferred stock with sinking fund requirements ...      940,000                      94,000      98,500
        Less current maturities ................................            -                           -       1,500
        Total Preferred stock with sinking fund requirements,
          excluding current maturities .........................      940,000                    $ 94,000    $ 97,000

(1)    FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances of preferred stock in 1994.  In 1993, FPL issued 1,900,000 shares of $100 par value preferred stock without sinking fund.  In 1992, FPL issued 5,000,000 shares of $2.00 No Par Value, Series A, preferred stock.  In 1993, FPL redeemed and retired 160,000 shares of $100 par value preferred stock without sinking fund requirements and 167,660 shares of $100 par value preferred stock with sinking fund requirements.  In 1992, FPL redeemed and retired 50,000 shares of $100 par value preferred stock without sinking fund requirements and 185,039 shares of $100 par value preferred stock with sinking fund requirements, excluding the 15,000 shares of series Q retired under the sinking fund provision referred to below under footnote 4.
(2)    Not redeemable prior to 2003.
(3)    Minimum annual sinking fund requirements on preferred stock are approximately $4 million for each of the years 1996,
       1997, 1998 and 1999.  In the event that FPL should be in arrears on its sinking fund obligations, FPL may not pay dividends on common stock.
(4)    Entitled to a sinking fund to retire a minimum of 15,000 shares and a maximum of 30,000 shares annually from 1995 through 2026 at $100 per share plus accrued dividends.  FPL redeemed and retired 15,000 shares in 1992 and 45,000 shares in 1994, satisfying the 1993-95 minimum annual sinking fund requirement.
(5)    Entitled to a sinking fund to retire a minimum of 25,000 shares and a maximum of 50,000 shares annually from 1996 through 2015 at $100 per share plus accrued dividends.

8.  Long-Term Debt (1)(2)

Long-term debt consists of the following:

                                                                                               December 31,
                                                                                            1994          1993
                                                                                          (Thousands of Dollars)
First Mortgage Bonds:
  Maturing through 2000 - 4 5/8% to 9 5/8% ...........................................   $  460,697    $  460,697
  Maturing 2001 through 2015 - 6 5/8% to 7 7/8% ......................................      700,000       700,000
  Maturing 2016 through 2026 - 7% to 9 3/8% ..........................................    1,126,223     1,126,223
  Medium-Term Notes:
    Maturing through 2000 - 4.85% to 6.20% ...........................................      280,300       280,300
    Maturing 2001 through 2015 - 5.79% to 9.40% ......................................      155,000       155,725
    Maturing 2016 through 2022 - 8% to 9.05% .........................................      148,700       148,700
  Pollution Control and Industrial Development Series -
    Maturing 2008 through 2027 - 6.1% to 11 3/8% .....................................      260,705       412,565
Pollution Control, Solid Waste Disposal and Industrial Development Revenue Bonds -
    Maturing 2021 through 2029 - variable, 3.0% and 2.4%
      average annual interest rate, respectively .....................................      373,165       200,315
Installment Purchase and Security Contracts -  Maturing 2007 - 5.90% .................        2,000        22,990
Commercial paper - 4.4% average annual interest rate (3) .............................      200,000             -
Unamortized discount - net ...........................................................      (39,283)      (44,450)
  Total long-term debt ...............................................................    3,667,507     3,463,065
  Less current maturities ............................................................       86,350             -
Long-term debt, excluding current maturities .........................................   $3,581,157    $3,463,065

(1)    Minimum annual maturities and sinking fund requirements of long-term debt are approximately $86 million for 1995, $100 million for 1996, $180 million for 1998 and $230 million for 1999.
(2)    Available lines of credit aggregated approximately $820 million at December 31, 1994, all of which were based on firm commitments.
(3)    See Note 1 - Commercial Paper.

9.  Financial Instruments

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

                                                                                 December 31,
                                                                     1994                            1993
                                                          Carrying       Estimated        Carrying       Estimated
                                                           Amount      Fair Value (1)      Amount      Fair Value (1)
                                                                          (Thousands of Dollars)
Special use funds ...................................    $  435,117      $  435,117      $  378,774      $  403,841
Preferred stock with sinking fund requirements (2)...    $   94,000      $   92,840      $   98,500      $  104,463
Long-term debt (2) ..................................    $3,667,507      $3,452,618      $3,463,065      $3,618,822

(1)    Based on quoted market prices for these or similar issues.
(2)    Includes current maturities.

The carrying amounts of cash equivalents and commercial paper approximate their fair values.

Special Use Funds - The cost of securities sold is determined on the specific identification method. Realized gains and losses on the nuclear decommissioning and storm funds were not material. The gross unrealized loss and the gross unrealized gain at December 31, 1994 on nuclear decommissioning reserve funds was $9 million and $2 million, respectively; the cost basis of the funds was $380 million. The estimated fair value of the storm fund approximates its cost and there were no significant gross unrealized gains or losses.

10.  Leases

FPL leases its nuclear fuel for all four of its nuclear units.
Nuclear fuel lease payments, which are based on energy production and are charged to fuel expense, were $115 million, $122 million and $120 million for the years ended December 31, 1994,

1993 and 1992, respectively. Included in these payments was an interest component of $11 million, $11 million and $13 million in 1994, 1993 and 1992, respectively. Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $186 million at December 31, 1994. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

FPL leases automotive, computer, office and other equipment through rental agreements with various terms and expiration dates. Rental expense totaled $24 million, $31 million and $53 million for 1994, 1993 and 1992, respectively. Minimum annual rental commitments for noncancellable operating leases are $22 million for 1995, $15 million for 1996, $6 million for 1997, $5 million for 1998, $4 million for 1999 and $9 million thereafter.

11.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to aggregate $3.0 billion, including AFUDC, for the years 1995 through 1999.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $77 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $93 million under the programs in effect at December 31, 1994. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve, which totaled $96 million at that date.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL's financial condition.

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery from ratepayers of any losses in excess of the storm fund will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026.
The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. The fuel contracts provide for the transportation and supply of natural gas and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expects to begin using in 1998, subject to environmental approvals. In no year are the obligations under the fuel contracts expected to exceed usage requirements.

The required payments through 1999 under these contracts are estimated to be as follows:

                                                                        1995      1996      1997      1998      1999
                                                                                    (Millions of Dollars)
Capacity payments:
  JEA .............................................................     $ 80      $ 80      $ 80     $ 80      $ 90
  Southern Companies ..............................................     $140      $140      $140     $130      $130
  Qualifying Facilities ...........................................     $150      $290      $310     $310      $330
Minimum payments, at projected prices:
  Natural gas .....................................................     $230      $240      $240     $250      $260
  Orimulsion ......................................................        -         -         -     $120      $140

Capacity and energy charges under these contracts were as follows:

                                                       1994 Charges           1993 Charges           1992 Charges
                                                    Capacity  Energy(1)    Capacity  Energy(1)    Capacity  Energy(1)
                                                                          (Millions of Dollars)
JEA ..............................................   $ 82(2)    $ 48       $ 85(2)     $ 51       $ 85(2)     $ 48
Southern Companies ...............................   $186(3)    $124       $268(3)     $183       $377(3)     $283
Qualifying Facilities.............................   $137(3)    $ 68       $ 60(3)     $ 40       $ 44(3)     $ 40

(1)    Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(2)    Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)    Recovered through the capacity clause.

Natural gas payments, which were recovered through the fuel clause, were $232 million, $270 million and $269 million for 1994, 1993 and 1992, respectively.

Litigation - Union Carbide Corporation sued FPL and Florida Power Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and for product sales lost. Cross motions for summary judgment were denied. Both parties are appealing the denials.

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that FPL and certain affiliated companies engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million, before trebling under antitrust laws, plus other unspecified compensatory and punitive damages. FPL's motion for summary judgment was denied. FPL is appealing the denial.

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In December 1993, a district court granted summary judgment in favor of FPL. The FMPA has appealed.

FPL believes that it has meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on FPL's financial statements.

12.  Transactions with Related Parties

FPL provides certain services to and receives services from FPL Group, or other subsidiaries of FPL Group. The full cost of such services is charged to the entity benefitting from the service. In addition, certain common costs of FPL Group are allocated to all subsidiaries, including FPL, primarily based on each subsidiary's equity. Neither current period amounts charged or allocated, nor balances outstanding, were material for any year. See
Note 1 - Income Taxes.

13.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1994 and 1993 is as follows:

                                                   March 31 (1)    June 30 (1)    September 30 (1)    December 31 (1)
                                                                        (Thousands of Dollars)
                      1994
Operating revenues ............................     $1,155,789     $1,418,573       $1,501,896          $1,266,398
Operating income ..............................     $  171,069     $  209,817       $  296,596          $  154,570
Net income ....................................     $  108,555     $  142,987       $  229,546          $   86,985
Net income available to FPL Group .............     $   98,625     $  133,108       $  219,667          $   77,115

                      1993
Operating revenues ............................     $1,103,536     $1,321,504       $1,586,141          $1,213,118
Operating income ..............................     $  163,685     $  180,633       $  210,608(2)       $  168,502
Net income ....................................     $  102,908     $  115,679       $  142,747(2)       $  106,626
Net income available to FPL Group .............     $   91,631     $  105,036       $  132,035(2)       $   96,595

(1)    In the opinion of FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of such amounts for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the calendar year.
(2)    Charge resulting from cost reduction program reduced operating income by $138 million and net income and net income available to FPL Group by $85 million.  See Note 4.

14.  Subsequent Event (Unaudited)

In March 1995, FPL issued notices to call 400,000 shares of its 8.625% Preferred Stock, Series R and $66.2 million principal amount of First Mortgage Bonds, 9 3/8% Series due July 1, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
                  PART III

Item 10.  Directors and Executive Officers of the Registrant

                DIRECTORS(1)

James L. Broadhead. Mr. Broadhead, 59, is chairman and chief executive officer of FPL and chairman, president and chief executive officer of FPL Group. He served as president and chief executive officer of FPL Group from January 1989 to May 1990. Mr. Broadhead has been a director of FPL and FPL Group since January 1989. Mr. Broadhead is a former president of the Telephone Operating Group of GTE Corporation and is also a former president of St. Joe Minerals Corporation. Mr. Broadhead is a director of Barnett Banks, Inc., Delta Air Lines, Inc. and The Pittston Company. He is also a board fellow of Cornell University.

Dennis P. Coyle. Mr. Coyle, 56, has been general counsel and secretary of FPL since July 1991 and of FPL Group since June 1991. From March 1990 to July 1991 he was general counsel of FPL and from June 1989 to June 1991 he was general counsel and vice president of FPL Group. Mr. Coyle has been a director of FPL since January 1990.

Paul J. Evanson. Mr. Evanson, 53, became president of FPL in January 1995 and was senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group from December 1992 to January 1995. Mr. Evanson has been a director of FPL since December 1992 and became a director of FPL Group in January 1995. Mr. Evanson was formerly president and chief operating officer of the Lynch Corporation, a diversified holding company. He is a director of Lynch Corporation and Southern Energy Homes, Inc.

Jerome H. Goldberg. Mr. Goldberg, 63, is president of FPL's nuclear division. He was executive vice president of FPL from August 1989 to July 1991. Mr. Goldberg has been a director of FPL since December 1989.

Lawrence J. Kelleher. Mr. Kelleher, 47, is senior vice president, human resources of FPL and vice president, human resources of FPL Group. From May 1990 to July 1991 Mr. Kelleher was chief human resources officer of FPL. From June 1989 to May 1991 Mr. Kelleher was vice president of FPL Group. Mr. Kelleher has been a director of FPL since May 1990.

J. Thomas Petillo. Mr. Petillo, 50, is senior vice president, external affairs of FPL. From November 1988 to July 1991 he was group vice president of FPL. Mr. Petillo has been a director of FPL since July 1991.

C. O. Woody. Mr. Woody, 56, is senior vice president, power generation of FPL. From November 1987 to July 1991 he was executive vice president of FPL. Mr. Woody has been a director of FPL since December 1989.

Michael W. Yackira. Mr. Yackira, 43, became senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group in January 1995 and was senior vice president, market and regulatory services of FPL from May 1991 to January 1995. From May 1990 to May 1991 Mr. Yackira was chief planning officer of FPL. From April 1989 to May 1991 he was vice president of FPL Group. Mr. Yackira has been a director of FPL since May 1990.

(1) Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table below.

         EXECUTIVE OFFICERS (1)(2)

        Name            Age                                Position                                   Effective Date
James L. Broadhead      59    Chairman of the Board and Chief Executive Officer of FPL ..........    January 15, 1990
                              Chairman of the Board, President and Chief Executive Officer of
                                FPL Group .......................................................    May 8, 1990
Dennis P. Coyle         56    General Counsel and Secretary of FPL ..............................    July 1, 1991
                              General Counsel and Secretary of FPL Group ........................    June 1, 1991
K. Michael Davis        48    Vice President, Accounting, Controller and Chief Accounting
                                Officer of FPL ..................................................    July 1, 1991
                              Controller and Chief Accounting Officer of FPL Group ..............    May 13, 1991
Paul J. Evanson         53    President of FPL ..................................................    January 9, 1995
Jerome H. Goldberg      63    President, Nuclear Division of FPL ................................    May 8, 1990
Lawrence J. Kelleher    47    Senior Vice President, Human Resources of FPL .....................    July 1, 1991
                              Vice President, Human Resources of FPL Group ......................    May 13, 1991
J. Thomas Petillo       50    Senior Vice President, External Affairs of FPL  ...................    July 1, 1991
Dilek L. Samil          39    Treasurer of FPL ..................................................    July 1, 1991
                              Treasurer of FPL Group ............................................    May 13, 1991
C. O. Woody             56    Senior Vice President, Power Generation of FPL ....................    July 1, 1991
Michael W. Yackira      43    Senior Vice President, Finance and Chief Financial Officer of FPL..    January 9, 1995
                              Vice President, Finance and Chief Financial Officer of FPL Group ..    January 9, 1995

(1)    Executive officers are elected annually by, and serve at the pleasure of, FPL's Board of Directors.
(2)    The business experience of the executive officers is as follows:  Mr. Davis was previously Comptroller of FPL and Ms. Samil was previously Assistant Treasurer of FPL and FPL Group.  For the business experience of the remaining executive officers, see Item 10.  Directors and Executive Officers of the Registrant - Directors.
/TABLE

Item 11.  Executive Compensation

The following table sets forth compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 1994.

         SUMMARY COMPENSATION TABLE

                                                                       Annual Compensation
                                                                                               Long-Term
                                                                                              Compensation
                                                                                                Payouts
                                                                                               Long Term       All
                                                                                 Other         Incentive      Other
                                                                                 Annual          Plan        Compen-
        Name and Principal Position            Year    Salary      Bonus      Compensation     Payouts(1)    sation(2)
James L. Broadhead (3)                         1994    $692,346   $565,500      $5,658         $780,681      $14,131
  Chairman of the Board and Chief Executive    1993     666,333    505,747       4,989          609,664       21,583
    Officer of FPL and FPL Group, President    1992     643,800    424,483       3,342          647,772        8,576
    of FPL Group

Stephen E. Frank (4)                           1994     494,700    267,138       3,400          582,000       14,995
  President and Chief Operating Officer        1993     476,100    282,803       3,278          273,836       19,339
    of FPL                                     1992     460,000    245,916       3,064          286,000        9,858

Jerome H. Goldberg                             1994     462,500    212,461       8,059          190,059       14,817
  President, Nuclear Division of FPL           1993     445,100    204,468       9,702          148,432       16,532
                                               1992     430,000    175,528       4,241          107,250        9,858

Dennis P. Coyle                                1994     280,662    125,344           -          165,351       10,784
  General Counsel and Secretary                1993     270,135    116,648           -          129,136       14,501
    of FPL and FPL Group                       1992     261,000     99,754       1,899          132,839        8,576

Paul J. Evanson                                1994     261,000    130,500       3,254           69,622       10,214
  Senior Vice President, Finance and Chief     1993     243,600    112,543      16,424                -        9,276
    Financial Officer of FPL and Vice          1992      14,054     30,450       2,350                -            -
    President, Finance and Chief Financial
    Officer of FPL Group

(1)    Payouts were made 60% in shares of common stock, valued at $36.375 per share, and 40% in cash, except for Mr. Frank, whose payout was all in cash.
(2)    Represents employer matching contributions to Thrift Plans and employer contributions for life insurance.

                                                Thrift Match   Life Insurance
        Mr. Broadhead .......................      $5,873          $8,258
        Mr. Frank ...........................       6,750           8,245
        Mr. Goldberg ........................       6,750           8,067
        Mr. Coyle ...........................       5,873           4,911
        Mr. Evanson .........................       5,873           4,341

(3)    At December 31, 1994, Mr. Broadhead held 96,800 shares of restricted common stock with a value of $3,400,100.  These shares were awarded in 1991 for the purpose of financing Mr. Broadhead's supplemental retirement plan and will offset lump sum benefits that would otherwise be payable to him in cash upon retirement.  See Retirement Plans herein.
       Dividends at normal rates are paid on restricted common stock.
(4)    Mr. Frank resigned in January 1995.  He will be entitled to receive a proportionate share, based on his tenure with FPL, of the Long Term Incentive Plan payouts, if any, for 1995, 1996 and 1997.

Long Term Incentive Plan Awards

In 1994, awards of performance shares under FPL Group's Long Term
Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following table.

      LONG TERM INCENTIVE PLAN AWARDS

                                                                                        Estimated Future Payouts
                                                                                  Under Non-Stock Price-Based Plans
                                                                                           Number of Shares
                                        Number of       Performance Period
                Name                     Shares            Until Payout          Threshold       Target       Maximum
James L. Broadhead ................      25,282         1/1/94 - 12/31/97            -           25,282       25,282
Stephen E. Frank ..................      10,001         1/1/94 - 12/31/97            -           10,001       10,001
Jerome H. Goldberg ................       8,014         1/1/94 - 12/31/97            -            8,014        8,014
Dennis P. Coyle ...................       5,590         1/1/94 - 12/31/97            -            5,590        5,590
P. J. Evanson .....................       5,199         1/1/94 - 12/31/97            -            5,199        5,199

The performance share awards shown above are payable at the end of the four-year performance periods. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. The incentive performance measures were financial indicators (weighted 50%) and operating quality and project indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, book and regulatory return on equity and net income. The operating quality and project indicators were customer satisfaction survey results, service reliability as measured by the frequency and duration of service interruptions, system performance as measured by the availability factors for the fossil and nuclear power plants, unplanned trips of nuclear power plants, full-time equivalent workforce, number of significant environmental violations, employee safety, load management installed capability and conservation programs' annual installed capacity. Payouts under the Long Term Incentive Plan can range from zero to 100% of the target amount for the 1994 awards.

Retirement Plans

FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan which covers FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 1994 at age 65 after the indicated years of service.

             PENSION PLAN TABLE

 Eligible Average                                                                     Years of Service
Annual Compensation                                                         10          20          30          40
$  500,000 .........................................................       99,379     198,238     247,363     261,015
   600,000 .........................................................      119,950     238,238     297,363     313,515
   700,000 .........................................................      140,520     278,238     347,363     366,015
   800,000 .........................................................      161,091     318,238     397,363     418,515
   900,000 .........................................................      181,662     358,238     447,363     471,015
 1,000,000 .........................................................      202,232     398,238     497,363     523,515
 1,100,000 .........................................................      222,803     438,238     547,363     576,015
 1,200,000 .........................................................      243,374     478,238     597,363     628,515
 1,300,000 .........................................................      263,944     518,238     647,363     681,015
 1,400,000 .........................................................      284,515     558,238     697,363     733,515
 1,500,000 .........................................................      305,086     598,238     747,363     786,015
 1,600,000 .........................................................      325,656     638,238     797,363     838,515
 1,700,000 .........................................................      346,227     678,238     847,363     891,015
 1,800,000 .........................................................      366,798     718,238     897,363     943,515

The compensation covered by the plans includes annual salaries and bonuses of officers of FPL Group and annual salaries of officers of FPL, as shown in the Summary Compensation Table, but no other amounts shown in the Table. The estimated credited years of service for the executive officers named in the Summary Compensation Table are: Mr. Broadhead, 6 years; Mr. Frank, 4 years; Mr. Goldberg, 5 years; Mr. Coyle, 5 years; and Mr. Evanson, 2 years.

A supplemental retirement plan for Mr. Broadhead provides for a lump-sum retirement benefit equal to the then present value of a joint and survivor annuity providing annual payments to him equal to 61% to 65% of his average annual compensation for the three years prior to his retirement between age 62 (1998) and age 65 (2001) and to his surviving beneficiary of 37.5% of such average annual compensation, reduced by the then present value of the annual amount of payments to which he is entitled under all other pension and retirement plans of FPL Group and former employers. This benefit is further reduced by the then value of 96,800 shares of restricted common stock which vest as to 77,000 shares in 1998 and as to 19,800 shares in 2001. Upon a change of control of FPL Group, (as defined below under Employment Agreements), the restrictions on the restricted stock lapse and the full retirement benefit becomes payable. Upon termination of Mr. Broadhead's employment agreement (also described below) without cause, the restrictions on the restricted stock lapse and he becomes fully vested under the supplemental retirement plan. Absent any such change of control or termination of employment, Mr. Broadhead will have no right to such shares of restricted stock, and there will be no payments under the supplemental retirement plan, unless he remains with the Corporation until at least age 62.

Mr. Goldberg's employment agreement with FPL provides for a retirement benefit which, together with the amount received by him pursuant to his former employer's deferred compensation program and retirement plan, equals the total postretirement benefits he would have received if he had remained employed by such employer until age
65. A supplemental retirement plan for Mr. Coyle provides for benefits, upon retirement at age 62 or more, based on two times his credited years of service.

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

Employment Agreements

FPL Group has entered into an employment agreement with Mr. Broadhead for an initial term ending December 1997, with automatic one-year extensions thereafter unless either party elects not to extend. The agreement provides for a base salary of $823,700 plus annual and long-term incentive compensation opportunities at least equal to those currently in effect. If FPL Group terminates Mr. Broadhead's employment without cause, he is entitled to receive a lump sum payment of two years' compensation. Compensation is measured by the then current base salary plus the average of the preceding two years' annual incentive awards. He would also be entitled to receive all amounts accrued under all performance share grants in progress, prorated for the year of termination and assuming achievement of the targeted award, and to full vesting of his benefits under his supplemental retirement plan.

An employment agreement between Mr. Goldberg and FPL, which expires in March 1996, provides for a base salary of at least $478,700 per year, Annual Incentive Plan awards with a target amount equal to 35% of his base salary, Long-Term Incentive Plan awards with a target amount equal to 60% of his base salary, and either the retirement benefit described above under Retirement Plans or, if he dies before his contract expires, a death benefit to his beneficiary equal to 450% of his base salary, payable over 9 years.

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

Director Compensation

All of the directors of FPL are salaried employees of FPL and do not receive any additional compensation for serving as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of common stock as follows:

                                            Name                                                  Number of Shares (1)
James L. Broadhead .........................................................................         152,483(2)
Dennis P. Coyle ............................................................................           7,058
Paul J. Evanson ............................................................................           2,668
Jerome H. Goldberg .........................................................................          10,086
Lawrence J. Kelleher .......................................................................          16,826
J. Thomas Petillo ..........................................................................          10,733(3)
C. O. Woody ................................................................................          19,505(4)
Michael W. Yackira .........................................................................          11,314
All directors and executive officers as a group ............................................         232,324(5)

(1)    Information is as of March 1, 1995, except for executive officer's holdings under the Thrift Plans, which are as of
       December 31, 1994.  Unless otherwise indicated, each person has sole voting and investment power.
(2)    Includes 96,800 shares of restricted stock as to which Mr. Broadhead has voting but not investment power.
(3)    Includes 38 shares held beneficially by a relative of Mr. Petillo with whom he shares investment power and as to which he disclaims any beneficial ownership.
(4)    Includes 1,787 shares subject to exercisable stock options.
(5)    Less than 1% of the common stock outstanding.  Includes 1,787 shares subject to exercisable stock options.

Item 13.  Certain Relationships and Related Transactions

None

                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

      (a) 1.  Financial Statements                                  Page(s)

            Independent Auditors' Report                            10
            Consolidated Statements of Income                       11
            Consolidated Balance Sheets                             12
            Consolidated Statements of Cash Flows                   13
            Notes to Consolidated Financial Statements              14-24

          2.  Financial Statement Schedules

            Schedules are omitted as not applicable or not required.

          3.  Exhibits including those Incorporated by Reference

            Exhibit
            Number                    Description

            1(a) Underwriting Agreement between St. Lucie County, Florida and Citicorp Securities, Inc. dated
                  March 6, 1995

            1(b) Underwriting Agreement between Dade County Industrial Development Authority and Citicorp Securities, Inc., AIBC Investment Services Corp., Artemis Capital Group, Inc. and FAIC Securities, Inc. dated March 6, 1995

          *3(i)a  Restated Articles of Incorporation of FPL dated
                  March 23, 1992 (filed as Exhibit 3(i)a to
                  Form 10-K for the year ended December 31, 1993,
                  File No. 1-3545)

          *3(i)b  Amendment to FPL's Restated Articles of
                  Incorporation dated March 23, 1992 (filed as
                  Exhibit 3(i)b to Form 10-K for the year ended
                  December 31, 1993, File No. 1-3545)

          *3(i)c  Amendment to FPL's Restated Articles of
                  Incorporation dated May 11, 1992 (filed as
                  Exhibit 3(i)c to Form 10-K for the year ended
                  December 31, 1993, File No. 1-3545)

          *3(i)d  Amendment to FPL's Restated Articles of
                  Incorporation dated March 12, 1993 (filed as
                  Exhibit 3(i)d to Form 10-K for the year ended
                  December 31, 1993, File No. 1-3545)

          *3(i)e  Amendment to FPL's Restated Articles of
                  Incorporation dated June 16, 1993 (filed as
                  Exhibit 3(i)e to Form 10-K for the year ended
                  December 31, 1993, File No. 1-3545)

          *3(i)f  Amendment to FPL's Restated Articles of
                  Incorporation dated August 31, 1993 (filed as
                  Exhibit 3(i)f to Form 10-K for the year ended
                  December 31, 1993, File No. 1-3545)

          *3(i)g  Amendment to FPL's Restated Articles of
                  Incorporation dated November 30, 1993 (filed as
                  Exhibit 3(i)g to Form 10-K for the year ended
                  December 31, 1993, File No. 1-3545)

          *3(ii)  Bylaws of FPL dated May 11, 1992 (filed as
                  Exhibit 3 to Form 8-K dated May 1, 1992, File
                  No. 1-3545)

           *4(a) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-five Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File
                  No. 2-11491; Exhibit 4(b)-1, File No. 2-12900;
                  Exhibit 4(b)-1, File No.  2-13255; Exhibit
                  4(b)-1, File No. 2-13705; Exhibit  4(b)-1, File
                  No.  2-13925; Exhibit 4(b)-1, File No. 2-15088;
                  Exhibit 4(b)-1, File No. 2-15677; Exhibit
                  4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File
                  No. 2-22104; Exhibit 2(c), File No. 2-23142;
                  Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-6502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No.

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

              23  Independent Auditors' Consent

              27  Financial Data Schedule

* Incorporated herein by reference

      (b) Reports on Form 8-K

          None

                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Florida Power & Light Company



              PAUL J. EVANSON
              Paul J. Evanson
           President and Director


Date:  March 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 20, 1995:


JAMES L. BROADHEAD
James L. Broadhead
Chairman of the Board
(Principal Executive Officer and Director)



MICHAEL W. YACKIRA
Michael W. Yackira
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Director)



K. MICHAEL DAVIS
K. Michael Davis
Vice President, Accounting,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors:



DENNIS P. COYLE                           J. THOMAS PETILLO
Dennis P. Coyle                           J. Thomas Petillo



JEROME H. GOLDBERG                        C. O. WOODY
Jerome H. Goldberg                        C. O. Woody



LAWRENCE J. KELLEHER
Lawrence J. Kelleher

