Form 10-Q
period 1995-03-31
FLORIDA POWER & LIGHT CO
filed 1995-05-11
CIK 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995


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


Common Stock, No Par Value, outstanding at April 30, 1995:  1,000 shares

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     1995           1994
                                                                                    (Thousands of Dollars)
OPERATING REVENUES ...........................................................    $1,156,269     $1,155,789

OPERATING EXPENSES:
  Fuel, purchased power and interchange ......................................       344,872        364,814
  Other operations and maintenance ...........................................       231,889        269,752
  Depreciation and amortization ..............................................       197,774        164,320
  Income taxes ...............................................................        68,190         64,632
  Taxes other than income taxes ..............................................       127,928        121,202
    Total operating expenses .................................................       970,653        984,720

OPERATING INCOME .............................................................       185,616        171,069

OTHER INCOME - NET ...........................................................         3,920          7,020

INTEREST CHARGES - NET .......................................................        70,094         69,534

NET INCOME ...................................................................       119,442        108,555

PREFERRED STOCK DIVIDEND REQUIREMENTS ........................................        12,153          9,930

NET INCOME AVAILABLE TO FPL GROUP, INC. ......................................    $  107,289     $   98,625




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in Florida Power & Light Company's (FPL) 1994 Annual Report on Form 10-K (Form 10-
K).

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                                   1995         December 31,
                                                                                (Unaudited)         1994
                                                                                    (Thousands of Dollars)
ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress    $16,222,001     $16,138,641
  Less accumulated depreciation and amortization ...........................      6,297,348       6,132,488
    Electric utility plant - net ...........................................      9,924,653      10,006,153

CURRENT ASSETS:
  Cash and cash equivalents ................................................        103,146             535
  Customer receivables, net of allowances of $10,110 and $11,518 ...........        383,210         458,047
  Materials, supplies and fossil fuel stock - at average cost ..............        289,802         292,601
  Other ....................................................................        140,056          81,290
    Total current assets ...................................................        916,214         832,473

OTHER ASSETS:
  Special use funds ........................................................        466,529         435,117
  Unamortized debt reacquisition costs and litigation items ................        376,233         402,978
  Other ....................................................................        150,644         144,731
    Total other assets .....................................................        993,406         982,826

TOTAL ASSETS ...............................................................    $11,834,273     $11,821,452


CAPITALIZATION:
  Common shareholder's equity ..............................................    $ 4,197,244     $ 4,185,586
  Preferred stock without sinking fund requirements ........................        451,250         451,250
  Preferred stock with sinking fund requirements ...........................         54,000          94,000
  Long-term debt ...........................................................      3,296,307       3,581,157
    Total capitalization ...................................................      7,998,801       8,311,993

CURRENT LIABILITIES:
  Accounts payable .........................................................        239,899         306,616
  Debt and preferred stock due within one year .............................        413,853         111,350
  Other ....................................................................        737,439         686,811
    Total current liabilities ..............................................      1,391,191       1,104,777

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................      1,296,513       1,259,822
  Unamortized regulatory and investment tax credits ........................        492,585         498,703
  Other ....................................................................        655,183         646,157
    Total other liabilities and deferred credits ...........................      2,444,281       2,404,682

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $11,834,273     $11,821,452

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1994 Form 10-K.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        1995         1994
                                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................................    $ 119,442    $ 108,555
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .............................................      197,774      164,320
      Deferred income taxes and unamortized regulatory and investment tax credits       30,573       32,271
      Other .....................................................................       78,628       31,021
    Net cash provided by operating activities ...................................      426,417      336,167

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ......................................................     (127,069)    (131,365)
  Other .........................................................................       (7,498)      (7,249)
    Net cash used in investing activities .......................................     (134,567)    (138,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of debt .............................................................       58,630       86,350
  Retirement of debt and preferred stock ........................................      (81,225)    (126,890)
  Dividends .....................................................................     (105,484)     (91,095)
  Other .........................................................................      (61,160)     (33,796)
    Net cash used in financing activities .......................................     (189,239)    (165,431)

Net increase in cash and cash equivalents .......................................      102,611       32,122

Cash and cash equivalents at beginning of period ................................          535        7,316

Cash and cash equivalents at end of period ......................................    $ 103,146    $  39,438

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ............................    $  84,500    $  78,785
  Cash paid for income taxes ....................................................    $  10,520    $  15,774

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ........................................    $  12,114    $   4,775

(1)  Capital expenditures exclude allowance for equity funds used during construction.

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1994 Form 10-K.

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL's 1994 Form 10-K. In the opinion of FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994, have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - In April 1995, FPL redeemed 400,000 shares of its 8.625% Preferred Stock, Series R, $100 Par Value.

Long-Term Debt - In March 1995, FPL sold a total of $58.6 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in April 2020 and March 2027, at an initial variable interest rate of 2.9%. The proceeds, placed in trust and included in current assets - other at March 31, 1995, were used to redeem in April 1995 a like principal amount of Pollution Control Revenue Bonds, maturing in 2020 at a 10% interest rate. In April 1995, FPL redeemed $66.2 million principal amount of 9 3/8% First Mortgage Bonds, due July 2019. In addition, through April 1995, FPL purchased on the open market and retired $26 million principal amount of various series of first mortgage bonds. In early May 1995, FPL called for redemption in June 1995, $28.5 million of Pollution Control Revenue Bonds.

At March 31, 1995, $200 million of commercial paper, which previously was classified as long-term debt, has been reclassified as a current liability because FPL no longer intends to maintain this level of commercial paper usage for the foreseeable future. During the second quarter of 1995 FPL began liquidating portions of this balance.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.0 billion, including allowance for funds used during construction (AFUDC), for the years 1995 through 1999. Included in this five-year forecast are capital expenditures for 1995 of $712 million, of which $130 million, including AFUDC, had been spent through March 31, 1995.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $77 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $93 million under the programs in effect at March 31, 1995. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve, which totaled $101 million at March 31, 1995.

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

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026.
The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. The fuel contracts provide for the transportation and supply of natural gas and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expects to begin using in 1998, subject to environmental approvals. In no year are the obligations under the fuel contracts expected to exceed usage requirements.

The required capacity payments through 1999 under these contracts are estimated to be as follows:

                                                                        1995    1996    1997    1998    1999
                                                                                (Millions of Dollars)
Capacity payments:
  JEA ..............................................................    $ 80    $ 80    $ 80    $ 80    $ 90
  Southern Companies ...............................................    $140    $140    $140    $130    $130
  Qualifying facilities ............................................    $190    $300    $310    $320    $340
Minimum payments, at projected prices:
  Natural gas ......................................................    $180    $200    $200    $210    $200
  Orimulsion .......................................................       -       -       -    $130    $160

Capacity and energy charges under these contracts were as follows:

                                                                         Three Months Ended March 31,
                                                                     1995 Charges           1994 Charges
                                                                 Capacity   Energy(1)   Capacity   Energy(1)
                                                                            (Millions of Dollars)
JEA ....................................................          $21(2)       $11        $21(2)      $10
Southern Companies .....................................          $39(3)       $21        $57(3)      $33
Qualifying facilities ..................................          $37(3)       $20        $29(3)      $15

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Natural gas payments under the gas contracts, which were recovered through the fuel clause, were $67 million and $46 million for the three months ended March 31, 1995 and 1994, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

This discussion should be read in conjunction with the Notes to the Condensed Consolidated Financial Statements contained herein and
Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing in FPL's 1994 Form 10-K. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL's operating results for the three months ended March 31, 1995 benefitted from customer growth, combined with continued attention to cost control. Partially offsetting these factors were higher depreciation and a reduction in AFUDC.

While total operating revenues were essentially unchanged, FPL's revenues from base rates increased to $718 million for the three months ended March 31, 1995 from $695 million for the same period in 1994.
The increase was primarily due to higher retail energy sales and the effect on wholesale revenues of a brief period of cold weather in February. Retail energy sales increased 2.2%, primarily attributable to a 2.0% growth in customers. Revenues from cost recovery clauses
(including fuel) and franchise fees, which represent a pass-through of costs and do not significantly affect net income, declined due to lower fuel costs.

The decrease in other operations and maintenance expenses reflects expenses incurred in the prior year associated with a nuclear refueling outage, as well as management's ongoing efforts to control costs. The placement in service of the Martin Units Nos. 3 and 4 in February and April of 1994 resulted in an increase in depreciation expense and a decrease in AFUDC (included in other income - net). Depreciation expense was further affected by an increase in nuclear decommissioning and fossil dismantlement approved on an interim basis by the FPSC and the amortization in the current period of deferred litigation items. In keeping with management's focus on reducing investment in certain assets used in utility operations, FPL requested and the FPSC approved the amortization of the deferred litigation items over a period not to exceed five years. FPL has also proposed to the FPSC a special amortization of its nuclear units totaling $30 million per year, plus an additional amount based on the level of sales achieved for 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

Based on available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds and reduced the level of commercial paper, consistent with management's intent to further reduce debt balances. Preferred stock dividends in 1995 include the premium paid on the redemption of 400,000 shares of the 8.625% Preferred Stock, Series R, $100 Par Value. See Note 1.

For information concerning capital commitments, see Note 2.

        PART II - OTHER INFORMATION

Item 5.  Other Information

(1) Reference is made to Item 1. Business - Retail Ratemaking in FPL's 1994 Form 10-K.

          FPL was required to file historic and projected revenues and cost data with the FPSC by April 30, 1995. FPL has received permission from the FPSC to delay this filing until July 31, 1995, pending consideration by the Florida legislature to eliminate this requirement for Florida electric utilities.

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

       FLORIDA POWER & LIGHT COMPANY
                (Registrant)



             MICHAEL W. YACKIRA
             Michael W. Yackira
       Senior Vice President, Finance
        and Chief Financial Officer
       (Principal Financial Officer)

Date:  May 11, 1995