Form 10-Q
period 1995-06-30
FLORIDA POWER & LIGHT CO
filed 1995-08-10
CIK 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549




                 FORM 10-Q




[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995


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


Common Stock, No Par Value, outstanding at July 31, 1995:  1,000 shares
       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                       1995          1994            1995           1994
                                                                    (Thousands of Dollars)
OPERATING REVENUES .............................    $1,446,203    $1,418,573      $2,602,472     $2,574,362

OPERATING EXPENSES:
  Fuel, purchased power and interchange ........       458,403       473,587         803,275        838,401
  Other operations and maintenance .............       274,817       354,394         506,706        624,146
  Depreciation and amortization ................       260,207       167,602         457,982        331,921
  Income taxes .................................        95,554        79,337         163,743        143,969
  Taxes other than income taxes ................       137,668       133,836         265,596        255,038
    Total operating expenses ...................     1,226,649     1,208,756       2,197,302      2,193,475

OPERATING INCOME ...............................       219,554       209,817         405,170        380,887

OTHER INCOME - NET .............................         1,840         4,568           5,761         11,588

INTEREST CHARGES - NET .........................        67,590        71,398         137,685        140,933

NET INCOME .....................................       153,804       142,987         273,246        251,542

PREFERRED STOCK DIVIDEND REQUIREMENTS ..........         9,039         9,879          21,192         19,808

NET INCOME AVAILABLE TO FPL GROUP, INC. ........    $  144,765    $  133,108      $  252,054     $  231,734




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in Florida Power & Light Company's (FPL) 1994 Annual Report on Form 10-K (Form 10-K).

FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,
                                                                                   1995         December 31,
                                                                                (Unaudited)         1994
                                                                                    (Thousands of Dollars)
ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress    $16,375,307     $16,138,641
  Less accumulated depreciation and amortization ...........................      6,528,431       6,132,488
    Electric utility plant - net ...........................................      9,846,876      10,006,153

CURRENT ASSETS:
  Cash and cash equivalents ................................................         15,168             535
  Customer receivables, net of allowances of $9,422 and $11,518 ............        497,847         458,047
  Materials, supplies and fossil fuel stock - at average cost ..............        283,630         292,601
  Other ....................................................................        111,845          81,290
    Total current assets ...................................................        908,490         832,473

OTHER ASSETS:
  Special use funds ........................................................        529,178         435,117
  Unamortized debt reacquisition costs and litigation items ................        381,837         402,978
  Other ....................................................................        172,408         144,731
    Total other assets .....................................................      1,083,423         982,826

TOTAL ASSETS ...............................................................    $11,838,789     $11,821,452


CAPITALIZATION:
  Common shareholder's equity ..............................................    $ 4,234,180     $ 4,185,586
  Preferred stock without sinking fund requirements ........................        451,250         451,250
  Preferred stock with sinking fund requirements ...........................         50,000          94,000
  Long-term debt ...........................................................      3,181,148       3,581,157
    Total capitalization ...................................................      7,916,578       8,311,993

CURRENT LIABILITIES:
  Accounts payable .........................................................        298,376         306,616
  Debt and preferred stock due within one year .............................        319,619         111,350
  Accrued interest, taxes and other ........................................        923,315         686,811
    Total current liabilities ..............................................      1,541,310       1,104,777

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................      1,216,973       1,259,822
  Unamortized regulatory and investment tax credits ........................        483,183         498,703
  Other ....................................................................        680,745         646,157
    Total other liabilities and deferred credits ...........................      2,380,901       2,404,682

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $11,838,789     $11,821,452


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1994 Form 10-K.
FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        1995         1994
                                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................................    $ 273,246    $ 251,542
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .............................................      457,982      331,921
      Deferred income taxes and unamortized regulatory and investment tax credits      (58,370)      22,046
      Other .....................................................................      200,599       20,610
    Net cash provided by operating activities ...................................      873,457      626,119

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ......................................................     (348,283)    (408,830)
  Other .........................................................................      (10,066)     (12,881)
    Net cash used in investing activities .......................................     (358,349)    (421,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of debt .............................................................      110,349       86,350
  Retirement of debt and preferred stock ........................................     (356,706)     (90,729)
  Dividends .....................................................................     (222,347)    (180,408)
  Other .........................................................................      (31,771)     (25,750)
    Net cash used in financing activities .......................................     (500,475)    (210,537)

Net increase in cash and cash equivalents .......................................       14,633       (6,129)

Cash and cash equivalents at beginning of period ................................          535        7,316

Cash and cash equivalents at end of period ......................................    $  15,168    $   1,187

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ............................    $ 149,844    $ 140,933
  Cash paid for income taxes ....................................................    $  94,685    $  80,443

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ........................................    $  41,944    $  17,759

(1)  Capital expenditures exclude allowance for equity funds used during construction.


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1994 Form 10-K.
FLORIDA POWER & LIGHT COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL's 1994 Form 10-K. In the opinion of FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and the cash flows for the six months ended June 30, 1995 and 1994 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - In April 1995, FPL redeemed 400,000 shares of its 8.625% Preferred Stock, Series R, $100 Par Value.

Long-Term Debt - In March and June 1995, FPL sold approximately $59 million and $52 million principal amount of variable interest rate Pollution Control Revenue Refunding Bonds, at initial variable rates of 2.90% and 2.25%, respectively, maturing in April 2020, March 2027 and May 2029. The proceeds were used in April and June 1995, and will be used in September 1995, to redeem a like principal amount of Pollution Control Revenue Bonds, maturing in 2019 and 2020 bearing interest at 9 5/8% and 10%, respectively. In April 1995, FPL redeemed approximately $66 million principal amount of 9 3/8% First Mortgage Bonds, due July 2019. In addition, through June 1995, FPL purchased on the open market and retired approximately $44 million principal amount of various series of first mortgage bonds.

In July 1995, an additional $3 million principal amount of first mortgage bonds were purchased on the open market and retired. In early August 1995, FPL called for redemption in September 1995 approximately $92 million of first mortgage bonds, designated medium-term notes, maturing in 2006 through 2022 at interest rates of 8.40% to 9.05%.

At December 31, 1994, FPL had $200 million of commercial paper classified as long-term debt. FPL no longer intends to maintain this level of commercial paper usage for the foreseeable future and, accordingly, has retired $48 million and classified the remaining $152 million of commercial paper outstanding at June 30, 1995 as a current liability.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.0 billion, including allowance for funds used during construction (AFUDC), for the years 1995 through 1999. Included in this five-year forecast are capital expenditures for 1995 of $712 million, of which $353 million, including AFUDC, had been spent through June 30, 1995.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $77 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $93 million under the programs in effect at June 30, 1995. FPL has a storm and property insurance reserve, which totaled approximately $107 million at June 30, 1995, for assessments under the nuclear insurance program and costs incurred under the transmission and distribution (T&D) property self-insurance program described below.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL's financial condition.

FPL self-insures certain of its T&D property due to the high cost and limited coverage available from third-party insurers. Recovery from ratepayers of any losses in excess of the storm and property insurance reserve will require the approval of the Florida Public Service Commission (FPSC). FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

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

The required capacity and minimum payments through 1999 under these contracts are estimated to be as follows:

                                                                        1995    1996    1997    1998    1999
                                                                                (Millions of Dollars)
Capacity payments:
  JEA ..............................................................    $ 80    $ 80    $ 80    $ 80    $ 90
  Southern Companies ...............................................    $140    $140    $140    $130    $130
  Qualifying facilities ............................................    $190    $300    $310    $320    $340
Minimum payments, at projected prices:
  Natural gas ......................................................    $266    $200    $200    $210    $200
  Orimulsion .......................................................       -       -       -    $130    $160

Capacity, energy and fuel charges under these contracts were as follows:

                               Three Months Ended June 30,                  Six Months Ended June 30,
                            1995 Charges         1994 Charges           1995 Charges         1994 Charges
                                   Energy/              Energy/                Energy/              Energy/
                         Capacity  Fuel (1)   Capacity  Fuel (1)     Capacity  Fuel (1)   Capacity  Fuel (1)
                                                        (Millions of Dollars)
JEA ...................   $21(2)     $10       $21(2)     $12         $43(2)     $ 21      $ 42(2)    $ 22
Southern Companies ....   $39(3)     $25       $52(3)     $36         $78(3)     $ 45      $108(3)    $ 69
Qualifying facilities..   $39(3)     $18       $37(3)     $16         $76(3)     $ 38      $ 65(3)    $ 31
Natural gas ...........     -        $96         -        $69           -        $163         -       $115

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

RESULTS OF OPERATIONS

FPL's net income for the three and six months ended June 30, 1995 was favorably affected by ongoing cost control measures and higher energy sales, resulting from both customer growth and increased energy usage per customer. Partially offsetting these factors were higher depreciation and lower AFUDC.

FPL's revenues from base rates increased to approximately $882 million and $1.6 billion for the three and six months ended June 30, 1995 from approximately $847 million and $1.5 billion for the same periods in 1994. The increases reflect customer growth of 1.9% and 2.0% for the three and six months ended June 30, 1995, respectively, and increases in energy usage per retail customer of 2.3% and 1.3%, primarily reflecting weather conditions. Revenues from cost recovery clauses (including fuel) and franchise fees, which represent a pass-through of costs and do not significantly affect net income, declined due to lower fuel and capacity charges.

The decrease in other operations and maintenance expenses reflects ongoing cost reduction efforts in the current year and 1994 expenses, primarily relating to nuclear refueling and consolidation of facilities, that were not incurred in 1995. FPL proposed to the FPSC a special amortization of its nuclear units in a fixed amount of $30 million per year beginning in 1995, plus an additional amount based on the level of sales achieved for 1995 and 1996. The year-to-date portion of the special nuclear amortization was recorded in the second quarter of 1995, when interim FPSC approval was received. In granting interim approval, the FPSC specified that amounts recorded as expense would remain expense items regardless of their final classification, which will be determined at the time of final FPSC review that is expected to occur in October 1995. Depreciation expense increased for the three and six months ended June 30, 1995 as a result of the special amortization of nuclear units, an increase in nuclear decommissioning and fossil dismantlement, the amortization of deferred litigation items over a period not to exceed five years, and the placement in service of the Martin
Units Nos. 3 and 4 in February and April of 1994.

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

        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The following directors were elected effective May 15, 1995 by the written consent of the sole common shareholder of FPL in lieu of an annual meeting of shareholders:

          James L. Broadhead
          Dennis P. Coyle
          Paul J. Evanson
          Jerome H. Goldberg
          Lawrence J. Kelleher
          J. Thomas Petillo
          C. O. Woody
          Michael W. Yackira

Item 5.  Other Information

(a) Reference is made to Item 1. Business - System Capability and Load in FPL's 1994 Form 10-K.

          In June 1995, under a 1991 agreement with Georgia Power
          Company, FPL purchased an additional 11% (90 mw) ownership interest in Scherer Unit No. 4 for approximately $80 million.

(b) Reference is made to Item 1. Business - Retail Ratemaking in FPL's 1994 Form 10-K.

          FPL was required to file historic and projected revenues and cost data with the FPSC at least every four years. In July 1995, the Florida legislature eliminated the requirement for such filing by Florida electric utilities.

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

           4(b)   Ninety-sixth Supplemental Indenture dated as of
                  June 1, 1995 between FPL and Bankers Trust
                  Company, Trustee

          12      Computation of Ratios

          27      Financial Data Schedule

          * Incorporated herein by reference

(b)       Reports on Form 8-K  - None
                 SIGNATURES

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

Date:  August 10, 1995