Form 10-Q
period 1995-09-30
FLORIDA POWER & LIGHT CO
filed 1995-11-08
CIK 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549




                 FORM 10-Q




[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995


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


Common Stock, No Par Value, outstanding at October 31, 1995:  1,000 shares

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                       1995          1994            1995           1994
                                                                    (Thousands of Dollars)
OPERATING REVENUES .............................    $1,579,549    $1,501,896      $4,182,021     $4,076,258

OPERATING EXPENSES:
  Fuel, purchased power and interchange ........       480,912       470,319       1,284,187      1,308,720
  Other operations and maintenance .............       288,808       253,416         795,514        877,562
  Depreciation and amortization ................       211,000       203,561         668,982        535,483
  Income taxes .................................       143,956       133,521         307,699        277,490
  Taxes other than income taxes ................       148,091       144,483         413,687        399,520
    Total operating expenses ...................     1,272,767     1,205,300       3,470,069      3,398,775

OPERATING INCOME ...............................       306,782       296,596         711,952        677,483

OTHER INCOME - NET .............................         2,944         4,075           8,705         15,662

INTEREST CHARGES - NET .........................        63,979        71,125         201,664        212,057

NET INCOME .....................................       245,747       229,546         518,993        481,088

PREFERRED STOCK DIVIDEND REQUIREMENTS ..........         8,990         9,879          30,182         29,687

NET INCOME AVAILABLE TO FPL GROUP, INC. ........    $  236,757    $  219,667      $  488,811     $  451,401




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in Florida Power & Light Company's (FPL) 1994 Annual Report on Form 10-K (Form 10-
K).

       FLORIDA POWER & LIGHT COMPANY
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,
                                                                                   1995         December 31,
                                                                                (Unaudited)         1994
                                                                                    (Thousands of Dollars)
ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress    $16,386,794     $16,138,641
  Less accumulated depreciation and amortization ...........................      6,622,255       6,132,488
    Electric utility plant - net ...........................................      9,764,539      10,006,153

CURRENT ASSETS:
  Cash and cash equivalents ................................................          2,746             535
  Customer receivables, net of allowances of $10,641 and $11,518 ...........        560,590         458,047
  Materials, supplies and fossil fuel stock - at average cost ..............        245,255         292,601
  Other ....................................................................        194,324          81,290
    Total current assets ...................................................      1,002,915         832,473

OTHER ASSETS:
  Special use funds ........................................................        542,372         435,117
  Unamortized debt reacquisition costs and litigation items ................        386,253         402,978
  Other ....................................................................        148,716         144,731
    Total other assets .....................................................      1,077,341         982,826

TOTAL ASSETS ...............................................................    $11,844,795     $11,821,452


CAPITALIZATION:
  Common shareholder's equity ..............................................    $ 4,438,818     $ 4,185,586
  Preferred stock without sinking fund requirements ........................        451,250         451,250
  Preferred stock with sinking fund requirements ...........................         50,000          94,000
  Long-term debt ...........................................................      3,055,685       3,581,157
    Total capitalization ...................................................      7,995,753       8,311,993

CURRENT LIABILITIES:
  Accounts payable .........................................................        334,923         306,616
  Debt and preferred stock due within one year .............................        215,150         111,350
  Accrued interest, taxes and other ........................................        938,024         686,811
    Total current liabilities ..............................................      1,488,097       1,104,777

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................      1,196,888       1,259,822
  Unamortized regulatory and investment tax credits ........................        472,961         498,703
  Other ....................................................................        691,096         646,157
    Total other liabilities and deferred credits ...........................      2,360,945       2,404,682

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $11,844,795     $11,821,452


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1994 Form 10-K.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                      Nine Months Ended
                                                                                       September 30,
                                                                                     1995          1994
                                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................  $  518,993    $  481,088
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................................     668,982       535,483
      Decrease in deferred income taxes and unamortized regulatory and
        investment tax credits .................................................     (88,676)       (6,359)
      Other - net ..............................................................     181,411        24,913
    Net cash provided by operating activities ..................................   1,280,710     1,035,125

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) .....................................................    (490,837)     (535,647)
  Other - net ..................................................................     (13,626)     (112,518)
    Net cash used in investing activities ......................................    (504,463)     (648,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt .............................................................     110,349       172,850
  Retirement of debt and preferred stock .......................................    (591,438)     (223,829)
  Dividends ....................................................................    (463,443)     (401,696)
  Capital contributions from FPL Group, Inc. ...................................     200,000        80,000
  Other - net ..................................................................     (29,504)      (14,734)
    Net cash used in financing activities ......................................    (774,036)     (387,409)

Net increase (decrease) in cash and cash equivalents ...........................       2,211          (449)

Cash and cash equivalents at beginning of period ...............................         535         7,316

Cash and cash equivalents at end of period .....................................  $    2,746    $    6,867

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ...........................  $  227,891    $  230,130
  Cash paid for income taxes ...................................................  $  321,135    $  192,486

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations .......................................  $   55,502    $   61,055

(1)  Capital expenditures exclude allowance for equity funds used during construction.


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL's 1994 Form 10-K.

       FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL's 1994 Form 10-K. In the opinion of FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and the cash flows for the nine months ended September 30, 1995 and 1994 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - In April 1995, FPL redeemed 400,000 shares of its 8.625% Preferred Stock, Series R, $100 Par Value. Through
November 7, 1995, approximately 2.5 million shares of $2.00 No Par Preferred Stock, Series A (Involuntary Liquidation Value $25 Per Share) were tendered pursuant to FPL's offer to exchange each such share for $25 in principal amount of 8.75% Quarterly Income Debt Securities (Subordinated Deferrable Interest Debentures, Due 2025).

Long-Term Debt - In March and June 1995, FPL sold approximately $59 million and $52 million principal amount of variable interest rate Pollution Control Revenue Refunding Bonds, at initial variable rates of 2.90% and 2.25%, respectively, maturing in April 2020 through May 2029. The proceeds were used in April, June and September 1995, to redeem a like principal amount of Pollution Control Revenue Bonds, maturing in 2019 and 2020 bearing interest at 9 5/8% and 10%, respectively.

In April and September 1995, FPL redeemed a total of approximately $258 million principal amount of First Mortgage Bonds, maturing in 2006 through 2022 at interest rates of 8.40% to 9 3/8%. Through September 1995, FPL purchased on the open market and retired approximately $59 million principal amount of various series of first mortgage bonds. In October 1995, approximately $20 million principal amount of first mortgage bonds were purchased on the open market and retired. Additionally in October 1995, FPL called for redemption in late November 1995 approximately $26 million of first mortgage bonds, maturing in 2000 at an interest rate of 9 5/8%.

At December 31, 1994, FPL had $200 million of commercial paper classified as long-term debt. FPL no longer intends to maintain this level of commercial paper usage for the foreseeable future and, accordingly, has retired $149 million and classified the remaining $51 million of commercial paper outstanding at September 30, 1995 as a current liability.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.0 billion, including allowance for funds used during construction (AFUDC), for the years 1995 through 1999. Included in this five-year forecast are capital expenditures for 1995 of $712 million, of which $498 million, including AFUDC, had been spent through September 30, 1995. Cost control efforts may reduce the amount originally projected for the full year 1995 by approximately $30 million.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $77 million in retrospective premiums. In the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $108 million under the programs in effect at September 30, 1995.

FPL also participates in a program that provides $200 million of tort liability coverage for nuclear worker claims. In the event of a tort claim by an FPL or another insured's nuclear worker, FPL could be assessed up to $12 million in retrospective premiums per incident.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL's financial condition.

FPL has a storm and property insurance reserve, which totaled approximately $109 million at September 30, 1995, for assessments under the nuclear insurance program and costs incurred under the transmission and distribution (T&D) property self-insurance program described below. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026.
The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expects to begin using in 1998, subject to environmental approvals. In no year are the obligations under the fuel contracts expected to exceed usage requirements.

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

Capacity, energy and fuel charges under these contracts were as follows:

                             Three Months Ended September 30,            Nine Months Ended September 30,
                            1995 Charges         1994 Charges           1995 Charges         1994 Charges
                                   Energy/              Energy/                Energy/              Energy/
                         Capacity  Fuel (1)   Capacity  Fuel (1)     Capacity  Fuel (1)   Capacity  Fuel (1)
                                                        (Millions of Dollars)
JEA ...................   $21(2)     $14       $19(2)     $13         $ 64(2)    $ 35      $ 62(2)    $ 35
Southern Companies ....   $24(3)     $30       $39(3)     $30         $101(3)    $ 76      $147(3)    $ 99
Qualifying facilities..   $40(3)     $25       $35(3)     $19         $116(3)    $ 63      $101(3)    $ 50
Natural gas ...........   $ -        $97       $ -        $71         $  -       $259      $  -       $187

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Litigation - Union Carbide Corporation sued FPL and Florida Power Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc. (Praxair), an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and for product sales lost. In September 1995, FPL and Florida Power Corporation were granted summary judgment.
Praxair has filed for rehearing en banc.

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

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In December 1993, a district court granted summary judgment in favor of FPL. In September 1995, the court of appeals vacated the district court's summary judgment and remanded the matter to the district court for further proceedings.

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

RESULTS OF OPERATIONS

FPL's net income for the three and nine months ended September 30, 1995 was favorably affected by higher energy sales, resulting from both increased energy usage per customer and customer growth, partially offset by higher depreciation. Other operations and maintenance expenses decreased for the nine months ended September 30, 1995, despite an increase for the three-month period.

FPL's revenues from base rates increased to approximately $981 million and $2.6 billion for the three and nine months ended September 30, 1995 from approximately $921 million and $2.5 billion for the same periods in 1994. The increases reflect customer growth of 2.0% for the three and nine months ended September 30, 1995 and increases in energy usage per retail customer of 4.3% and 2.4%, respectively, primarily due to weather conditions. Revenues from cost recovery clauses and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

Other operations and maintenance expenses increased for the three months ended September 30, 1995, primarily due to costs associated with a nuclear plant refueling outage and ongoing organizational reviews. On a year-to-date basis, however, benefits from ongoing cost control efforts, lower costs associated with the consolidation of facilities and having one less nuclear refueling, more than offset the higher costs in the quarter. The FPSC approved on an interim basis, special amortization of FPL's nuclear units in a fixed amount of $30 million per year beginning in 1995, plus an additional amount based on the level of sales achieved for 1995 and 1996. The additional amount of amortization recorded based on the level of sales through September 30, 1995 was approximately $84 million. A final decision on this matter is expected in mid-1996. In granting interim approval, however, the FPSC specified that amounts recorded as expense would remain expense items regardless of their final classification. Depreciation expense increased for the three and nine months ended September 30, 1995 as a result of the special amortization of nuclear units, an increase in the provision for nuclear decommissioning and fossil dismantlement, the amortization of deferred litigation items over a period not to exceed five years, and the placement in service of the Martin Units Nos. 3 and 4 in February and April of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities increased as a result of higher net income, adjusted for depreciation which is a noncash expense, and higher current liabilities. Based on available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds and reduced the level of commercial paper, consistent with management's intent to reduce debt balances. Preferred stock dividends in 1995 include the premium paid on the redemption of 400,000 shares of the 8.625% Preferred Stock, Series R, $100 Par
Value.  See Note 1.

In September 1995, FPL filed a petition with the FPSC requesting certain changes regarding the storm and property insurance reserve fund (storm fund). FPL is seeking, among other things, to increase the annual contribution to the storm fund from $10 million to $20 million retroactive to January 1, 1995 and to contribute approximately $50 million of insurance proceeds related to claims associated with Hurricane Andrew to the storm fund. A decision is expected from the FPSC before the end of 1995.

For information concerning capital commitments, see Note 2.

        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a)       Reference is made to Item 3. Legal Proceedings in FPL's 1994
          Form 10-K.

          In September 1995, FPL and Florida Power Corporation were granted summary judgment in the suit filed against them in October 1988 by Union Carbide Corporation, the corporate predecessor of Praxair. Praxair has filed for rehearing en banc.

          Also in September 1995, the court of appeals vacated the district court's summary judgment in the suit filed by the FMPA in December 1991 and remanded the matter to the district court for further proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number                       Description

          *4(a)   Mortgage and Deed of Trust dated as of January 1,
                  1944, and Ninety-six Supplements thereto between FPL and Bankers Trust Company and The Florida
                  National Bank of Jacksonville (now First Union National Bank of Florida) Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491;
                  Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit
                  4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File
                  No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit
                  4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File
                  No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677;
                  Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c),
                  File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
                  Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File
                  No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712;
                  Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c),
                  File No. 2-56228; Exhibits 2(c) and 2(d), File
                  No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701;
                  Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c),
                  File No. 2-70767; Exhibit 4(b), File No. 2-71542;
                  Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                  Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File
                  No. 33-18669; Exhibit 99(a) to Post-Effective
                  Amendment No. 1 to Form S-3, File No. 33-46076;
                  Exhibit 4(b) to Form 10-K for the year ended
                  December 31, 1993, File No. 1-3545; Exhibit 4(i) to
                  Form 10-Q for the quarter ended June 30, 1994, File
                  No. 1-3545; and Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545)

          12      Computation of Ratios

          27      Financial Data Schedule

          * Incorporated herein by reference

(b)       Reports on Form 8-K  - None

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

Date:  November 8, 1995