Form 10-K
period 2000-12-31
FLORIDA POWER & LIGHT CO
filed 2001-03-26
CIK 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D.C. 20549

				       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		   For the fiscal year ended December 31, 2000

				   OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


		Exact name of Registrants as specified in their charters,
Commission       address of principal executive offices and                 IRS Employer
File Number              Registrants' telephone number                 Identification Number
1-8841                         FPL GROUP, INC.                              59-2449419
1-3545                   FLORIDA POWER & LIGHT COMPANY                      59-0247775
			    700 Universe Boulevard
			   Juno Beach, Florida 33408
				(561) 694-4000



State or other jurisdiction of incorporation or organization:  Florida

									    Name of exchange
									    on which registered
Securities registered pursuant to Section 12(b) of the Act:
   FPL Group, Inc.:  Common Stock, $0.01 Par Value and
   Preferred Share Purchase Rights                                          New York Stock Exchange
   Florida Power & Light Company:  None

Securities registered pursuant to Section 12(g) of the Act:
   FPL Group, Inc.:  None
   Florida Power & Light Company:  Preferred Stock, $100 Par Value

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such
filing requirements for the past 90 days.  Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of January 31, 2001 (based on the closing market price on the Composite Tape on January 31, 2001) was $10,180,979,540 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of January 31, 2001.

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 Par Value, outstanding at January 31, 2001: 175,819,435 shares

As of January 31, 2001, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

		DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
	______________________________

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.




			   DEFINITIONS


Acronyms and defined terms used in the text include the following:



Term                         Meaning
capacity clause              Capacity cost recovery clause
CMP                          Central Maine Power Company
charter                      Restated Articles of Incorporation, as amended, of FPL Group or FPL, as
			     the case may be
Coalition                    The Coalition for Equitable Rates
conservation clause          Energy conservation cost recovery clause
DOE                          U.S. Department of Energy
EMF                          Electric and magnetic fields
EMT                          Energy Marketing & Trading
Entergy                      Entergy Corporation
environmental clause         Environmental compliance cost recovery clause
FAS                          Financial Accounting Standards No.
FDEP                         Florida Department of Environmental Protection
FERC                         Federal Energy Regulatory Commission
FIPUG                        The Florida Industrial Power Users Group
FGT                          Florida Gas Transmission Company
FMPA                         Florida Municipal Power Agency
FPL                          Florida Power & Light Company
FPL Energy                   FPL Energy, LLC
FPL FiberNet                 FPL FiberNet, LLC
FPL Group                    FPL Group, Inc.
FPL Group Capital            FPL Group Capital Inc
FPSC                         Florida Public Service Commission
fuel clause                  Fuel and purchased power cost recovery clause
GridFlorida                  GridFlorida LLC
Holding Company Act          Public Utility Holding Company Act of 1935, as amended
IBEW                         International Brotherhood of Electrical Workers
JEA                          Jacksonville Electric Authority
kv                           Kilovolt
kwh                          Kilowatt-hour
Management's Discussion      Item 7. Management's Discussion and Analysis of Financial Condition
			     and Results of Operations
mortgage                     FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as
			     supplemented and amended
mw                           Megawatt(s)
Note                         Note     to Consolidated Financial Statements
NRC                          U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act     Nuclear Waste Policy Act of 1982
O&M expenses                 Other operations and maintenance expenses in the Consolidated
			     Statements of Income
PMI                          FPL Energy Power Marketing, Inc.
Public Counsel               State of Florida Office of Public Counsel
PURPA                        Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities        Non-utility power production facilities meeting the requirements of a
			     qualifying facility under the PURPA
Reform Act                   Private Securities Litigation Reform Act of 1995
ROE                          Return on common equity
RTOs                         Regional transmission organizations
SJRPP                        St. Johns River Power Park





SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

In connection with the safe harbor provisions of the Reform Act, FPL Group and FPL (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the FERC, the FPSC, the PURPA, the Holding Company Act and the NRC, with respect to allowed rates of return including but not limited to ROE and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as hurricanes), population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company.





			       PART I

Item 1.  Business

			      FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act. It was incorporated in 1984 under the laws of Florida. FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for the operating subsidiaries other than FPL. The business activities of these operating subsidiaries primarily consist of FPL Energy's independent power projects. For financial information regarding segments, see Note 14. At December 31, 2000, FPL Group and its subsidiaries employed 10,852 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state in which both are incorporated.

In July 2000, FPL Group and Entergy announced a proposed merger. FPL Group and Entergy shareholders approved the proposed merger in December 2000.
The merger will create a company with capabilities and resources to succeed and grow in the competitive energy marketplace. The new company will be a registered public utility holding company under the Holding Company Act. The companies' objective is to complete the merger by the end of 2001. However, completion of the merger and the ultimate closing date depend upon meeting a number of conditions, including the receipt of applicable regulatory approvals. For additional information concerning the proposed merger, see Note 2.

			   FPL OPERATIONS

General. FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group. FPL supplies electric service throughout most of the east and lower west coasts of Florida with a population of more than seven million. During 2000, FPL served approximately 3.8 million customer accounts. Operating revenues were as follows:

					   Years Ended December 31,
					   2000     1999      1998
						 (millions)

Residential ..........................    $3,504   $3,357    $3,580
Commercial ...........................     2,299    2,226     2,239
Industrial ...........................       181      190       197
Other, including the provision for
  retail rate refund and the net
  change in unbilled revenues ........       377      284       350
					  $6,361   $6,057    $6,366

Regulation. The retail operations of FPL provided approximately 99% of FPL's operating revenues for 2000. Such operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. See Item 3. Legal Proceedings. Capital expenditures required to comply with environmental laws and regulations for 2001-03 are included in FPL's projected capital expenditures set forth in Item 1. Business - FPL Operations - Capital Expenditures and are not material.

FPL currently holds 172 franchise agreements with varying expiration dates to provide electric service in various municipalities and counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Retail Ratemaking. The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. The FPSC monitors FPL's ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that the allowed ROE will be achieved. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC, Public Counsel or a substantially affected party.

FPL's last full rate proceeding was in 1984. In 1999, the FPSC approved a three-year agreement among FPL, Public Counsel, FIPUG and Coalition regarding FPL's retail base rates, authorized regulatory ROE, capital structure and other matters. The agreement, which became effective April 15, 1999, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The refund thresholds are as follows:
						  Twelve Months Ended
						       April 14,
					       2000      2001      2002
							(millions)

66 2/3% to customers .......................  $3,400    $3,450    $3,500
100% to customers ..........................  $3,556    $3,606    $3,656

The agreement allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. This new depreciation program replaced a revenue-based special amortization program. See Note 1 - Revenue and Rates and Electric Plant, Depreciation and Amortization.

The agreement also lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. For purposes of calculating ROE, the agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchased power contracts. Finally, included in the agreement are provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to currently approved levels and limit amounts recoverable under the environmental clause during the term of the agreement.

The agreement states that Public Counsel, FIPUG and Coalition will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL. Further, FPL agreed to not petition for any base rate increases that would take effect during the term of the agreement.

Fuel costs are recovered through levelized charges per kwh established pursuant to the fuel clause and totaled $2.0 billion in 2000. These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage. Due to higher than projected oil and natural gas prices in 2000, the FPSC approved higher per kwh charges effective June 15, 2000. Later in the year, the FPSC approved FPL's annual fuel filing for 2001, which included an estimate of under-recovered fuel costs in 2000 of $518 million. FPL will recover the $518 million over a two-year period beginning January 2001, rather than the typical one-year time frame. FPL has also agreed that instead of receiving a return at the commercial paper rate on this unrecovered portion through the fuel clause, the under-recovery will be included as a rate base regulatory asset over the two-year recovery period. Actual under-recovered fuel costs through December 31, 2000 exceeded the estimates made earlier in the year by $78 million, and in February 2001, FPL requested the FPSC to approve a fuel adjustment increase effective April 2001 to recover the additional $78 million of under-recovered fuel costs. See Note 1 - Regulation.

Capacity payments to other utilities and generating companies for purchased power are recovered through the capacity clause and base rates. In 2000, $455 million was recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled $80 million in 2000 and are recovered through the conservation clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $12 million in 2000 and are recovered through the environmental clause to the extent not included in base rates. The new rate agreement limits recovery under this clause to $12.8 million in 2000 and $6.4 million in 2001, with no further amounts recoverable during the remaining term of the agreement.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition. The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 2000, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. A number of potential merchant plants have been announced in Florida over the past several years. Five of these announced merchant plants totaling 3,700 mw have presented submissions to seek a determination of need to the FPSC. In March 1999, the FPSC approved one of the petitions for a power plant to be constructed within FPL's service territory. FPL, along with other Florida utilities, appealed the decision to the Florida Supreme Court. In April 2000, the Florida Supreme Court upheld arguments by FPL and other Florida utilities and ruled that under current Florida law the FPSC is not authorized to grant a determination of need for a proposed power plant, the output of which is not fully committed to use by Florida retail customers. In March 2001, the United States Supreme Court denied a petition for certiorari review by one of the petitioners.

Over half of the states, other than Florida, have enacted legislation or have state commissions that issued orders designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated.

In 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The order required that recommendations be made to the legislature and Governor by December 1, 2001. The commission chose to split the energy study between wholesale and retail competition. In January 2001, the commission issued an interim report containing a proposal for restructuring Florida's wholesale market for electricity. The proposal recommends the removal of statutory barriers to entry for merchant plants and, according to the report, provides a transition to a "level playing field" for all generating assets. Under the commission's proposal, investor-owned utilities such as FPL would establish, and transfer their generating assets to, affiliated exempt wholesale generators, which would also construct and operate new generating assets. The investor-owned load-serving utilities, such as FPL, would acquire energy resources through competitive bidding, negotiated contracts or from the short-term (spot) market. Purchases from affiliated exempt wholesale generators would be pursuant to a competitive bidding process. The proposal includes a number of features, including a three-year retail base rate freeze. The proposal may be addressed in the next legislative session which takes place in March through May 2001. In addition, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The commission will now consider recommendations for the retail market.

In 1999, the FERC issued its final order on RTOs. RTOs, under a variety of structures, provide for the independent operation of transmission systems for a given geographic area. The final order establishes guidelines for public utilities to use in considering and/or developing plans to initiate operations of RTOs by December 15, 2001. In October 2000, FPL, together with Florida Power Corporation and Tampa Electric Company, filed a joint proposal to form a fully independent for-profit transmission company that would be responsible for the transmission lines that carry electricity from power plants primarily within the state to substations in Florida. The October filing was supplemented by a December 2000 filing that provided certain operational details of the proposed RTO.

Under the proposed form of RTO, FPL would contribute its transmission assets to an independent transmission company, GridFlorida, that would own and operate the system. A separate corporation would be formed to own the voting interest in and manage GridFlorida. In return for its transmission assets, FPL would receive a non-voting ownership interest in GridFlorida, which could be exchanged for non-voting stock of the managing corporation.
 FPL would account for its interest in GridFlorida using the equity method.

In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. See Management's Discussion - Results of Operations and
Note 1 - Regulation.

System Capability and Load. FPL's resources for serving summer load as of December 31, 2000 consisted of 19,069 mw, of which 16,864 mw are from FPL-owned facilities (see Item 2. Properties - Generating Facilities) and 2,205 mw are obtained through purchased power contracts. See Note 13 - Contracts. FPL's reserve margin target is currently 15%. However, with the FPSC's approval, FPL and two other Florida utilities voluntarily adopted a 20% reserve margin target to be achieved by the summer of 2004.

The compounded annual growth rate of retail kwh sales and number of retail customers was 3.4% and 2.1%, respectively, for the three years ended December 31, 2000. It is anticipated that retail kwh sales will grow at a compounded annual rate of approximately 3.7% for the next three years. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time. However, customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. On January 5, 2001, FPL set an all-time record for energy peak demand of 18,219 mw. Adequate resources were available at the time of the peak to meet customer demand.

FPL has begun construction to repower its two existing Fort Myers steam units and two of its three existing steam units at the Sanford site. The repowering work at these sites is scheduled to be completed by the end of 2002. FPL will also add two new gas-fired combustion turbines at each of its Martin site in 2001 and its Fort Myers site in 2003, and add new combustion turbines and/or gas-fired combined cycle units from 2005-10. These actions, plus other changes to FPL's existing units and purchased power contracts, are expected to increase FPL's net generating capability by approximately 7,000 mw.

Capital Expenditures. FPL's capital expenditures totaled approximately $1.3 billion in 2000, $924 million in 1999 and $617 million in 1998. Capital expenditures for the 2001-03 period are expected to be $3.3 billion, including $1.1 billion in 2001. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

Nuclear Operations. FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. FPL has informed the NRC of its intent to apply for a 20-year license renewal for each of its four nuclear units. FPL filed the license extension application with the NRC for the Turkey Point units in 2000 and expects to file in 2002 for the St. Lucie units. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans provide for prompt dismantlement of the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. Current plans call for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. See estimated cost data in Note 1 - Decommissioning and Dismantlement of Generating Plant.

Fuel. FPL's generating plants use a variety of fuels. See Item 2. Properties - Generating Facilities and Note 13 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix.

FPL has four firm transportation contracts in place with FGT that together will satisfy substantially all of the anticipated needs for natural gas transportation. The four existing contracts expire in 2005, 2015, 2021 and 2022, respectively, but each can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has a long-term natural gas supply contract at market rates to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2, long-term coal supply and transportation contracts for a portion of the fuel needs for those units. All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts. The remaining fuel requirements will be obtained in the spot market. FPL's oil requirements are obtained under short- and long-term contracts and in the spot market.

FPL leases nuclear fuel for all four of its nuclear units. Currently, FPL is storing spent fuel on site pending its removal by the DOE. See Note 1 - Nuclear Fuel. Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants. Through December 2000, FPL has paid approximately $425 million in such fees to the DOE's Nuclear Waste Fund. The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act. In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations. In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants. The matter is pending. In the interim, FPL is investigating other alternatives to provide adequate storage capacity for all of its spent nuclear fuel. Based on current projections, FPL will lose its ability to store spent fuel on site for St. Lucie Unit No. 1 in 2005 and for St. Lucie Unit No. 2 in 2007. FPL is pursuing two approaches to expanding spent fuel storage at St. Lucie: increase rack space in its existing spent fuel pools and/or develop the capability to store spent fuel in dry storage containers. The dry storage containers would be either located at the St. Lucie plant or at a facility operated by Private Fuel Storage, LLC (PFS) in Utah. PFS is a consortium of eight utilities seeking to license, construct and operate an independent spent fuel storage facility. FPL joined the consortium in May 2000. PFS has filed a license application with the NRC and hearings on the application are ongoing.

Energy Marketing and Trading. EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electric power.
 EMT procures natural gas and oil for FPL's use in power generation and sells excess gas and electric power. EMT also uses financial instruments, such as futures and swaps, to manage the risk associated with fluctuating commodity prices and increase the value of FPL's power generation assets. Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.

Electric and Magnetic Fields. In recent years, public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including childhood leukemia and adult lymphoma associated with occupational exposure; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects. In 1999, the National Institute of Environmental Health Sciences, as the culmination of a five-year federally supported research effort, pronounced that the scientific support for an EMF-cancer link is marginal and concluded that the probability that EMF exposure is truly a health hazard is small but cannot be completely discounted.

FPL is in compliance with the FDEP regulations regarding EMF levels within and at the edge of the rights of way for transmission lines. Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. It is not presently known whether any such expenditures will be required.

Employees. FPL had 9,838 employees at December 31, 2000. Approximately 34% of the employees are represented by the IBEW under a collective bargaining agreement with FPL that will expire October 31, 2004.

FPL ENERGY OPERATIONS

FPL Energy. FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing unregulated energy-related operations. FPL Energy's participation in the domestic energy market has evolved in recent years from non-controlling equity investments to a more active role that includes ownership, development, construction, management and operation of many projects. FPL Energy is actively involved in managing more than 82% of its projects, which represents approximately 98% of the net generating capacity in which FPL Energy has an ownership interest. This active role is expected to continue as opportunities in the unregulated generation market are pursued. As of December 31, 2000, FPL Energy had ownership interests in operating independent power projects with a net generating capacity of 4,110 mw. Generation capacity spans various regions thereby reducing seasonal volatility on a portfolio basis. The percentage of capacity by region is 35% Northeast, 30% Central, 21% Mid-Atlantic and 14% West. Fuel sources for these projects are 52% natural gas, 18% oil, 15% wind, 9% hydro and 6% other.

PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electric power. PMI procures natural gas and oil for FPL Energy's use in power generation and sells excess gas and electric power. PMI also uses financial instruments, such as futures and swaps, to manage the risk associated with fluctuating commodity prices and increase the value of FPL Energy's power generation assets. The results of PMI's activities are recognized in FPL Energy's operating results.

Currently, approximately 25% of FPL Energy's net generating capacity has qualifying facility status under the PURPA. Qualifying facility electricity may be generated from hydropower, wind, solar, geothermal, fossil fuels, biomass or waste-product combustion. Utilities pay for qualifying facility electricity on the basis of each utility's avoided cost of power. Qualifying facility status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organizational regulation of electric utilities. FPL Energy also has ownership interest in operating independent power projects that have received exempt wholesale generator status as defined in the Holding Company Act. These projects represent approximately 75% of FPL Energy's net generating capacity. Exempt wholesale generators own or operate a facility exclusively to sell electric energy at wholesale. They are barred from selling electricity directly to retail customers. While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing and pollution abatement.

FPL Energy's capital expenditures and investments totaled approximately $507 million, $1.540 billion and $521 million in 2000, 1999 and 1998, respectively. During 2000, FPL Energy completed the construction of a 1,000 mw combined-cycle natural gas-fired plant in Texas, of which FPL Energy owns 99%, and purchased net ownership interests in two windfarms totaling 118 mw.
 FPL Energy has announced or is currently constructing eight plants that would add approximately 2,700 mw to its generating capacity by 2003. In 1999, FPL Energy completed the purchase of CMP's non-nuclear generating assets, primarily fossil and hydro power plants, for $866 million. See Note 10 and Management's Discussion - Liquidity and Capital Resources.

Deregulation of the electric utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Substantially all of the energy produced in 2000 by FPL Energy's independent power projects was sold through power sales agreements with utilities that expire in 2001-28. As competitive wholesale markets become more accessible to other generators, obtaining power sales agreements will become a progressively more competitive process. FPL Energy expects that as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets will vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently, the price and supply of fuel, transmission constraints, competition from new sources of generation, demand growth and exposure to legal and regulatory changes.

FPL Energy has approximately 540 net mw in California, most of which are wind, solar and geothermal qualifying facilities. The output of these projects is sold predominantly under long-term contracts with California utilities. Revenues are derived from energy payments based upon the purchasing utilities' short run avoided cost and contractual capacity payments. Short run avoided costs in California are currently tied to natural gas monthly prices at the California border. Increases in natural gas prices and an imbalance between power supply and demand, as well as other factors, have contributed to significant increases in wholesale electricity prices in California. Utilities in California had previously agreed to fixed tariffs to their retail customers, which resulted in significant under-recoveries of wholesale electricity purchase costs. The state of California is currently considering legislation that, among other things, provides for long-term price stability and payments to qualifying facilities, such as those owned by FPL Energy. If enacted, the proposed legislation is not expected to significantly change FPL Energy's economic position.

FPL Energy had 867 employees at December 31, 2000. Approximately 16% of the employees are represented by the IBEW under a collective bargaining agreement with FPL Energy that expires on February 28, 2003.

OTHER FPL GROUP OPERATIONS

FPL FiberNet. FPL FiberNet sells wholesale fiber-optic network capacity to FPL and other new and existing customers, primarily telephone, cable television, internet and other telecommunications companies. FPL FiberNet was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations. Accordingly, FPL's existing 1,600 miles of fiber-optic lines were transferred to FPL FiberNet in January 2000. FPL FiberNet's network interconnects major cities in Florida. During 2000, FPL FiberNet invested approximately $90 million to expand the network within major cities throughout Florida. Over the next three years, FPL FiberNet plans to continue this expansion by investing a total of approximately $240 million.

EXECUTIVE OFFICERS OF THE REGISTRANTS (a)(b)


	Name           Age                                Position                                    Effective Date
James L. Broadhead     65    Chairman of the Board and Chief Executive Officer of FPL Group ......   May 8, 1990
			     Chairman of the Board and Chief Executive Officer of FPL ............   January 15, 1990
Dennis P. Coyle        62    General Counsel and Secretary of FPL Group ..........................   June 1, 1991
			     General Counsel and Secretary of FPL ................................   July 1, 1991
K. Michael Davis       54    Controller and Chief Accounting Officer of FPL Group ................   May 13, 1991
			     Vice President, Accounting, Controller and Chief Accounting
			       Officer of FPL ....................................................   July 1, 1991
Paul J. Evanson        59    President of FPL ....................................................   January 9, 1995
Lewis Hay, III         45    President of FPL Energy .............................................   March 13, 2000
Lawrence J. Kelleher   53    Vice President, Human Resources of FPL Group ........................   May 13, 1991
			     Senior Vice President, Human Resources and Corporate Services of FPL.   July 1, 1999
Robert L. McGrath      47    Treasurer of FPL Group and FPL ......................................   January 11, 2000
			     Vice President Finance and Chief Financial Officer of FPL Energy ....   June 6, 2000
Armando J. Olivera     51    Senior Vice President, Power Systems of FPL .........................   July 1, 1999
Thomas F. Plunkett     61    President, Nuclear Division of FPL ..................................   March 1, 1996
Antonio Rodriguez      58    Senior Vice President, Power Generation Division of FPL .............   July 1, 1999
____________________
(a)  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.
     Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.
(b)  The business experience of the executive officers is as follows:   Mr. Hay was senior vice president and chief
     financial officer of US Foodservice, a food service distributor, from 1991 to 1997.  From 1997 to 1999 he was executive vice president and chief financial officer of US Foodservice.  From August 1999 to March 2000, Mr. Hay
     was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL.  Mr. Kelleher was senior vice president, human resources of FPL from July 1991 to July
     1999.  Mr. McGrath was assistant treasurer of FPL Group and FPL from February 1998 to January 2000.  Prior to that,
     Mr. McGrath was vice president and chief financial officer of ESI Energy, Inc.  Mr. Olivera was vice president, distribution of FPL from February 1997 to July 1999.  Prior to that, Mr. Olivera was vice president, power delivery of FPL.  Mr. Rodriguez was vice president, power delivery of FPL from February 1997 to July 1999.  Prior to that,
     Mr. Rodriguez was vice president, operations of FPL's power generation division.



Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. At December 31, 2000, the electric generating, transmission, distribution and general facilities of FPL represent 45%, 13%, 36% and 6%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities. As of December 31, 2000, FPL Group had the following generating facilities:



								     No. of                               Net
		 Facility                         Location           Units      Fuel               Capability (mw)(a)
FPL:
STEAM TURBINES
  Cape Canaveral ......................     Cocoa, FL                   2      Oil/Gas                    806
  Cutler ..............................     Miami, FL                   2      Gas                        215
  Fort Myers ..........................     Fort Myers, FL              2      Oil                        990(b)
  Manatee .............................     Parrish, FL                 2      Oil                      1,625
  Martin ..............................     Indiantown, FL              2      Oil/Gas                  1,640
  Port Everglades .....................     Port Everglades, FL         4      Oil/Gas                  1,242
  Riviera .............................     Riviera Beach, FL           2      Oil/Gas                    563
  St. Johns River Power Park ..........     Jacksonville, FL            2      Coal/Petroleum Coke        254(c)
  St. Lucie ...........................     Hutchinson Island, FL       2      Nuclear                  1,553(d)
  Sanford .............................     Lake Monroe, FL             3      Oil/Gas                    914
  Scherer .............................     Monroe County, GA           1      Coal                       658(e)
  Turkey Point ........................     Florida City, FL            2      Oil/Gas                    810
									2      Nuclear                  1,386
COMBINED-CYCLE
  Lauderdale ..........................     Dania, FL                   2      Gas/Oil                    854
  Martin ..............................     Indiantown, FL              2      Gas                        948
  Putnam ..............................     Palatka, FL                 2      Gas/Oil                    498
COMBUSTION TURBINES
  Fort Myers ..........................     Fort Myers, FL             12      Oil                        636
  Lauderdale ..........................     Dania, FL                  24      Oil/Gas                    840
  Port Everglades .....................     Port Everglades, FL        12      Oil/Gas                    420
DIESEL UNITS
  Turkey Point ........................     Florida City, FL            5      Oil                         12
TOTAL .................................                                                                16,864

FPL Energy:
  Cerro Gordo .........................     Ventura, IA                55      Wind                        42
  Doswell .............................     Ashland, VA                 4      Gas                        708
  Lake Benton II.......................     Ruthton, MN               138      Wind                       104
  Lamar Power Partners.................     Paris, TX                   2      Gas                        990
  Maine ...............................     Various - ME                9      Oil                        755
  Maine ...............................     Various - ME               89      Hydro                      373
  Maine ...............................     Ft. Fairfield, ME           1      Wastewood                   31
  Marcus Hook 50 ......................     Marcus Hook, PA             1      Gas                         50
  West Texas Wind .....................     McCamey, TX               107      Wind                        75
  Vansycle ............................     Helix, OR                  38      Wind                        25
  Investments in joint ventures .......     Various                   (f)      Various                    957
TOTAL .................................                                                                 4,110
____________________
(a)  Represents FPL's net warm weather peaking capability and FPL Energy's net ownership interest in plant capacity.
(b)  Includes three gas-combustion turbines in simple cycle operation as part of a repowering project.
(c)  Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(d)  Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(e)  Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.
(f)  Includes two natural gas-fired units in the Northeast (295 mw) and 1,448 units at a wind project in the West (83
     mw).  The remaining 579 mw are provided by plants with less than 50 mw each.


Transmission and Distribution. As of December 31, 2000, FPL owned and operated 497 substations and the following electric transmission and distribution lines:

    Nominal         Overhead Lines   Trench and Submarine
    Voltage           Pole Miles         Cable Miles

500 kv ........        1,107(a)                -
230 kv ........        2,258                  31
138 kv ........        1,440                  49
115 kv ........          671                   -
 69 kv ........          166                  14
Less than 69 kv       40,201              22,106
Total .........       45,843              22,200
____________________
(a)   Includes approximately 75 miles owned jointly with the JEA.

Character of Ownership. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The principal properties of FPL Group are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.



Item 3.  Legal Proceedings

In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for injunctive relief and the assessment of civil penalties for violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act. Among other things, the EPA alleges Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act. The suit seeks injunctive relief requiring the installation of such technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after August 7, 1977 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has filed an answer to the complaint asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. The EPA subsequently moved for leave to file an amended complaint that would extend the suit to other Southern Company subsidiaries and plants and would add an allegation that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions (comparable allegations were made in the original complaint as to other plants but not Scherer Unit No. 4). The Court has not yet ruled on whether to permit the amendment. If amended as proposed, the EPA's demand for civil penalties with respect to Scherer Unit No. 4 would apply to the period commencing on an unspecified date after June 1, 1975.

In June 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply the November 1999 decision of the U.S. Court of Appeals for the District of Columbia Circuit in Southern California Edison Co. v. FERC, to all qualifying small power production facilities, including the SEGS VIII and SEGS IX facilities owned by Luz Solar Partners Ltd., VIII and Luz Solar Partners Ltd., IX (collectively, the partnerships), indirectly owned in part by FPL Energy. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted secondary uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA. The petition requests that the FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. The partnerships intend to file a Motion to Intervene and Protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships have always operated the SEGS VIII and SEGS IX facilities in accordance with orders issued by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain in effect.

In September 2000, Karen and Bruce Alexander filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Circuit Court for Palm Beach County, Florida, purportedly on behalf of all property owners in Florida whose property is encumbered by defendants' easements and on whose property the defendants have installed or intend to install fiber-optic cable which defendants lease, license or convey for non-electric transmission or distribution purposes, or intend to do so. The lawsuit alleged that FPL's easements did not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs sought injunctive relief, compensatory damages, interest and attorneys' fees. The defendants served an offer of judgment for ten dollars on the named plaintiffs, reflecting the defendants' conclusion that, based on an analysis of the claims and circumstances of these individual plaintiffs, they had not sustained the injuries for which they claimed a right to relief. In January 2001, the plaintiffs accepted this offer of judgment, pursuant to which the suit has been dismissed with prejudice.

In the event that FPL Group and FPL do not prevail in these suits, there may be a material adverse effect on their financial statements. However, FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of FPL Group's shareholders was held on December 15, 2000 to approve the proposed merger between FPL Group and Entergy. Of the 176,171,034 shares of common stock outstanding on the record date of November 6, 2000, a total of 140,418,246 shares were represented in person or by proxy, of which 136,123,939 voted for the merger, 3,042,680 against and 1,251,627 abstained.


			     PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder
Matters

Common Stock Data. All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:



									      2000                     1999
			  Quarter                                        High         Low        High         Low
First .......................................................         $48 1/4      $36 3/8     $61 15/16   $50 1/8
Second ......................................................         $50 13/16    $41 13/16   $60 1/2     $52 7/8
Third .......................................................         $67 1/8      $47 1/8     $56 11/16   $49 1/8
Fourth ......................................................         $73          $59 3/8     $52 1/2     $41 1/8

Approximate Number of Stockholders. As of the close of business on January 31, 2001, there were 44,645 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:

    Quarter           2000     1999

First ..........     $0.54    $0.52
Second .........     $0.54    $0.52
Third ..........     $0.54    $0.52
Fourth .........     $0.54    $0.52

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors. The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant. The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Liquidity and Capital Resources and Note 5 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.

Item 6.  Selected Financial Data


									   Years Ended December 31,
							     2000         1999         1998       1997       1996
SELECTED DATA OF FPL GROUP
(millions, except per share amounts):
Operating revenues ....................................    $  7,082     $ 6,438      $ 6,661    $ 6,369    $ 6,037
Net income ............................................    $    704(b)  $   697(c)   $   664    $   618    $   579
Earnings per share of common stock(a) .................    $   4.14(b)  $  4.07(c)   $  3.85    $  3.57    $  3.33
Dividends paid per share of common stock ..............    $   2.16     $  2.08      $  2.00    $  1.92    $  1.84
Total assets ..........................................    $ 15,300     $13,441      $12,029    $12,449    $12,219
Long-term debt, excluding current maturities ..........    $  3,976     $ 3,478      $ 2,347    $ 2,949    $ 3,144
Obligations of FPL under capital lease, excluding
  current maturities ..................................    $    127     $   157      $   146    $   186    $   182
Preferred stock of FPL with sinking fund requirements,
  excluding current maturities ........................    $      -     $     -      $     -    $     -    $    42
Energy sales (kwh) ....................................     100,777      92,446       91,041     84,642     80,889

SELECTED DATA OF FPL (millions):
Operating revenues ....................................    $  6,361     $ 6,057      $ 6,366    $ 6,132    $ 5,986
Net income available to FPL Group......................    $    607(b)  $   576(c)   $   616    $   608    $   591
Total assets ..........................................    $ 12,020     $10,608      $10,748    $11,172    $11,531
Long-term debt, excluding current maturities ..........    $  2,577     $ 2,079      $ 2,191    $ 2,420    $ 2,981
Energy sales (kwh) ....................................      91,969      88,067       89,362     82,734     80,889
Energy sales:
  Residential .........................................        50.4%       50.2%        50.9%      50.6%      51.1%
  Commercial ..........................................        40.2        40.3         38.8       39.8       38.6
  Industrial ..........................................         4.1         4.5          4.4        4.7        4.7
  Interchange power sales .............................         3.1         3.0          3.2        2.1        2.6
  Other(d) ............................................         2.2         2.0          2.7        2.8        3.0
Total .................................................       100.0%      100.0%       100.0%     100.0%     100.0%
Approximate 60-minute net peak served (mw)(e):
  Summer season .......................................      17,808      17,615       17,897     16,613     16,064
  Winter season .......................................      18,219      17,057       16,802     13,047     16,490
Average number of customer accounts (thousands):
  Residential .........................................       3,414       3,332        3,266      3,209      3,153
  Commercial ..........................................         415         405          397        389        381
  Industrial ..........................................          16          16           15         15         15
  Other ...............................................           3           3            2          3          2
Total .................................................       3,848       3,756        3,680      3,616      3,551
Average price per kwh (cents)(f) ......................        6.86        6.87         7.13       7.37       7.39
____________________
(a)  Basic and assuming dilution.
(b)  Includes merger-related expenses.  Excluding these expenses, FPL Group's net income and earnings per share would have been $745 million and $4.38, respectively and FPL's net income available to FPL Group would have been $645 million.
(c)  Includes effects of a gain on sale of Adelphia Communications Corporation stock, impairment loss on Maine assets, settlement of litigation between FPL and FMPA and a gain on the redemption of a one-third ownership interest in a cable limited partnership.  Excluding these items, FPL Group's net income and earnings per share would have been
     $681 million and $3.98, respectively.  Excluding the settlement of litigation between FPL and FMPA, FPL's net income available to FPL Group would have been $618 million.
(d)  Includes the net change in unbilled sales.
(e)  Winter season includes November and December of the current year and January to March of the following year.
(f)  Excludes interchange power sales, net change in unbilled revenues, deferrals/recoveries under cost recovery clauses and the provision for retail rate refund.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. In the following discussion, all comparisons are with the corresponding items in the prior year.

Merger

In July 2000, FPL Group and Entergy announced a proposed merger. FPL Group and Entergy shareholders approved the proposed merger in December 2000.
The merger will create a company with capabilities and resources to succeed and grow in the competitive energy marketplace. The companies' objective is to complete the merger by the end of 2001. However, completion of the merger and the ultimate closing date depend upon meeting a number of conditions, including the receipt of applicable regulatory approvals. In 2000, FPL Group recorded $67 million in merger-related expenses, of which FPL recorded $62 million ($38 million after-tax), FPL Energy recorded $2 million ($1 million after-tax) and Corporate and Other recorded $3 million ($2 million after-tax). Merger-related expenses are likely to continue in 2001, although to a lesser degree. For additional information concerning the proposed merger, see Note 2.

Results of Operations

FPL Group's net income and earnings per share in 2000 increased despite a charge for merger-related expenses. This charge reduced net income and earnings per share by $41 million and $0.24, respectively. Net income and earnings per share in 1999 included the net effect of several nonrecurring transactions that resulted in additional net income of $16 million, or $0.09 per share. Excluding the merger-related expenses in 2000 and the nonrecurring items in 1999, FPL Group's net income in 2000 increased 9.4% to $745 million, and earnings per share increased 10.1% to $4.38. The comparable growth rates for 1999 were 2.6% and 3.4%, respectively, excluding the effects of the nonrecurring items in 1999. In 2000, both FPL and FPL Energy contributed to the growth, while in 1999 the growth was primarily attributable to FPL Energy.

FPL - FPL's results for 2000 continued to benefit from customer growth, increased electricity usage per retail customer and lower O&M expenses.
The effect of the rate reduction and higher interest charges partly offset these positives. FPL's portion of the merger-related expenses in 2000 reduced net income by $38 million. Results for 1999 also include a nonrecurring charge related to the settlement of litigation that reduced net income by $42 million. FPL's net income, excluding these items in both periods, was $645 million in 2000, up $27 million from 1999. Excluding the litigation settlement in 1999, FPL's slight net income growth in 1999 reflected lower depreciation, customer growth and lower O&M expenses partly offset by the effect of the rate reduction and a decline in electricity usage per retail customer.

FPL's operating revenues consist primarily of revenues from retail base operations, cost recovery clauses and franchise fees. Revenues from retail base operations were $3.5 billion, $3.5 billion and $3.8 billion in 2000, 1999 and 1998, respectively. Revenues from cost recovery clauses and franchise fees represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges. Due to higher than projected oil and natural gas prices in 2000, the FPSC approved higher per kwh charges effective June 15, 2000. These additional clause revenues resulted in higher operating revenues. Later in the year, the FPSC approved FPL's annual fuel filing for 2001, which included an estimate of under-recovered fuel costs in 2000 of $518 million. FPL will recover the $518 million over a two-year period beginning January 2001, rather than the typical one-year time frame. FPL has also agreed that instead of receiving a return at the commercial paper rate on this unrecovered portion through the fuel clause, the under-recovery will be included as a rate base regulatory asset over the two-year recovery period. Actual under-recovered fuel costs through December 31, 2000 exceeded the estimates made earlier in the year by $78 million, and in February 2001, FPL requested the FPSC to approve a fuel adjustment increase effective April 2001 to recover the additional $78 million of under-recovered fuel costs. See Note 1 - Regulation.

In 1999, the FPSC approved a three-year agreement among FPL, Public Counsel, FIPUG and Coalition regarding FPL's retail base rates, authorized regulatory ROE, capital structure and other matters. The agreement, which became effective April 15, 1999, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The refund thresholds are as follows:
					      Twelve Months Ended
						   April 14,
					   2000      2001      2002
						    (millions)

66 2/3% to customers ...................  $3,400    $3,450    $3,500
100% to customers ......................  $3,556    $3,606    $3,656

During 2000, FPL accrued approximately $60 million relating to refunds to retail customers compared to $20 million in 1999. Furthermore, FPL refunded in 2000 approximately $23 million, including interest, to retail customers for the first twelve-month period under the rate agreement. At December 31, 2000 and 1999, the accrual for the revenue refund was approximately $57 million and $20 million, respectively.

The earnings effect of the annual revenue reduction was offset by lower special depreciation. The agreement allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. Under this new depreciation program, FPL recorded $100 million of special depreciation in the first twelve-month period and $71 million through December 31, 2000 of the second twelve-month period. On a fiscal year basis, FPL recorded approximately $101 million and $70 million of special depreciation in 2000 and 1999, respectively. The new depreciation program replaced a revenue-based special amortization program whereby special amortization in the amount of $63 million and $378 million was recorded in 1999 and 1998, respectively.
See Note 1 - Electric Plant, Depreciation and Amortization.

The agreement also lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. FPL reported an ROE of 12.2%, 12.1% and 12.6% in 2000, 1999 and 1998, respectively. See Note 1 - Revenues and Rates.

Revenues from retail base operations were flat during 2000. Customer growth of 2.5% and a 1.9% increase in electricity usage per retail customer was almost entirely offset by the effect of the rate reduction.

The decline in retail base revenues in 1999 was largely due to the rate reduction. A 2.8% decline in electricity usage per retail customer, mainly due to milder weather conditions, was almost entirely offset by the 2.0% increase in the number of customer accounts.



FPL's O&M expenses continued to decline in 2000 due to improved productivity. O&M expenses in 1999 also declined as a result of continued cost control efforts partially offset by higher overhaul costs at fossil plants.

Interest charges increased in 2000 reflecting increased debt activity to fund FPL's capital expansion program and under-recovered fuel costs. Lower interest charges in 1999 and 1998 reflect lower average debt balances and the full amortization in 1998 of deferred costs associated with debt reacquired through 1998.

The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 2000, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. A number of potential merchant plants have been announced in Florida over the past several years. Five of these announced merchant plants totaling 3,700 mw have presented submissions to seek a determination of need to the FPSC. In March 1999, the FPSC approved one of the petitions for a power plant to be constructed within FPL's service territory. FPL, along with other Florida utilities, appealed the decision to the Florida Supreme Court. In April 2000, the Florida Supreme Court upheld arguments by FPL and other Florida utilities and ruled that under current Florida law the FPSC is not authorized to grant a determination of need for a proposed power plant, the output of which is not fully committed to use by Florida retail customers.
 In March 2001, the United States Supreme Court denied a petition for certiorari review by one of the petitioners. See Note 1 - Regulation.

In 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The order required that recommendations be made to the legislature and Governor by December 1, 2001. The commission chose to split the energy study between wholesale and retail competition. In January 2001, the commission issued an interim report containing a proposal for restructuring Florida's wholesale market for electricity. The proposal recommends the removal of statutory barriers to entry for merchant plants and, according to the report, provides a transition to a "level playing field" for all generating assets. Under the commission's proposal, investor-owned utilities such as FPL would establish, and transfer their generating assets to, affiliated exempt wholesale generators, which would also construct and operate new generating assets. The investor-owned load-serving utilities, such as FPL, would acquire energy resources through competitive bidding, negotiated contracts or from the short-term (spot) market. Purchases from affiliated exempt wholesale generators would be pursuant to a competitive bidding process. The proposal includes a number of features, including a three-year retail base rate freeze. The proposal may be addressed in the next legislative session which takes place in March through May 2001. In addition, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The commission will now consider recommendations for the retail market.

In 1999, the FERC issued its final order on RTOs. RTOs, under a variety of structures, provide for the independent operation of transmission systems for a given geographic area. The final order establishes guidelines for public utilities to use in considering and/or developing plans to initiate operations of RTOs by December 15, 2001. In October 2000, FPL, together with Florida Power Corporation and Tampa Electric Company, filed a joint proposal to form a fully independent for-profit transmission company that would be responsible for the transmission lines that carry electricity from power plants primarily within the state to substations in Florida. The October filing was supplemented by a December 2000 filing that provided certain operational details of the proposed RTO.

Under the proposed form of RTO, FPL would contribute its transmission assets to an independent transmission company, GridFlorida, that would own and operate the system. A separate corporation would be formed to own the voting interest in and manage GridFlorida. In return for its transmission assets, FPL would receive a non-voting ownership interest in GridFlorida, which could be exchanged for non-voting stock of the managing corporation.
 FPL would account for its interest in GridFlorida using the equity method.

FPL Energy - FPL Energy's earnings continue to benefit from the significant expansion of its independent power generation portfolio, which has more than tripled since 1997 to over 4,100 mw at December 31, 2000. In 2000, Lamar Power Partners, a natural gas-fired plant in the Central region became operational and added approximately 1,000 mw to FPL Energy's operating portfolio. In 1999, FPL Energy acquired the Maine assets, which totaled 1,159 mw and in 1998, FPL Energy invested in two natural gas-fired plants in the Northeast, adding 295 mw. In addition, approximately 400 mw of wind projects have been added in the West and Central regions since 1997.

In 2000, FPL Energy's net income also benefited from increased revenues generated by the Maine assets as a result of warmer weather and higher prices in the Northeast during May 2000, and lower O&M expenses at Doswell.
 In 1999, the effect of a $176 million ($104 million after-tax) impairment loss (see Note 10) and higher administrative expenses to accommodate future growth more than offset the benefits of the growing generation portfolio and improved results from Doswell. FPL Energy's 1998 net income includes the effect of a $35 million ($21 million after-tax) charge for the termination of an interest rate swap agreement, which was partly offset by the receipt of a $31 million ($19 million after-tax) settlement relating to a contract dispute.

Deregulation of the electric utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Substantially all of the energy produced in 2000 by FPL Energy's independent power projects was sold through power sales agreements with utilities that expire in 2001-28. As competitive wholesale markets become more accessible to other generators, obtaining power sales agreements will become a progressively more competitive process. FPL Energy expects that as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets will vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently, the price and supply of fuel, transmission constraints, competition from new sources of generation, demand growth and exposure to legal and regulatory changes.

FPL Energy has approximately 540 net mw in California, most of which are wind, solar and geothermal qualifying facilities. The output of these projects is sold predominantly under long-term contracts with California utilities. Revenues are derived from energy payments based upon the purchasing utilities' short run avoided cost and contractual capacity payments. Short run avoided costs in California are currently tied to natural gas monthly prices at the California border. Increases in natural gas prices and an imbalance between power supply and demand, as well as other factors, have contributed to significant increases in wholesale electricity prices in California. Utilities in California had previously agreed to fixed tariffs to their retail customers, which resulted in significant under-recoveries of wholesale electricity purchase costs. The state of California is currently considering legislation that, among other things, provides for long-term price stability and payments to qualifying facilities, such as those owned by FPL Energy. If enacted, the proposed legislation is not expected to significantly change FPL Energy's economic position.

Corporate and Other - Beginning in 2000, the corporate and other segment includes FPL FiberNet's operating results. FPL FiberNet was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations. Accordingly, FPL's existing 1,600 miles of fiber-optic lines were transferred to FPL FiberNet in January 2000. In 1999, net income for the corporate and other segment reflects a $149 million ($96 million after-tax) gain on the sale of an investment in Adelphia Communications Corporation common stock, a $108 million ($66 million after-tax) gain recorded by FPL Group Capital on the redemption of its one-third interest in a cable limited partnership, costs associated with closing a retail marketing business of $11 million ($7 million after-tax) and the favorable resolution of a prior year state tax matter of $10 million ($7 million after-tax). In 1998, net income for the corporate and other segment reflects a $36 million ($25 million after-tax) loss from the sale of Turner Foods Corporation's assets, the cost of terminating an agreement designed to fix interest rates of $26 million ($16 million after-tax) and adjustments relating to prior years' tax matters, including the resolution of a $30 million audit issue with the Internal Revenue Service.

Liquidity and Capital Resources

FPL Group's capital requirements consist of expenditures to meet increased electricity usage and customer growth of FPL, investment opportunities at FPL Energy and expansion of FPL FiberNet. Capital expenditures of FPL for the 2001-03 period are expected to be approximately $3.3 billion, including $1.1 billion in 2001. As of December 31, 2000, FPL Energy has commitments totaling approximately $380 million, primarily in connection with the development and expansion of independent power projects. Subsidiaries of FPL Group, other than FPL, have guaranteed approximately $810 million of prompt performance payments, lease obligations, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies. See Note 13 - Commitments.

Debt maturities of FPL Group's subsidiaries will require cash outflows of approximately $1.0 billion ($860 million for FPL) through 2005, including $65 million for FPL in 2001. It is anticipated that cash requirements for capital expenditures, energy-related investments and debt maturities in 2001 will be satisfied with internally generated funds and debt issuances. Any internally generated funds not required for capital expenditures and current maturities may be used to reduce outstanding debt or repurchase common stock, or for investment. Any temporary cash needs will be met by short-term bank borrowings. In 2000, FPL had $125 million of first mortgage bonds mature and issued $452 million of variable-rate bonds and $500 million of first mortgage bonds. The proceeds from these issuances were used in 2000 to redeem $278 million of variable-rate bonds, $109 million of first mortgage bonds and to repay FPL's short-term borrowings. In 2001, $65 million was used to redeem $49 million of variable-rate bonds and $16 million of first mortgage bonds. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $3.0 billion ($853 million for FPL).

During 2000, FPL Group repurchased 2.6 million shares of common stock under its share repurchase programs. Under the $570 million share repurchase program authorized in connection with the proposed merger, 1,876,500 shares totaling $116 million have been repurchased through January 31, 2001. See
Note 2.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm reserve to reduce the financial impact of storm losses. The balance of the storm fund reserve at December 31, 2000 and 1999 was $229 million and $216 million, respectively. Bank lines of credit of $300 million, included in the $853 million above, are also available if needed to provide cash for storm restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. Given FPL's current financial condition and level of earnings, expected financing activities and dividends are not affected by these limitations.

New Accounting Rule

Effective January 1, 2001, FPL Group and FPL adopted Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." For information concerning the adoption of FAS 133/138, see Note 1 - Accounting for Derivative Instruments and Hedging Activities.

Market Risk Sensitivity

Substantially all financial instruments and positions held by FPL Group and FPL described below are held for purposes other than trading. Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in interest rates, equity prices or commodity prices over the next year.

Interest rate risk - The special use funds of FPL include restricted funds set aside to cover the cost of storm damage and for the decommissioning of FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.002 billion and $847 million at December 31, 2000 and 1999, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. Because the funds set aside for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012. At December 31, 2000 and 1999, other investments of FPL Group include $300 million and $291 million, respectively, of investments that are carried at estimated fair value or cost, which approximates fair value.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:


						       2000                        1999
					       Carrying      Fair         Carrying      Fair
						Value        Value         Value        Value
								  (millions)
Long-term debt of FPL (a) ..................    $2,642     $2,621(b)      $2,204      $2,123(b)
Long-term debt of FPL Group (a) ............    $4,041     $4,080(b)      $3,603      $3,518(b)
____________________
(a)  Includes current maturities.
(b)  Based on quoted market prices for these or similar issues.

Based upon a hypothetical 10% decrease in interest rates, the net fair value of the net liabilities would increase by approximately $84 million ($43 million for FPL) at December 31, 2000.

Equity price risk - Included in the special use funds of FPL are marketable equity securities carried at their market value of approximately $511 million and $573 million at December 31, 2000 and 1999, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges would result in a $51 million reduction in fair value and corresponding adjustment to the related liability accounts based on current regulatory treatment at December 31, 2000.

Commodity price risk - EMT, a division of FPL, and PMI, a subsidiary of FPL Energy, purchase natural gas and oil to be delivered in the future for use as fuel in the generation of electric power. Generation, to the extent not required for FPL's native load customers or under contract by FPL Energy, is also sold for future delivery by EMT and PMI. To manage the risk inherent in fluctuating commodity prices compared to the committed prices, EMT and PMI enter into commodity-based derivative instruments (primarily swaps and futures) to mitigate this risk. The fair value of the net position in commodity-based derivative instruments at December 31, 2000 was a negative $11 million for FPL Group and a negative $5 million for FPL. At December 31, 1999, the fair value of these instruments was insignificant. The effect of a hypothetical 40% decrease in the price of natural gas and a hypothetical 25% decrease in the price of oil would be to change the fair value at December 31, 2000 of these instruments to a negative $32 million for FPL Group and a negative $23 million for FPL.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Market Risk Sensitivity

Item 8.  Financial Statements and Supplementary Data





	INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS,
FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of FPL Group, Inc. and of Florida Power & Light Company, listed in the accompanying index at
Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 2000. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and Florida Power & Light Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 9, 2001






				     FPL GROUP, INC.
			    CONSOLIDATED STATEMENTS OF INCOME
			   (millions, except per share amounts)



											  Years Ended December 31,
											  2000      1999      1998
OPERATING REVENUES .................................................................     $7,082    $6,438    $6,661

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................................      2,868     2,365     2,244
  Other operations and maintenance .................................................      1,257     1,253     1,284
  Litigation settlement ............................................................          -        69         -
  Merger-related ...................................................................         67         -         -
  Depreciation and amortization ....................................................      1,032     1,040     1,284
  Impairment loss on Maine assets ..................................................          -       176         -
  Taxes other than income taxes ....................................................        618       615       597
    Total operating expenses .......................................................      5,842     5,518     5,409

OPERATING INCOME ...................................................................      1,240       920     1,252

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................................       (278)     (222)     (322)
  Preferred stock dividends - FPL ..................................................        (15)      (15)      (15)
  Divestiture of cable investments .................................................          -       257         -
  Other - net ......................................................................         93        80        28
    Total other income (deductions) - net ..........................................       (200)      100      (309)

INCOME BEFORE INCOME TAXES .........................................................      1,040     1,020       943

INCOME TAXES .......................................................................        336       323       279

NET INCOME .........................................................................     $  704    $  697    $  664

Earnings per share of common stock (basic and assuming dilution) ...................      $4.14     $4.07     $3.85
Dividends per share of common stock ................................................      $2.16     $2.08     $2.00
Average number of common shares outstanding ........................................        170       171       173

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





					  FPL GROUP, INC.
				    CONSOLIDATED BALANCE SHEETS
					     (millions)


												    December 31,
												   2000       1999
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property .......................................   $19,642    $18,474
  Nuclear fuel under capital lease - net......................................................       127        157
  Construction work in progress ..............................................................     1,253        923
  Less accumulated depreciation and amortization .............................................   (11,088)   (10,290)
    Total property, plant and equipment - net ................................................     9,934      9,264

CURRENT ASSETS:
  Cash and cash equivalents ..................................................................       129        361
  Customer receivables, net of allowances of $7 each .........................................       637        482
  Other receivables ..........................................................................       246         61
  Materials, supplies and fossil fuel inventory - at average cost ............................       370        343
  Deferred clause expenses ...................................................................       337         54
  Other ......................................................................................        62         72
    Total current assets .....................................................................     1,781      1,373

OTHER ASSETS:
  Special use funds of FPL ...................................................................     1,497      1,352
  Other investments ..........................................................................       651        611
  Other ......................................................................................     1,437        841
    Total other assets .......................................................................     3,585      2,804

TOTAL ASSETS .................................................................................   $15,300    $13,441

CAPITALIZATION:
  Common shareholders' equity ................................................................   $ 5,593    $ 5,370
  Preferred stock of FPL without sinking fund requirements ...................................       226        226
  Long-term debt .............................................................................     3,976      3,478
    Total capitalization .....................................................................     9,795      9,074

CURRENT LIABILITIES:
  Commercial paper ...........................................................................     1,158        339
  Current maturities of long-term debt .......................................................        65        125
  Accounts payable ...........................................................................       564        407
  Customers' deposits ........................................................................       254        284
  Accrued interest and taxes .................................................................       146        182
  Deferred clause revenues ...................................................................        70        116
  Other ......................................................................................       506        417
    Total current liabilities ................................................................     2,763      1,870

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ..........................................................     1,378      1,079
  Deferred regulatory credit - income taxes ..................................................       107        126
  Unamortized investment tax credits .........................................................       162        184
  Storm and property insurance reserve .......................................................       229        216
  Other ......................................................................................       866        892
    Total other liabilities and deferred credits .............................................     2,742      2,497

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .........................................................   $15,300    $13,441

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






					FPL GROUP,  INC.
			     CONSOLIDATED STATEMENTS OF CASH FLOWS
					   (millions)


											  Years Ended December 31,
											  2000     1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................     $  704   $  697   $  664
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................      1,032    1,040    1,284
      Increase (decrease) in deferred income taxes and related regulatory credit ...        283     (198)    (237)
      Deferrals under cost recovery clauses ........................................       (810)      55       68
      Gain on sale of cable investments ............................................          -     (257)       -
      Impairment loss on Maine assets ..............................................          -      176        -
      Other - net ..................................................................       (233)      50      (36)
    Net cash provided by operating activities ......................................        976    1,563    1,743

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL ......................................................     (1,299)    (861)    (617)
  Independent power investments ....................................................       (507)  (1,540)    (521)
  Return of investment and loan repayments - partnerships and joint ventures .......         24       57      220
  Proceeds from the sale of assets .................................................         22      198      135
  Other - net.......................................................................       (183)     (26)     (12)
    Net cash used in investing activities ..........................................     (1,943)  (2,172)    (795)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt .......................................................        947    1,609      343
  Retirement of long-term debt .....................................................       (515)    (584)    (727)
  Increase (decrease) in short-term debt ...........................................        819      229      (24)
  Repurchases of common stock ......................................................       (150)    (116)     (62)
  Dividends on common stock ........................................................       (366)    (355)    (345)
    Net cash provided by (used in) financing activities ............................        735      783     (815)

Net increase (decrease) in cash and cash equivalents ...............................       (232)     174      133
Cash and cash equivalents at beginning of year .....................................        361      187       54
Cash and cash equivalents at end of year ...........................................     $  129   $  361   $  187

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amount capitalized) ...............................     $  301   $  221   $  308
  Cash paid for income taxes .......................................................     $  160   $  573   $  463

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................................     $   43   $   86   $   34

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





					       FPL GROUP, INC.
				 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
						  (millions)


									      Accumulated
				  Common Stock (a)  Additional                   Other                       Common
					 Aggregate    Paid-In     Unearned   Comprehensive   Retained     Shareholders'
				 Shares  Par Value    Capital   Compensation Income (Loss)   Earnings        Equity
Balances, December 31, 1997.....  182       $2        $3,302       $(264)        $ 1          $1,804
  Net income ...................    -        -             -           -           -             664
  Repurchases of common stock ..   (1)       -           (62)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (345)
  Earned compensation under ESOP    -        -            13          12           -               -
  Other ........................    -        -            (1)          -           -               -
Balances, December 31, 1998 ....  181(b)     2         3,252        (252)          1           2,123
  Net income ...................    -        -             -           -           -             697
  Repurchases of common stock ..   (2)       -          (116)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (355)
  Earned compensation under ESOP    -        -            12          14           -               -
  Other comprehensive loss .....    -        -             -           -          (2)              -
  Other ........................    -        -             -          (6)          -               -
Balances, December 31, 1999 ....  179(b)     2         3,148        (244)         (1)          2,465        $5,370
  Net income ...................    -        -             -           -           -             704
  Repurchases of common stock ..   (3)       -          (150)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (366)
  Earned compensation under ESOP    -        -            12          15           -               -
  Other comprehensive income ...    -        -             -           -           1               -
  Other ........................    -        -            (2)          9           -               -
Balances, December 31, 2000 ....  176(b)    $2        $3,008       $(220)        $ -          $2,803        $5,593
____________________
(a)  $0.01 par value, authorized - 300,000,000 shares; outstanding 175,766,215 and 178,554,735 at December 31, 2000 and
     1999, respectively.
(b)  Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled 7 million, 8 million and
     9 million at December 31, 2000, 1999 and 1998, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.







				    FLORIDA POWER & LIGHT COMPANY
				  CONSOLIDATED STATEMENTS OF INCOME
					      (millions)


											Years Ended December 31,
											2000      1999      1998
OPERATING REVENUES ................................................................    $6,361    $6,057    $6,366

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...........................................     2,511     2,232     2,175
  Other operations and maintenance ................................................     1,062     1,089     1,163
  Litigation settlement ...........................................................         -        69         -
  Merger-related ..................................................................        62         -         -
  Depreciation and amortization ...................................................       975       989     1,249
  Income taxes ....................................................................       351       327       356
  Taxes other than income taxes ...................................................       600       605       596
    Total operating expenses ......................................................     5,561     5,311     5,539

OPERATING INCOME ..................................................................       800       746       827

OTHER INCOME (DEDUCTIONS):
  Interest charges ................................................................      (176)     (163)     (196)
  Other - net .....................................................................        (2)        8         -
    Total other deductions - net ..................................................      (178)     (155)     (196)

NET INCOME ........................................................................       622       591       631

PREFERRED STOCK DIVIDENDS .........................................................        15        15        15

NET INCOME AVAILABLE TO FPL GROUP, INC. ...........................................    $  607    $  576    $  616

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.







				   FLORIDA POWER & LIGHT COMPANY
				    CONSOLIDATED BALANCE SHEETS
					     (millions)


												    December 31,
												  2000       1999
ELECTRIC UTILITY PLANT:
  Plant in service .........................................................................    $18,073    $17,556
  Less accumulated depreciation ............................................................    (10,919)   (10,184)
    Net ....................................................................................      7,154      7,372
  Nuclear fuel under capital lease - net....................................................        127        157
  Construction work in progress ............................................................        833        449
      Electric utility plant - net .........................................................      8,114      7,978

CURRENT ASSETS:
  Cash and cash equivalents ................................................................         66          -
  Customer receivables, net of allowances of $7 each .......................................        489        433
  Other receivables ........................................................................        157         36
  Materials, supplies and fossil fuel inventory - at average cost ..........................        313        299
  Deferred clause expenses .................................................................        337         54
  Other ....................................................................................         54         71
      Total current assets .................................................................      1,416        893

OTHER ASSETS:
  Special use funds ........................................................................      1,497      1,352
  Other ....................................................................................        993        385
      Total other assets ...................................................................      2,490      1,737

TOTAL ASSETS ...............................................................................    $12,020    $10,608

CAPITALIZATION:
  Common shareholder's equity ..............................................................    $ 5,032    $ 4,793
  Preferred stock without sinking fund requirements ........................................        226        226
  Long-term debt ...........................................................................      2,577      2,079
      Total capitalization .................................................................      7,835      7,098

CURRENT LIABILITIES:
  Commercial paper .........................................................................        560         94
  Current maturities of long-term debt .....................................................         65        125
  Accounts payable .........................................................................        458        379
  Customers' deposits ......................................................................        254        284
  Accrued interest and taxes ...............................................................        127        137
  Deferred clause revenues .................................................................         70        116
  Other ....................................................................................        408        298
      Total current liabilities ............................................................      1,942      1,433

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................................      1,084        802
  Deferred regulatory credit - income taxes ................................................        107        126
  Unamortized investment tax credits .......................................................        162        184
  Storm and property insurance reserve .....................................................        229        216
  Other ....................................................................................        661        749
      Total other liabilities and deferred credits .........................................      2,243      2,077

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................................    $12,020    $10,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






				       FLORIDA POWER & LIGHT COMPANY
				   CONSOLIDATED STATEMENTS OF CASH FLOWS
						 (millions)


										     Years Ended December 31,
										     2000      1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................    $  622    $  591    $  631
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................................       975       989     1,249
      Increase (decrease) in deferred income taxes and related
	regulatory credit ......................................................       262      (105)     (202)
      Deferrals under cost recovery clauses ....................................      (810)       55        68
      Other - net ..............................................................      (200)      (31)      (28)
    Net cash provided by operating activities ..................................       849     1,499     1,718

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................................    (1,299)     (861)     (617)
  Other - net ..................................................................      (100)      (52)      (80)
    Net cash used in investing activities ......................................    (1,399)     (913)     (697)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ...................................................       947       224       197
  Retirement of long-term debt .................................................      (515)     (455)     (389)
  Increase (decrease) in commercial paper ......................................       466        94       (40)
  Capital contributions from FPL Group, Inc. ...................................       400         -         -
  Dividends ....................................................................      (682)     (601)     (640)
    Net cash provided by (used in) financing activities ........................       616      (738)     (872)

Net increase (decrease) in cash and cash equivalents ...........................        66      (152)      149
Cash and cash equivalents at beginning of year .................................         -       152         3
Cash and cash equivalents at end of year .......................................    $   66    $    -    $  152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................................    $  175    $  171    $  181
  Cash paid for income taxes ...................................................    $  131    $  503    $  510

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations .......................................    $   43    $   86    $   34
  Transfer of net assets to FPL FiberNet, LLC ..................................    $  100    $    -    $    -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





				    FLORIDA POWER & LIGHT COMPANY
			    CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
					      (millions)


													 Common
							  Common        Additional       Retained     Shareholder's
							 Stock (a)    Paid-In Capital    Earnings        Equity
Balances, December 31, 1997 .........................     $1,373          $2,566          $ 875
  Net income available to FPL Group, Inc. ...........          -               -            616
  Dividends to FPL Group, Inc. ......................          -               -           (626)
  Other .............................................          -               -             (1)
Balances, December 31, 1998 .........................      1,373           2,566            864
  Net income available to FPL Group, Inc. ...........          -               -            576
  Dividends to FPL Group, Inc. ......................          -               -           (586)
Balances, December 31, 1999 .........................      1,373           2,566            854           $4,793
  Net income available to FPL Group, Inc. ...........          -               -            607
  Capital contributions from FPL Group, Inc. ........          -             400              -
  Dividends to FPL Group, Inc. (b) ..................          -               -           (768)
Balances, December 31, 2000 .........................     $1,373          $2,966          $ 693           $5,032

____________________
(a)  Common stock, no par value, 1,000 shares authorized, issued and outstanding.
(b)  Includes transfer of net assets to FPL FiberNet, LLC totaling approximately $100 million.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






	   FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	    Years Ended December 31, 2000, 1999 and 1998


1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through Florida Power & Light Company (FPL) and FPL Energy, LLC (FPL Energy). FPL, a rate-regulated public utility, supplies electric service to approximately 3.8 million customers throughout most of the east and lower west coasts of Florida. FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures accounted for under the equity method.

The consolidated financial statements of FPL Group and FPL include the accounts of their respective majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by unregulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. The continued applicability of FAS 71 is assessed at each reporting period.

In the event that FPL's generating operations are no longer subject to the provisions of FAS 71, portions of the existing regulatory assets and liabilities that relate to generation would be written off unless regulators specify an alternative means of recovery or refund. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. The principal regulatory assets and liabilities are as follows:

												   December 31,
												   2000    1999
												    (millions)
Assets (included in other assets):
  Unamortized debt reacquisition costs ......................................................      $ 18    $ 12
  Deferred Department of Energy assessment ..................................................      $ 35    $ 39
  Under-recovered fuel costs (noncurrent portion) ...........................................      $259    $  -
  Litigation settlement (see Note 12) .......................................................      $223    $  -

Liabilities:
  Deferred regulatory credit - income taxes .................................................      $107    $126
  Unamortized investment tax credits  .......................................................      $162    $184
  Storm and property insurance reserve (see Note 13 - Insurance).............................      $229    $216

The amounts presented above exclude clause-related regulatory assets and liabilities that are recovered or refunded over the next twelve-month period. These amounts are included in deferred clause expenses and deferred clause revenues in the consolidated balance sheets. At December 31, 2000, under-recovered fuel costs totaled $596 million, $337 million of which is included in deferred clause expenses and $259 million, the noncurrent portion, is included in other assets. At December 31, 1999, under-recovered fuel costs totaled $54 million and are included in deferred clause expenses. As part of the annual fuel filing for 2001, the FPSC approved FPL's request to recover $518 million of the under-recovered fuel costs over a two-year period beginning January 2001, rather than the typical one-year time frame. FPL has also agreed that instead of receiving a return at the commercial paper rate on this unrecovered portion through the fuel and purchased power cost recovery clause (fuel clause), the under-recovery will be included as a rate base regulatory asset over the two-year recovery period. Actual under-recovered fuel costs through December 31, 2000 exceeded the estimates made earlier in the year by $78 million, and in February 2001, FPL requested the FPSC to approve a fuel adjustment increase effective April 2001 to recover the additional $78 million of under-recovered fuel costs.

Over half of the states, other than Florida, have enacted legislation or have state commissions that issued orders designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated.

In 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The order required that recommendations be made to the legislature and Governor by December 1, 2001. The commission chose to split the energy study between wholesale and retail competition. In January 2001, the commission issued an interim report containing a proposal for restructuring Florida's wholesale market for electricity. The proposal recommends the removal of statutory barriers to entry for merchant plants and, according to the report, provides a transition to a "level playing field" for all generating assets. Under the commission's proposal, investor-owned utilities such as FPL would establish, and transfer their generating assets to, affiliated exempt wholesale generators, which would also construct and operate new generating assets. The investor-owned load-serving utilities, such as FPL, would acquire energy resources through competitive bidding, negotiated contracts or from the short-term (spot) market. Purchases from affiliated exempt wholesale generators would be pursuant to a competitive bidding process. The proposal includes a number of features, including a three-year retail base rate freeze. The proposal may be addressed in the next legislative session which takes place in March through May 2001. In addition, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The commission will now consider recommendations for the retail market.

In 1999, the FERC issued its final order on regional transmission organizations (RTOs). RTOs, under a variety of structures, provide for the independent operation of transmission systems for a given geographic area. The final order establishes guidelines for public utilities to use in considering and/or developing plans to initiate operations of RTOs by December 15, 2001. In October 2000, FPL, together with Florida Power Corporation and Tampa Electric Company, filed a joint proposal to form a fully independent for-profit transmission company that would be responsible for the transmission lines that carry electricity from power plants primarily within the state to substations in Florida. The October filing was supplemented by a December 2000 filing that provided certain operational details of the proposed RTO.

Under the proposed form of RTO, FPL would contribute its transmission assets to an independent transmission company, GridFlorida LLC (GridFlorida), that would own and operate the system. A separate corporation would be formed to own the voting interest in and manage GridFlorida. In return for its transmission assets, FPL would receive a non-voting ownership interest in GridFlorida, which could be exchanged for non-voting stock of the managing corporation. FPL would account for its interest in GridFlorida using the equity method.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to $137 million and $130 million at December 31, 2000 and 1999, respectively. Substantially all of the energy produced by FPL Energy's independent power projects is sold through power sales agreements with utilities and revenue is recorded on a delivered basis.

In 1999, the FPSC approved a three-year agreement among FPL, the State of Florida Office of Public Counsel (Public Counsel), The Florida Industrial Power Users Group (FIPUG) and The Coalition for Equitable Rates (Coalition) regarding FPL's retail base rates, authorized regulatory return on common equity (ROE), capital structure and other matters. The agreement, which became effective April 15, 1999, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The refund thresholds are as follows:
						Twelve Months Ended
						     April 14,
					     2000      2001      2002
						      (millions)

66 2/3% to customers ...................... $3,400    $3,450    $3,500
100% to customers ......................... $3,556    $3,606    $3,656

The accrual for the refund associated with the revenue sharing mechanism is computed monthly for each twelve-month period of the rate agreement. At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the threshold will be exceeded. If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest. In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount. The annual refund (including interest) is paid to customers as a credit to their June electric bill. As of December 31, 2000 and 1999, the accrual for the revenue refund was approximately $57 million and $20 million, respectively.

The agreement also lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. For purposes of calculating ROE, the agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchased power contracts. Finally, the agreement established a new special depreciation program (see Electric Plant, Depreciation and Amortization) and includes provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to currently approved levels and limit amounts recoverable under the environmental compliance cost recovery clause during the term of the agreement.

The agreement states that Public Counsel, FIPUG and Coalition will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL. Further, FPL agreed to not petition for any base rate increases that would take effect during the term of the agreement.

FPL's revenues include amounts resulting from cost recovery clauses, certain revenue taxes and franchise fees. Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets utilized by these programs, include substantially all fuel, purchased power and interchange expenses, conservation- and environmental-related expenses and certain revenue taxes. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under- or over-recovery. Any under-recovered costs or over- recovered revenues are collected from or returned to customers in subsequent periods. See Regulation.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2000, the generating, transmission, distribution and general facilities of FPL represented approximately 45%, 13%, 36% and 6%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all electric utility plant of FPL is subject to the lien of a mortgage securing FPL's first mortgage bonds.

Depreciation of electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning and Dismantlement of Generating Plant). For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years. In April 1999, the FPSC granted final approval of FPL's most recent depreciation studies, which were effective January 1, 1998. The weighted annual composite depreciation rate for FPL's electric plant in service was approximately 4.2% for 2000, 4.3% for 1999 and 4.4% for 1998, excluding the effects of decommissioning and dismantlement. Further, these rates exclude the special and plant-related deferred cost amortization discussed below.

The agreement that reduced FPL's base rates (see Revenues and Rates) also allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. Under this new depreciation program, FPL recorded $100 million of special depreciation in the first twelve-month period and $71 million through December 31, 2000 of the second twelve-month period. On a fiscal year basis, FPL recorded approximately $101 million and $70 million of special depreciation in 2000 and 1999, respectively. The new depreciation program replaced a revenue-based special amortization program whereby FPL recorded as depreciation and amortization expense a fixed amount of $9 million in 1999 and $30 million in 1998 for nuclear assets. FPL also recorded under the revenue-based special amortization program variable amortization based on the actual level of retail base revenues compared to a fixed amount. The variable amounts recorded in 1999 and 1998 were $54 million and $348 million, respectively. The 1998 variable amount includes, as depreciation and amortization expense, $161 million for amortization of regulatory assets. The remaining variable amounts were applied against nuclear and fossil production assets. Additionally, FPL completed amortization of certain plant-related deferred costs by recording $24 million in 1998. These costs are considered recoverable costs and are monitored through the monthly reporting process with the FPSC.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease expense was $82 million, $83 million and $83 million in 2000, 1999 and 1998, respectively. Included in this expense was an interest component of $9 million, $8 million and $9 million in 2000, 1999 and 1998, respectively. Nuclear fuel lease payments and a charge for spent nuclear fuel disposal are charged to fuel expense on a unit of production method. These costs are recovered through the fuel clause. Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $127 million at December 31, 2000. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

Decommissioning and Dismantlement of Generating Plant - FPL accrues nuclear decommissioning costs over the expected service life of each unit. Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. In January 2001, FPL filed updated nuclear decommissioning studies with the FPSC. These studies assume prompt dismantlement for the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. Current plans call for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility. The studies, which are pending FPSC approval, indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $6.8 billion. Decommissioning expense accruals included in depreciation and amortization expense, were $85 million in each of the years 2000, 1999 and 1998. FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2000 dollars, is currently estimated to aggregate $1.8 billion. At December 31, 2000 and 1999, the accumulated provision for nuclear decommissioning totaled approximately $1.5 billion and $1.4 billion, respectively, and is included in accumulated depreciation. See Electric Plant, Depreciation and Amortization.

Similarly, FPL accrues the cost of dismantling its fossil fuel plants over the expected service life of each unit. Fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years. Fossil fuel plant dismantlement studies were filed in September 1998 and were effective January 1, 1999. The dismantlement studies indicated an estimated reserve deficiency of $38 million, which was recovered through the special amortization program. Fossil dismantlement expense was $14 million in 2000 and $17 million in each of the years 1999 and 1998, and is included in depreciation and amortization expense. FPL's portion of the ultimate cost to dismantle its fossil units is $482 million. At December 31, 2000 and 1999, the accumulated provision for fossil dismantlement totaled $246 million and $232 million, respectively, and is included in accumulated depreciation. See Electric Plant, Depreciation and Amortization.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL.
 Securities held in the decommissioning fund are carried at market value with market adjustments resulting in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 4 - Special Use Funds. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Accrual for Major Maintenance Costs - Consistent with regulatory treatment, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. The accrual for nuclear maintenance costs at December 31, 2000 and 1999 totaled $31 million and $42 million, respectively, and is included in other liabilities. Any difference between the estimated and actual costs are included in O&M expenses when known.

FPL Energy's estimated major maintenance costs for each unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. The accrual for FPL Energy's major maintenance costs totaled $33 million at both December 31, 2000 and 1999. Any difference between the estimated and actual costs are included in O&M expenses when known.

Construction Activity - In accordance with FPSC guidelines, FPL has elected not to capitalize interest or a return on common equity on construction projects. The cost of these construction projects is allowed as an element of rate base. FPL Group's unregulated operations capitalize interest on construction projects.

Storm and Property Insurance Reserve Fund (storm fund) - The storm fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See Note 4 - Special Use Funds and Note 13 - Insurance. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Other Investments - Included in other investments is FPL Group's participation in leveraged leases of $154 million at both December 31, 2000 and 1999. Additionally, other investments include notes receivable and non-controlling non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method. See Note 4.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets and related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." See Note 10.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. See Regulation. FPL Group Capital Inc (FPL Group Capital) expenses this cost in the period incurred.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. FPL is included in the consolidated federal income tax return filed by FPL Group. FPL determines its income tax provision on the "separate return method." The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules. This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.

Energy Trading - FPL and FPL Energy engage in limited energy trading activities to optimize the value of electricity and fuel contracts, as well as generating facilities. These activities are accounted for at market value. There were no significant open positions in trading activities at December 31, 2000 or 1999. Substantially all of the effects of FPL's trading activities are reported net and passed through to customers in the fuel clause or capacity cost recovery clause (capacity clause). FPL Energy's trading activities are reflected gross in operating revenues and fuel expense in the consolidated statements of income.

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, FPL Group and FPL adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In January 2001, FPL recorded an initial adjustment to record the fair values of instruments not previously reported on the balance sheet, resulting in derivative liabilities of $5 million, with the net offsetting amount recorded as a deferred regulatory asset. Subsequent changes in the fair values of FPL's derivative instruments will also be deferred in a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses will be passed through the fuel and capacity clauses.

In addition to the amounts recorded by FPL, in January 2001 FPL Energy recorded an initial adjustment to record derivative assets of $37 million, derivative liabilities of $35 million and an increase in investments of $11 million. For those contracts where hedge accounting is applied, the adoption of the new rules resulted in a credit of $10 million to other comprehensive income (in stockholders' equity) for FPL Group. FPL Group recorded a $2 million loss as the cumulative effect on FPL Group's earnings of a change in accounting principle representing the effect of those derivative instruments for which hedge accounting was not applied.

In December 2000, the Financial Accounting Standards Board's Derivatives Implementation Group (DIG) discussed several issues related to the power generation industry, but did not reach conclusions on those issues. The ultimate resolution of these issues could result in a requirement to mark certain of FPL Group's power and fuel agreements to their fair market values each reporting period. If these agreements are required to be treated as derivative instruments, the new accounting would first be applied in the quarter following final resolution of the issues. At this time, management is unable to estimate the effects on the financial statements of any future decisions of the Financial Accounting Standards Board or the DIG.

2.  Merger

In July 2000, FPL Group and Entergy Corporation (Entergy) announced a proposed merger. FPL Group and Entergy shareholders approved the proposed merger in December 2000. The merger will create a company with capabilities and resources to succeed and grow in the competitive energy marketplace. In a tax-free, stock-for-stock exchange, each holder of FPL Group common stock will receive one share of the new holding company for each share of FPL Group common stock, and each holder of Entergy common stock will receive 0.585 of a share of the new holding company for each share of Entergy common stock. Based on the number of common shares outstanding as of December 31, 2000, FPL Group shareholders would own 58 percent of the common equity of the new company and Entergy shareholders would own 42 percent. FPL Group will account for the merger as an acquisition of Entergy under the purchase method of accounting. The companies' objective is to complete the merger by the end of 2001.
However, completion of the merger and the ultimate closing date depend upon meeting a number of conditions, including the receipt of applicable regulatory approvals.

The new company's board of directors, which will include James L. Broadhead, FPL Group chairman and chief executive officer, and J. Wayne Leonard, Entergy chief executive officer, will initially consist of 15 members, eight from FPL Group and seven from Entergy. Corporate headquarters of the merged company will be located in Juno Beach, Florida, while the utility group will be headquartered in New Orleans, Louisiana. Each of the company's six utilities will continue to maintain its headquarters at its present location. In 2000, FPL Group recorded $67 million in merger-related expenses of which FPL recorded $62 million ($38 million after-tax), FPL Energy recorded $2 million ($1 million after-tax) and Corporate and Other recorded $3 million ($2 million after-tax).

3.  Employee Retirement Benefits

FPL Group and its subsidiaries sponsor a noncontributory defined benefit pension plan and defined benefit postretirement plans for health care and life insurance benefits (other benefits) for substantially all employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and a statement of the funded status:


								  Pension Benefits           Other Benefits
								   2000      1999            2000      1999
										  (millions)
Change in benefit obligation:
  Obligation at October 1 of prior year ......................    $1,178    $1,173          $ 335     $ 345
  Service cost ...............................................        44        46              5         6
  Interest cost ..............................................        77        71             22        21
  Participant contributions ..................................         -         -              1         2
  Plan amendments ............................................         6         -              -         -
  Actuarial (gains) losses - net .............................       (20)      (38)             4       (24)
  Acquisitions ...............................................         -         4              -         2
  Benefit payments ...........................................       (80)      (78)           (17)      (17)
Obligation at September 30 ...................................     1,205     1,178            350       335

Change in plan assets:
  Fair value of plan assets at October 1 of prior year .......     2,555     2,329            111       115
  Actual return on plan assets ...............................       284       310              7        12
  Participant contributions ..................................         -         -              1         2
  Benefit payments and expenses ..............................       (89)      (84)           (21)      (18)
Fair value of plan assets at September 30 ....................     2,750     2,555             98       111

Funded Status:
  Funded status at September 30 ..............................     1,545     1,377           (252)     (224)
  Unrecognized prior service cost ............................       (76)      (89)             -         -
  Unrecognized transition (asset) obligation .................       (93)     (117)            42        45
  Unrecognized (gain) loss ...................................      (993)     (900)            15         7
  Prepaid (accrued) benefit cost at FPL Group at December 31 .    $  383    $  271          $(195)   $ (172)

  Prepaid (accrued) benefit cost at FPL at December 31 .......    $  371    $  263          $(191)   $ (168)

The following table provides the components of net periodic benefit cost for the plans:


						   Pension Benefits             Other Benefits
					       Years Ended December 31,     Years Ended December 31,
						2000    1999      1998       2000    1999      1998
								     (millions)
Service cost ................................. $  44   $  46     $  45      $   5    $   6    $   6
Interest cost ................................    77      71        75         21       21       21
Expected return on plan assets ...............  (172)   (156)     (149)        (7)      (7)      (8)
Amortization of transition (asset) obligation.   (23)    (23)      (23)         4        3        3
Amortization of prior service cost ...........    (7)     (8)       (8)         -        -        -
Amortization of losses (gains) ...............   (31)    (22)      (21)         -        1        1
Effect of Maine acquisition ..................     -       -         -          -        2        -
Net periodic (benefit) cost at FPL Group ..... $(112)  $ (92)    $ (81)     $  23    $  26    $  23

Net periodic (benefit) cost at FPL ........... $(108)  $ (89)    $ (80)     $  23    $  23    $  23

The weighted-average discount rate used in determining the benefit obligations was 6.75% and 6.5% for 2000 and 1999, respectively. The assumed level of increase in future compensation levels was 5.5% for all years. The expected long-term rate of return on plan assets was 7.75% for all years.

Based on the current discount rates and current health care costs, the projected 2001 trend assumptions used to measure the expected cost of benefits covered by the plans are 5.8% for persons up to age 65 and 5.4% thereafter. The rate is assumed to decrease over the next two years to the ultimate trend rate of 5% for all age groups and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A 1% increase or decrease in assumed health care cost trend rates would have a corresponding effect on the service and interest cost components and the accumulated obligation of other benefits of approximately $1 million and $13 million, respectively.

4.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values. At December 31, 2000 and 1999, other investments of FPL Group include $300 million and $291 million, respectively, of investments that are carried at estimated fair value or cost, which approximates fair value. The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

										    December 31,
									  2000                        1999
								 Carrying    Estimated       Carrying    Estimated
								  Amount     Fair Value       Amount     Fair Value
										     (millions)
Long-term debt of FPL, including current maturities ..........   $2,642      $2,621(a)       $2,204      $2,123(a)
Long-term debt of FPL Group, including current maturities ....   $4,041      $4,080(a)       $3,603      $3,518(a)
____________________
(a)  Based on quoted market prices for these or similar issues.

Special Use Funds - The special use funds consist of storm fund assets totaling $140 million and $131 million, and decommissioning fund assets totaling $1.357 billion and $1.220 billion at December 31, 2000 and 1999, respectively. Securities held in the special use funds are carried at estimated fair value based on quoted market prices. The nuclear decommissioning fund consists of approximately 40% equity securities and 60% municipal, government, corporate and mortgage- and other asset-backed debt securities with a weighted-average maturity of approximately nine years. The storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately four years. The cost of securities sold is determined on the specific identification method. The funds had approximate realized gains of $8 million and approximate realized losses of $15 million in 2000, $32 million and $22 million in 1999 and $24 million and $4 million in 1998, respectively. The funds had unrealized gains of approximately $258 million and $286 million at December 31, 2000 and 1999, respectively; the unrealized losses at those dates were approximately $4 million and $17 million. The proceeds from the sale of securities in 2000, 1999 and 1998 were approximately $2.0 billion, $2.7 billion and $1.2 billion, respectively.

5.  Common Stock

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 2000, 1999 and 1998, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

Employee Stock Ownership Plan (ESOP) - The employee thrift plans of FPL Group include a leveraged ESOP feature. Shares of common stock held by the Trust for the thrift plans (Trust) are used to provide all or a portion of the employers' matching contributions. Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by FPL Group Capital. Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices.

ESOP-related compensation expense of approximately $22 million, $21 million and $19 million in 2000, 1999 and 1998, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 2000 was approximately $217 million, representing 7 million unallocated shares at the original issue price of $29 per share. The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock as of December 31, 2000 was approximately $538 million.

Long-Term Incentive Plan - As of December 31, 2000, approximately 9 million shares of common stock are reserved and available for awards to officers and employees of FPL Group and its subsidiaries under FPL Group's long-term incentive plan. Restricted stock is issued at market value at the date of grant, typically vests within four years and is subject to, among other things, restrictions on transferability. Performance share awards are typically payable at the end of a three- or four-year performance period and are subject to risk of forfeiture if the specified performance criteria is not met within the vesting period.

The changes in share awards under the incentive plan are as follows:

										      Options (a)
					  Restricted      Performance                    Weighted-Average
					     Stock         Shares (a)        Number       Exercise Price
Balances, December 31, 1997 ..........     219,550           442,588                -             -
  Granted ............................      19,500(b)        178,518(c)             -             -
  Paid/released ......................           -           (80,920)               -             -
  Forfeited ..........................     (22,250)          (29,566)               -             -
Balances, December 31, 1998 ..........     216,800           510,620                -             -
  Granted ............................     210,100(b)        294,662(c)     1,300,000(d)       $51.53
  Paid/released ......................           -           (78,640)               -             -
  Forfeited ..........................     (13,500)          (80,027)        (200,000)         $51.16
Balances, December 31, 1999 ..........     413,400           646,615        1,100,000          $51.59
  Granted ............................      28,350(b)        465,614(c)       564,950(d)       $39.64
  Paid/released/exercised ............    (264,800)       (1,038,375)      (1,060,726)         $49.88
  Forfeited ..........................     (95,700)          (54,854)        (212,056)         $50.51
Balances, December 31, 2000 ..........      81,250            19,000          392,168(e)       $39.58
____________________
(a)  Performance shares and options resulted in 373,431, 252,572 and 128,443 assumed incremental shares of common stock outstanding for purposes of computing diluted earnings per share in 2000, 1999 and 1998, respectively.  These incremental shares did not change basic earnings per share.
(b)  The weighted-average grant date fair value of restricted stock granted in 2000, 1999 and 1998 was $45.55, $53.21 and $61.89 per share, respectively.
(c)  The weighted-average grant date fair value of performance shares granted in 2000, 1999 and 1998 was $41.25, $61.19 and $59.19 per share, respectively.
(d)  The weighted-average grant date fair value of options granted was $39.64 and $51.53 per share in 2000 and 1999, respectively.  The exercise price of each option granted in 2000 and 1999 equaled the market price of FPL Group stock on the date of grant.
(e)  Exercise prices for options outstanding as of December 31, 2000, ranged from $38.13 to $47.63 per share and had a weighted-average remaining contractual life of 9.2 years.  As of December 31, 2000, all outstanding options were exercisable and fully vested.

FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation. FPL Group, however, uses the intrinsic value based method of accounting as permitted by the statement. Stock-based compensation expense was approximately $80 million, $13 million and $10 million in 2000, 1999 and 1998, respectively. Stock-based compensation expense in 2000 reflects merger-related costs associated with the change in control provisions in FPL Group's long-term incentive plan. Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods. Had compensation expense for the options been determined as prescribed by the fair value based method, FPL Group's net income and earnings per share would have been $696 million and $4.10 ($4.09 assuming dilution) in 2000 and $696 million and $4.06 in 1999, respectively.

The fair value of the options granted in 2000 and 1999 were estimated on the date of the grant using the Black-Scholes option-pricing model with a weighted-average expected dividend yield of 3.82% and 3.81%, a weighted-average expected volatility of 20.27% and 17.88%, a weighted-average risk-free interest rate of 6.59% and 5.46% and a weighted-average expected term of 10 years and 9.3 years, respectively.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at an exercise price of $120, subject to adjustment, in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

6.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value. None of these shares is outstanding.
FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006. Preferred stock of FPL consists of the following:(a)

								       December 31, 2000
								     Shares      Redemption       December 31,
								   Outstanding     Price         2000     1999
												  (millions)
Cumulative, $100 Par Value, without sinking fund requirements, authorized 15,822,500 shares:
      4 1/2% Series ...........................................      100,000       $101.00       $ 10     $ 10
      4 1/2% Series A .........................................       50,000       $101.00          5        5
      4 1/2% Series B .........................................       50,000       $101.00          5        5
      4 1/2% Series C .........................................       62,500       $103.00          6        6
      4.32% Series D ..........................................       50,000       $103.50          5        5
      4.35% Series E ..........................................       50,000       $102.00          5        5
      6.98% Series S ..........................................      750,000       $103.49(b)      75       75
      7.05% Series T ..........................................      500,000       $103.52(b)      50       50
      6.75% Series U ..........................................      650,000       $103.37(b)      65       65
Total preferred stock of FPL ..................................    2,262,500                     $226     $226
____________________
(a)  FPL's charter also authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances or redemptions of preferred stock in 2000, 1999 and 1998.
(b)  Not callable prior to 2003.

7.  Debt

Long-term debt consists of the following:

												     December 31,
												   2000       1999
												     (millions)
FPL:
  First mortgage bonds:
    Maturing through 2005 - 5 3/8% to 6 7/8% (a) .............................................    $  725    $  350
    Maturing 2008 through 2016 - 5 7/8% to 7.3% ..............................................       650       650
    Maturing 2023 through 2026 - 7% to 7 3/4% ................................................       516       516
    Medium-term notes - maturing 2003 - 5.79% ................................................        70        70
    Pollution control and industrial development series -
      maturing 2020 through 2027 - 6.7% to 7.5% .............................................         41       150
  Pollution control, solid waste disposal and industrial development revenue bonds -
    maturing 2020 through 2029 - variable, 3.4% and 3.4% average
      annual interest rate, respectively (b) .................................................       658       483
  Unamortized discount - net .................................................................       (18)      (15)
    Total long-term debt of FPL ..............................................................     2,642     2,204
      Less current maturities ................................................................        65       125
      Long-term debt of FPL, excluding current maturities ....................................     2,577     2,079
FPL Group Capital:
  Debentures:
    Maturing 2004 - 6 7/8% ...................................................................       175       175
    Maturing 2006 through 2009 - 7 3/8% to 7 5/8% ............................................     1,225     1,225
  Other long-term debt - maturing 2013 - 7.35% ...............................................         5         5
  Unamortized discount .......................................................................        (6)       (6)
    Total long-term debt of FPL Group Capital ................................................     1,399     1,399
Total long-term debt .........................................................................    $3,976    $3,478
____________________
(a)  In December 2000, FPL issued $500 million principal amount of first mortgage bonds with an interest rate of 6 7/8%, maturing in 2005.
(b)  In December 2000, FPL issued approximately $65 million principal amount of variable-rate bonds maturing in 2024.
     Also in December 2000, FPL redeemed a total of approximately $242 million principal amount of variable-rate bonds maturing between 2026 and 2029.

Minimum annual maturities of long-term debt for FPL Group are approximately $65 million, $170 million, $300 million and $500 million for 2001, 2003, 2004 and 2005, respectively. The amounts for FPL for the same periods are $65 million, $170 million, $125 million and $500 million, respectively.

At December 31, 2000, commercial paper borrowings had a year end weighted-average interest rate of 6.77% for FPL Group (6.60% for FPL). Available lines of credit aggregated approximately $3.0 billion ($853 million for FPL) at December 31, 2000, all of which were based on firm commitments.

8.  Income Taxes

The components of income taxes are as follows:

								    FPL Group                        FPL
							    Years Ended December 31,      Years Ended December 31,
							    2000      1999      1998      2000      1999      1998
										  (millions)
Federal:
  Current .............................................     $ 77      $511      $467      $ 87      $383      $492
  Deferred ............................................      239      (196)     (215)      231       (88)     (169)
  ITC and other - net .................................      (35)      (29)      (27)      (22)      (21)      (24)
      Total federal ...................................      281       286       225       296       274       299
State:
  Current .............................................        6        55        72        13        62        78
  Deferred ............................................       49       (18)      (18)       42        (9)      (21)
      Total state .....................................       55        37        54        55        53        57
Income taxes charged to operations - FPL...............                                    351       327       356
Credited to other income (deductions) - FPL ...........                                    (10)       (3)       (7)
Total income taxes ....................................     $336      $323      $279      $341      $324      $349

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

								     FPL Group                        FPL
							     Years Ended December 31,      Years Ended December 31,
							     2000      1999      1998      2000      1999      1998
Statutory federal income tax rate ........................   35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
Increases (reductions) resulting from:
  State income taxes - net of federal income tax benefit..    3.5       2.4       3.7       3.7       3.8       3.7
  Amortization of ITC ....................................   (2.1)     (2.1)     (2.5)     (2.3)     (2.3)     (2.4)
  Amortization of deferred regulatory credit -
    income taxes .........................................   (1.2)     (1.3)     (1.8)     (1.3)     (1.5)     (1.7)
  Adjustments of prior years' tax matters ................   (2.7)     (2.7)     (6.3)(a)     -      (0.1)      0.1
  Preferred stock dividends - FPL ........................    0.5       0.5       0.5         -         -         -
  Other - net ............................................   (0.7)     (0.2)      1.0       0.3       0.5       0.9
Effective income tax rate ................................   32.3%     31.6%     29.6%     35.4%     35.4%     35.6%
____________________
(a)  Includes the resolution of an audit issue with the Internal Revenue Service (IRS).

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

										FPL Group                 FPL
									       December 31,          December 31,
									      2000      1999        2000      1999
											   (millions)
Deferred tax liabilities:
  Property-related ...................................................       $1,338    $1,377      $1,291    $1,377
  Investment-related .................................................          398       373           -         -
  Other ..............................................................          630       312         520       168
    Total deferred tax liabilities ...................................        2,366     2,062       1,811     1,545

Deferred tax assets and valuation allowance:
  Asset writedowns and capital loss carryforward .....................          156       170           -         -
  Unamortized ITC and deferred regulatory credit - income taxes ......          104       119         104       119
  Storm and decommissioning reserves .................................          277       245         277       245
  Other ..............................................................          474       472         346       379
  Valuation allowance ................................................          (23)      (23)          -         -
    Net deferred tax assets ..........................................          988       983         727       743
Accumulated deferred income taxes ....................................       $1,378    $1,079      $1,084    $  802

The carryforward period for a capital loss from the disposition in a prior year of an FPL Group Capital subsidiary expired at the end of 1996. The amount of the deductible loss from this disposition was limited by IRS rules. FPL Group is challenging the IRS loss limitation and the IRS is disputing certain other positions taken by FPL Group. Tax benefits, if any, associated with these matters will be reported in future periods when resolved.

9.  Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 2000, the proportionate share of FPL's gross investment in these units was $1.174 billion, $329 million and $569 million, respectively; accumulated depreciation was $752 million, $167 million and $288 million, respectively.

FPL is responsible for its share of the operating costs, as well as providing its own financing. These costs are included in FPL Group's and FPL's consolidated statements of income. At December 31, 2000, there was no significant balance of construction work in progress on these facilities. See Note 13 - Litigation.

10.  Acquisition of Maine Assets

During the second quarter of 1999, FPL Energy completed the purchase of Central Maine Power Company's (CMP) non-nuclear generating assets, primarily fossil and hydro power plants, for $866 million. The purchase price was based on an agreement, subject to regulatory approvals, reached with CMP in January 1998. In October 1998, the FERC struck down transmission rules that had been in effect in New England since the 1970s.
 FPL Energy filed a lawsuit in November 1998 requesting a declaratory judgment that CMP could not meet the essential terms of the purchase agreement and, as a result, FPL Energy should not be required to complete the transaction. FPL Energy believed these FERC rulings regarding transmission constituted a material adverse effect under the purchase agreement because of the significant decline in the value of the assets caused by the rulings. The request for declaratory judgment was denied in March 1999 and the acquisition was completed on April 7, 1999. The acquisition was accounted for under the purchase method of accounting and the results of operating the Maine plants have been included in the consolidated financial statements since the acquisition date.

The FERC rulings regarding transmission, as well as the announcement of new entrants into the market and changes in fuel prices since January 1998, resulted in FPL Energy recording a $176 million pre-tax impairment loss to write-down the fossil assets to their fair value, which was determined based on a discounted cash flow analysis. The impairment loss reduced FPL Group's 1999 results of operations and earnings per share by $104 million and $0.61 per share, respectively.

Most of the remainder of the purchase price was allocated to the hydro operations. The hydro plants and related goodwill are being amortized on a straight-line basis over the 40-year term of the hydro plant operating licenses.

11.  Divestiture of Cable Investments

In January 1999, an FPL Group Capital subsidiary sold 3.5 million common shares of Adelphia Communications Corporation (Adelphia) stock and in October 1999 had its one-third ownership interest in a cable limited partnership redeemed, resulting in after-tax gains of approximately $96 million and $66 million, respectively. Both investments had been accounted for under the equity method.

12.  Settlement of Litigation

In October 1999, FPL and the Florida Municipal Power Agency (FMPA) entered into a settlement agreement pursuant to which FPL agreed to pay FMPA a cash settlement; FPL agreed to reduce the demand charge on an existing power purchase agreement; and FPL and FMPA agreed to enter into a new power purchase agreement giving FMPA the right to purchase limited amounts of power in the future at a specified price. FMPA agreed to dismiss the lawsuit with prejudice, and both parties agreed to exchange mutual releases. The settlement reduced FPL's 1999 net income by $42 million.

In September 2000, the bankruptcy court approved the settlement of a contract dispute between FPL and two qualifying facilities. The settlement was approved by the FPSC in October 2000. In December 2000, under the terms of the settlement, the trustee was paid $222.5 million plus security deposits. The funds were subsequently distributed by the trustee as directed by the bankruptcy court. FPL will recover the cost of the settlement through the fuel and capacity clauses over a five-year period beginning January 1, 2002. Also, from the payment date to December 31, 2001, FPL will not receive a return on the unrecovered amount through the fuel and capacity clauses, but instead, the settlement amount will be included as a rate base regulatory asset over that period. See Note 1 -
 Regulation.

13.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.3 billion for 2001 through 2003. Included in this three-year forecast are capital expenditures for 2001 of approximately $1.1 billion. As of December 31, 2000, FPL Energy has made commitments in connection with the development and expansion of independent power projects totaling approximately $380 million. Subsidiaries of FPL Group, other than FPL, have guaranteed approximately $810 million of prompt performance payments, lease obligations, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $363 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $43 million per incident per year.

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $38 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $229 million at December 31, 2000, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL Group has entered into a $3.7 billion long-term agreement with General Electric Company for the supply of 66 gas turbines through 2004 and parts, repairs and on-site services through 2011. The turbines are intended to support expansion at FPL and FPL Energy, and the related commitments for a portion of the 66 gas turbines are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority
(JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 388 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2022. FPL Energy has long-term contracts for the transportation and storage of natural gas with expiration dates ranging from 2002 through 2017, and a contract for the supply of natural gas that expires in mid-2002.

The required capacity and minimum payments through 2005 under these contracts are estimated to be as follows:


									  2001        2002      2003      2004      2005
											     (millions)
FPL:
Capacity payments:
  JEA and Southern Companies ..........................................  $  200       $200      $190      $200      $200
  Qualifying facilities ...............................................  $  320       $330      $340      $350      $340
Minimum payments, at projected prices:
  Natural gas, including transportation ...............................  $1,020       $815      $710      $680      $630
  Coal ................................................................  $   45       $ 45      $ 20      $ 10      $ 10
  Oil .................................................................  $  275       $ 15      $  -      $  -      $  -
FPL Energy:
  Natural gas, including transportation and storage ...................  $   20       $ 20      $ 15      $ 15      $ 15

Charges under these contracts were as follows:

						    2000 Charges           1999 Charges          1998 Charges
							   Energy/                Energy/                Energy/
						 Capacity   Fuel       Capacity    Fuel        Capacity   Fuel
									   (millions)
FPL:
JEA and Southern Companies ..................    $198(a)   $153(b)     $186(a)    $132(b)      $192(a)   $138(b)
Qualifying facilities........................    $318(c)   $135(b)     $319(c)    $121(b)      $299(c)   $108(b)
Natural gas, including transportation .......    $  -      $567(b)     $  -       $373(b)      $  -      $280(b)
Coal ........................................    $  -      $ 50(b)     $  -       $ 43(b)      $  -      $ 50(b)
Oil .........................................    $  -      $354(b)     $  -       $115(b)      $  -      $  -

FPL Energy:
Natural gas, including transportation
  and storage ...............................    $  -      $ 17        $  -       $ 16         $  -      $ 18
_______________
(a)  Recoverable through base rates and the capacity clause.
(b)  Recoverable through the fuel clause.
(c)  Recoverable through the capacity clause.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action against Georgia Power Company and other subsidiaries of The Southern Company for injunctive relief and the assessment of civil penalties for certain violations of the Clean Air Act. Among other things, the EPA alleges Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. The suit seeks injunctive relief requiring the installation of such technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after August 7, 1977 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has filed an answer to the complaint asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. The EPA subsequently moved for leave to file an amended complaint that would extend the suit to other Southern Company subsidiaries and plants and would add an allegation that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions (comparable allegations were made in the original complaint as to other plants but not Scherer Unit No. 4). The Court has not yet ruled on whether to permit the amendment. If amended as proposed, the EPA's demand for civil penalties with respect to Scherer Unit No. 4 would apply to the period commencing on an unspecified date after June 1, 1975.

In 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply a November 1999 federal circuit court of appeals' decision to all qualifying small power production facilities, including two solar facilities operated by partnerships indirectly owned in part by FPL Energy. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted secondary uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in The Public Utility Regulatory Policies Act of 1978, as amended. The petition requests that the FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. The partnerships intend to file a Motion to Intervene and Protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships have always operated the solar facilities in accordance with orders issued by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain in effect.

In 2000, Karen and Bruce Alexander filed suit against FPL Group, FPL, FPL FiberNet, LLC, FPL Group Capital and FPL Investments, Inc. in the Florida circuit court purportedly on behalf of all property owners in Florida whose property is encumbered by defendants' easements and on whose property the defendants have installed or intend to install fiber-optic cable which defendants lease, license or convey for non-electric transmission or distribution purposes, or intend to do so. The lawsuit alleged that FPL's easements did not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs sought injunctive relief, compensatory damages, interest and attorneys' fees. The defendants served an offer of judgment for ten dollars on the named plaintiffs, reflecting the defendants' conclusion that, based on an analysis of the claims and circumstances of these individual plaintiffs, they had not sustained the injuries for which they claimed a right to relief. In January 2001, the plaintiffs accepted this offer of judgment, pursuant to which the suit has been dismissed with prejudice.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the suits.
 Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

14.  Segment Information

FPL Group's reportable segments include FPL, a regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's operating revenues derived from the sale of electricity represented approximately 97%, 98% and 97% of FPL Group's operating revenues in 2000, 1999 and 1998, respectively. Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2000. As of December 31, 2000 and 1999, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:


				   2000                            1999                             1998
			      (a)     Corp.                    (a)     Corp.                    (a)     Corp.
			      FPL     and                      FPL     and                      FPL     and
		       FPL    Energy  Other   Total     FPL    Energy  Other   Total     FPL    Energy  Other   Total
								 (millions)
Operating revenues.. $ 6,361  $  632  $ 89   $ 7,082  $ 6,057  $  323  $ 58   $ 6,438  $ 6,366  $  234  $ 61   $ 6,661
Interest expense.... $   176  $   67  $ 35   $   278  $   163  $   44  $ 15   $   222  $   196  $   84  $ 42   $   322
Depreciation and
  Amortization...... $   975  $   50  $  7   $ 1,032  $   989  $   34  $ 17   $ 1,040  $ 1,249  $   31  $  4   $ 1,284
Equity in earnings
  of equity method
  investees......... $     -  $   45  $  -   $    45  $     -  $   50  $  -   $    50  $     -  $   39  $  -   $    39
Income tax expense
  (benefit)(b)...... $   341  $   36  $(41)  $   336  $   324  $  (42) $ 41   $   323  $   349  $   24  $(94)  $   279
Net income (loss)
  (c)(d)............ $   607  $   82  $ 15   $   704  $   576  $  (46) $167   $   697  $   616  $   32  $ 16   $   664
Significant noncash
  Items............. $   (57) $    -  $100   $    43  $    86  $    -  $  -   $    86  $    34  $    -  $  -   $    34
Capital expenditures
  and investments... $ 1,299  $  507  $ 90   $ 1,896  $   924  $1,540  $ 15   $ 2,479  $   617  $  313  $ 16   $   946
Total assets........ $12,020  $2,679  $601   $15,300  $10,608  $2,212  $621   $13,441  $10,748  $1,092  $189   $12,029
Investment in equity
  method investees.. $     -  $  196  $  -   $   196  $     -  $  166  $  -   $   166  $     -  $  165  $  -   $   165
____________________
(a)  FPL Energy's interest expense is based on an assumed capital structure of 50% debt for operating projects and 100%
     debt for projects under construction.  FPL Energy's 1998 interest expense also includes the cost of terminating an interest rate swap agreement.
(b)  FPL Group allocates income taxes to FPL Energy on the "separate return method" as if it were a tax paying entity.
(c)  Includes merger-related expense recognized in 2000 totaling $41 million after-tax, of which $38 million was recognized by FPL, $1 million by FPL Energy and $2 million by Corporate and Other (see Note 2).
(d)  The following nonrecurring items affected 1999 net income:  FPL settled litigation for $42 million after-tax (see
     Note 12); FPL Energy recorded $104 million after-tax impairment loss (see Note 10); and Corporate and Other divested its cable investments resulting in a $162 million after-tax gain (see Note 11).

15.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:


Condensed Consolidating Statements of Income


			       Year Ended                        Year Ended                       Year Ended
			   December 31, 2000                  December 31, 1999                 December 31, 1998
			       FPL          FPL Group            FPL          FPL Group           FPL          FPL Group
		     FPL      Group   Other  Consoli-   FPL     Group   Other  Consoli-   FPL    Group   Other  Consoli-
		     Group    Capital   (a)    dated    Group   Capital   (a)    dated    Group  Capital   (a)    dated
								   (millions)
Operating revenues  $   -    $ 721   $6,361  $7,082    $   -   $ 380    $6,058   $6,438  $   -   $ 295   $6,366  $6,661
Operating expenses     (-)    (632)  (5,210) (5,842)      (-)   (533)   (4,985)  (5,518)    (-)   (225)  (5,184) (5,409)
Interest charges...   (31)    (102)    (145)   (278)     (32)    (59)     (131)    (222)   (33)   (126)    (163)   (322)
Divestiture of
  cable investments     -        -        -       -        -     257         -      257      -       -        -       -
Other income (de-
  ductions) - net..   726      135     (783)     78      712     108      (755)      65    689      61     (737)     13
Income before
  income taxes.....   695      122      223   1,040      680     153       187    1,020    656       5      282     943
Income tax expense
  (benefit)........    (9)       4      341     336      (17)     15       325      323     (8)    (63)     350     279
Net income (loss).. $ 704    $ 118   $ (118) $  704    $ 697   $ 138    $ (138)  $  697  $ 664   $  68   $  (68) $  664

(a)  Represents FPL, other subsidiaries and consolidating adjustments.




Condensed Consolidating Balance Sheets

						       December 31, 2000                     December 31, 1999
							FPL              FPL Group            FPL              FPL Group
					       FPL     Group     Other    Consoli-   FPL     Group     Other    Consoli-
					       Group   Capital     (a)      dated    Group   Capital     (a)      dated
										(millions)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and
    other property .........................  $     -  $ 1,984   $19,038   $21,022   $     -  $1,386   $18,168   $19,554
  Less accumulated depreciation and
    amortization ...........................        -      170    10,918    11,088         -     105    10,185    10,290
    Total property, plant and equipment - net       -    1,814     8,120     9,934         -   1,281     7,983     9,264
CURRENT ASSETS:
  Cash and cash equivalents ................       12       51        66       129       (16)    376         1       361
  Receivables ..............................       56      418       409       883         -     218       325       543
  Other ....................................        -       66       703       769         -      46       423       469
    Total current assets ...................       68      535     1,178     1,781       (16)    640       749     1,373
OTHER ASSETS:
  Investment in subsidiaries ...............    5,967        -    (5,967)        -     5,805       -    (5,805)        -
  Other ....................................      141    1,365     2,079     3,585       133   1,346     1,325     2,804
    Total other assets .....................    6,108    1,365    (3,888)    3,585     5,938   1,346    (4,480)    2,804
TOTAL ASSETS ...............................  $ 6,176  $ 3,714   $ 5,410   $15,300   $ 5,922  $3,267   $ 4,252   $13,441

CAPITALIZATION:
  Common shareholders' equity ..............  $ 5,593  $   935   $  (935)  $ 5,593   $ 5,370  $1,013   $(1,013)  $ 5,370
  Preferred stock of FPL without
    sinking fund requirements ..............        -        -       226       226         -       -       226       226
  Long-term debt ...........................        -    1,400     2,576     3,976         -   1,399     2,079     3,478
    Total capitalization ...................    5,593    2,335     1,867     9,795     5,370   2,412     1,292     9,074
CURRENT LIABILITIES:
  Accounts payable and commercial paper ....        -      705     1,017     1,722         -     273       473       746
  Other ....................................      467      186       388     1,041       485     141       498     1,124
    Total current liabilities ..............      467      891     1,405     2,763       485     414       971     1,870
OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes and
    unamortized tax credits ................        -      399     1,248     1,647         -     365     1,024     1,389
  Other ....................................      116       89       890     1,095        67      76       965     1,108
    Total other liabilities and deferred
      credits ..............................      116      488     2,138     2,742        67     441     1,989     2,497
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES .......  $ 6,176  $ 3,714   $ 5,410   $15,300   $ 5,922  $3,267   $ 4,252   $13,441

(a)  Represents FPL, other subsidiaries and consolidating adjustments.


Condensed Consolidating Statements of Cash Flows


			      Year Ended                         Year Ended                         Year Ended
			   December 31, 2000                 December 31, 1999                  December 31, 1998
					      FPL                                FPL                             FPL
			    FPL              Group            FPL               Group            FPL            Group
		     FPL    Group   Other    Consoli-  FPL    Group    Other   Consoli-   FPL    Group   Other  Consoli-
		    Group  Capital   (a)      dated   Group  Capital    (a)     dated    Group  Capital   (a)    dated
							       (millions)

NET CASH PROVIDED
  BY (USED IN)
  OPERATING
  ACTIVITIES        $ 959   $ 159  $  (142)  $   976  $ 594  $    56   $ 913   $ 1,563   $ 654   $   8  $1,081  $ 1,743

CASH FLOWS FROM
  INVESTING
  ACTIVITIES:
  Capital
    expenditures
    and independent
    power
    investments         -    (507)  (1,299)   (1,806)     -   (1,540)   (861)   (2,401)      -    (521)   (617)  (1,138)
  Capital contributions
    to FPL Group
    Capital and FPL  (418)      -      418         -   (127)       -     127         -    (249)      -     249        -
  Other - net           3     (34)    (106)     (137)   (18)     313     (66)      229       -     427     (84)     343
    Net cash used
    in investing
    activities       (415)   (541)    (987)   (1,943)  (145)  (1,227)   (800)   (2,172)   (249)    (94)   (452)    (795)

CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Issuance of long-
    term debt           -       -      947       947      -    1,385     224     1,609       -     146     197      343
  Retirement of
    long-term debt      -       -     (515)     (515)     -     (130)   (454)     (584)      -    (338)   (389)    (727)
  Increase (decrease)
    in short-term debt  -     353      466       819      -      135      94       229       -      16     (40)     (24)
  Capital
    contributions
    from FPL Group      -      18      (18)        -      -      127    (127)        -       -     249    (249)       -
  Repurchases of
    common stock     (150)      -        -      (150)  (116)       -       -      (116)    (62)      -       -      (62)
  Dividends          (366)   (314)     314      (366)  (355)       -       -      (355)   (345)      -       -     (345)
    Net cash
    provided by
    (used in)
     financing
     activities      (516)     57    1,194       735   (471)   1,517    (263)      783    (407)     73    (481)    (815)

Net increase
  (decrease) in
  cash and cash
  equivalents          28    (325)      65      (232)   (22)     346    (150)      174      (2)    (13)    148      133
Cash and cash
  equivalents
  at beginning
  of year             (16)    376        1       361      6       30     151       187       8      43       3       54
Cash and cash
  equivalents
  at end of
  year              $  12   $  51  $    66   $   129  $ (16) $   376   $   1   $   361   $   6   $  30  $  151  $   187

(a)  Represents FPL, other subsidiaries and consolidating adjustments.

16.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:


				       March 31 (a)         June 30 (a)        September 30 (a)   December 31 (a)
							  (millions, except per share amounts)
FPL Group:
	       2000
Operating revenues ................  $          1,468    $            1,670    $          2,087   $        1,857
Operating income ..................  $            237    $              347    $            511   $          145(c)
Net income ........................  $            121    $              204    $            314   $           65(c)
Earnings per share: (b)
  Basic ...........................  $           0.71    $             1.20    $           1.85   $         0.39(c)
  Assuming dilution ...............  $           0.71    $             1.20    $           1.84   $         0.38(c)
Dividends per share ...............  $           0.54    $             0.54    $           0.54   $         0.54
High-low common stock sales prices.  $  48 1/4-36 3/8    $50 13/16-41 13/16    $  67 1/8-47 1/8   $    73-59 3/8

	       1999
Operating revenues ................  $          1,412    $            1,614    $          1,892   $        1,520
Operating income ..................  $            208    $              135(d) $            470   $          107(e)
Net income ........................  $            209(f) $               77(d) $            291   $          120(e)(g)
Earnings per share (basic and
  assuming dilution) (b)...........  $           1.22(f) $             0.45(d) $           1.70   $         0.71(e)(g)
Dividends per share ...............  $           0.52    $             0.52    $           0.52   $         0.52
High-low common stock sales prices.  $61 15/16-50 1/8    $    60 1/2-52 7/8    $56 11/16-49 1/8   $52 1/2-41 1/8



FPL:
	       2000
Operating revenues ................  $          1,338    $             1,533     $          1,917   $        1,573
Operating income ..................  $            151    $               218     $            326   $          105(c)
Net income ........................  $            110    $               176     $            279   $           57(c)
Net income available to FPL Group..  $            106    $               172     $            275   $           54(c)

	       1999
Operating revenues ................  $          1,359    $             1,511     $          1,769   $        1,418
Operating income ..................  $            150    $               207     $            303   $           86(e)
Net income ........................  $            108    $               167     $            268   $           48(e)
Net income available to FPL Group..  $            104    $               163     $            264   $           45(e)
____________________

(a)  In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the year.
(b)  The sum of the quarterly amounts may not equal the total for the year due to rounding.
(c)  Includes merger-related expenses.
(d)  Includes impairment loss on Maine assets.
(e)  Includes the settlement of litigation between FPL and FMPA.
(f)  Includes gain on the sale of an investment in Adelphia common stock.
(g)  Includes gain on the redemption of a one-third ownership interest in a cable limited partnership.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

			     PART III

Item 10.  Directors and Executive Officers of the Registrants

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I. Business - Executive Officers of the Registrants.

			  FPL DIRECTORS(a)

James L. Broadhead. Mr. Broadhead, 65, is chairman and chief executive officer of FPL and FPL Group. He is a director of Delta Air Lines, Inc., New York Life Insurance Company and The Pittston Company, and a trustee emeritus of Cornell University. Mr. Broadhead has been a director of FPL and FPL Group since 1989.

Dennis P. Coyle. Mr. Coyle, 62, is general counsel and secretary of FPL and FPL Group. He is a director of Adelphia Communications Corporation. Mr. Coyle has been a director of FPL since 1990.

Paul J. Evanson. Mr. Evanson, 59, is president of FPL. He is a director of Lynch Interactive Corporation. Mr. Evanson has been a director of FPL since 1992 and a director of FPL Group since 1995.

Lawrence J. Kelleher. Mr. Kelleher, 53, is senior vice president, human resources and corporate services of FPL and vice president, human resources of FPL Group. Mr. Kelleher has been a director of FPL since 1990.

Armando J. Olivera. Mr. Olivera, 51, is senior vice president, power systems of FPL. Mr. Olivera has been a director of FPL since 1999.

Thomas F. Plunkett. Mr. Plunkett, 61, is president of FPL's nuclear division. Mr. Plunkett has been a director of FPL since 1996.

Antonio Rodriguez. Mr. Rodriguez, 58, is senior vice president, power generation division of FPL. Mr. Rodriguez has been a director of FPL since 1999.
____________________
(a) Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business - Executive Officers of the Registrants.

Item 11.  Executive Compensation

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 2000.

SUMMARY COMPENSATION TABLE


									      Long-Term
				       Annual Compensation                   Compensation
						       Other                 Number of    Long-Term     All
						       Annual   Restricted   Securities   Incentive     Other
						       Compen-  Stock        Underlying   Plan          Compen-
Name and Principal Position   Year  Salary    Bonus    sation   Awards(a)    Options      Payouts(b)    sation(c)
James L. Broadhead            2000 $974,400 $1,132,740 $20,632  $        -           -    $21,053,233  $13,563,705
  Chairman of the Board and   1999  943,000    895,850  18,809   2,412.005     250,000      1,083,272       12,658
    Chief Executive Officer   1998  847,875    937,125   9,809           -           -      1,788,731       12,009
    of FPL and FPL Group

Paul J. Evanson               2000  660,000    660,700  11,105           -           -     10,395,654        8,544
  President of FPL            1999  628,500    616,900   8,656   1,278,900     150,000        458,985       13,539
			      1998  592,500    546,900   2,785           -           -        704,304       13,746

Dennis P. Coyle               2000  410,640    310,045   8,487           -           -      5,892,417        7,900
  General Counsel and         1999  399,832    259,891   7,964     964,802     100,000        236,783       10,259
    Secretary of FPL          1998  357,000    257,040     595           -           -        368,079        9,737
    and FPL Group

Thomas F. Plunkett            2000  375,000    243,000  11,121           -           -      5,902,937        8,391
  President, Nuclear          1999  340,000    219,100  10,088     255,780     100,000        179,564       10,146
    Division of FPL           1998  302,500    177,900   3,482           -           -        103,481       10,344

Lawrence J. Kelleher          2000  316,680    240,723  11,952           -           -      5,757,767        7,616
  Senior Vice President,      1999  306,475    220,662  10,213     964,802     100,000        267,694       10,661
    Human Resources and       1998  267,750    194,119   3,108           -           -        222,173        9,724
    Corporate Services of FPL
    and Vice President, Human
    Resources of FPL Group
____________________
(a)  At December 31, 2000, none of the named officers held any shares of restricted common stock.
(b)  FPL Group shareholders' December 15, 2000 approval of the proposed merger with Entergy Corporation resulted in a change of control under the definition in FPL Group's 1994 Long Term Incentive Plan.  Upon the change of control, all performance criteria of performance-based awards, restricted stock and other stock-based awards held by the executive officers were deemed fully achieved and all such awards were deemed fully earned and vested; all options and other exercisable rights became exercisable and vested; the restrictions, deferral limitations and forfeiture conditions applicable to all awards under the Plan lapsed; and all outstanding awards were canceled and the holder thereof paid in cash on the basis of the highest trading price of FPL Group common stock during the 60-day period preceding the date that the shareholders approved the merger.
(c)  For 2000, represents employer matching contributions to employee thrift plans and employer contributions for life insurance as follows:

					  Thrift Match   Life Insurance
     Mr. Broadhead .......................   $7,494          $1,245
     Mr. Evanson .........................    8,075             469
     Mr. Coyle ...........................    7,494             406
     Mr. Plunkett ........................    8,075             316
     Mr. Kelleher ........................    7,494             122

Also represents FPL's portion of the distribution upon change of control on December 15, 2000 to Mr. Broadhead of his already vested benefit under his individual supplemental retirement plan. Mr. Broadhead's vested lump sum benefit payable in cash as of December 15, 2000, was $14,021,598; this amount included the value of 96,800 shares of restricted Common Stock awarded to him in 1991 for the purpose of financing this plan, which would have otherwise vested on January 2, 2001. Also includes for Mr. Broadhead, $585,046 in cash that accrued in a trust established to receive dividends from the 96,800 restricted shares that was not part of the supplemental retirement plan lump sum benefit.

Long-Term Incentive Plan Awards - In 2000, performance awards and shareholder value awards under FPL Group's Long-Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

Performance Share Awards


										     Estimated Future Payouts
					Number of       Performance Period       Under Non-Stock Price-Based Plans
		Name                     Shares            Until Payout               Target(#)    Maximum(#)
James L. Broadhead ................      28,257         1/1/00 - 12/31/03              28,257       45,211
Paul J. Evanson ...................      11,303         1/1/00 - 12/31/03              11,303       18,085
Dennis P. Coyle ...................       6,495         1/1/00 - 12/31/03               6,495       10,392
Thomas F. Plunkett ................       5,505         1/1/00 - 12/31/03               5,505        8,808
Lawrence J. Kelleher ..............       5,009         1/1/00 - 12/31/03               5,009        8,014


The performance share awards in the preceding table are, under normal circumstances, payable at the end of the four-year performance period. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. Annual incentive compensation is based on the attainment of net income goals for FPL and FPL Group, which are established by the Compensation Committee of FPL Group's Board of Directors (the Committee) at the beginning of the year. The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate and business unit performance measures, and in the discretion of the Committee. Mr. Broadhead's annual incentive compensation for 2000 was based on the achievement of FPL Group's net income goals and the following performance measures for FPL (weighted 75%) and the non-utility and/or new businesses (weighted 25%) and upon certain qualitative factors. For FPL, the incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, net income, regulatory return on equity and operating cash flow. The operating indicators were service reliability as measured by the frequency and duration of service interruptions and service unavailability; system performance as measured by availability factors for the fossil power plants, and an industry index for the nuclear power plants; employee safety; number of significant environmental violations; customer satisfaction survey results; load management installed capability and conservation programs' annual installed capacity. For the non-utility and/or new businesses, the performance measures were total combined return on equity; non-utility net income and return on equity; corporate and other net income; employee safety; number of significant environmental violations and the development of a plan to meet five-year growth objectives. The qualitative factors included measures to position FPL Group for increased competition and initiating other actions that significantly strengthen FPL Group and enhance shareholder value.

Shareholder Value Awards


										     Estimated Future Payouts
					Number of       Performance Period       Under Non-Stock Price-Based Plans
		Name                     Shares            Until Payout               Target(#)    Maximum(#)
James L. Broadhead ................      19,266         1/1/00 - 12/31/02              19,266       30,826
Paul J. Evanson ...................       9,688         1/1/00 - 12/31/02               9,688       15,501
Dennis P. Coyle ...................       4,872         1/1/00 - 12/31/02               4,872        7,795
Thomas F. Plunkett ................       4,128         1/1/00 - 12/31/02               4,128        6,605
Lawrence J. Kelleher ..............       3,757         1/1/00 - 12/31/02               3,757        6,011

The shareholder value awards in the preceding table are, under normal circumstances, payable at the end of the three-year performance period.
The amount of the payout is determined by multiplying the participant's target number of shares by a factor derived by comparing the average annual total shareholder return of FPL Group (price appreciation of FPL Group common stock plus dividends) to the total shareholder return of the Dow Jones Electric Utilities Index companies over the three-year performance period. The payout may not exceed 160% of targeted awards.

On December 15, 2000, FPL Group shareholders approved the proposed merger with Entergy Corporation, resulting in a change of control under the definition in FPL Group's 1994 Long Term Incentive Plan. Upon the change of control, all performance criteria of performance-based awards held by the named executive officers, including the Performance Share Awards and Shareholder Value Awards shown in the preceding tables, were deemed fully achieved, and all such awards were deemed fully earned and vested, were canceled, and were paid in cash to the holder thereof on the basis of the highest trading price of FPL Group common stock during the 60-day period preceding the date that the shareholders approved the merger.

The named officers did not receive any stock option grants during 2000, did not exercise any stock options during 2000 and held no exercisable options at the end of the year.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan which covers FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 2000 at age 65 after the indicated years of service.

Pension Plan Table


 Eligible Average                                                             Years of Service
Annual Compensation                                           10        20          30           40          50
$  300,000 ...........................................     $ 58,704  $  117,397  $  146,101  $  154,543  $  156,931
   400,000 ...........................................       78,704     157,397     196,101     207,043     209,431
   500,000 ...........................................       98,704     197,397     246,101     259,543     261,931
   600,000 ...........................................      118,704     237,397     296,101     312,043     314,431
   700,000 ...........................................      138,704     277,397     346,101     364,543     366,931
   800,000 ...........................................      158,704     317,397     396,101     417,043     419,431
   900,000 ...........................................      178,704     357,397     446,101     469,543     471,931
 1,000,000 ...........................................      198,704     397,397     496,101     522,043     524,431
 1,100,000 ...........................................      218,704     437,397     546,101     574,543     576,931
 1,200,000 ...........................................      238,704     477,397     596,101     627,043     629,431
 1,300,000 ...........................................      258,704     517,397     646,101     679,543     681,931
 1,400,000 ...........................................      278,704     557,397     696,101     732,043     734,431
 1,500,000 ...........................................      298,704     597,397     746,101     784,543     786,931
 1,600,000 ...........................................      318,704     637,397     796,101     837,043     839,431
 1,700,000 ...........................................      338,704     677,397     846,101     889,543     891,931
 1,800,000 ...........................................      358,704     717,397     896,101     942,043     944,431
 1,900,000 ...........................................      378,704     757,397     946,101     994,543     996,931
 2,000,000 ...........................................      398,704     797,397     996,101   1,047,043   1,049,431
 2,100,000 ...........................................      418,704     837,397   1,046,101   1,099,543   1,101,931
 2,200,000 ...........................................      438,704     877,397   1,096,101   1,152,043   1,154,431
 2,300,000 ...........................................      458,704     917,397   1,146,101   1,204,543   1,206,931
 2,400,000 ...........................................      478,704     957,397   1,196,101   1,257,043   1,259,431
 2,500,000 ...........................................      498,704     997,397   1,246,101   1,309,543   1,311,931
 2,600,000 ...........................................      518,704   1,037,397   1,295,101   1,362,043   1,364,431
 2,700,000 ...........................................      538,704   1,077,397   1,348,101   1,414,543   1,416,931
 2,800,000 ...........................................      558,704   1,117,397   1,396,101   1,467,043   1,469,431

The compensation covered by the plans includes annual salaries and bonuses of certain officers of FPL Group and annual salaries of officers of FPL, as shown in the respective Summary Compensation Tables, but no other amounts shown in those tables. Estimated credited years of service for the FPL executive officers named in the Summary Compensation Table are: Mr. Broadhead, 12 years; Mr. Evanson, 8 years; Mr. Coyle, 11 years; Mr. Plunkett, 10 years and Mr. Kelleher, 33 years. Amounts shown in the table reflect deductions to partially cover employer contributions to social security.

A supplemental retirement plan for Mr. Coyle provides for benefits based on two times his credited years of service. A supplemental retirement plan for Mr. Evanson provides for benefits based on two times his credited years of service up to age 65 and one times his credited years of service thereafter. A supplemental retirement plan for Mr. Plunkett provides for benefits, upon retirement at age 62 or more, based on two times his credited years of service up to age 65 and one times his credited years of service thereafter.

FPL Group sponsors a split-dollar life insurance plan for certain of FPL's and FPL Group's senior officers, including the FPL executive officers named in the Summary Compensation Table. Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group. If the officer dies prior to retirement (defined to include age plus years of service), or for Mr. Kelleher during employment or after retirement but prior to age 65, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death. If the officer dies after retirement, or for Mr. Kelleher on or after 65 but before termination of his split dollar agreement, the officer's beneficiaries receive between 50% to 100% (100% to 180% depending upon age at time of death for Mr. Kelleher) of the officer's final annual salary. Upon termination of the agreement after 10 years, at age 65 or termination of employment which qualifies as retirement, whichever is later, the life insurance policies will be assigned to the officer or his beneficiary.
Each officer is taxable on the insurance carrier's one-year term rate for his life insurance coverage.

Employment Agreements - On December 15, 2000, when FPL Group's shareholders approved the proposed merger with Entergy Corporation, previously-existing employment agreements between FPL Group and certain officers, including the individuals named in the Summary Compensation Table, became effective. The agreements provide that the officer shall be employed by FPL Group for a period of four years (five years in the case of Mr. Broadhead) in a position at least commensurate with his position with FPL Group in December 2000. During the employment period the officer shall be paid an annual base salary at least equal to his annual base salary for 2000, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; shall be paid an annual bonus at least equal to the highest bonus paid to him for any of the three years immediately preceding 2000; be given the opportunity to earn long term incentive compensation at least as favorable as such opportunities given to other peer officers of FPL Group during 2000 or thereafter and shall be entitled to participate in employee benefit plans providing benefits at lest as favorable as those provided to other peer officers of FPL Group during 2000 or thereafter.

In the event that the officer's employment is terminated (except for death, disability, or cause) or if the officer terminates his employment for good reason, as defined in the agreement, the officer is entitled to severance benefits in the form of a lump-sum payment equal to the compensation due for the remainder of the employment period or for two years, whichever is longer. Such benefits would be based on the officer's then base salary plus an annual bonus at least equal to the bonus for the year 2000. The officer is also entitled to the maximum amount payable under all long-term incentive compensation grants outstanding, continued coverage under all employee benefit plans, supplemental retirement benefits and reimbursement for any tax penalties incurred as a result of the severance payments.

As discussed in the joint proxy/prospectus of FPL Group and Entergy Corporation dated November 7, 2000, upon completion of the proposed merger with Entergy Mr. Broadhead would become entitled pursuant to his employment agreement to terminate his employment for good reason, and receive the severance benefits described above, because of the change in his titles and responsibilities with the new holding company. In order to retain Mr. Broadhead's services following the merger FPL Group agreed to pay him, upon completion of the merger, the severance benefits to which he then would become entitled if his employment were terminated, and the new holding company has entered into an employment agreement with Mr. Broadhead under which he will receive an annual base salary, and will have incentive compensation opportunities no less favorable than in effect immediately prior to consummation of the merger. The employment agreement provides for continuation of all the terms and conditions of Mr. Broadhead's employment agreement with FPL Group, except that any severance payments as to which he may become eligible will be offset by the amount payable to him upon consummation of the merger, as described above.

Director Compensation - All of the directors of FPL are salaried employees of FPL Group and its subsidiaries and do not receive any additional compensation for serving as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:

					    Name                                               Number of Shares (a)
James L. Broadhead ......................................................................         91,789
Dennis P. Coyle .........................................................................         26,439(b)
Paul J. Evanson .........................................................................         47,021
Lawrence J. Kelleher ....................................................................         23,038
Armando J. Olivera ......................................................................         14,049
Thomas F. Plunkett ......................................................................         15,070
Antonio Rodriguez .......................................................................          7,632
All directors and executive officers as a group .........................................        243,916(b)(c)
____________________
(a)  Information is as of January 31, 2001, except for holdings under the thrift plans, which are as of December 31,
     2000.  Unless otherwise indicated, each person has sole voting and sole investment power.
(b)  Includes 25 shares owned by Mr. Coyle's wife, as to which Mr. Coyle disclaims beneficial ownership.
(c)  Less than 1% of FPL Group's common stock outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 2000 except one transaction involving a gift transfer by Mr. Broadhead to a trust for the benefit of members of Mr. Broadhead's family was inadvertently not reported on Form 5 on a timely basis for fiscal year 1999 due to an oversight by counsel to FPL Group.

Item 13.  Certain Relationships and Related Transactions

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - None


			     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     1.  Financial Statements                                  Page(s)

	    Independent Auditors' Report                           18
	    FPL Group:
	      Consolidated Statements of Income                    19
	      Consolidated Balance Sheets                          20
	      Consolidated Statements of Cash Flows                21
	      Consolidated Statements of Shareholders' Equity      22

	    FPL:
	      Consolidated Statements of Income                    23
	      Consolidated Balance Sheets                          24
	      Consolidated Statements of Cash Flows                25
	      Consolidated Statements of Shareholder's Equity      26
	    Notes to Consolidated Financial Statements           27-42

	2. Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.  Exhibits including those Incorporated by Reference

	    Exhibit                                                                                     FPL
	    Number                                Description                                           Group    FPL
	    *2         Agreement and Plan of Merger dated as of July 30, 2000, among FPL Group,           x       x
		       Entergy, WCB Holding Corp., Ranger Acquisition Corp. and Ring Acquisition
		       Corp. (filed as Exhibit 2.1 to both FPL Group's Form 8-K dated July 31,
		       2000, File No. 1-8841 and FPL's Form 8-K dated August 3, 2000, File No.
		       1-3545)

	    *3(i)a     Restated Articles of Incorporation of FPL Group dated December 31, 1984,           x
		       as amended through December 17, 1990 (filed as Exhibit 4(a) to Post-
		       Effective Amendment No. 5 to Form S-8, File No. 33-18669)

	    *3(i)b     Amendment to FPL Group's Restated Articles of Incorporation dated June 27,         x
		       1996 (filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1996,
		       File No. 1-8841)

	    *3(i)c     Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as                   x
		       Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No.
		       1-3545)

	    *3(i)d     Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992                 x
		       (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993,
		       File No. 1-3545)

	    *3(i)e     Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992                   x
		       (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993,
		       File No. 1-3545)

	    *3(i)f     Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993                 x
		       (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993,
		       File No. 1-3545)

	    *3(i)g     Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993                  x
		       (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993,
		       File No. 1-3545)

	    *3(i)h     Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993                x
		       (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993,
		       File No. 1-3545)

	    *3(i)i     Amendment to FPL's Restated Articles of Incorporation dated November 30,                   x
		       1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31,
		       1993, File No. 1-3545)

	     3(ii)a    Bylaws of FPL Group as amended February 12, 2001                                   x

	    *3(ii)b    Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated                     x
		       May 1, 1992, File No. 1-3545)

	    *4(a)      Form of Rights Agreement, dated as of July 1, 1996, between FPL Group              x
		       and The First National Bank of Boston (filed as Exhibit 4 to Form 8-K
		       dated June 17, 1996, File No. 1-8841)

	    *4(b)      Amendment to Rights Agreement dated as of July 30, 2000, between FPL               x
		       Group and Fleet National Bank (f/k/a The First National Bank of Boston),
		       as the Rights Agent (filed as Exhibit 2 to Form 8-A/A dated July 31, 2000,
		       File No. 1-8841)

	    *4(c)      Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-nine            x       x
		       Supplements thereto between FPL and Bankers Trust Company and The
		       Florida National Bank of Jacksonville (now First Union National Bank of
		       Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers
		       Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a),
		       File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No.
		       2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093;
		       Exhibit 4(c), File  No. 2-11491; Exhibit 4(b)-1, File No. 2-12900;
		       Exhibit 4(b)-1, File No. 2-13255; Exhibit  4(b)-1, File No. 2-13705;
		       Exhibit  4(b)-1, File No.  2-13925; Exhibit 4(b)-1, File No. 2-15088;
		       Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501;
		       Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit
		       2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c),
		       File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File
		       No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No.
		       2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
		       Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit
		       2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c),
		       File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No.
		       2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228;
		       Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File
		       No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No.
		       2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
		       Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits
		       4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
		       Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment
		       No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective
		       Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form
		       10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit
		       4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545;
		       Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File
		       No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,
		       1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended
		       June 30, 1998, File No. 1-3545; and Exhibit 4 to Form 10-Q for the
		       quarter ended March 31, 1999, File No. 1-8841)

	    *4(d)      Indenture, dated as of June 1, 1999, between FPL Group Capital Inc and             x
		       The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K
		       Dated July 16, 1999, File No. 1-8841)

	    *4(e)      Guarantee Agreement between FPL Group, Inc. (as Guarantor) and                     x
		       The Bank of New York (as Guarantee Trustee) date as of June 1, 1999
		       (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

	     4(f)      One-hundredth Supplemental Indenture dated as of December 1, 2000                  x       x
		       between FPL and Bankers Trust Company, Trustee

	     4(g)      One Hundred First Supplemental Indenture dated as of December 1,                   x       x
		       2000 between FPL and Bankers Trust Company, Trustee

	    *10(a)     FPL Group Supplemental Executive Retirement Plan, amended and restated             x
		       effective April 1, 1997 (filed as Exhibit 10(a) to Form 10-K for the
		       year ended December 31, 1999, File No. 1-8841)

	    *10(b)     Amendments # 1 and 2 effective January 1, 1998 to FPL Group Supplemental           x
		       Executive Retirement Plan, amended and restated effective April 1, 1997
		       (filed as Exhibit 10(b) to Form 10-K for the year ended December 31,
		       1999, File No. 1-8841)

	    *10(c)     Amendment #3 effective January 1, 1999, to FPL Group Supplemental                  x
		       Executive Retirement Plan, amended and restated effective April 1, 1997
		       (filed as Exhibit 10(c) to Form 10-K for the year ended December 31,
		       1999, File No. 1-8841)

	    *10(d)     Supplement to the FPL Group Supplemental Executive Retirement Plan                 x
		       as it applies to Paul J. Evanson effective January 1, 1996 (filed as
		       Exhibit 10(b) to Form 10-K for the year ended December 31, 1996, File
		       No. 1-8841)

	    *10(e)     Supplement to the FPL Group Supplemental Executive Retirement Plan as              x
		       it applies to Thomas F. Plunkett (filed as Exhibit 10(e) to Form 10-K
		       for the year ended December 31, 1997, File No. 1-8841)

	     10(f)     Supplemental Executive Retirement Plan for Dennis P. Coyle effective               x
		       November 15, 1993

	    *10(g)     Long-Term Incentive Plan 1994 (filed as Exhibit 4(d) to Form S-8, File             x
		       No. 33-57673)

	     10(h)     Annual Incentive Plan                                                              x

	    *10(i)     FPL Group, Inc. Deferred Compensation Plan, amended and restated effective         x
		       January 1, 1995 (filed as Exhibit 99 to Form S-8, File No. 333-88067

	    *10(j)     FPL Group Executive Long Term Disability Plan effective January 1, 1995            x
		       (filed as Exhibit 10(g) to Form 10-K for the year ended December 31,
		       1995, File No. 1-8841)

	    *10(k)     Employment Agreement between FPL Group and James L. Broadhead, amended and         x
		       restated as of May 10, 1999 (filed as Exhibit 10(a) to Form 10-Q for the
		       quarter ended September 30, 1999, File No. 1-8841)

	    *10(l)     Employment Agreement between FPL Group and Dennis P. Coyle, amended and            x
		       restated as of May 10, 1999 (filed as Exhibit 10(b) to Form 10-Q for the
		       quarter ended September 30, 1999, File No. 1-8841)


	    *10(m)     Employment Agreement between FPL Group and Paul J. Evanson, amended and            x
		       restated as of May 10, 1999 (filed as Exhibit 10(c) to Form 10-Q for the
		       quarter ended September 30, 1999, File No. 1-8841)

	    *10(n)     Employment Agreement between FPL Group and Lewis Hay, III, dated                   x
		       as of September 13, 1999 (filed as Exhibit 10(d) to Form 10-Q for the
		       quarter ended September 30, 1999, File No. 1-8841)

	    *10(o)     Employment Agreement between FPL Group and Lawrence J. Kelleher, amended           x
		       and restated as of May 10, 1999 (filed as Exhibit 10(e) to Form 10-Q for the
		       quarter ended September 30, 1999, File No. 1-8841)

	    *10(p)     Employment Agreement between FPL Group and Thomas F. Plunkett, amended and         x
		       restated as of May 10, 1999 (filed as Exhibit 10(f) to Form 10-Q for the
		       quarter ended September 30, 1999, File No. 1-8841)

	    *10(q)     Employment Agreement between FPL Group and Armando J. Olivera, dated as            x
		       of June 12, 2000 (filed as Exhibit 10(a) to Form 10-Q for the quarter
		       ended June 30, 2000, File No. 1-8841)

	    *10(r)     Employment Agreement between FPL Group and Antonio Rodriguez, dated as             x
		       of June 12, 2000 (filed as Exhibit 10(b) to Form 10-Q for the quarter
		       ended June 30, 2000, File No. 1-8841)

	    *10(s)     FPL Group, Inc. Non-Employee Directors Stock Plan dated as of March 17,            x
		       1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No.
		       1-8841)

	    *10(t)     Employment Agreement dated as of July 30, 2000, between WCB Holding                x       x
		       Corp. and James L. Broadhead (filed as Exhibit 10.1 to both FPL Group's
		       Form 8-K dated July 31, 2000, File No. 1-8841 and FPL's Form 8-K dated
		       August 3, 2000, File No. 1-3545)

	    *10(u)     Employment Agreement dated as of July 30, 2000 between WCB Holding Corp.           x       x
		       and J. Wayne Leonard (filed as Exhibit 10.2 to both FPL Group's Form 8-K
		       dated July 31, 2000, File No. 1-8841 and FPL's Form 8-K dated August 3,
		       2000, File No. 1-3545)

	     10(v)     Retention Bonus Plan dated November 6, 2000                                        x

	     10(w)     Form of Split Dollar Agreement between FPL Group and each of                       x
		       James L. Broadhead, Dennis P. Coyle, Paul J. Evanson,
		       Lewis Hay, III, Lawrence J. Kelleher and Thomas F. Plunket

	     12(a)     Computation of Ratio of Earnings to Fixed Charges                                  x

	     12(b)     Computation of Ratios                                                                      x

	     21        Subsidiaries of the Registrant                                                     x

	     23        Independent Auditors' Consent                                                      x       x

____________________
* Incorporated herein by reference


(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed with the Securities
     Exchange Commission on November 2, 2000 by FPL Group and FPL reporting one event under Items 5. Other Events.

     A Current Report on Form 8-K was filed with the Securities
     Exchange Commission on December 15, 2000 by FPL Group and FPL reporting one event under Items 5. Other Events.







		       FPL GROUP, INC. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		       FPL Group, Inc.


		       JAMES L. BROADHEAD
		       James L. Broadhead
		    Chairman of the Board and
		     Chief Executive Officer
	     (Principal Executive Officer and Director)

Date:  March 5, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature and Title as of March 5, 2001:


K. MICHAEL DAVIS
K. Michael Davis
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Directors:



H. JESSE ARNELLE                WILLARD D. DOVER
H. Jesse Arnelle                Willard D. Dover



				ALEXANDER W. DREYFOOS. JR
Sherry S. Barrat                Alexander W. Dreyfoos Jr.



ROBERT M. BEALL, III            PAUL J. EVANSON
Robert M. Beall, II             Paul J. Evanson



J. HYATT BROWN                  FREDERIC V. MALEK
J. Hyatt Brown                  Frederic V. Malek



ARMANDO M. CODINA               PAUL R. TREGURTHA
Armando M. Codina               Paul R. Tregurtha



MARCHALL M. CRISER
Marshall M. Criser






	      FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		     Florida Power & Light Company



			   PAUL J. EVANSON
			   Paul J. Evanson
			President and Director

Date:  March 5, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature and Title as of March 5, 2001:



JAMES L. BROADHEAD
James L. Broadhead
Chairman of the Board
(Principal Executive Officer and Director)


K. MICHAEL DAVIS
K. Michael Davis
Vice President, Accounting,
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Directors:



DENNIS P. COYLE                 THOMAS F. PLUNKETT
Dennis P. Coyle                 Thomas F. Plunkett



LAWRENCE J. KELLEHER            ANTONIO RODRIGUEZ
Lawrence J. Kelleher            Antonio Rodriguez



ARMANDO J. OLIVERA
Armando J. Olivera






EXHIBIT 12(a)

		       FPL GROUP, INC. AND SUBSIDIARIES
	     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


									  Years Ended December 31,
								   2000    1999     1998     1997     1996
									    (Millions of Dollars)
Earnings, as defined:
  Net income ............................................        $  704   $  697   $  664   $  618   $  579
  Income taxes ..........................................           336      323      279      304      294
  Fixed charges, included in the determination of
    net income, as below ................................           296      234      335      304      283
  Distributed income of independent power investments....            80       75       68       47       38
  Less: Equity in earnings of independent power
    investments .........................................            45       50       39       14        5
      Total earnings, as defined ........................        $1,371   $1,279   $1,307   $1,259   $1,189

Fixed charges, as defined:
  Interest charges ......................................        $  278   $  222   $  322   $  291   $  267
  Rental interest factor ................................             9        4        4        4        5
  Fixed charges included in nuclear fuel cost ...........             9        8        9        9       11
  Fixed charges, included in the determination of net
    income ..............................................           296      234      335      304      283
  Capitalized interest ..................................            23        9        2        4        -

      Total fixed charges, as defined ...................        $  319   $  243   $  337   $  308   $  283

Ratio of earnings to fixed charges ......................          4.30     5.26     3.88     4.09     4.20




EXHIBIT 12(b)

			   FLORIDA POWER & LIGHT COMPANY
			       COMPUTATION OF RATIOS


										Years Ended December 31,
								      2000     1999      1998      1997      1996
										 (Millions of Dollars)
RATIO OF EARNINGS TO FIXED CHARGES

Earnings, as defined:
  Net income ....................................................    $  622    $  591    $  631    $  627    $  615
  Income taxes ..................................................       341       324       349       321       322
  Fixed charges, as below .......................................       192       174       209       240       262

    Total earnings, as defined ..................................    $1,155    $1,089    $1,189    $1,188    $1,199

Fixed charges, as defined:
  Interest charges ..............................................    $  176    $  163    $  196    $  227    $  246
  Rental interest factor ........................................         7         3         4         4         5
  Fixed charges included in nuclear fuel cost ...................         9         8         9         9        11

    Total fixed charges, as defined .............................    $  192    $  174    $  209    $  240    $  262

Ratio of earnings to fixed charges ..............................      6.02      6.26      5.69      4.95      4.58


RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

Earnings, as defined:
  Net income ....................................................    $  622    $  591    $  631    $  627    $  615
  Income taxes ..................................................       341       324       349       321       322
  Fixed charges, as below .......................................       192       174       209       240       262

    Total earnings, as defined ..................................    $1,155    $1,089    $1,189    $1,188    $1,199

Fixed charges, as defined:
  Interest charges ..............................................    $  176    $  163    $  196    $  227    $  246
  Rental interest factor ........................................         7         3         4         4         5
  Fixed charges included in nuclear fuel cost ...................         9         8         9         9        11

    Total fixed charges, as defined .............................       192       174       209       240       262

Non-tax deductible preferred stock dividends ....................        15        15        15        19        24
Ratio of income before income taxes to net income ...............      1.55      1.55      1.55      1.51      1.52

Preferred stock dividends before income taxes ...................        23        23        23        29        36

Combined fixed charges and preferred stock dividends ............    $  215    $  197    $  232    $  269    $  298

Ratio of earnings to combined fixed charges
  and preferred stock dividends .................................      5.37      5.53      5.13      4.42      4.02





EXHIBIT 21


			SUBSIDIARIES OF FPL GROUP, INC.



												State or Jurisdiction
					 Subsidiary                                                of Incorporation
1.  Florida Power & Light Company (100%-Owned) .............................................        Florida

2.  Bay Loan and Investment Bank (a) .......................................................        Rhode Island

3.  Palms Insurance Company, Limited (a) ...................................................        Cayman Islands
____________________
(a)  100%-owned subsidiary of FPL Group Capital Inc










EXHIBIT 23


		   INDEPENDENT AUDITORS' CONSENT



We consent to the incorporation by reference in Registration Statement
No. 33-56869 on Form S-3; Registration Statement No. 33-57673 on Form S-8; Post-Effective Amendment No. 2 to Registration Statement No. 33-31487 on Form S-8; Post-Effective Amendment No. 2 to Registration Statement No. 33-33215 on Form S-8; Registration Statement No. 33-11631 on Form S-8; Post-Effective Amendment No. 1 to Registration Statement No. 33-39306 on Form S-3; Registration Statement No. 33-57470 on Form S-3; Registration Statement No. 333-27079 on Form S-8; Registration Statement No. 333-30695 on Form S-8; Registration Statement No. 333-30697 on Form S-8; Registration Statement No. 333-87869 on Form S-8; Registration Statement No. 333-87941 on Form S-3; Registration Statement No. 333-88067 on Form S-8; Post-Effective Amendment No. 1 to Registration Statement No. 333-79305 on Form S-8 and Registration Statement No. 333-39270 on Form S-3 of FPL Group, Inc., of our report dated February 9, 2001, appearing in this Annual Report on Form 10-K of FPL Group, Inc. for the year ended December 31, 2000.

We also consent to the incorporation by reference in Registration Statement No. 33-40123 on Form S-3 and Post-Effective Amendment No. 1 to Registration Statement No. 33-46076 on Form S-3 of Florida Power & Light Company, of our report dated February 9, 2001, appearing in this Annual Report on Form 10-K of Florida Power & Light Company for the year ended December 31, 2000.

We also consent to the incorporation by reference in Registration Statement No. 333-87941-01 on Form S-3 and Registration Statement No. 333-39270-01 on Form S-3 of FPL Group Capital Inc, of our report dated February 9, 2001, appearing in this Annual Report on Form 10-K of FPL Group, Inc. for the year ended December 31, 2000.


DELOITTE & TOUCHE LLP

Miami, Florida
March 5, 2001