Form 10-Q
period 2002-09-30
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2002-11-13
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 1-3545	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.    Yes  X        No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at October 31, 2002: 182,512,815 shares.

As of October 31, 2002, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL) (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, target, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

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

The following are some important factors that could have a significant impact on FPL Group's and FPL's operations and financial results, and could cause FPL Group's and FPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

FPL Group and FPL are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), and the Public Utility Holding Company Act of 1935, as amended (PUHCA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the utility commissions of other states in which FPL Group has operations, and the U.S. Nuclear Regulatory Commission (NRC), with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs). The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.

•	The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.
•

FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines, pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including additional regulatory actions up to and including shut down of the units stemming from public safety concerns both at FPL Group's and FPL's plants, as well as at the plants of other nuclear operators. Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts and/or the write off of their investment in the project or improvement.

•

FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities. FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In addition, FPL's use of such instruments could be subject to prudency challenges by the FPSC and if found imprudent, cost disallowance.

•

There are other risks associated with FPL Group's nonregulated businesses, particularly FPL Energy. In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy. FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results. In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements. As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results. In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable FPL Energy's ability to sell and deliver its wholesale power may be limited.

•

FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry. In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

•

FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase their interest costs.

•

FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation or accounting standards.

•

FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

•	FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national events as well as company-specific events.
•

FPL Group and FPL are subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

The issues and associated risks and uncertainties described above are not the only ones FPL Group and FPL may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair FPL Group's and FPL's businesses in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

OPERATING REVENUES	$2,353	$2,490	$6,251	$6,522

OPERATING EXPENSES
Fuel, purchased power and interchange	1,082	1,200	2,783	3,130
Other operations and maintenance	325	306	1,007	929
Restructuring and impairment charges	207	-	207	-
Merger-related	-	-	-	30
Depreciation and amortization	225	246	718	732
Taxes other than income taxes	199	195	556	538

Total operating expenses	2,038	1,947	5,271	5,359

OPERATING INCOME	315	543	980	1,163

OTHER INCOME (DEDUCTIONS)
Interest charges	(74)	(83)	(234)	(250)
Preferred stock dividends - FPL	(4)	(4)	(11)	(11)
Reserve for leveraged leases	(48)	-	(48)	-
Equity in earnings of equity method investees	18	29	51	81
Other - net	-	14	27	10

Total other deductions - net	(108)	(44)	(215)	(170)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	207	499	765	993

INCOME TAXES	57	165	199	330

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	150	334	566	663

Cumulative effect of ADOPTING fas 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS," NET OF INCOME TAXES OF $143	-	-	(222)	-

NET INCOME	$150	$334	$344	$663

Earnings per share of common stock (basic and assuming dilution):
Earnings per share before cumulative effect of adopting FAS 142	$0.85	$1.98	$3.29	$3.93
Cumulative effect of adopting FAS 142	$-	$-	$(1.29)	$-
Earnings per share	$0.85	$1.98	$2.00	$3.93

Dividends per share of common stock	$0.58	$0.56	$1.74	$1.68

Weighted-average number of common shares outstanding:
Basic	175.7	168.8	171.8	168.7
Assuming dilution	175.9	169.0	172.1	168.8

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2002		December 31, 2001

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property, including nuclear fuel
and construction work in progress	$25,156	$23,388
Less accumulated depreciation and amortization	(11,984)	(11,726)

Total property, plant and equipment - net	13,172	11,662

CURRENT ASSETS
Cash and cash equivalents	696	82
Customer receivables, net of allowances of $15 and $8, respectively	810	636
Materials, supplies and fossil fuel inventory - at average cost	310	349
Deferred clause expenses	112	304
Other	291	231

Total current assets	2,219	1,602

OTHER ASSETS
Special use funds of FPL	1,639	1,608
Other investments	681	1,035
Other	982	1,556

Total other assets	3,302	4,199

TOTAL ASSETS	$18,693	$17,463

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,063	2,814
Retained earnings	3,253	3,207
Accumulated other comprehensive income (loss)	12	(8)

Total common shareholders' equity	6,330	6,015
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	5,727	4,858

Total capitalization	12,283	11,099

CURRENT LIABILITIES
Debt due within one year	1,270	2,015
Accounts payable	628	473
Accrued interest, taxes and other	1,471	1,151

Total current liabilities	3,369	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,358	1,302
Unamortized regulatory and investment tax credits	202	228
Other	1,481	1,195

Total other liabilities and deferred credits	3,041	2,725

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$18,693	$17,463

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$344	$663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	685	732
Increase (decrease) in deferred income taxes and related regulatory credit	41	(85)
Deferrals under cost recovery clauses	151	218
Increase in customer receivables	(182)	(167)
Increase in accrued interest and taxes	401	631
(Increase) decrease in restricted cash	251	(233)
Goodwill impairment	365	-
Restructuring and impairment charges	207	-
Other - net	(35)	(96)

Net cash provided by operating activities	2,228	1,663

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(803)	(850)
Independent power investments	(940)	(1,495)
Other - net	(9)	(83)

Net cash used in investing activities	(1,752)	(2,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,177	920
Retirements of long-term debt	(242)	(66)
Increase (decrease) in short-term debt	(816)	366
Dividends on common stock	(298)	(285)
Issuances of common stock	360	-
Other	(43)	-

Net cash provided by financing activities	138	935

Net increase in cash and cash equivalents	614	170
Cash and cash equivalents at beginning of period	82	129

Cash and cash equivalents at end of period	$696	$299

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$54	$57
Accrual for premium on publicly-traded equity units known as Corporate Units	$111	$-
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

OPERATING REVENUES	$2,144	$2,272	$5,603	$5,854

OPERATING EXPENSES
Fuel, purchased power and interchange	977	1,106	2,491	2,808
Other operations and maintenance	281	248	839	758
Merger-related	-	-	-	26
Depreciation and amortization	194	223	632	673
Income taxes	173	164	365	333
Taxes other than income taxes	190	193	530	529

Total operating expenses	1,815	1,934	4,857	5,127

OPERATING INCOME	329	338	746	727

OTHER INCOME (DEDUCTIONS)
Interest charges	(41)	(44)	(126)	(144)
Other - net	-	-	(2)	(2)

Total other deductions - net	(41)	(44)	(128)	(146)

NET INCOME	288	294	618	581

PREFERRED STOCK DIVIDENDS	4	4	11	11

NET INCOME AVAILABLE TO FPL GROUP	$284	$290	$607	$570

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2002		December 31, 2001

ELECTRIC UTILITY PLANT
Plant in service, including nuclear fuel and construction work in progress	$20,362	$19,774
Less accumulated depreciation and amortization	(11,653)	(11,480)

Electric utility plant - net	8,709	8,294

CURRENT ASSETS
Cash and cash equivalents	10	1
Customer receivables, net of allowances of $10 and $7, respectively	649	546
Materials, supplies and fossil fuel inventory - at average cost	275	265
Deferred clause expenses	112	304
Other	174	114

Total current assets	1,220	1,230

OTHER ASSETS
Special use funds	1,639	1,608
Other	833	792

Total other assets	2,472	2,400

TOTAL ASSETS	$12,401	$11,924

CAPITALIZATION
Common shareholder's equity	$5,279	$5,444
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,285	2,579

Total capitalization	7,790	8,249

CURRENT LIABILITIES
Debt due within one year	446	232
Accounts payable	508	408
Accrued interest, taxes and other	1,123	975

Total current liabilities	2,077	1,615

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,106	870
Unamortized regulatory and investment tax credits	202	228
Other	1,226	962

Total other liabilities and deferred credits	2,534	2,060

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$12,401	$11,924

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$618	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599	673
Increase (decrease) in deferred taxes and related regulatory credit	225	(176)
Deferrals under cost recovery clauses	151	218
Increase in customer receivables	(102)	(220)
Increase in accrued interest and taxes	293	721
Other - net	(61)	(55)

Net cash provided by operating activities	1,723	1,742

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(803)	(850)
Other - net	(46)	(38)

Net cash used in investing activities	(849)	(888)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(225)	(66)
Increase (decrease) in short-term debt	144	(560)
Dividends	(784)	(478)
Capital contributions from FPL Group	-	400

Net cash used in financing activities	(865)	(704)

Net increase in cash and cash equivalents	9	150
Cash and cash equivalents at beginning of period	1	66

Cash and cash equivalents at end of period	$10	$216

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$54	$57

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2001 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1. Goodwill and Other Intangible Assets

Effective January 1, 2002, FPL Group adopted Financial Accounting Standards No. (FAS) 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted. Instead, goodwill is assessed for impairment at the date of adoption and at least annually thereafter by applying a fair-value based test. In January 2002, FPL Energy recorded an impairment loss of $365 million ($222 million after tax) as the cumulative effect of adopting FAS 142, eliminating all goodwill previously included in other assets on FPL Group's financial statements. Estimates of fair value were determined using discounted cash flow models.

The following table provides reported net income and earnings per share excluding the impact of adopting FAS 142 and the proforma effect on the prior year period of excluding goodwill amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(millions, except per share amounts)

Net income	$150	$334	$344	$663
Add back: Cumulative effect of adopting FAS 142, net of income taxes of $143	-	-	222	-

Net income excluding cumulative effect	150	334	566	663
Add back: Goodwill amortization, net of income taxes of $1 and $3, respectively	-	2	-	5

Adjusted net income	$150	$336	$566	$668

Earnings per share (basic and assuming dilution)	$0.85	$1.98	$2.00	$3.93
Add back: Cumulative effect of adopting FAS 142	-	-	1.29	-

Earnings per share excluding cumulative effect	0.85	1.98	3.29	3.93
Add back: Goodwill amortization	-	0.01	-	0.03

Adjusted earnings per share	$0.85	$1.99	$3.29	$3.96

2. Gains and Losses on Derivative Transactions

Beginning January 1, 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. Prior year amounts have been reclassified into these categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The unrealized gains (losses) from trading and managed hedge activities were $(2) million and $3 million for the three months ended September 30, 2002 and 2001, respectively, and $6 million and $3 million for the nine months ended September 30, 2002 and 2001, respectively, and are reported net in operating revenues. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities") and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to lock in a desired future outcome, and any mark-to-market gains or losses during the period prior to realization will continue to be reported outside of operating income in equity in earnings of equity method investees and other - net in FPL Group's condensed consolidated statements of income. Unrealized gains (losses) from non-managed hedge activities were $4 million and $(3) million for the three months ended September 30, 2002 and 2001, respectively, and $7 million and $4 million for the nine months ended September 30, 2002 and 2001, respectively. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

Beginning in the third quarter of 2002, FPL Group adopted guidance provided in Emerging Issues Task Force (EITF) issue No. 02-3, which requires realized gains and losses from all trading contracts, including those where physical delivery is required, to be recorded net and comparative financial statement amounts for prior periods to be reclassified. Previously, FPL Energy's realized gains and losses from trading in financial instruments were recorded net in operating revenues and realized gains and losses from trading in physical power contracts were recorded gross in operating revenues and fuel, purchased power and interchange in FPL Group's condensed consolidated statements of income. The netting of realized gains from physical trading and managed hedge activities resulted in reduced revenues and fuel, purchased power and interchange expenses by $42 million and $117 million for the three and nine months ended September 30, 2001, respectively, and $193 million for the six months ended June 30, 2002 (the guidance was adopted in the beginning of the third quarter of 2002).

3. Comprehensive Income

Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges which have expiration dates through June 2021. Approximately $11 million of FPL Group's accumulated other comprehensive income at September 30, 2002 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold. Within other comprehensive income (OCI), approximately $5 million and $(14) million represent the effective portion of the net gain (loss) on cash flow hedges during the three months ended September 30, 2002 and 2001, respectively. The corresponding amounts for the nine months ended September 30, 2002 and 2001 are approximately $20 million and $(21) million, respectively.

Comprehensive income of FPL Group, totaling $154 million and $320 million for the three months ended September 30, 2002 and 2001, respectively, and $363 million and $653 million for the nine months ended September 30, 2002 and 2001, respectively, includes net income, net unrealized gains (losses) on cash flow hedges of $3 million and $(13) million for the three months ended September 30, 2002 and 2001, respectively, and $18 million and $(9) million for the nine months ended September 30, 2002 and 2001, respectively, as well as changes in unrealized gains and losses on available for sale securities. Accumulated other comprehensive income (loss) is separately displayed in the condensed consolidated balance sheets of FPL Group.

4. Regulation

On April 11, 2002, the FPSC issued its final order approving the new settlement agreement regarding FPL's retail base rates. On April 26, 2002, the South Florida Hospital & Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida. The appellants requested that the Supreme Court remand the case to the FPSC for additional proceedings. Initial briefs were filed by the appellants on July 3, 2002. The answer briefs of the appellees were filed on August 30, 2002 and a reply brief from the appellants was filed on September 23, 2002. Oral arguments are expected to take place in early to mid-2003. FPL intends to vigorously contest this appeal and FPL believes that the FPSC's decision approving the settlement agreement will be upheld.

Due to the recent settlement agreement with the FPSC, as well as other FPSC actions with regard to accumulated nuclear amortization, FPL reclassified certain amounts that were previously classified within accumulated depreciation to a regulatory liability, which is included in other liabilities on FPL's condensed consolidated balance sheet, effective April 15, 2002. The amounts reclassified include $170 million of special depreciation which will be credited to depreciation expense at up to $125 million per year over the term of the settlement agreement, which extends through December 31, 2005, and $99 million of nuclear amortization which will be amortized ratably over the remaining life of the plants based on the term of the existing operating licenses of the plants at a rate of $7 million per year.

On July 31, 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States. The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be a regional transmission organization (RTO) such as GridFlorida LLC (GridFlorida) for the operation of those facilities. The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights. FPL is evaluating the proposed rule. The FERC will be accepting comments on the proposed rule through February 17, 2003. A final order is expected to be issued in early 2003, with a proposed full implementation date of September 30, 2004.

In March 2002, FPL and two other Florida utilities filed a modified RTO proposal with the FPSC changing the structure of the RTO from a for-profit transmission company to a non-profit independent system operator. On September 3, 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity cost recovery clause (capacity clause) and ordering the utilities to file a petition for use of the proposed market design. On October 3, 2002, the State of Florida Office of Public Counsel (Public Counsel) filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order, which caused an automatic stay of the proceedings. On October 28, 2002, the FPSC ordered that the GridFlorida proceedings be held in abeyance pending Public Counsel's appeal.

5. Capitalization

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital Inc (FPL Group Capital) issued $575 million principal amount of 4.75% debentures due February 16, 2007. The interest rate on the debentures is expected to be reset on or after November 16, 2004. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group. Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group will make payments of 3.75% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 9,271,300 and 10,939,950 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment under certain circumstances). The proceeds were used to reduce FPL Group Capital's commercial paper borrowings.

In June 2002, FPL Group sold concurrently a total of 5.75 million shares of common stock and 10.12 million Corporate Units. In connection with that financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008. The interest rate on the debentures is expected to be reset on or after August 16, 2005. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group. Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group will make payments of 3% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 7,450,344 and 8,940,008 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment under certain circumstances). The proceeds were used for general corporate purposes.

Prior to the issuance of FPL Group's common stock, the purchase contracts will be reflected in FPL Group's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement. Consequently, FPL Group anticipates that there will not be a dilutive effect on its earnings per share except during periods when the average market price of its common stock is above $62.02 for the February 2002 Corporate Units and $67.92 for the June 2002 Corporate Units.

In May 2002, FPL Group Capital entered into a $50 million variable-rate term loan, which will mature in December 2002. The proceeds were used for general corporate purposes.
In June 2002, FPL redeemed approximately $225 million of first mortgage bonds scheduled to mature in 2003 and 2004 and having interest rates of 6 5/8% and 6 7/8%.
In August 2002, FPL Group Capital entered into a $100 million variable-rate term loan, which will mature in August 2004. The proceeds were used for general corporate purposes.
In November 2002, FPL called for redemption in December 2002 approximately $525 million of first mortgage bonds maturing in 2016, 2023 and 2024 and having interest rates of 7.30%, 7 3/4% and 7 5/8%.
6. Restructuring and Impairment Charges

FPL Group recorded nonrecurring charges totaling $207 million ($127 million after tax) in the third quarter of 2002 due to unfavorable market conditions in the wholesale energy and telecommunications markets. As of September 30, 2002, approximately $29 million of the total nonrecurring charges were recognized as liabilities and are included in other current liabilities on FPL Group's condensed consolidated balance sheets. Following is a discussion of the nonrecurring charges by segment.

FPL Energy - The wholesale energy sector continues to face difficult market conditions including a deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that may limit the number of counterparties with which FPL Energy does business. During the third quarter of 2002, FPL Energy conducted a thorough review of its business development plans, organizational structure and expenses. As a result, FPL Energy decided to substantially exit fossil-fueled greenfield power plant development activities, which resulted in the write-off of approximately $67 million ($41 million after tax) of previously capitalized development costs.

An agreement for the supply of gas turbines and other related equipment was renegotiated during the third quarter of 2002 to significantly reduce the commitment to purchase such equipment, resulting in a charge totaling approximately $16 million ($10 million after tax). FPL Group remains committed to purchase seven gas turbines through 2003. Also during the third quarter of 2002, FPL Energy entered into a contract to purchase 450 wind turbines.

FPL Energy also realigned its organizational structure during the third quarter of 2002 to lower general and administrative expenses and took other actions associated with the restructuring. The operating lease agreement with a special purpose entity (SPE) and the related credit facility used to finance certain turbine purchases were terminated during the third quarter of 2002. Together these resulted in a charge of approximately $20 million ($12 million after tax).

Corporate and Other - Due to the changing telecommunications market, FPL FiberNet, LLC (FPL FiberNet) completed valuation studies to assess the recoverability of its assets and as a result in the third quarter of 2002 recorded charges of approximately $104 million ($64 million after tax). Of this amount, $85 million ($52 million after tax) represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis. Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges of $19 million ($12 million after tax) were recognized related to development costs and inventory.

7. Commitments and Contingencies

Commitments - FPL and FPL Energy have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand. At FPL Energy, capital expenditures include costs for the acquisition, development and expansion of independent power projects. At September 30, 2002, capital expenditures for the remainder of 2002 through 2005 are estimated to be as follows:

	2002	2003	2004	2005	Total

	(millions)
FPL:
Generation	$270	$540	$490	$150	$1,450
Transmission	40	220	300	200	760
Distribution	130	560	560	550	1,800
General and other	90	180	230	240	740

Total	$530	$1,500	$1,580	$1,140	$4,750

FPL Energy:
Wind(a)	$120	$1,160	$-	$-	$1,280
Gas	220	405	45	10	680
Seabrook Nuclear Generating Station(b)	799	25	20	25	869

Total	$1,139	$1,590	$65	$35	$2,829

_____________________
(a) FPL Energy has projected capital expenditures for wind through 2003 when the production tax credits are scheduled to expire.
(b) The acquisition of Seabrook Nuclear Generating Station (Seabrook) occurred on November 1, 2002. See Note 10.

As of September 30, 2002, FPL Energy had $1.9 billion in firm commitments for a portion of its capital expenditures, natural gas transportation and storage contracts and minimum lease payments associated with the off-balance sheet financing arrangement discussed below. See Contracts below and Note 10 for further discussion.

At September 30, 2002, subsidiaries of FPL Group, other than FPL, have guaranteed approximately $1.8 billion of lease obligations, prompt performance payments, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies. FPL Group has guaranteed certain payment obligations of FPL Group Capital, including those under FPL Group Capital's debt and commercial paper issuances, as well as the guarantees discussed above.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement (PPA) that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects, management believes that the exposure associated with this guarantee is not material.

Contracts - During the third quarter of 2002, FPL Group amended its long-term agreement for the supply of gas turbines. At September 30, 2002, FPL Group remains committed to purchase seven gas turbines through 2003 and parts, repairs and on-site service through 2011. FPL Energy has also entered into several contracts for the supply of wind turbines and towers to support a portion of the new wind generation planned. In addition, FPL Energy has entered into various engineering, procurement and construction contracts with expiration dates through 2004 to support its development activities. All of these contracts are intended to support expansion, and the related commitments as of September 30, 2002 are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 382 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. In 2001, FPL entered into agreements with several electricity suppliers to purchase an aggregate of up to 1,374 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2022. FPL Energy has long-term contracts for the transportation, supply and storage of natural gas with expiration dates ranging from 2005 through 2017, and a contract for the supply of natural gas that expires December 31, 2002.

The remaining required capacity and minimum payments under these contracts as of September 30, 2002 are estimated to be as follows:
	2002	2003	2004	2005	2006	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$45	$190	$190	$190	$200	$1,300
Qualifying facilities	$85	$350	$360	$350	$300	$4,700
Other electricity suppliers	$15	$105	$105	$55	$40	$5
Minimum payments, at projected prices:
Southern Companies - energy	$15	$60	$50	$60	$60	$200
Natural gas, including transportation	$275	$720	$335	$330	$200	$2,070
Coal	$15	$25	$15	$15	$10	$10
Oil	$125	$-	$-	$-	$-	$-

FPL Energy:
Natural gas transportation and storage	$5	$20	$20	$15	$15	$175
Charges under these contracts were as follows:

	Three Months Ended September 30,								Nine Months Ended September 30,

	2002				2001				2002				2001

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$46	(a)	$41	(b)	$48	(a)	$42	(b)	$142	(a)	$120	(b)	$149	(a)	$126	(b)
Qualifying facilities	$79	(c)	$35	(b)	$80	(c)	$32	(b)	$234	(c)	$96	(b)	$236	(c)	$100	(b)
Other electricity suppliers	$43	(c)	$6	(b)	$13	(c)	$2	(b)	$67	(c)	$15	(b)	$22	(c)	$4	(b)
Natural gas, including transportation	$-		$238	(b)	$-		$220	(b)	$-		$606	(b)	$-		$636	(b)
Coal	$-		$17	(b)	$-		$12	(b)	$-		$44	(b)	$-		$37	(b)
Oil	$-		$149	(b)	$-		$75	(b)	$-		$314	(b)	$-		$264	(b)

FPL Energy:
Natural gas transportation and storage	$-		$5		$-		$5		$-		$13		$-		$13
_____________________
(a) Recovered through base rates and the capacity clause.
(b) Recovered through the fuel and purchased power cost recovery clause.
(c) Recovered through the capacity clause.

Off-Balance Sheet Financing Arrangement - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with an SPE lessor to lease a 535 mw combined-cycle power generation plant through 2007. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At September 30, 2002 and December 31, 2001, the lessor had drawn $345 million and $298 million, respectively, on a $425 million total commitment. The plant went into commercial operation on November 5, 2002; however, lease payments will not begin until final completion of the facility, but no later than March 1, 2003. Under certain limited events of default, the FPL Energy subsidiary can be required to purchase the plant for 100% of costs incurred to date. The FPL Energy subsidiary is required to make rent payments in amounts intended to cover the lessor's debt service, a stated yield to equity holders and certain other costs. The minimum annual lease payments are estimated to be $0 in 2002, $21 million in 2003, $23 million in 2004, $24 million in 2005, $19 million in 2006 and $214 million thereafter. The FPL Energy subsidiary has the option to purchase the plant for 100% of costs incurred to date at any time during the remaining lease term. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee (included in the minimum lease payments above) must be paid and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the lease agreement, which are included in the $1.8 billion of guarantees discussed in Commitments above. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the plant and the related debt and that total assets, total liabilities and equity of the lessor at September 30, 2002 were $357 million, $345 million and $12 million, respectively. In June 2002, the cash collateral requirement related to this transaction was removed as a result of the lessor's syndication of its debt.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $363 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $43 million per incident per year. The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units, with operating licenses issued by the NRC prior to August 1, 2002.

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants. In the event that the loss or losses stem from an act of terrorism, the coverage is further limited to an aggregate of $3.24 billion (including business interruption) for all participants in any twelve-month period. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $71 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $256 million at September 30, 2002, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company has opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's appeal of an EPA administrative order relating to legal issues that are also central to this case. In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Florida circuit court. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief. In July 2002, defendants' motion to dismiss the amended complaint for, among other things, the failure to state a valid cause of action was denied. Defendants have filed an answer and affirmative defenses to the amended complaint. The parties are pursuing discovery regarding class certification.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and its proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of the payments received by the officers, compensatory damages from the individual defendants and attorneys' fees. FPL Group's board of directors established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers and expanded that investigation to include the allegations in the Oorbeek and Berman complaint.

In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted corporate waste because the merger was not consummated. The suit alleges that the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers; contribution, restitution and/or damages from the individual defendants; and attorneys' fees. These allegations also were referred to the special committee of FPL Group's board of directors investigating the allegations in the Oorbeek and Berman lawsuit.

On August 30, 2002, the special committee filed under seal with the court its report of its investigation. The report concluded that pursuit of the claims identified by the plaintiffs in the Oorbeek and Berman and the Klein lawsuits is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits. After reviewing the special committee's report, FPL Group's board of directors (with only independent directors participating) concluded likewise. On September 27, 2002, FPL Group, as nominal defendant, filed the special committee's report in the public docket and filed with the court a Statement of Position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss. The Statement of Position also reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of the LTIP pursuant to which the payments to eight senior officers were calculated. The board, the affected officers (two of whom have retired from FPL Group), and their respective legal counsel are discussing resolution of the issue. Any change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.

In August 2001, Florida Municipal Power Agency (FMPA) filed with the United States Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members. The parties to the DC Circuit proceeding (Petitioner FMPA, Respondent FERC and Intervenor FPL) completed the briefing schedule in September 2002 and oral argument before the DC Circuit is scheduled for November 19, 2002. The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities. FMPA member cities have been taking network transmission service under FPL's open access transmission tariff (OATT) since the mid-1990s. In the orders on appeal, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service. FPL believes that the record supports denying FMPA's petition for review. However, in the event that the DC Circuit remands the case to FERC and, on remand, FERC reverses its previous finding that FMPA is not entitled to transmission credits, FMPA is likely to seek refunds for amounts collected from FMPA member cities taking service under FPL's OATT. FPL estimates that through September 30, 2002 its maximum exposure to refunds, including interest, is approximately $68 million.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits. Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In addition to those legal proceedings discussed herein, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group has a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia). In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The note receivable (included in other investments on FPL Group's condensed consolidated balance sheets) plus accrued interest totaled approximately $127 million at September 30, 2002. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or its subsequent Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (SEC), and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family, which controlled Adelphia. Pursuant to a bankruptcy court order, Olympus was required to file with the court updated financial information by September 23, 2002, but was granted a motion by the court to extend its filing until December 23, 2002. FPL Group is monitoring these developments and is currently unable to assess the collectibility of the note or the value of the collateral.

FPL Energy owns a 50% interest in two wind projects that are qualifying facilities under the PURPA and sell 100% of their output to Southern California Edison (SCE). The projects' qualifying facility status is based on an application filed by FPL Energy's partner in the projects. FERC regulations preclude more than 50% of the equity in qualifying facilities to be owned directly or indirectly by utilities or utility holding companies. However, the ownership restriction does not apply to utility holding companies that are exempt from PUHCA under section 3(a)(3) or 3(a)(5). FPL Energy and its partner both are utility holding companies, but its partner currently has exemptions from PUHCA under both section 3(a)(3) and 3(a)(5). Thus, FPL Energy and its partner currently satisfy the 50% ownership test of PURPA. SCE has filed a motion with the SEC requesting that the SEC revoke the PUHCA exemptions currently held by FPL Energy's partner both prospectively, as well as retroactively, on the basis that the PUHCA exemption applications filed by FPL Energy's partner were not filed in good faith. The SEC has stated that it will hold a hearing on the matter. If the exemptions were to be revoked and FPL Energy or its partner did not take appropriate remedial steps, the projects could lose their qualifying facility status, and SCE could seek to terminate the long-term power sales agreements with the partnerships. On October 24, 2002, the FERC issued an Order Initiating Investigation and Hearing on the issue of whether three facilities, including the two wind projects described above, satisfied statutory and regulatory requirements for qualifying facility status following the 1997 transfer of ownership interests in the facilities from FPL Energy's partner to a third party. If the long-term power sales agreements were terminated, the projects would have to sell their output into the marketplace. FPL Energy recorded a reserve in the third quarter of 2002 associated with these regulatory issues of approximately $17 million ($10 million after tax), which is included in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income. At September 30, 2002, FPL Energy's net investment in these two wind projects totaled approximately $14 million, which is included in other investments on FPL Group's condensed consolidated balance sheets.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI). In July 2002, MCI filed for bankruptcy protection under Chapter 11. As a result, during September 2002, FPL Group recorded reserves totaling $48 million ($30 million after tax) due to the uncertainty of collectibility associated with these leveraged leases.

8. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

	Three Months Ended September 30,

	2002						2001

	FPL	FPL Energy (a)		Corporate & Other		Total	FPL	FPL Energy (a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,144	$193		$16		$2,353	$2,272	$189	$29	$2,490
Net income (loss)	$284	$(34)	(b)	$(100)	(c)	$150	$290	$44	$-	$334

	Nine Months Ended September 30,

	2002							2001

	FPL	FPL Energy (a)		Corporate & Other			Total	FPL	FPL Energy (a)	Corporate & Other	Total

	(millions)

Operating revenues	$5,603	$563		$85			$6,251	$5,854	$577	$91	$6,522
Income (loss) before cumulative effect of a
change in accounting principle	$607	$27	(b)	$(68)	(c)	(d)	$566	$570	$100	$(7)	$663
Cumulative effect of adopting FAS 142	$-	$(222)	(e)	$-			$(222)	$-	$-	$-	$-
Net income (loss)(f)	$607	$(195)	(b)	$(68)	(c)	(d)	$344	$570	$100	$(7)	$663

	September 30, 2002				December 31, 2001

	FPL	FPL Energy (a)	Corporate & Other	Total	FPL	FPL Energy (a)	Corporate & Other	Total

	(millions)

Total assets	$12,401	$5,059	$1,233	$18,693	$11,924	$4,957	$582	$17,463
_____________________
(a)	FPL Energy's interest charges are based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.
(b)	Includes restructuring and other charges of $73 million.
(c)	Includes restructuring and impairment charges at FPL FiberNet of $64 million and reserve for leveraged leases of $30 million.
(d)	Includes favorable settlement of litigation with the Internal Revenue Service (IRS) of $30 million.
(e)	See Note 1.
(f)	Includes merger-related expenses in 2001 of $19 million after-tax, of which $16 million was recognized by FPL and $3 million by Corporate and Other.

9. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures, and certain other obligations, are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended September 30,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$209	$2,144	$2,353	$-	$256	$2,234	$2,490
Operating expenses	-	(396)	(1,642)	(2,038)	-	(218)	(1,729)	(1,947)
Interest charges	(7)	(33)	(34)	(74)	(8)	(38)	(37)	(83)
Other income (deductions) - net	152	(17)	(169)	(34)	327	56	(344)	39

Income (loss) from operations before income taxes	145	(237)	299	207	319	56	124	499
Income tax expense (benefit)	(5)	(108)	170	57	(15)	19	161	165

Net income (loss)	$150	$(129)	$129	$150	$334	$37	$(37)	$334

	Nine Months Ended September 30,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$648	$5,603	$6,251	$-	$782	$5,740	$6,522
Operating expenses	-	(778)	(4,493)	(5,271)	-	(682)	(4,677)	(5,359)
Interest charges	(21)	(107)	(106)	(234)	(22)	(105)	(123)	(250)
Other income (deductions) - net	352	63	(396)	19	665	129	(714)	80

Income (loss) from operations before income taxes	331	(174)	608	765	643	124	226	993
Income tax expense (benefit)	(13)	(144)	356	199	(20)	24	326	330

Income (loss) before cumulative effect of a
change in accounting principle	344	(30)	252	566	663	100	(100)	663
Cumulative effect of adopting FAS 142,
net of income taxes	-	(222)	-	(222)	-	-	-	-

Net income (loss)	$344	$(252)	$252	$344	$663	$100	$(100)	$663

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	September 30, 2002				December 31, 2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$4,794	$20,362	$25,156	$-	$3,606	$19,782	$23,388
Less accumulated depreciation and amortization	-	(331)	(11,653)	(11,984)	-	(246)	(11,480)	(11,726)

Total property, plant and equipment - net	-	4,463	8,709	13,172	-	3,360	8,302	11,662

CURRENT ASSETS
Cash and cash equivalents	20	666	10	696	-	81	1	82
Receivables	583	248	68	899	7	442	331	780
Other	-	103	521	624	-	114	626	740

Total current assets	603	1,017	599	2,219	7	637	958	1,602

OTHER ASSETS
Investment in subsidiaries	6,086	-	(6,086)	-	6,485	-	(6,485)	-
Other	103	1,073	2,126	3,302	108	2,066	2,025	4,199

Total other assets	6,189	1,073	(3,960)	3,302	6,593	2,066	(4,460)	4,199

TOTAL ASSETS	$6,792	$6,553	$5,348	$18,693	$6,600	$6,063	$4,800	$17,463

CAPITALIZATION
Common shareholders' equity	$6,330	$808	$(808)	$6,330	$6,015	$1,040	$(1,040)	$6,015
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	3,442	2,285	5,727	-	2,279	2,579	4,858

Total capitalization	6,330	4,250	1,703	12,283	6,015	3,319	1,765	11,099

CURRENT LIABILITIES
Accounts payable and debt due within one year	-	945	953	1,898	-	1,847	641	2,488
Other	343	894	234	1,471	484	252	415	1,151

Total current liabilities	343	1,839	1,187	3,369	484	2,099	1,056	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes and
unamortized tax credits	-	329	1,231	1,560	-	513	1,017	1,530
Other	119	135	1,227	1,481	101	132	962	1,195

Total other liabilities and deferred credits	119	464	2,458	3,041	101	645	1,979	2,725

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$6,792	$6,553	$5,348	$18,693	$6,600	$6,063	$4,800	$17,463

(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$(2)	$1,276	$954	$2,228	$678	$(278)	$1,263	$1,663

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(940)	(803)	(1,743)	-	(1,495)	(850)	(2,345)
Capital contributions to FPL	-	-	-	-	(400)	-	400	-
Other - net	3	49	(61)	(9)	-	(46)	(37)	(83)

Net cash provided by (used) in investing activities	3	(891)	(864)	(1,752)	(400)	(1,541)	(487)	(2,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,177	-	1,177	-	920	-	920
Retirements of long-term debt	-	(17)	(225)	(242)	-	-	(66)	(66)
Increase (decrease) in short-term debt	-	(960)	144	(816)	-	926	(560)	366
Dividends	(298)	-	-	(298)	(285)	-	-	(285)
Issuances of common stock	360	-	-	360	-	-	-	-
Other	(43)	-	-	(43)	-	-	-	-

Net cash provided by (used in) financing activities	19	200	(81)	138	(285)	1,846	(626)	935

Net increase (decrease) in cash and cash equivalents	20	585	9	614	(7)	27	150	170
Cash and cash equivalents at beginning of period	-	81	1	82	12	51	66	129

Cash and cash equivalents at end of period	$20	$666	$10	$696	$5	$78	$216	$299

(a) Represents FPL and consolidating adjustments.
10. Subsequent Event

On November 1, 2002, FPL Energy completed the purchase of an 88.23% undivided interest, or 1,024 mw, in Seabrook located in New Hampshire. Under the terms of the purchase and sale agreement, the original purchase price was subject to certain adjustments at closing, and could be subject to further adjustments for 60 days subsequent to closing. Net of the adjustments at closing, the amounts paid to the sellers totaled approximately $799 million, which was included in capital expenditures of FPL Energy as of September 30, 2002. See Note 7 - Commitments. FPL Energy's interest includes its proportionate share of the nuclear plant (including the decommissioning trust fund totaling approximately $232 million), nuclear fuel and spare parts, as well as the assumption of liabilities such as accruals for nuclear decommissioning costs and pension and postretirement benefits. FPL Energy assumes responsibility for the ultimate decommissioning of the plant. The transaction was financed through general funds of FPL Group Capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2001 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's adjusted earnings for the three and nine months ended September 30, 2002 and 2001 exclude several nonrecurring items and the mark-to-market effects of non-managed hedges. The following table provides a reconciliation of net income to adjusted earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(millions)

Net income	$150	$334	$344	$663
Adjustments (after tax):
Cumulative effect of adopting FAS 142 - FPL Energy (see Note 1)	-	-	222	-
Favorable IRS settlement included in income taxes - Corporate and Other	-	-	(30)	-
Restructuring and other charges at FPL Energy (see Note 6 and Note 7 -
Other Contingencies)	73	-	73	-
Restructuring and impairment charges at FPL FiberNet - Corporate
and Other (see Note 6)	64	-	64	-
Reserve for leveraged leases - Corporate and Other
(See Note 7 - Other Contingencies)	30	-	30	-
Net unrealized mark-to-market (gains) losses associated with
non-managed hedges - FPL Energy (see Note 2)	(2)	2	(5)	(2)
Merger-related expenses - FPL ($16) and Corporate and Other ($3)	-	-	-	19

Adjusted earnings	$315	$336	$698	$680

FPL Group's adjusted earnings for the three months ended September 30, 2002 were lower reflecting reduced earnings at each of the operating subsidiaries. For the nine months ended September 30, 2002, FPL Group's adjusted earnings were up primarily due to improved earnings at FPL.

FPL Group's effective tax rates for the three and nine months ended September 30, 2002 were lower reflecting increased production tax credits for wind projects at FPL Energy and additional dividend deductions related to FPL Group's Employee Stock Ownership Plan. The nine-month period was also affected by the favorable settlement in March 2002 of a prior year tax matter.

The discussion of results of operations by segment below is based upon adjusted earnings. See Nonrecurring Charges for further discussion of third quarter 2002 charges.

FPL - For the three and nine months ended September 30, 2002, FPL's net income benefited from higher revenues from retail base operations, lower depreciation expense and lower interest charges. However, higher other operations and maintenance (O&M) expenses and property taxes not recovered through the cost recovery clauses more than offset these positives in the three-month period and partially offset the positives in the nine-month period.

Revenues from retail base operations increased for the three months ended September 30, 2002 as a result of a 2.2% increase in customer accounts and a 3.6% increase in usage per retail customer mainly due to warmer weather. The increase was partly offset by the effect of a 7% reduction in rates that was effective in mid-April 2002, net of a lower revenue refund provision. For the third quarter of 2002, revenues from retail base operations, excluding the impact of the revenue refund provision, decreased to $1,027 million from $1,048 million for the same period last year. This decline was more than offset by a reduction in the revenue refund provision. No amount was accrued during the third quarter of 2002 compared to $28 million for the same period in 2001 associated with refunds to retail customers under the former rate agreement that ended April 14, 2002.

Revenues from retail base operations increased for the nine months ended September 30, 2002 reflecting a 2.1% increase in customer accounts and a 2.6% increase in usage per retail customer mainly due to warmer weather. The increase was partly offset by the effect of a 7% reduction in rates commencing April 15, 2002, net of a lower revenue refund provision. For the nine months ended September 30, 2002, revenues from retail base operations, excluding the impact of the revenue refund provision, decreased to $2,761 million from $2,790 million for the same period last year. This decline was more than offset by a reduction in the revenue refund provision. FPL accrued $23 million during the nine months ended September 30, 2002 compared to $106 million for the same period in 2001 associated with refunds to retail customers.

Despite the increase in revenues from retail base operations discussed above, total operating revenues declined for the three and nine months ended September 30, 2002 due to a decline in clause revenues, primarily fuel-related, due to lower fuel costs. Clause revenues represent a pass-through of costs that affect cash flow but do not significantly affect net income.

FPL's O&M expenses increased for the three and nine months ended September 30, 2002 reflecting higher employee benefit and insurance costs, as well as higher nuclear maintenance costs primarily associated with more comprehensive inspections of the reactor vessel heads at FPL's nuclear facilities as ordered by the NRC (see Part II, Item 5(c)). Depreciation expense decreased during the three and nine months ended September 30, 2002 primarily due to the $44 million and $81 million, respectively, amortization of a regulatory liability, as approved by the FPSC in the new rate agreement, representing the pro rata portion of the $125 million annual depreciation credit provided for by the new rate agreement. Interest charges were lower for both the three and nine months ended September 30, 2002 due to lower interest rates and lower average debt balances as a result of the recovery of previously under-recovered fuel costs.

On April 11, 2002, the FPSC issued its final order approving the new settlement agreement regarding FPL's retail base rates. On April 26, 2002, the South Florida Hospital & Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida. The appellants requested that the Supreme Court remand the case to the FPSC for additional proceedings. Initial briefs were filed by the appellants on July 3, 2002. The answer briefs of the appellees were filed on August 30, 2002 and a reply brief from the appellants was filed on September 23, 2002. Oral arguments are expected to take place in early to mid-2003. FPL intends to vigorously contest this appeal and FPL believes that the FPSC's decision approving the settlement agreement will be upheld.

In June 2002, the NRC extended the operating licenses for Turkey Point Units Nos. 3 and 4, which will allow operation of these units until 2032 and 2033, respectively. FPL has not yet decided whether to exercise the option to operate past the original license expiration dates of 2012 and 2013, although FPL is continuing to take actions to ensure the long term viability of the units in order to preserve this option. This decision will be made by 2007. Any adjustment to depreciation and decommissioning rates would require FPSC approval.

On July 31, 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States. The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida for the operation of those facilities. The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights. FPL is evaluating the proposed rule. The FERC will be accepting comments on the proposed rule through February 17, 2003. A final order is expected to be issued in early 2003, with a proposed full implementation date of September 30, 2004.

In March 2002, FPL and two other Florida utilities filed a modified RTO proposal with the FPSC changing the structure of the RTO from a for-profit transmission company to a non-profit independent system operator. On September 3, 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity clause and ordering the utilities to file a petition for use of the proposed market design. On October 3, 2002, Public Counsel filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order, which caused an automatic stay of the proceedings. On October 28, 2002, the FPSC ordered that the GridFlorida proceedings be held in abeyance pending Public Counsel's appeal.

FPL Energy - FPL Energy's earnings for the three and nine months ended September 30, 2002 benefited from the addition of projects, primarily wind assets within the central and western regions of the United States, totaling more than 1,000 mw since the same periods last year, as well as increased generation and higher margins at two natural gas plants in the northeast. These positive effects were more than offset by lower energy prices from the Maine assets and the Lamar plant in Texas, higher interest expense and lower interest income. Administrative costs were lower during the third quarter of 2002 as a result of streamlining the organization; however, they remained higher for the nine month period reflecting business growth since the same period last year. During the third quarter of 2002, FPL Energy recorded $1 million of after-tax net unrealized mark-to-market losses from asset optimization and trading activities compared to gains of $2 million during the third quarter of 2001. The corresponding amounts for the nine months ended September 30, 2002 and 2001 were gains of $4 million and $2 million, respectively.

Since early June 2002, there has been a decline in the wholesale energy market, including a deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that may limit the number of counterparties with which FPL Energy does business. These market conditions are making it more difficult for FPL Energy to manage the risk associated with fluctuating commodity prices, to optimize the value of its assets and to contract the output of its plants. Any uncontracted output from the plants will be sold into the market place at prevailing prices.

FPL Energy's target is to have approximately 75% of capacity under contract or hedged over the following twelve-month period. As of September 30, 2002, FPL Energy's capacity under contract or sold forward for 2003 is as follows:

Asset Class	Available MW's(a)	% MW's Hedged

Wind	1,709	100
Older projects/QFs(b)	1,426	100
Merchants
Seabrook(c)	955	94
NEPOOL/PJM/NYPP	1,538	33 (d)
ERCOT	2,301	63 (d)
Other (WECC/SERC)	691	28 (d)

Total portfolio	8,620	73

_____________________
(a)		Weighted to reflect in-service dates; all assets adjusted for planned 2003 outages, including a refueling outage for Seabrook.
(b)		For further discussion regarding two wind projects involved in litigation that could potentially terminate long-term power sales agreements, see Note 7 - Other Contingencies.
(c)		The purchase of Seabrook was completed on November 1, 2002. See Note 10.
(d)		Represents peak mw hedged.

Including the acquisition of Seabrook, FPL Energy expects to have nearly 10,600 mw in operation by the end of 2003 and more than 11,300 mw by the end of 2004, including projects currently under construction, pending acquisitions and new wind generation.

Corporate and Other - Although the demand for telecommunication capacity continues to grow, the market has deteriorated as a result of many telecommunication companies filing for bankruptcy protection under Chapter 11. Customer credit has become a primary focus for the industry as credit downgrades have been increasing. Most of FPL FiberNet's customers are required to pay in advance and past due amounts are closely monitored and actively pursued. Several of FPL FiberNet's customers have filed for bankruptcy protection under Chapter 11 and reserves for any pre-petition receivables due to FPL FiberNet have been established. As a result of this deterioration and general economic conditions, FPL FiberNet has experienced a slowdown in its longhaul (intercity transport) business. FPL FiberNet's metropolitan network continues to benefit from an expanding customer base and increasing use of FPL FiberNet's network by its existing customers. Due to the ongoing decline in the telecommunications industry and its impact on FPL FiberNet's current and prospective customers, FPL FiberNet's capital expenditure forecast for 2002-04 was revised from $100 million to approximately $50 million.

FPL FiberNet earnings were lower for the three months ended September 30, 2002 reflecting a deteriorating telecommunications market. Earnings for the nine months ended September 30, 2002 benefited from a $17 million after-tax gain on a sales-type lease of dark fiber to an existing customer.

In connection with the redemption in 1999 of its one-third ownership interest in Olympus, an indirect subsidiary of FPL Group has a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia. In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11. The note receivable (included in other investments on FPL Group's condensed consolidated balance sheets) plus accrued interest totaled approximately $127 million at September 30, 2002. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or its subsequent Quarterly Reports on Form 10-Q with the SEC, and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family, which controlled Adelphia. Pursuant to a bankruptcy court order, Olympus was required to file with the court updated financial information by September 23, 2002, but was granted a motion by the court to extend its filing until December 23, 2002. FPL Group is monitoring these developments and is currently unable to assess the collectibility of the note or the value of the collateral.

Nonrecurring Charges - During the third quarter of 2002, FPL Group recorded restructuring, impairment and other charges totaling $272 million ($167 million after tax) primarily due to unfavorable market conditions in the wholesale energy and telecommunications markets. Of the $272 million of nonrecurring charges, $207 million was reported in restructuring and impairment charges, $48 million was reported in reserve for leveraged leases and $17 million was reported in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income. The principal components of these charges are as follows:

During the third quarter of 2002, FPL Energy conducted a thorough review of its business development plans, organizational structure and expenses. As a result, FPL Energy decided to substantially exit fossil-fueled greenfield power plant development activities, which resulted in the write-off of approximately $67 million ($41 million after tax) of previously capitalized development costs.

An agreement for the supply of gas turbines and other related equipment was renegotiated during the third quarter of 2002 to significantly reduce the commitment to purchase such equipment, resulting in a charge totaling approximately $16 million ($10 million after tax). FPL Group remains committed to purchase seven gas turbines through 2003. Also during the third quarter of 2002, FPL Energy entered into a contract to purchase 450 wind turbines.

FPL Energy also realigned its organizational structure during the third quarter of 2002 to lower general and administrative expenses and took other actions associated with the restructuring. The operating lease agreement with an SPE and the related credit facility used to finance certain turbine purchases were terminated during the third quarter of 2002. Together these resulted in a charge of approximately $20 million ($12 million after tax).

FPL Energy recorded a reserve against its investment in two wind projects in the third quarter of 2002 associated with certain regulatory issues of approximately $17 million ($10 million after tax), which is included in equity in earnings of equity method investees. At September 30, 2002, FPL Energy's net investment in the two wind projects totaled approximately $14 million. See Note 7 - Other Contingencies.

Due to the changing telecommunications market, FPL FiberNet completed valuation studies to assess the recoverability of its assets and as a result in the third quarter of 2002 recorded charges of approximately $104 million ($64 million after tax). Of this amount, $85 million ($52 million after tax) represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis. Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges of $19 million ($12 million after tax) were recognized related to development costs and inventory.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI. In July 2002, MCI filed for bankruptcy protection under Chapter 11. As a result, during September 2002, FPL Group recorded reserves totaling $48 million ($30 million after tax) due to the uncertainty of collectibility associated with these leveraged leases.

These restructuring activities are not expected to have a significant effect on FPL Group's future results of operations, liquidity or capital resources.
LIQUIDITY AND CAPITAL RESOURCES

FPL Group and its subsidiaries require funds to support and to grow their businesses. These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses and to pay maturing debt obligations. It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategy.

In 2002, FPL Group has raised approximately $1.4 billion through the issuance of 5.75 million shares of common stock and approximately 21.62 million of Corporate Units. During the second quarter, FPL redeemed $225 million of first mortgage bonds and FPL Group Capital entered into a $50 million variable-rate term loan. In August 2002, FPL Group Capital entered into another variable-rate term loan totaling $100 million. See Note 5. In October 2002, FPL and FPL Group Capital renewed their bank lines of credit that were scheduled to expire. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate approximately $3.1 billion ($2.1 billion for FPL Group Capital and $1 billion for FPL). Approximately one-half of these facilities expire in 2003, with the remainder expiring in 2004. These facilities are available to support the companies' commercial paper programs as well as for general corporate purposes. In addition, in July 2002, FPL Energy received approximately $282 million which had previously been posted as collateral in connection with an off-balance sheet financing arrangement with an SPE. See Note 7 - Off-Balance Sheet Financing Arrangement. Also during the third quarter of 2002, FPL received a $229 million tax refund out of an estimated $300 million it expects to receive as a result of a recent IRS ruling.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of debt outstanding. A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL Group Capital and FPL, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities. However, interest rates on loans under the credit facilities agreements and commitment fees are tied to credit ratings and would increase or decrease when ratings are changed. A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper issuances and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain power purchase and other agreements.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Services (S&P). At September 30, 2002, Moody's and S&P had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

		Moody's(a)	S&P(a)

FPL Group:
Corporate credit rating		N/A	A

FPL:
Corporate credit rating		A1	A/A-1
First mortgage bonds		Aa3	A
Pollution control bonds		Aa3/VMIG-1	A/A-1
Preferred stock		A3	BBB+
Commercial paper		P-1	A-1

FPL Group Capital:
Corporate credit rating		N/A	A/A-1
Debentures		A2	A-
Commercial paper		P-1	A-1
_____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

In June 2002, Moody's confirmed its credit ratings for FPL and FPL Group Capital. The outlook indicated by Moody's for the ratings of FPL is stable, while the outlook for the ratings of FPL Group Capital is negative reflecting uncertainty in the wholesale generation market. In April 2002, following the announcement of the Seabrook acquisition, S&P placed FPL Group's credit rating on CreditWatch with negative implications. In November 2002, S&P removed the CreditWatch with negative implications for FPL Group. The outlook was revised to negative and the "A" corporate credit rating was affirmed for FPL Group and subsidiaries.

FPL Group's and FPL's commitments at September 30, 2002 were as follows (see Note 7 - Commitments):
	2002	2003-04	2005-06	Thereafter	Total

	(millions)
Standby letters of credit:
FPL	$1	$8	$-	$-	$9
FPL Energy	180	65	-	-	245
Corporate and Other	-	4	-	-	4
Guarantees:
FPL Energy	1,239	38	-	266	1,543
Corporate and Other	-	-	2	1	3
Other commitments:
FPL(a)	590	2,980	1,180	-	4,750
FPL Energy(b)	884	460	96	416	1,856

Total	$2,894	$3,555	$1,278	$683	$8,410

_____________________
(a)

Represents projected capital expenditures through 2005 to meet increased electricity usage and customer growth. Excludes minimum payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses. See Note 7 - Contracts.

(b)				Represents firm commitments in connection with the acquisition, development and expansion of independent power projects.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects, management believes that the exposure associated with this guarantee is not material.

In April and October 2002, FPL declared special dividends of $250 million and $125 million, respectively, to FPL Group.
MARKET RISK SENSITIVITY
The changes in the fair value of FPL Group's derivative instruments for the three and nine months ended September 30, 2002, were as follows:
	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002

	Trading & Managed Hedges	Non-Managed Hedges & Hedges in OCI	FPL Group Total	Trading & Managed Hedges		Non-Managed Hedges & Hedges in OCI	FPL Group Total

	(millions)

Fair value of contracts outstanding at beginning of period	$5	$20	$25		$1	$(7)	$(6)
Contracts realized or settled	(3)	(4)	(7)		(8)	(9)	(17)
Fair value of new contracts when entered into	-	-	-		9	-	9
Changes in valuation assumptions	-	2	2	(a)	-	2	2	(a)
Other changes in fair values	(1)	8	7		(1)	40	39

Fair value of contracts outstanding at September 30, 2002	$1	$26	$27	(b)	$1	$26	$27	(b)

_____________________
(a)	Change in valuation assumption of correlation between power and fuel prices attributable to use of forward instead of spot price correlations.
(b)	Includes the fair value of FPL's derivative instruments of less than $1 million at September 30, 2002.
The sources of fair value and maturity of derivative instruments at September 30, 2002 were as follows:
	Maturity

	2002	2003	2004	2005	2006	Thereafter	Total

	(millions)
Sources of Fair Value:
Prices actively quoted	$5	$11	$(3)	$(2)	$-	$-	$11
Prices provided by other external sources,
primarily broker quotes	3	2	1	-	-	-	6
Prices based on models and other valuation
methods	4	2	-	-	1	3	10

	$12	$15	$(2)	$(2)	$1	$3	$27

Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.

Commodity price risk - The effect of a hypothetical 32% decrease in the price of natural gas and oil and a hypothetical 44% increase in the price of electricity, which are reasonable near-term market changes, would increase (decrease) the fair value at September 30, 2002 of commodity-based derivative instruments by the following:

	Trading & Managed Hedges		Non-Managed Hedges & Hedges in OCI			Total

	FPL Group	FPL	FPL Group		FPL	FPL Group	FPL

	(millions)

Natural gas and oil	$2	$-	$(50)		$(3)	$(48)	$(3)
Electricity	$4	$-	$(19)		$-	$(15)	$-

Interest rate risk - The special use funds of FPL include restricted funds set aside to cover the cost of storm damage and for the decommissioning of FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.1 billion and $1.0 billion at September 30, 2002 and December 31, 2001, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. Because the funds set aside for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012. At September 30, 2002 and December 31, 2001, other investments of FPL Group include approximately $276 million and $600 million, respectively, of investments that are carried at estimated fair value or cost, which approximates fair value.

The following are estimates of the fair value of FPL Group's and FPL's long-term debt:

		September 30, 2002				December 31, 2001

		Carrying Amount	Estimated Fair Value			Carrying Amount	Estimated Fair Value

		(millions)
Long-term debt of FPL, including current maturities		$2,355	$2,501	(a)		$2,579	$2,653	(a)
Long-term debt of FPL Group, including current maturities		$5,831	$6,182	(a)		$4,890	$5,080	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of the net liabilities would increase by approximately $92 million for FPL Group at September 30, 2002. Based upon a hypothetical 10% increase in interest rates, the net fair value of the net liabilities would increase by approximately $3 million for FPL at September 30, 2002.

Equity price risk - Included in the special use funds of FPL are marketable equity securities carried at their market value of approximately $481 million and $576 million at September 30, 2002 and December 31, 2001, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $48 million reduction in fair value and corresponding adjustment to the related liability accounts based on current regulatory treatment at September 30, 2002.

NEW ACCOUNTING RULES

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. FPL currently accrues for asset retirement obligations over the life of the related asset through depreciation. At FPL, the net effect of recording the full fair value of asset retirement obligations and the associated increase in assets pursuant to FAS 143 will, in accordance with regulatory treatment, be recorded as a regulatory asset. Management is in the process of evaluating the impact of implementing FAS 143 and is unable to estimate the effect on FPL Group's and FPL's financial statements. FPL Group and FPL will be required to adopt FAS 143 beginning in 2003.

In December 2001, the FASB released final guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. The new guidance was implemented on April 1, 2002, with no significant effect on FPL Group's and FPL's financial statements.

Beginning in the third quarter of 2002, FPL Group adopted guidance provided in EITF issue No. 02-3 relating to netting of realized gains and losses from trading contracts. For further discussion, see Note 2.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a)		Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing this report, FPL Group and FPL performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b)		Changes in Internal Controls

There have been no significant changes in FPL Group's or FPL's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2001 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in both the March 31, 2002 and June 30, 2002 Form 10-Q for FPL Group and FPL.

In August 2002, the federal district court denied without prejudice the EPA's motion to reopen, for purposes of discovery, the suit against Georgia Power Company and other subsidiaries of The Southern Company.

In May 2002, plaintiffs in the Thomas lawsuit filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief. In July 2002, defendants' motion to dismiss the amended complaint for, among other things, the failure to state a valid cause of action was denied. Defendants have filed an answer and affirmative defenses to the amended complaint. The parties are pursuing discovery regarding class certification.

On August 30, 2002, a special committee established to investigate allegations in the Oorbeek and Berman and the Klein lawsuits filed under seal with the court its report of its investigation. The report concluded that pursuit of the claims identified by the plaintiffs in the Oorbeek and Berman and the Klein lawsuits is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits. After reviewing the special committee's report, FPL Group's board of directors (with only independent directors participating) concluded likewise. On September 27, 2002, FPL Group, as nominal defendant, filed the special committee's report in the public docket and filed with the court a Statement of Position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss. The Statement of Position also reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of the LTIP pursuant to which the payments to eight senior officers were calculated. The board, the affected officers (two of whom have retired from FPL Group), and their respective legal counsel are discussing resolution of the issue. Any change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.

In August 2001, FMPA filed with the DC Circuit a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members. The parties to the DC Circuit proceeding (Petitioner FMPA, Respondent FERC and Intervenor FPL) completed the briefing schedule in September 2002 and oral argument before the DC Circuit is scheduled for November 19, 2002. The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities. FMPA member cities have been taking network transmission service under FPL's OATT since the mid-1990s. In the orders on appeal, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service. FPL believes that the record supports denying FMPA's petition for review. However, in the event that the DC Circuit remands the case to FERC and, on remand, FERC reverses its previous finding that FMPA is not entitled to transmission credits, FMPA is likely to seek refunds for amounts collected from FMPA member cities taking service under FPL's OATT. FPL estimates that through September 30, 2002 its maximum exposure to refunds, including interest, is approximately $68 million.

In addition to those legal proceedings discussed herein and in the 2001 Form 10-K, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

Item 5. Other Information
(a)	Reference is made to Item 1. Business - FPL Operations - Competition in the 2001 Form 10-K for FPL Group and FPL.
For information regarding the modified RTO and GridFlorida, see Note 4.
(b)	Reference is made to Item 1. Business - FPL Operations - Capital Expenditures in the 2001 Form 10-K for FPL Group and FPL.
For information regarding FPL's estimated capital expenditures through 2005, see Note 7 - Commitments.
(c)	Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2001 Form 10-K for FPL Group and FPL.

In August 2002, the NRC issued a bulletin requiring all pressurized water reactor licensees, including FPL, to perform supplemental inspections of the reactor vessel heads to identify if degradation such as cracking or corrosion had occurred. During the St. Lucie Unit No. 1 scheduled refueling outage in October 2002, FPL performed the required inspections and found no degradation associated with the reactor vessel head. The required inspections at FPL's other three nuclear units are scheduled to be performed during their next scheduled refueling outages in 2003. FPL anticipates that it will replace the reactor vessel heads at all of its nuclear units and has placed orders for long lead time components.

In April 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste depository. The Yucca Mountain site is the Department of Energy's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste. During May and July 2002, Congress overrode the disapproval notice through a majority vote of both houses. The President signed the joint resolution of Congress into law on July 23, 2002. The state of Nevada has initiated legal actions to attempt to block the project.

(d)	Reference is made to Item 1. Business - FPL Operations - Energy Marketing and Trading in the 2001 Form 10-K for FPL Group and FPL.

In August 2002, the FPSC approved a hedging program effective January 1, 2003. The hedging program is intended to reduce the risk of unexpected fuel price volatility and will be reviewed by the FPSC as part of the annual review of fuel costs.

(e)	Reference is made to Item 1. Business - FPL Operations - Electric and Magnetic Fields (EMF) in the 2001 Form 10-K for FPL Group and FPL.

In October 2002, the California Department of Health Services submitted its EMF Risk Evaluation report to the California Public Utility Commission. The report concludes in part that "EMFs can cause some degree of increased risk of childhood leukemia, adult brain cancer, Lou Gehrig's Disease and miscarriage." The report also finds that the risk, while potentially low across the entire population, nonetheless may be sufficient to warrant regulatory attention. Florida has had EMF regulations in place for many years, and FPL believes it is in compliance with the Florida Department of Environmental Protection (FDEP) regulations regarding EMF levels within and at the edge of the rights of way for transmission lines. Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. It is not presently known whether any such expenditures will be required. Currently, there are no such changes proposed to the FDEP regulations.

(f)	Reference is made to Item 1. Business - FPL Energy Operations in the 2001 Form 10-K for FPL Group and FPL.
For information regarding the effect of the declining wholesale energy market on FPL Energy, see Note 6 - FPL Energy.
For information regarding FPL Energy's estimated capital expenditures through 2005, see Note 7 - Commitments.
For information regarding the acquisition of Seabrook, see Note 10.
For information regarding FPL Energy's capacity under contract or sold forward for 2003, see Management's Discussion - Results of Operations - FPL Energy.
(g)	Reference is made to Item 1. Business - Other FPL Group Operations in the 2001 Form 10-K for FPL Group and FPL.
For information regarding the effect of the changing telecommunications market on FPL FiberNet, see Note 6 - Corporate and Other.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL

*10(a)

Generic Form of Executive Retention Employment Agreement between FPL Group and each of Moray P. Dewhurst, Ronald F. Green, John A. Stall and James L. Robo (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

			x	x
	12(a)	Computation of Ratio of Earnings to Fixed Charges	x
	12(b)	Computation of Ratios		x
	99(a)	Section 906 Certification of Chief Executive Officer of FPL Group	x
	99(b)	Section 906 Certification of Chief Financial Officer of FPL Group	x
	99(c)	Section 906 Certification of Chief Executive Officer of FPL		x
	99(d)	Section 906 Certification of Chief Financial Officer of FPL		x
_____________________
*Incorporated herein by reference

FPL Group and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A Current Report on Form 8-K was filed with the SEC on August 12, 2002 by FPL Group reporting one event under Item 5. Other Events and filing exhibits under Item 7. Financial Statements and Exhibits.
A Current Report on Form 8-K was filed with the SEC on September 27, 2002 by FPL Group and FPL reporting events under Item 5. Other Events and Regulation FD Disclosure.

A Current Report on Form 8-K was filed with the SEC on September 30, 2002 by FPL Group and FPL reporting one event under Item 5. Other Events and Regulation FD Disclosure and filing exhibits under Item 7. Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: November 12, 2002

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)

CERTIFICATIONS
I, Lewis Hay III, Chief Executive Officer of FPL Group, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of FPL Group, Inc. (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

LEWIS HAY III

Lewis Hay III Chairman of the Board and Chief Executive Officer

I, Moray P. Dewhurst, Vice President, Finance and Chief Financial Officer of FPL Group, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of FPL Group, Inc. (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

MORAY P. DEWHURST

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer

I, Lewis Hay III, Chief Executive Officer of Florida Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Florida Power & Light Company (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

LEWIS HAY III

Lewis Hay III Chairman of the Board and Chief Executive Officer

I, Moray P. Dewhurst, Senior Vice President, Finance and Chief Financial Officer of Florida Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Florida Power & Light Company (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer