Form 10-Q
period 2003-06-30
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2003-08-08
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether FPL Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No ___
Indicate by check mark whether Florida Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at July 31, 2003: 183,632,677 shares.

As of July 31, 2003, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL) are hereby filing cautionary statements identifying important factors that could cause FPL Group's or FPL's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of FPL Group and FPL in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause FPL Group's or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and FPL.

Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on FPL Group's and FPL's operations and financial results, and could cause FPL Group's and FPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

FPL Group and FPL are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), and the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the utility commissions of other states in which FPL Group has operations, and the U.S. Nuclear Regulatory Commission (NRC), with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs). The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.

•	The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.
•

FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators. Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts and/or the write-off of their investment in the project or improvement.

•

FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities. FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. In addition, FPL's use of such instruments could be subject to prudency challenges by the FPSC and if found imprudent, cost disallowance.

•

There are other risks associated with FPL Group's non-rate regulated businesses, particularly FPL Energy. In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy. FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results. In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements. As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results. In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

•

FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry. In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

•

FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability of FPL Group and FPL to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase interest costs.

•

FPL Group's and FPL's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at wind and hydro-powered facilities. In addition, severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

•

FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

OPERATING REVENUES	$2,459	$2,128	$4,632	$3,899

OPERATING EXPENSES
Fuel, purchased power and interchange	1,182	969	2,204	1,701
Other operations and maintenance	391	335	784	681
Depreciation and amortization	267	230	526	494
Taxes other than income taxes	205	185	397	358

Total operating expenses	2,045	1,719	3,911	3,234

OPERATING INCOME	414	409	721	665

OTHER INCOME (DEDUCTIONS)
Interest charges	(84)	(79)	(161)	(160)
Preferred stock dividends - FPL	(4)	(4)	(7)	(7)
Equity in earnings of equity method investees	18	24	51	33
Other - net	6	23	(1)	27

Total other deductions - net	(64)	(36)	(118)	(107)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	350	373	603	558

INCOME TAXES	111	123	189	142

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	239	250	414	416

Cumulative effect of ADOPTING fas 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS," NET OF INCOME TAXES OF $143	-	-	-	(222)

NET INCOME	$239	$250	$414	$194

Earnings per share of common stock:
Earnings per share before cumulative effect of adopting FAS 142	$1.35	$1.46	$2.34	$2.45
Cumulative effect of adopting FAS 142	$-	$-	$-	$(1.31)
Earnings per share	$1.35	$1.46	$2.34	$1.14
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of adopting FAS 142	$1.34	$1.46	$2.33	$2.45
Cumulative effect of adopting FAS 142	$-	$-	$-	$(1.31)
Earnings per share	$1.34	$1.46	$2.33	$1.14

Dividends per share of common stock	$0.60	$0.58	$1.20	$1.16

Weighted-average number of common shares outstanding	177.3	170.6	177.0	169.9
Weighted-average number of common shares outstanding - assuming dilution	178.1	171.1	177.6	170.2

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2003	December 31, 2002

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$25,544	$23,664
Nuclear fuel - net	214	202
Construction work in progress	2,498	2,639
Less accumulated depreciation and amortization	(11,287)	(12,201)

Total property, plant and equipment - net	16,969	14,304

CURRENT ASSETS
Cash and cash equivalents	281	266
Customer receivables, net of allowances of $21 and $26, respectively	822	642
Other receivables	219	223
Materials, supplies and fossil fuel inventory - at average cost	408	448
Deferred clause expenses	469	131
Other	341	198

Total current assets	2,540	1,908

OTHER ASSETS
Special use funds	2,083	1,921
Other investments	760	697
Other	1,069	960

Total other assets	3,912	3,578

TOTAL ASSETS	$23,421	$19,790

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,148	3,091
Retained earnings	3,483	3,281
Accumulated other comprehensive income	43	16

Total common shareholders' equity	6,676	6,390
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	6,765	5,790

Total capitalization	13,667	12,406

CURRENT LIABILITIES
Commercial paper	1,370	1,822
Notes payable	525	375
Current maturities of long-term debt	176	105
Accounts payable	728	458
Customers' deposits	340	316
Accrued interest and taxes	298	169
Deferred clause revenues	41	62
Other	697	604

Total current liabilities	4,175	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,027	-
Accumulated deferred income taxes	1,761	1,547
Storm and property insurance reserve	317	298
Other	1,474	1,628

Total other liabilities and deferred credits	5,579	3,473

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$23,421	$19,790

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$414	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	471
Goodwill impairment	-	365
Deferred income taxes and related regulatory credit	206	(46)
Cost recovery clauses	(336)	171
Equity in earnings of equity method investees	(51)	(33)
Distribution of earnings from equity method investees	15	46
Changes in operating assets and liabilities:
Restricted cash	(4)	263
Customer receivables	(178)	(25)
Other receivables	1	29
Material, supplies & fuel	41	6
Other current assets	(52)	(49)
Deferred pension cost	(61)	(55)
Accounts payable	289	135
Customers' deposits	24	18
Accrued interest & taxes	130	92
Other current liabilities	47	(95)
Other liabilities	(26)	(87)
Other - net	55	27

Net cash provided by operating activities	1,032	1,427

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(629)	(558)
Independent power investments	(762)	(615)
Capital expenditures of FPL FiberNet, LLC	(4)	(10)
Contributions to special use funds	(109)	(35)
Funds held for bond redemptions	(69)	-
Other - net	18	34

Net cash used in investing activities	(1,555)	(1,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,083	1,077
Retirements of long-term debt	(43)	(242)
Net change in short-term debt	(302)	(887)
Issuances of common stock	30	342
Dividends on common stock	(212)	(196)
Other - net	(18)	(35)

Net cash provided by financing activities	538	59

Net increase in cash and cash equivalents	15	302
Cash and cash equivalents at beginning of period	266	82

Cash and cash equivalents at end of period	$281	$384

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$41	$35
Accrual for premium on publicly-traded equity units known as corporate units	$-	$111
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

OPERATING REVENUES	$2,053	$1,921	$3,810	$3,460

OPERATING EXPENSES
Fuel, purchased power and interchange	970	886	1,780	1,513
Other operations and maintenance	308	285	609	558
Depreciation and amortization	223	202	442	438
Taxes other than income taxes	191	173	366	342

Total operating expenses	1,692	1,546	3,197	2,851

OPERATING INCOME	361	375	613	609

OTHER INCOME (DEDUCTIONS)
Interest charges	(45)	(43)	(83)	(85)
Other - net	-	(2)	(1)	(7)

Total other deductions - net	(45)	(45)	(84)	(92)

INCOME BEFORE INCOME TAXES	316	330	529	517

INCOME TAXES	113	121	188	187

NET INCOME	203	209	341	330

PREFERRED STOCK DIVIDENDS	4	4	7	7

NET INCOME AVAILABLE TO FPL GROUP	$199	$205	$334	$323

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2003	December 31, 2002

ELECTRIC UTILITY PLANT
Plant in service	$20,900	$19,864
Nuclear fuel under capital lease - net	151	140
Construction work in progress	625	757
Less accumulated depreciation	(10,756)	(11,842)

Electric utility plant - net	10,920	8,919

CURRENT ASSETS
Cash and cash equivalents	100	-
Customer receivables, net of allowances of $10 and $9, respectively	657	503
Other receivables	124	125
Materials, supplies and fossil fuel inventory - at average cost	324	349
Deferred clause expenses	469	131
Other	169	57

Total current assets	1,843	1,165

OTHER ASSETS
Special use funds	1,832	1,693
Other	911	860

Total other assets	2,743	2,553

TOTAL ASSETS	$15,506	$12,637

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	3,716	3,716
Retained earnings	374	295
Accumulated other comprehensive loss	(2)	(2)

Total common shareholder's equity	5,461	5,382
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,858	2,364

Total capitalization	8,545	7,972

CURRENT LIABILITIES
Commercial paper	392	722
Notes payable	150	-
Current maturities of long-term debt	139	70
Accounts payable	606	369
Customers' deposits	334	316
Accrued interest and taxes	255	175
Deferred clause revenues	41	62
Other	320	297

Total current liabilities	2,237	2,011

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,857	-
Accumulated deferred income taxes	1,394	1,215
Storm and property insurance reserve	317	298
Other	1,156	1,141

Total other liabilities and deferred credits	4,724	2,654

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$15,506	$12,637

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES	$341	$330
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	416
Deferred income taxes and related regulatory credit	170	62
Cost recovery clauses	(336)	171
Changes in operating assets and liabilities:
Customer receivables	(154)	66
Other receivables	15	4
Material, supplies & fuel	25	(46)
Other current assets	(40)	(20)
Deferred pension cost	(50)	(49)
Accounts payable	256	72
Customers' deposits	18	18
Accrued interest & taxes	80	120
Other current liabilities	25	(81)
Other liabilities	7	49
Other - net	6	4

Net cash provided by operating activities	782	1,116

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(629)	(558)
Contributions to special use funds	(102)	(35)
Funds held for bond redemptions	(69)	-
Other - net	1	2

Net cash used in investing activities	(799)	(591)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	585	-
Retirements of long-term debt	(24)	(225)
Net change in short-term debt	(181)	227
Dividends	(263)	(524)

Net cash provided by (used in) financing activities	117	(522)

Net increase in cash and cash equivalents	100	3
Cash and cash equivalents at beginning of period	-	1

Cash and cash equivalents at end of period	$100	$4

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$41	$35
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2002 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1. Asset Retirement Obligations

Effective January 1, 2003, FPL Group and FPL adopted Statement of Financial Accounting Standards No. (FAS) 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the condensed consolidated statements of income. Prior to January 1, 2003, FPL accrued for decommissioning and dismantlement costs over the life of the related asset through depreciation expense.

Upon adoption of FAS 143, with respect to amounts for nuclear decommissioning, FPL recorded an ARO of approximately $1.8 billion, capitalized a net asset related to the ARO of approximately $231 million and reversed the approximately $1.6 billion it had previously recorded in accumulated depreciation. The difference, approximately $29 million, was deferred as a regulatory liability. FPL's AROs other than nuclear decommissioning were not significant. The adoption of FAS 143 results in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates. Accordingly, any differences between the ongoing expense recognized under FAS 143 and the amount recoverable through rates have been deferred in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." At June 30, 2003, approximately $1.8 billion remained in accumulated depreciation for recorded asset retirement costs that do not meet the definition of an ARO under FAS 143, or are not estimable as discussed in the paragraph below, but are accrued based on FPSC rules and regulations. FPL recorded accretion expense of approximately $25 million and $50 million for the three and six months ended June 30, 2003, respectively. No other adjustments were made to FPL's ARO during the quarter ended June 30, 2003. Had FAS 143 been applied in 2002 and 2001, FPL would have recorded AROs of approximately $1.8 billion and $1.7 billion at December 31, 2002 and 2001, respectively. Pro forma net income and earnings per share have not been presented for FPL for the three and six months ended June 30, 2002 and for the years ended December 31, 2002, 2001 and 2000 because the pro forma application of FAS 143 to prior periods would result in the same pro forma net income and earnings per share amounts as the actual amounts reported for those periods due to the regulatory treatment mentioned above.

FPL Group and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution (T&D) and telecommunications assets resulting from easements over property not owned by FPL Group or FPL. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as FPL Group and FPL intend to utilize these properties indefinitely. In the event FPL Group and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

In addition to the amounts recorded by FPL, upon adoption of FAS 143, FPL Energy increased its ARO by approximately $6 million to a total ARO of approximately $164 million and increased its net property, plant and equipment by approximately $6 million. Approximately $152 million of FPL Energy's ARO related to the nuclear decommissioning obligation of the Seabrook Station (Seabrook), and the remainder primarily represented the current estimated fair value of obligations to dismantle its wind facilities located on leased property and certain hydro facilities. The cumulative effect on FPL Energy's net income of adopting FAS 143 was immaterial. FPL Energy recorded accretion expense of approximately $3 million and $6 million for the three and six months ended June 30, 2003, respectively, which caused FPL Energy's ARO to increase to approximately $170 million at June 30, 2003. FPL Energy made no other adjustments to its ARO during 2003.

Had FAS 143 been applied in 2002 and 2001, FPL Group would have recorded AROs of approximately $2.0 billion and $1.7 billion at December 31, 2002 and 2001, respectively. Additionally, had FPL Group applied FAS 143 in the three and six months ended June 30, 2002, FPL Group's net income and earnings per share would not have differed from the reported amounts.

2. Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for special purpose entities (SPEs). As a result, entities that are deemed to be variable interest entities (VIEs) in which FPL Group or FPL or one of their respective subsidiaries is considered to be the "primary beneficiary" will be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns. FPL Group and FPL believe that the VIEs discussed below will be required to be consolidated beginning in July 2003.

FPL - FPL leases nuclear fuel for all four of its nuclear units from an unrelated SPE. For ratemaking purposes, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination. FPL makes quarterly payments to the lessor for the lease commitments regardless of fuel utilization. In 1991, at the inception of the leases, the SPE entered into various debt agreements to finance the cost of the nuclear fuel. As of June 11, 2003, FPL is the guarantor of the debt agreements. The outstanding balances under the debt agreements were approximately $164 million at June 30, 2003 and $158 million at December 31, 2002.

FPL Energy - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with an SPE lessor to lease a 550-mw combined-cycle power generation plant through 2007. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2002, the commitment was capped at costs incurred of $380 million. The $380 million commitment includes $364 million of debt and $16 million of equity. The conditions to achieve project completion were satisfied as of December 27, 2002, at which time the base lease term began. The FPL Energy subsidiary began making quarterly lease payments on March 31, 2003. The amounts are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs. The minimum annual lease payments are estimated to be approximately $11 million for the remainder of 2003, $23 million in 2004, $25 million in 2005, $18 million in 2006 and $209 million in 2007 (including a residual value guarantee of $192 million). The lease payments are based on a floating interest rate, tied to three month LIBOR, which adjusts quarterly.

The FPL Energy subsidiary has the option to purchase the plant at any time during the remaining lease term for 100% of the outstanding principal balance of the loans and equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents. However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase the plant for the same cost. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee (included in the minimum lease payments above) must be paid, and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital Inc (FPL Group Capital) has guaranteed certain obligations of the FPL Energy subsidiary under the lease agreement. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the plant and the related debt and that total assets, total liabilities and equity of the lessor at June 30, 2003 were approximately $383 million, $367 million and $16 million, respectively.

At June 30, 2003, FPL Group's and FPL's maximum exposure to loss as a result of their involvement with the two VIEs discussed above, in the event that the underlying asset would be economically worthless, was approximately $376 million and $164 million, respectively, which includes the residual value guarantee, letters of credit and debt service guarantees. As a result of the consolidation of the above mentioned VIEs beginning July 1, 2003, FPL Group's and FPL's assets will increase by approximately $366 million and $1 million, respectively, and their liabilities will increase by approximately $379 million and $1 million, respectively. In addition, FPL Group's equity will decrease by approximately $7 million related to accumulated other comprehensive losses recorded by FPL Energy's SPE lessor mentioned above. The cumulative effect on FPL Group's net income of implementing FIN 46 for the VIEs discussed above is approximately a $3 million loss (net of taxes of $2 million) and zero for FPL. FPL Group is continuing to evaluate its investments in partnerships and joint ventures to determine if any of those entities would be required to be consolidated under the provisions of FIN 46.

3. Earnings Per Share
The reconciliation of earnings per share and earnings per share - assuming dilution is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002;

	(millions, except per share amounts)

Numerator:
Net income	$239	$250	$414	$194

Denominator:
Weighted-average number of common shares outstanding	177.3	170.6	177.0	169.9
Performance share and shareholder value awards, options and equity units (a)	0.8	0.5	0.6	0.3

Weighted-average number of common shares outstanding - assuming dilution	178.1	171.1	177.6	170.2

Earnings per share	$1.35	$1.46	$2.34	$1.14
Earnings per share - assuming dilution	$1.34	$1.46	$2.33	$1.14
_____________________
(a)

Performance share and shareholder value awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award. Options and equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options, which were not included in the denominator above due to their antidilutive effect, were approximately 1 million and 2 million for the three months ended June 30, 2003 and 2002, respectively, and approximately 2 million for both the six months ended June 30, 2003 and 2002.

4. Comprehensive Income

Substantially all of the transactions that FPL Group has designated as hedges at June 30, 2003 are cash flow hedges which have expiration dates through December 2016. Approximately $37 million of FPL Group's accumulated other comprehensive income at June 30, 2003 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold. Within other comprehensive income (OCI), approximately $18 million and $1 million represent the effective portion of the net gain on cash flow hedges during the three months ended June 30, 2003 and 2002, respectively. The corresponding amounts for the six months ended June 30, 2003 and 2002 are approximately $42 million and $15 million, respectively.

Comprehensive income of FPL Group, totaling approximately $259 million and $250 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $441 million and $210 million for the six months ended June 30, 2003 and 2002, respectively, includes net income, net unrealized gains (losses) on cash flow hedges of $8 million and $(1) million for the three months ended June 30, 2003 and 2002, respectively, and $18 million and $15 million for the six months ended June 30, 2003 and 2002, respectively, as well as changes in unrealized gains and losses on available for sale securities. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

5. Derivative Instruments

Beginning in 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, 138 and 149) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce FPL Group's aggregate risk. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)

Trading and managed hedges (a)	$-	$(6)	$(4)	$8
Non-managed hedges (b)	$(3)	$2	$3	$3
_____________________
(a)	The unrealized gains (losses) from trading and managed hedge activities are reported net in operating revenues.
(b)

The unrealized gains (losses) from non-managed hedge activities of consolidated entities are reported in other - net and activities of equity method investees are reported in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FAS 133 to formally incorporate certain conclusions reached by the Derivatives Implementation Group. For implementation issues that were modified in the amendment process, the new guidance will be applied prospectively for contracts entered into or modified after June 30, 2003. FPL Group and FPL are evaluating the effects, if any, the modifications would have on their financial statements in the future.

Since the adoption of Derivatives Implementation Group Issue (Issue) C11 in July 2001, FPL Group has considered any contract with its total sales price indexed to the consumer price index (CPI) or any similar broad market index to be ineligible for the normal purchases and normal sales exception under FAS 133, since its price was not clearly and closely related to the asset being sold. However, electricity contracts with a price based on the fuel used to generate the electric power being sold have been considered to be eligible for the normal sales exception, even when that price also contained an additional payment for incremental operations and maintenance expenses that was indexed to CPI. FPL Group believed that the types of expenses incurred as incremental operations and maintenance expenses, such as materials and supplies, would be expected to fluctuate with CPI and as such believed the overall price in the contract was clearly and closely related to the electric power being sold. However, in March 2003, FPL Group amended all such derivative contracts to remove the inflation indices.

In June 2003, the FASB addressed this issue by providing guidance in Issue C20 regarding when a contract's price may be considered clearly and closely related to the asset being sold for purposes of qualifying for the normal purchases and normal sales exception in FAS 133. Based on the provisions of this guidance, the amended contracts would have continued to qualify for the normal exception even if they had not been amended. However, Issue C20 would have required a one time cumulative effect adjustment on the October 1, 2003 implementation date to mark these contracts to their fair value. Because these contracts were amended to remove the inflation indices, FPL Group believes a cumulative effect adjustment will not be required.

6. Regulation

In April 2003, the FERC issued its White Paper on Wholesale Power Market Platform (White Paper), responding to comments on its proposed rule regarding standardized market design for electric markets in the United States. The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant regional transmission organizations (RTO)/independent system operator (ISO) features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets. FPL is evaluating the proposed rule and is currently unable to determine the effects, if any, on FPL's operations.

In June 2003, the Florida Supreme Court dismissed the State of Florida Office of Public Counsel's (Public Counsel's) appeal of the FPSC's approval of GridFlorida LLC (GridFlorida) without prejudice. The FPSC has restored the GridFlorida docket to active status and will reestablish a schedule for proceeding after an FPSC and FERC technical conference on September 15, 2003.

On November 6, 2003, the Florida Supreme Court will hear oral arguments in the South Florida Hospital and Healthcare Association's appeal of the FPSC's approval of FPL's 2002-2005 rate agreement. FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

7. Stock-Based Compensation

FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation. FPL Group, however, uses the intrinsic value based method of accounting as permitted by the statement. Stock-based compensation expense was approximately $7 million and $5 million for the three months ended June 30, 2003 and 2002, respectively, and $10 million and $11 million for the six months ended June 30, 2003 and 2002, respectively. Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods. The following table illustrates the effect on net income and earnings per share if FPL Group's compensation expense relating to options had been determined using the fair value based method:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions, except per share amounts)

Net income, as reported	$239	$250	$414	$194
Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related tax effects	2	2	3	3

Pro forma net income	$237	$248	$411	$191

Earnings per share:
As reported	$1.35	$1.46	$2.34	$1.14
Pro forma	$1.34	$1.45	$2.32	$1.12
Assuming dilution - as reported	$1.34	$1.46	$2.33	$1.14
Assuming dilution - pro forma	$1.33	$1.45	$2.31	$1.12

In March 2003, the FASB added a project to its agenda to address whether compensation paid in the form of equity instruments should be recognized and how such compensation should be measured. In May 2003, FPL Group announced it would begin using the fair value based method of accounting for stock-based compensation beginning in 2004.

8. Debt

Long-term Debt - In April 2003, FPL sold $500 million principal amount of 5 5/8% first mortgage bonds maturing in 2034 and FPL Group Capital sold $500 million principal amount of 3 1/4% debentures maturing in 2006. The proceeds from FPL's first mortgage bonds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes. The proceeds from FPL Group Capital's debentures were used to repay a portion of commercial paper issued to fund investments in independent power projects.

In May 2003, FPL sold approximately $79 million principal amount of variable rate tax-exempt solid waste disposal revenue refunding bonds maturing in 2024. The proceeds were used to refund and redeem in May 2003, approximately $5 million principal amount of 6.70% solid waste disposal revenue bonds maturing in 2027 and approximately $4 million principal amount of 7.15% solid waste disposal revenue bonds maturing in 2023. The remaining proceeds were used to refund and redeem in July 2003, approximately $65 million principal amount of variable rate solid waste disposal revenue bonds maturing in 2024 and approximately $4 million principal amount variable rate solid waste disposal revenue bonds maturing in 2027.

In June 2003, FPL sold $15 million principal amount of variable rate tax-exempt solid waste disposal revenue refunding bonds maturing in 2023. The proceeds were used to refund and redeem $15 million principal amount of 7.15% solid waste disposal revenue bonds maturing in 2023.

In July 2003, a subsidiary of FPL Energy closed on a $400 million variable rate construction term facility to fund the construction of two gas-fired power projects. Approximately $242 million was advanced at closing. The construction term facility consists of non-recourse senior secured debt for the construction period followed by a term credit facility which matures 42 months following the completion of one of the power projects (estimated maturity date of November 15, 2007), but in no event later than June 30, 2008. FPL Group Capital has guaranteed certain obligations under the debt agreement. In August 2003, the FPL Energy subsidiary entered into an interest rate swap agreement to fix the interest rate on $200 million of this debt at 3.557%, which expires on November 15, 2007.

Also in July 2003, a subsidiary of FPL Energy sold $380 million of 6.639% limited-recourse senior secured bonds maturing in 2023. The majority of the proceeds were used to return to FPL Energy a portion of the indirect investment it made in the development, acquisition and/or construction of seven wind power projects and to fund a debt service reserve account and a major maintenance reserve account. FPL Group Capital has guaranteed certain obligations under the debt agreement.

In July 2003, FPL Group Capital entered into two $150 million variable rate hedge agreements to protect $300 million of its 7.625% fixed rate debt maturing in 2006 against changes in fair value due to changes in interest rates. Both of the hedge agreements expire in 2006.

Notes Payable - In March 2003, FPL entered into a promissory note with a bank under which FPL may borrow up to $500 million. As of June 30, 2003, FPL had loans outstanding under this note totaling $150 million principal amount with a weighted-average annual interest rate of 1.38% and an average remaining term of 79 days. The proceeds of borrowings under the promissory note will be used for general corporate purposes.

9. Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand. At FPL Energy, capital expenditures include costs for the acquisition, development and expansion of independent power projects (including capitalized interest). FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to sustain its fiber optic network and meet customer specific requirements. At June 30, 2003, capital expenditures for the remainder of 2003 through 2007 are estimated to be as follows:

	2003	2004	2005	2006	2007	Total

	(millions)
FPL: (a)
Generation	$395	$670	$490	$230	$320	$2,105
Transmission	95	185	140	135	140	695
Distribution	235	520	510	515	525	2,305
General and other	70	135	115	125	120	565

Total	$795	$1,510	$1,255	$1,005	$1,105	$5,670

FPL Energy:
Wind(b)	$685	$-	$-	$-	$-	$685
Gas	160	45	10	10	10	235
Nuclear	10	30	40	20	15	115

Total	$855	$75	$50	$30	$25	$1,035

FPL FiberNet	$5	$10	$10	$10	$10	$45

_________________________
(a)	Represents estimated capital expenditures for capacity needs identified through 2006.
(b)

FPL Energy's capital expenditures for wind are estimated through 2003, when the production tax credits are scheduled to expire, and assumes the addition of approximately 1,000 mw, of which 836 mw have been announced.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below). As of June 30, 2003, FPL Energy had approximately $1.5 billion in firm commitments for a portion of its capital expenditures, natural gas transportation and storage and nuclear fuel contracts and minimum lease payments associated with an SPE (see Note 2). FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to consolidated entities entered after December 31, 2002, be recorded on the balance sheet. At June 30, 2003, subsidiaries of FPL Group, other than FPL, have guaranteed a firm gas transportation agreement obligation with a letter of credit, purchase and sale of power and fuel agreement obligations and debt service payments relating to agreements that existed at December 31, 2002. The term of the guarantees is equal to the term of the related debt, firm transportation agreement, or purchase and sale of power and fuel agreement, which can be as short as 30 days or as long as 20 years. The maximum potential amount of future payments that could be required under these guarantees at June 30, 2003 is approximately $21 million, of which $2 million relates to a guarantee for the performance of an unrelated party. At June 30, 2003, FPL Group does not have any liabilities recorded for these guarantees. In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement (PPA) that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects and current forward prices, management believes that the exposure associated with this guarantee is not material.

Contracts - FPL Energy has entered into several contracts for the supply of wind turbines and towers to support a portion of the wind generation under construction. In addition, FPL Energy has entered into various engineering, procurement and construction contracts with expiration dates through 2004 to support its development activities. All of these contracts are intended to support expansion, and the related commitments as of June 30, 2003 are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. FPL is obligated under take-or-pay purchased power contracts with JEA (formerly known as the Jacksonville Electric Authority) and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 381 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts, and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has various agreements with several electricity suppliers to purchase an aggregate of up to 1,100 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2028.

FPL Energy has long-term contracts for the transportation, supply and storage of natural gas with expiration dates ranging from 2005 through 2033. FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2003 to 2008.

The remaining required capacity and minimum payments under these contracts as of June 30, 2003 are estimated to be as follows:

	2003	2004	2005	2006	2007	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$90	$180	$180	$190	$190	$1,100
Qualifying facilities	$170	$350	$350	$300	$300	$4,300
Other electricity suppliers	$55	$90	$55	$50	$5	$-
Minimum payments, at projected prices:
Southern Companies - energy	$30	$60	$70	$70	$70	$180
Natural gas, including transportation	$935	$1,180	$615	$275	$275	$3,175
Coal	$15	$25	$25	$10	$10	$-
Oil	$200	$-	$-	$-	$-	$-

FPL Energy	$20	$45	$40	$40	$40	$610
Charges under these contracts were as follows:
	Three Months Ended June 30,								Six Months Ended June 30,

	2003				2002				2003				2002

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$47	(a)	$40	(b)	$50	(a)	$42	(b)	$96	(a)	$78	(b)	$96	(a)	$79	(b)
Qualifying facilities	$94	(c)	$33	(b)	$79	(c)	$29	(b)	$178	(c)	$68	(b)	$155	(c)	$60	(b)
Other electricity suppliers	$28	(c)	$13	(b)	$22	(c)	$7	(b)	$42	(c)	$17	(b)	$25	(c)	$9	(b)
Natural gas, including transportation	$-		$443	(b)	$-		$225	(b)	$-		$842	(b)	$-		$368	(b)
Coal	$-		$12	(b)	$-		$15	(b)	$-		$25	(b)	$-		$29	(b)
Oil	$-		$152	(b)	$-		$112	(b)	$-		$272	(b)	$-		$165	(b)

FPL Energy	$-		$11		$-		$4		$-		$19		$-		$9
_____________________
(a) Majority is recoverable through the capacity cost recovery clause (capacity clause).
(b) Recoverable through the fuel and purchased power cost recovery clause (fuel clause).
(c) Recoverable through the capacity clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $454 million ($363 million for FPL) per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $54 million ($43 million for FPL) per incident per year. FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $11 million and $14 million per incident, respectively. The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $93 million ($70 million for FPL) in retrospective premiums. FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $3 million and $3 million, respectively.

In the event of a catastrophic loss at one of FPL Group's nuclear plants, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

FPL self-insures its T&D property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a storm and property insurance reserve for uninsured property storm damage or assessments under the nuclear insurance program. As of June 30, 2003, the storm and property insurance reserve (approximately $317 million) equals the amount in the storm fund (approximately $196 million) plus related deferred income taxes (approximately $121 million). The current annual accrual approved by the FPSC is $20.3 million. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss. In addition, FPL Group is self-insured for FPL FiberNet's fiber-optic cable located throughout Florida.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, $27,500 per day for each violation thereafter through August 3, 2003 and, under a proposed EPA rule, $32,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case. In August 2002, the federal district court denied without prejudice the EPA's motion to reopen. In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review. The EPA is reviewing its options for further review of the Eleventh Circuit decision. The EPA has not yet moved to reopen this case.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Florida circuit court. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief. Defendants have filed an answer and affirmative defenses to the amended complaint. The parties are pursuing discovery.

In August 2001, Florida Municipal Power Agency (FMPA) filed with the United States Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members. The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities. FMPA member cities have been taking network transmission service under FPL's open access transmission tariff (OATT) since the mid-1990s. In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service. On January 21, 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities, finding that substantial evidence supported FERC's conclusion that FMPA's facilities do not satisfy the integration test. On March 28, 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision. FMPA has petitioned the U.S. Supreme Court for review of the DC Circuit's decision. FMPA also has requested that FERC decide the crediting issue again in a separate FERC proceeding. That proceeding dates back to a filing by FPL on March 19, 1993, as completed on July 26, 1993, of a comprehensive restructuring of its then-existing tariff structure. All issues in that case are settled except for three issues reserved by FMPA, one of which is the crediting issue. FPL has argued that, particularly in light of the DC Circuit's order, FERC should not issue another order addressing FMPA's request for credits. If FERC does decide the crediting issue in this separate proceeding, and reverses its previous finding that FMPA is not entitled to transmission credits, FMPA is likely to seek refunds for amounts collected from FMPA member cities taking service under FPL's OATT. FPL estimates that through June 30, 2003 its maximum exposure to refunds, including interest, is approximately $50 million to $60 million. On March 5, 2003, FMPA petitioned the DC Circuit to order FERC to rule on the reserved issues. FERC's response to FMPA's petition stated that FMPA had not shown the extraordinary circumstances to warrant granting their petition. FERC has directed FPL and FMPA to file supplemental initial and reply briefs.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorneys' fees. FPL Group's board of directors had previously established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers and expanded that investigation to include the allegations in the Oorbeek and Berman complaint.

In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted breaches of fiduciary duties by the individual defendants because the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers ($62 million); contribution, restitution and/or damages from the individual defendants; and attorneys' fees. These allegations also were referred to the special committee of FPL Group's board of directors investigating the allegations in the Oorbeek and Berman lawsuit.

In August 2002, the special committee filed under seal with the court its report of its investigation. The report concluded that pursuit of the claims identified by the plaintiffs in the Oorbeek and Berman and the Klein lawsuits is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits. After reviewing the special committee's report, FPL Group's board of directors (with only independent directors participating) concluded likewise. In September 2002, FPL Group, as nominal defendant, filed the special committee's report in the public docket and filed with the court a Statement of Position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss. The Statement of Position also reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of the LTIP pursuant to which the payments to eight senior officers were calculated. The board, the affected officers (three of whom have retired or resigned from FPL Group), and their respective legal counsel are discussing resolution of the issue. Any change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.

In February 2003, Donald E. and Judith B. Phillips filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III, Dennis P. Coyle and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's LTIP and FPL Group's proposed, but unconsummated, merger with Entergy were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorney's fees.

The Oorbeek, Klein and Phillips lawsuits have been consolidated. FPL Group has filed motions to dismiss the Oorbeek, Klein and Phillips lawsuits for failure to make a proper demand, as required by Florida law, to obtain action by the board of directors and to dismiss the Oorbeek and Klein lawsuits because the independent directors (other than Messrs. Zarb, Camaren and Thaman) have determined that pursuit of the lawsuits is not in the best interests of FPL Group. Messrs. Zarb, Camaren and Thaman joined the board in August 2002, October 2002 and July 2003, respectively, and did not participate in the proceedings relating to this determination or the motions to dismiss.

On May 2, 2003, the plaintiff's attorneys in the Klein lawsuit sent a new letter to FPL Group's board of directors (the May 2, 2003 Letter). This letter demands, among other things, that the board take action (i) to recover from the persons who approved such payments and/or otherwise breached their fiduciary duties, all of the above-described $92 million of LTIP payments made to officers and employees of FPL Group, allegedly on the grounds that the payments constituted a breach of fiduciary duty, bad faith, corporate waste and other unspecified wrongs, (ii) to investigate whether the proposed merger with Entergy was a plan by FPL Group's officers and directors to enrich themselves at the expense of the company, (iii) to seek the return of certain LTIP awards made in replacement of accelerated LTIP awards, (iv) to take immediate actions to secure the return of up to approximately $9 million in LTIP payments which is subject to an interpretation question under the LTIP, (v) to investigate and seek the return of stock options and restricted stock paid to Mr. Broadhead in January 2002 in connection with a consulting agreement and his retirement from FPL Group in December 2001, and (vi) to investigate whether punitive damages may be sought. In July 2003, FPL Group's board of directors appointed a special committee, composed of James L. Camaren and Michael H. Thaman, to investigate the matters raised in the May 2, 2003 Letter and to make a determination as to how FPL Group should respond to the matters raised therein.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations. The plaintiffs seek damages in excess of $1 million. FPL has moved to dismiss the complaint.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above. FPL will be moving to dismiss the complaint.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning. An amended complaint was filed in May 2003. The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County. The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions. The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified. FPL has moved to dismiss the complaint. In July 2003, the Bradstreets brought an identical action in the same court on behalf of themselves and their daughter, Elizabeth Bradstreet. FPL will be moving to dismiss the complaint.

In June 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning. The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Bradstreet lawsuits described above. FPL will be moving to dismiss the complaint.

In March 2003 and subsequently amended in April 2003, the New York Public Interest Research Group, the NY/NJ Baykeeper and the American Littoral Society brought an action against the New York State Department of Environmental Conservation (DEC), Jamaica Bay Peaking Facility, LLC (Jamaica Bay), FPL Energy and Long Island Power Authority (LIPA) in the New York State Supreme Court, Queens County. The action challenges the construction and operation by Jamaica Bay of a nominal 55 mw generating facility (Facility) currently operating in Far Rockaway, NY. The petition alleges, among other things, that LIPA did not conduct a proper environmental review of the Facility under the State Environmental Quality Review Act, and that the issuance of an air emissions permit for the Facility by the DEC was improper because the Facility should have been considered a major stationary source under the Clean Air Act. Petitioners have also filed a Motion for a Preliminary Injunction seeking to stop the construction of the Facility pending a decision on their request that the court declare the DEC air permit null and void and requesting the court to order LIPA to prepare an environmental impact statement for the Facility. FPL Energy and Jamaica Bay have moved to dismiss the petition. In August 2003, the parties entered into a settlement agreement and expect that the case will be dismissed shortly.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits. As noted above, FPL Group's Board of Directors has appointed a special committee of the Board to investigate the matters raised in the May 2, 2003 Letter and to make a determination with respect thereto. Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

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

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia). In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The note receivable plus accrued interest totaled approximately $127 million at June 30, 2003 and are included in other investments on FPL Group's condensed consolidated balance sheets. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or any subsequent Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K with the Securities and Exchange Commission (SEC), and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. Olympus has stated publicly that it expects to restate its financial statements for the years ended December 31, 2000 and 1999, and its interim financial statements for 2001 and possibly other periods. In addition, current management of Olympus believes that other public information provided by the Rigas family was unreliable. In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of dollars of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family, which controlled Adelphia. Pursuant to a bankruptcy court order, Olympus is required to file with the court updated financial information. After a number of motions to extend being granted by the court, updated financial information is now required to be filed by October 20, 2003.

In August 2002, an affidavit was filed in the bankruptcy court proceedings by a director of Lazard Freres & Co. LLC stating that, based on his analysis, the market value of FPL Group's secured interest in Olympus exceeded the carrying value of the note receivable plus accrued interest. In February 2003, FPL Group obtained an evaluation of the Olympus assets from an independent third party. The results of the evaluation, which was based on the limited information available, indicated that there was no impairment. However, the ultimate collectibility of the note receivable cannot be assured. FPL Group will continue to monitor these developments.

FPL Energy owns a 50% interest in two wind projects that are qualifying facilities under the PURPA and sell 100% of their output to Southern California Edison (SCE). The projects' qualifying facility status is based on an application filed by FPL Energy's partner in the projects. FERC regulations preclude more than 50% of the equity in qualifying facilities being owned directly or indirectly by utilities or utility holding companies. However, the ownership restriction does not apply to utility holding companies that are exempt from the Holding Company Act under section 3(a)(3) or 3(a)(5). FPL Energy and its partner both are utility holding companies, but FPL Energy's partner currently has exemptions from the Holding Company Act under both section 3(a)(3) and 3(a)(5). Thus, FPL Energy and its partner currently satisfy the 50% ownership test of PURPA. SCE has filed a motion with the SEC requesting that the SEC revoke the Holding Company Act exemptions currently held by FPL Energy's partner prospectively, as well as retroactively, on the basis that the Holding Company Act exemption applications filed by FPL Energy's partner were not filed in good faith. On February 6, 2003, an administrative law judge issued a decision revoking FPL Energy's partner's exemptions from the Holding Company Act. FPL Energy's partner has filed for an appeal of this decision with the SEC. On February 27, 2003, in response to the administrative law judge's decision, FPL Energy's partner transferred the ownership of its affiliates, which are partners in the partnership, to a trust with an independent non-utility trustee. The partnerships applied to the FERC for recertification of the facilities as qualifying facilities under the new ownership arrangements, which remains pending. In addition, on October 24, 2002, the FERC issued an Order Initiating Investigation and Hearing on the issue of whether three facilities, including the two wind projects described above and a third in which FPL Energy has no interest, satisfied statutory and regulatory requirements for qualifying facility status following the 1997 transfer of ownership interests in the facilities from FPL Energy's partner to a third party. This investigation resulted in a settlement with SCE and the FERC Staff. As of July 25, 2003, the settlement received all required regulatory and court approvals and will become effective upon conclusion of the FERC rehearing process. The effectiveness of the settlement would result in the facilities no longer having to satisfy qualifying facility ownership requirements and would not materially affect FPL Energy's results of operations. It will also result in SCE withdrawing its motion at the SEC. If the SEC upholds the administrative law judge's decision, the FERC on rehearing reverses its initial decision and rejects the SCE settlement, and the FERC rejects the recertification application and/or FPL Energy or its partner did not take appropriate remedial steps, the projects could lose their qualifying facility status and SCE could seek to terminate its long-term power sales agreements with the partnerships. If the long-term power sales agreements were terminated, the projects would have to sell their output into the marketplace. FPL Energy recorded a charge in the third quarter of 2002 associated with these regulatory issues of approximately $17 million ($10 million after tax). At June 30, 2003, FPL Energy's net investment in these two wind projects totaled approximately $13 million, which is included in other investments and other receivables on FPL Group's condensed consolidated balance sheets.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI). In July 2002, MCI filed for bankruptcy protection under Chapter 11. Due to the uncertainty of collectibility associated with these leveraged leases, FPL Group recorded reserves totaling approximately $48 million ($30 million after tax) in the third quarter of 2002. At June 30, 2003, investments in leveraged leases with MCI totaled approximately $14 million and related deferred tax liabilities totaled approximately $10 million. On June 30, 2003, an agreement was reached with MCI for MCI's assumption of the leases as amended subject to the approval of the bankruptcy court and MCI's emergence from bankruptcy. The amended leases would result in the leases being classified as operating leases and are not expected to have a significant effect on FPL Group's financial statements.

FPL Group recorded charges totaling $207 million ($127 million after tax) in the third quarter of 2002 due to unfavorable market conditions in the wholesale energy and telecommunications markets. During the first six months of 2003, approximately $21 million was charged against the associated liability. As of June 30, 2003, a balance of approximately $6 million remains and is included in other current liabilities on FPL Group's condensed consolidated balance sheets.

10. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

	Three Months Ended June 30,

	2003					2002

	FPL	FPL Energy(a)		Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other		Total

	(millions)

Operating revenues	$2,053	$388		$18	$2,459	$1,921	$166	$41		$2,128
Operating expenses	$1,692	$334		$19	$2,045	$1,546	$155	$18		$1,719
Net income (loss)	$199	$49		$(9)	$239	$205	$38	$7		$250

	Six Months Ended June 30,

	2003					2002

	FPL	FPL Energy(a)		Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other		Total

	(millions)

Operating revenues	$3,810	$772		$50	$4,632	$3,460	$370	$69		$3,899
Operating expenses	$3,197	$673		$41	$3,911	$2,851	$334	$49		$3,234
Income (loss) before cumulative effect of a
change in accounting principle	$334	$93		$(13)	$414	$323	$61	$32	(b)	$416
Cumulative effect of adopting FAS 142, net
of income taxes	$-	$-		$-	$-	$-	$(222)	$-		$(222)
Net income (loss)	$334	$93		$(13)	$414	$323	$(161)	$32	(b)	$194

	June 30, 2003					December 31, 2002

	FPL	FPL Energy		Corporate & Other	Total	FPL	FPL Energy	Corporate & Other		Total

	(millions)

Total assets	$15,506	(c) $7,218	(c)	$697	$23,421	$12,637	$6,358	$795		$19,790
_____________________
(a)							FPL Energy's results include interest charges based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.
(b)							Includes favorable settlement of litigation with the Internal Revenue Service for which a net tax benefit of $30 million was recognized.
(c)							Reflects the adoption of FAS 143 in January 2003. See Note 1.
11. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. Most of FPL Group Capital's debt, including all of its debentures, are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended June 30,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$406	$2,053	$2,459	$-	$206	$1,922	$2,128
Operating expenses	-	(353)	(1,692)	(2,045)	-	(174)	(1,545)	(1,719)
Interest charges	(7)	(39)	(38)	(84)	(7)	(37)	(35)	(79)
Other income (deductions) - net	244	31	(255)	20	255	58	(270)	43

Income from operations before income taxes	237	45	68	350	248	53	72	373
Income tax expense (benefit)	(2)	-	113	111	(2)	4	121	123

Net income (loss)	$239	$45	$(45)	$239	$250	$49	$(49)	$250

	Six Months Ended June 30,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$821	$3,811	$4,632	$-	$439	$3,460	$3,899
Operating expenses	-	(714)	(3,197)	(3,911)	-	(383)	(2,851)	(3,234)
Interest charges	(14)	(76)	(71)	(161)	(14)	(74)	(72)	(160)
Other income (deductions) - net	424	64	(445)	43	200	81	(228)	53

Income from operations before income taxes	410	95	98	603	186	63	309	558
Income tax expense (benefit)	(4)	6	187	189	(8)	(36)	186	142

Income (loss) before cumulative effect of a
change in accounting principle	414	89	(89)	414	194	99	123	416
Cumulative effect of adopting FAS 142,
net of income taxes	-	-	-	-	-	(222)	-	(222)

Net income (loss)	$414	$89	$(89)	$414	$194	$(123)	$123	$194

_____________________
(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	June 30, 2003				December 31, 2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$6,581	$21,675	$28,256	$-	$5,745	$20,760	$26,505
Less accumulated depreciation and amortization	-	(532)	(10,755)	(11,287)	-	(360)	(11,841)	(12,201)

Total property, plant and equipment - net	-	6,049	10,920	16,969	-	5,385	8,919	14,304

CURRENT ASSETS
Cash and cash equivalents	46	135	100	281	5	261	-	266
Receivables	522	292	227	1,041	460	269	136	865
Other	-	256	962	1,218	-	240	537	777

Total current assets	568	683	1,289	2,540	465	770	673	1,908

OTHER ASSETS
Investment in subsidiaries	6,416	-	(6,416)	-	6,221	-	(6,221)	-
Other	107	1,412	2,393	3,912	103	1,284	2,191	3,578

Total other assets	6,523	1,412	(4,023)	3,912	6,324	1,284	(4,030)	3,578

TOTAL ASSETS	$7,091	$8,144	$8,186	$23,421	$6,789	$7,439	$5,562	$19,790

CAPITALIZATION
Common shareholders' equity	$6,676	$955	$(955)	$6,676	$6,390	$839	$(839)	$6,390
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	3,906	2,859	6,765	-	3,426	2,364	5,790

Total capitalization	6,676	4,861	2,130	13,667	6,390	4,265	1,751	12,406

CURRENT LIABILITIES
Accounts payable and short-term debt	-	1,476	1,147	2,623	-	1,563	1,092	2,655
Other	47	970	535	1,552	17	812	427	1,256

Total current liabilities	47	2,446	1,682	4,175	17	2,375	1,519	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	169	1,858	2,027	-	-	-	-
Accumulated deferred income taxes	(5)	450	1,316	1,761	(5)	412	1,140	1,547
Other	373	218	1,200	1,791	387	387	1,152	1,926

Total other liabilities and deferred credits	368	837	4,374	5,579	382	799	2,292	3,473

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$7,091	$8,144	$8,186	$23,421	$6,789	$7,439	$5,562	$19,790

_____________________
(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$243	$270	$519	$1,032	$(67)	$899	$595	$1,427

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(766)	(629)	(1,395)	-	(625)	(558)	(1,183)
Other - net	-	12	(172)	(160)	1	33	(35)	(1)

Net cash provided by (used in) investing activities	-	(754)	(801)	(1,555)	1	(592)	(593)	(1,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	498	585	1,083	-	1,077	-	1,077
Retirements of long-term debt	-	(19)	(24)	(43)	-	(17)	(225)	(242)
Net change in short-term debt	-	(121)	(181)	(302)	-	(1,114)	227	(887)
Issuances of common stock	30	-	-	30	342	-	-	342
Dividends	(212)	-	-	(212)	(196)	-	-	(196)
Other - net	(20)	-	2	(18)	(35)	-	-	(35)

Net cash provided by (used in) financing activities	(202)	358	382	538	111	(54)	2	59

Net increase (decrease) in cash and cash equivalents	41	(126)	100	15	45	253	4	302
Cash and cash equivalents at beginning of period	5	261	-	266	-	81	1	82

Cash and cash equivalents at end of period	$46	$135	$100	$281	$45	$334	$5	$384

_____________________
(a) Represents FPL and consolidating adjustments.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2002 Form 10-K for FPL Group and FPL. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the corresponding periods of the prior year.

Results of Operations

FPL Group's net income for the second quarter of 2003 was $239 million compared to $250 million for the same period in 2002. Earnings growth at FPL Energy was more than offset by a decline in earnings at FPL and a loss for Corporate and Other. Unrealized losses from non-managed hedge activities decreased FPL Group's net income for the three months ended June 30, 2003 by $2 million while gains of $1 million increased net income for the same period in 2002. Excluding this item, net income would have been $241 million for the second quarter of 2003 compared to $249 million in the second quarter of 2002.

FPL Group's year-to-date net income for 2003 was $414 million compared to $194 million for the same period in 2002 reflecting improved results at both FPL and FPL Energy. FPL Group's net income for the six months ended June 30, 2002 included a first quarter after-tax charge of $222 million related to the cumulative effect of an accounting change. Also during the first quarter of 2002, a $30 million gain from an income tax settlement was recorded. Unrealized gains from non-managed hedge activities increased FPL Group's net income for the six months ended June 30, 2003 by $1 million compared to gains of $2 million for the six months ended June 30, 2002. Excluding these items, net income would have been $413 million for the first six months of 2003 compared to $384 million during the same period in 2002. Management assesses the economic performance of its business segments excluding these charges, gains and the effects of non-managed hedges. Although such items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL Group's effective tax rate for the three and six months ended June 30, 2003 reflects increased tax credits for wind projects at FPL Energy. The effective tax rate for the six months ended June 30, 2002 was further reduced by the gain from an income tax settlement discussed above.

In March 2003, the FASB added a project to its agenda to address whether compensation paid in the form of equity instruments should be recognized and how such compensation should be measured. In May 2003, FPL Group announced it would begin using the fair value based method of accounting for stock-based compensation beginning in 2004.

FPL - For the three months ended June 30, 2003, FPL's net income declined as higher operations and maintenance (O&M) and depreciation expenses more than offset higher revenues from retail base operations. Net income for the six months ended June 30, 2003 benefited from higher revenues from retail base operations partially offset by higher O&M expenses and depreciation expense.

FPL's operating revenues consisted of the following:
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(millions)

Retail base operations	$946	$917	$1,774	$1,734
Revenue refund provision	-	(4)	-	(23)
Cost recovery clauses and other pass-through costs	1,093	1,005	2,006	1,742
Other	14	3	30	7

Total	$2,053	$1,921	$3,810	$3,460

The increase in retail base revenues for the three months ended June 30, 2003 was primarily due to an increase in customer accounts and an increase in usage per retail customer. A 2.4% increase in the number of retail customer accounts increased revenues by approximately $21 million, while the balance of the increase, or $8 million, was primarily due to a 0.5% increase in usage per retail customer. Usage growth associated with price elasticity and improved economic conditions was partially offset by a reduction in weather-driven usage, which was anticipated since revenues in the second quarter of the prior year benefited significantly from warmer weather.

The increase in retail base revenues for the six months ended June 30, 2003, resulting from an increase in customer accounts and an increase in usage per retail customer, was partially offset by the 7% reduction in retail rates pursuant to the 2002-2005 rate agreement that was effective in mid-April 2002. The 7% rate reduction equated to a $62 million reduction in retail base revenues for the six month period. A 2.4% increase in the number of retail customer accounts increased revenues by approximately $40 million, while the balance of the increase, or $62 million, was primarily due to a 3.4% increase in usage per retail customer. Almost 70% of the growth in usage was due to the effects of weather and price elasticity.

Revenues from cost recovery clauses and other pass-through costs such as franchise fees and revenue taxes do not significantly affect net income; however, differences between actual revenues and costs incurred can significantly affect FPL Group's and FPL's operating cash flows. Fluctuations in these revenues, as well as in fuel, purchased power and interchange expenses, are primarily driven by changes in energy sales, fuel prices and capacity charges. The increase in revenues from cost recovery clauses and other pass-through costs for the three and six months ended June 30, 2003, as well as an increase in related payables included in accounts payable on the condensed consolidated balance sheets, was primarily due to higher fuel costs. These higher than projected fuel costs resulted in an underrecovery which increased deferred clause expenses on FPL Group's and FPL's condensed consolidated balance sheets and negatively affected FPL Group's and FPL's cash flows from operations for the three and six months ended June 30, 2003. In March and July 2003, the FPSC approved fuel adjustment increases totaling $347 million effective April 1, 2003 and an additional $214 million effective July 1, 2003, respectively, due to higher than projected oil and natural gas prices.

FPL's O&M expenses increased for the three and six months ended June 30, 2003 primarily due to higher nuclear maintenance, employee benefit and various insurance costs. For the second quarter of 2003, nuclear maintenance costs increased $13 million primarily due to additional maintenance work performed during the scheduled outage at St. Lucie Unit No. 2; employee benefit costs increased $8 million due to higher employee health care costs; with the balance of the increase primarily due to higher property and liability insurance costs. For the six months ended June 30, 2003, nuclear maintenance costs increased $25 million; employee benefit costs increased $15 million; with the balance of the increase primarily due to higher property and liability insurance costs.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for special purpose entities (SPEs). As a result, entities that are deemed to be variable interest entities (VIEs) in which FPL Group or FPL or one of their respective subsidiaries is considered to be the "primary beneficiary" will be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns. FPL Group and FPL believe that the VIEs discussed below will be required to be consolidated beginning in July 2003.In late April and early May 2003, while volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 were being performed during a scheduled refueling outage, two small cracks were found in the control rod drive mechanism tubes. No leakage was observed and both cracks were repaired during the outage. The cost for the repairs is included in an accrual which is being recorded on a levelized basis over a five-year period beginning in 2002, as approved by the FPSC. Also during the St. Lucie Unit No. 2 scheduled refueling outage, the steam generators were inspected and more tubes had to be plugged than anticipated. The inspection results were evaluated and revised tube plugging projections developed. As a result of this evaluation, management anticipates replacing the steam generators at St. Lucie Unit No. 2 in 2007. The cost for the steam generators is estimated to be approximately $224 million and is included in FPL's capital expenditures disclosed in Note 9 - Commitments. Depending upon the results of future inspections, the reactor vessel head replacement for St. Lucie Unit No. 2 may be delayed until 2007 to coincide with the steam generator replacement.

In anticipation of NRC regulatory requirements resulting from another nuclear company's recent experience, FPL and FPL Energy plan on performing visual inspections of Turkey Point Unit No. 3's, Turkey Point Unit No. 4's and Seabrook's bottom mounted instrumentation penetrations during their next scheduled refueling outages (fall of 2004 for Turkey Point Unit No. 3 and October 2003 for both Turkey Point Unit No. 4 and Seabrook). FPL performed a limited visual inspection of Turkey Point Unit No. 3 during its scheduled refueling outage in the spring of 2003 and found no evidence of leakage from these penetrations. St. Lucie Units No. 1 and 2 do not have bottom mounted instrumentation penetrations.

The variances in depreciation expense are affected by the amortization of a regulatory liability, as approved by the FPSC in FPL's 2002-2005 rate agreement, representing the pro rata portion of the $125 million annual depreciation credit provided for by the 2002-2005 rate agreement. In 2002, the $125 million depreciation credit was amortized over an eight and one half month period beginning April 15th versus a twelve month period in 2003. This timing issue resulted in a $6 million smaller depreciation credit in the second quarter 2003 and a larger depreciation credit of $26 million for first six months of 2003 compared with the same periods in 2002. Absent this credit, depreciation expense increased by $16 million and $30 million for the three and six months ended June 30, 2003, respectively, reflecting the Fort Myers and Sanford plant additions and general system growth.

On April 8, 2003, final approval of the Martin and Manatee plant expansion was granted by the Governor and Cabinet sitting as the Siting Board under the Florida Electrical Power Plant Siting Act. On April 9, 2003, CPV Gulfcoast, Ltd. filed its initial brief for its appeal to the Supreme Court of Florida challenging the FPSC's 2002 approval of the Martin and Manatee expansion. FPL has filed its answer brief, which included a request for dismissal.

In April 2003, the FERC issued its White Paper, responding to comments on its proposed rule regarding standardized market design for electric markets in the United States. The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant RTO/ISO features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets. FPL is evaluating the proposed rule and is currently unable to determine the effects, if any, on FPL's operations.

In June 2003, the Florida Supreme Court dismissed the Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice. The FPSC has restored the GridFlorida docket to active status and will reestablish a schedule for proceeding after an FPSC and FERC technical conference on September 15, 2003.

On November 6, 2003, the Florida Supreme Court will hear oral arguments in the South Florida Hospital and Healthcare Association's appeal of the FPSC's approval of FPL's 2002-2005 rate agreement. FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

FPL Energy - FPL Energy's net income for the quarters ended June 30, 2003 and 2002 was $49 million and $38 million, respectively. During the second quarter of 2003, FPL Energy recorded $2 million of after-tax net unrealized mark-to-market losses from non-managed hedges compared to gains of $1 million during the second quarter of 2002. For further discussion of the derivative instruments, see Note 5. Excluding these items, FPL Energy's after-tax earnings were $51 million and $37 million in the second quarter of 2003 and 2002, respectively.

FPL Energy's second quarter 2003 net income benefited from project additions, primarily the purchase of an 88.23% interest in Seabrook in November 2002, as well as wind and natural gas-fired assets that began operations during or after the second quarter of 2002. These project additions, totaling more than 3,700 mw, contributed $23 million to the second quarter 2003 net income. FPL Energy's operating revenues and operating expenses for the second quarter of 2003 increased $222 million and $179 million, respectively, primarily driven by project additions. The balance of the portfolio also experienced increased revenues primarily as a result of higher energy prices in the Electric Reliability Council of Texas (ERCOT) region and the Northeast due to rising fuel prices partially offset by lower generation on hydro assets due to weather conditions in the Northeast. The balance of the portfolio also experienced increases in operating expenses, primarily fuel-related, due to rising natural gas and oil prices.

Earnings from investments in partnerships and joint ventures for the second quarter of 2003, presented as equity in earnings of equity method investees, decreased $6 million from the prior year quarter primarily due to increased gas prices and lower earnings from a project in California. Also, FPL Energy's net income for the second quarter of 2002 included the positive effects of a $10 million insurance settlement.

FPL Energy's net income for the six months ended June 30, 2003 was $93 million compared to a net loss of $161 million for the comparable period in 2002. The net loss for 2002 was the result of FPL Energy recording a goodwill impairment charge totaling $222 million after tax representing the cumulative effect of adopting FAS 142, "Goodwill and Other Intangible Assets." During the first six months of 2003, FPL Energy recorded $1 million of after-tax net unrealized mark-to-market gains from non-managed hedges compared to gains of $2 million during the same period of 2002. Excluding these items, FPL Energy's after-tax earnings were $92 million and $59 million for the six months ended June 30, 2003 and 2002, respectively.

FPL Energy's net income for the six months ended June 30, 2003 benefited from project additions, primarily Seabrook, as well as wind and natural gas-fired assets that began operations subsequent to June 2002. These project additions, totaling more than 3,700 mw, contributed $51 million to net income for the first six months of 2003. FPL Energy's operating revenues and operating expenses for the first six months of 2003 increased $402 million and $339 million, respectively, primarily driven by project additions. The balance of the portfolio also experienced increased revenues primarily as a result of higher energy prices in the ERCOT region and the Northeast due to increases in fuel costs partially offset by reduced generation from hydro assets due to weather conditions in the Northeast. The balance of the portfolio also experienced increases in operating expenses, primarily fuel-related, due to rising natural gas and oil prices.

Earnings from investments in partnerships and joint ventures increased $18 million from the prior year primarily due to a mark-to-market gain on a gas supply agreement, the settlement of a counterparty dispute and the settlement of disputed revenues in both 2003 and 2002. Excluding these events, earnings from FPL Energy's investment in equity method investees decreased approximately $1 million in the first six months of 2003.

FPL Energy's net income for the first six months of 2003 also reflected higher interest expense of approximately $7 million associated with increasing debt balances due to growth in the business partially offset by the effects of lower average interest rates compared with the same period in 2002. FPL Energy's net income in 2002 also includes the positive effects of a $10 million insurance settlement.

During the second quarter of 2003, FPL Energy placed into service 1,542 mw including two gas-fired plants, one located in the Mid-Atlantic region and one in the Central region, and 24 mw of wind in the Mid-Atlantic region. During the second half of 2003, FPL Energy expects to add 1,421 mw of gas-fired generation and 812 mw of new wind generation. Construction is underway on another gas-fired power plant that will add 744 mw in 2004. FPL Energy expects its future portfolio growth to come from a mix of wind development (assuming the extension of the production tax credits beyond 2003) and asset acquisitions.

FPL Energy's target is to have approximately 75% of its capacity under contract over the following twelve-month period. As of June 30, 2003, FPL Energy's capacity under contract is as follows:
	Remainder of 2003			2004

Asset Class	Available MW(a)	% MW Under Contract		Available MW(a)	% MW Under Contract

Wind (b)	2,118	100%		2,335	100%
Non-wind assets under long-term contract	1,255	98%		1,255	98%
Merchants:
Seabrook	886	90%		1,024	94%
NEPOOL/PJM/NYPP	1,518	55%	(c)	1,952	23%	(c)
ERCOT	2,897	76%	(c)	3,009	43%	(c)
Other (WECC/SERC)	1,270	40%	(c)	1,345	59%	(c)

Total portfolio	9,944	77%		10,920	65%

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and a Seabrook refueling outage in 2003.
(b)	For further discussion regarding two wind projects involved in litigation that could potentially terminate long-term power sales agreements, see Note 9 - Other Contingencies.
(c)	Represents on-peak mw hedged.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses such as interest income and interest expense. For the three and six months ended June 30, 2003, results of Corporate and Other declined as 2002 results benefited from a $17 million after-tax gain in the second quarter on a sales-type lease of dark fiber, as well as a $30 million gain in the first quarter from an income tax settlement.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and to grow their businesses. These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses and, among other things, to redeem debt and preferred stock or pay maturing debt obligations. It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.

Bank lines of credit available to FPL Group and its subsidiaries at June 30, 2003 aggregated approximately $3.1 billion ($2.1 billion for FPL Group Capital and $1 billion for FPL). Approximately one-half of these facilities expires in the fourth quarter of 2003, with the remainder expiring in the fourth quarter of 2004. These facilities are available to support the companies' commercial paper programs as well as for general corporate purposes. In March 2003, FPL entered into a promissory note with a bank under which FPL may borrow up to $500 million. As of June 30, 2003, FPL had loans outstanding under this note totaling $150 million principal amount with a weighted-average annual interest rate of 1.38% and an average remaining term of 79 days. The proceeds of borrowings under the promissory note will be used for general corporate purposes.

During the second quarter of 2003, FPL and FPL Group Capital issued long-term debt totaling approximately $594 million and $500 million, respectively. The proceeds of the debt were used, by FPL, to repay a portion of short-term borrowings, redeem higher interest rate debt and for other corporate purposes and, by FPL Group Capital, to repay a portion of commercial paper issued to fund investments in independent power projects. In July 2003, FPL Group Capital entered into two variable rate hedge agreements to protect $300 million of its outstanding fixed rate debentures against changes in fair value due to changes in interest rates.

In July 2003, subsidiaries of FPL Energy obtained debt financing totaling $780 million, of which $622 million was drawn upon, to fund the development, acquisition and/or construction of independent power projects. In August 2003, an FPL Energy subsidiary entered into an interest rate swap agreement to fix the interest rate on $200 million of its debt at 3.557%. FPL Group Capital has guaranteed certain obligations under these debt agreements.

For further discussion of debt activity, see Note 8.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch). At July 31, 2003, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's(a)	S&P(a)	Fitch(a)

FPL Group:
Corporate credit rating	N/A	A	A

FPL:
Corporate credit rating	A1	A/A-1	N/A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A/A-1	A+
Preferred stock	A3	BBB+	A
Commercial paper	P-1	A-1	F1

FPL Group Capital:
Corporate credit rating	N/A	A/A-1	N/A
Debentures	A2	A-	A
Commercial paper	P-1	A-1	F1
_____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

In June 2002, Moody's confirmed its credit ratings for FPL and FPL Group Capital. The outlook indicated by Moody's for the ratings of FPL is stable, while the outlook for the ratings of FPL Group Capital is negative reflecting uncertainty in the wholesale generation market. In April 2002, following the announcement of the Seabrook acquisition, S&P placed FPL Group's credit rating on CreditWatch with negative implications. In November 2002, S&P removed the CreditWatch with negative implications for FPL Group. The outlook was revised to negative, and the "A" corporate credit rating was affirmed for FPL Group and subsidiaries. In July 2003, Fitch initiated coverage of FPL Group, FPL and FPL Group Capital and indicated a stable outlook for each company.

FPL Group's and FPL's commitments at June 30, 2003 were as follows:

	2003	2004	2005	2006	2007	Thereafter	Total

	(millions)
Long-term debt:
FPL	$70	$-	$500	$-	$-	$2,444	$3,014
FPL Energy	16	37	41	35	22	212	363
Corporate and Other	-	275	-	1,100	1,075	1,136	3,586
Standby letters of credit:
FPL	1	2	-	-	-	-	3
FPL Energy	158	126	-	-	-	-	284
Corporate and Other	-	3	-	-	-	-	3
Guarantees:
FPL	-	65	-	135	-	-	200
FPL Energy	151	12	12	-	215	379	769
Corporate and Other	-	-	2	-	-	1	3
Other commitments:
FPL(a)	795	1,510	1,255	1,005	1,105	-	5,670
FPL Energy(b)	346	109	66	58	248	639	1,466

Total	$1,537	$2,139	$1,876	$2,333	$2,665	$4,811	$15,361

_____________________
(a)

Represents projected capital expenditures through 2007 to meet increased electricity usage and customer growth. Excludes minimum payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses. See Note 9 - Contracts.

(b)	Represents firm commitments in connection with the acquisition, development and expansion of independent power projects.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for SPEs. As a result, entities that are deemed to be VIEs in which FPL Group or one of its subsidiaries is considered to be the "primary beneficiary" will be consolidated effective July 1, 2003. At June 30, 2003, FPL Group's and FPL's maximum exposure to loss as a result of their involvement with the VIEs discussed in Note 2, in the event that the underlying asset would be economically worthless, was approximately $376 million and $164 million, respectively, which includes a residual value guarantee, letters of credit and debt service guarantee. As a result of the consolidation of those VIEs, FPL Group's and FPL's assets will increase by approximately $366 million and $1 million, respectively, and their liabilities will increase by approximately $379 million and $1 million, respectively. In addition, FPL Group's equity will decrease by approximately $7 million related to accumulated other comprehensive losses recorded by FPL Energy's SPE lessor mentioned in Note 2. The cumulative effect on FPL Group's net income of implementing FIN 46 is approximately a $3 million loss (net of taxes of $2 million) and zero for FPL. FPL Group is continuing to evaluate its investments in partnerships and joint ventures to determine if any of those entities would be required to be consolidated under the provisions of FIN 46. For further discussion of VIEs, see Note 2.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a PPA that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects and current forward prices, management believes that the exposure associated with this guarantee is not material.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as guarantees discussed above. At June 30, 2003, FPL had guaranteed amounts outstanding in conjunction with certain debt agreements with a VIE. See Note 2 - FPL.

Accumulated Other Comprehensive Income
Total other comprehensive income activity for the six months ended June 30, 2003 was as follows:
	Accumulated Other Comprehensive Income

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balance, December 31, 2002	$19	$(3)	$16
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $18 tax expense)	28	-	28
Equity method investees (net of $9 tax expense)	14	-	14
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $11 tax benefit)	(17)	-	(17)
Equity method investees (net of $4 tax benefit)	(7)	-	(7)
Net unrealized gain on available for sale securities
(net of $5 tax expense)	-	9	9

Balances, June 30, 2003	$37	$6	$43

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in fuel purchases and electricity sales, as well as to optimize the value of power generation assets. To a lesser extent, FPL Energy engages in limited energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause. For FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized net in operating revenues for trading and managed hedge activities and in equity in earnings of equity method investees and other - net for non-managed hedges in FPL Group's condensed consolidated statements of income unless hedge accounting is applied. Settlement gains and losses are included within the line items in the statements of income to which they relate. See Note 5.

The changes in the fair value of FPL Group's consolidated subsidiaries' derivative instruments were as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Managed	OCI	Cost Recovery Clause	FPL Group Total

	(millions)
Three Months ended June 30, 2003
Fair value of contracts outstanding at March 31, 2003	$4	$1	$(7)	$39	$13	$50
Reclassification to realized at settlement of contracts	(2)	-	1	(11)	(6)	(18)
Fair value of new contracts when entered into	-	-	-	-	-	-
Effective portion of changes in fair value recorded in OCI	-	-	-	18	-	18
Ineffective portion of changes in fair value recorded in earnings	-	-	-	-	-	-
Changes in valuation assumptions	-	-	2	-	-	2	(a)
Changes in fair value excluding reclassification to realized	2	-	(3)	-	9	8

Fair value of contracts outstanding at June 30, 2003	4	1	(7)	46	16	60
Net option premium payment/(receipts)	-	-	(9)	-	1	(8)

Total mark-to-market energy contract net assets at June 30, 2003	$4	$1	$(16)	$46	$17	$52	(b)

Six Months ended June 30, 2003
Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(4)	-	2	(28)	(22)	(52)
Fair value of new contracts when entered into	-	-	-	-	-	-
Effective portion of changes in fair value recorded in OCI	-	-	-	46	-	46
Ineffective portion of changes in fair value recorded in earnings	-	-	-	-	-	-
Changes in valuation assumptions	-	-	2	-	-	2	(a)
Changes in fair value excluding reclassification to realized	4	1	(19)	-	26	12

Fair value of contracts outstanding at June 30, 2003	4	1	(7)	46	16	60
Net option premium payment/(receipts)	-	-	(9)	-	1	(8)

Total mark-to-market energy contract net assets at June 30, 2003	$4	$1	$(16)	$46	$17	$52	(b)

_____________________
(a)	Change in valuation assumption from applying volatility skewness (selection of an input assumption among alternatives based on the moneyness of the option) in option valuation.
(b)	Includes FPL's mark-to-market energy contract net assets of approximately $18 million at June 30, 2003.
FPL Group's total mark-to-market energy contract net assets at June 30, 2003 shown above are included in the condensed consolidated balance sheets as follows:
							June 30, 2003

						(millions)

Other current assets							$108
Other assets							17
Other current liabilities							(55)
Other liabilities							(18)

FPL Group's total mark-to-market energy contract net assets at June 30, 2003							$52

The sources of fair value estimates and maturity of derivative instruments at June 30, 2003 were as follows:

	Maturity

	2003	2004	2005	2006	2007	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$-	$(1)	$-	$-	$-	$-	$(1)
Prices provided by other external sources	-	2	-	-	-	-	2
Modeled	-	-	1	-	-	2	3

Total	-	1	1	-	-	2	4

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	-	-	-	-	-	-	-
Prices provided by other external sources	1	-	-	-	-	-	1
Modeled	-	-	-	-	-	-	-

Total	1	-	-	-	-	-	1

Owned Assets - Non-Managed:
Actively quoted (i.e., exchange trade) prices	(1)	(2)	1	-	-	-	(2)
Prices provided by other external sources	(8)	(1)	-	-	-	-	(9)
Modeled	(3)	6	1	-	-	-	4

Total	(12)	3	2	-	-	-	(7)

Owned Assets - Hedges in OCI:
Actively quoted (i.e., exchange trade) prices	46	-	(3)	-	-	-	43
Prices provided by other external sources	2	1	-	-	-	-	3
Modeled	-	-	-	-	-	-	-

Total	48	1	(3)	-	-	-	46

Owned Assets - Cost Recovery Clause:
Actively quoted (i.e., exchange trade) prices	14	-	-	-	-	-	14
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	2	-	-	-	-	-	2

Total	16	-	-	-	-	-	16

Total sources of fair value	$53	$5	$-	$-	$-	$2	$60

Market Risk Sensitivity - Substantially all financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held for purposes other than trading. Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year. Management has established risk management policies to monitor and manage market risks. FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities. FPL Group manages its interest rate exposure by monitoring current interest rates in relation to total capitalization.

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of June 30, 2003 and December 31, 2002, the VaR figures are as follows:

	Trading and Managed Hedges			Non-Managed Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2002	$-	$-	$-	$1	$3	$4	$1	$3	$4
June 30, 2003	$-	$-	$-	$5	$5	$7	$5	$4	$7

Average for the period ended
June 30, 2003	$-	$-	$-	$3	$4	$6	$3	$4	$6
_____________________
(a)

Non-managed hedges are employed to reduce the market risk exposure to physical assets which are not marked-to-market. The VaR figures for the non-managed hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Interest rate risk - The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.265 billion and $1.184 billion ($1.139 billion and $1.066 billion for FPL) at June 30, 2003 and December 31, 2002, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL. The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:

	June 30, 2003			December 31, 2002

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)

Long-term debt of FPL, including current maturities	$2,997	$3,199	(a)	$2,434	$2,578	(a)
Long-term debt of FPL Group, including current maturities	$6,941	$7,547	(a)	$5,895	$6,222	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of the net liabilities would increase by approximately $134 million ($69 million for FPL) at June 30, 2003.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $804 million and $689 million ($680 million and $578 million for FPL) at June 30, 2003 and December 31, 2002, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $80 million ($68 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at June 30, 2003.

New Accounting Rules and Interpretations
Accounting for Asset Retirement Obligations - Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations." See Note 1.

Guarantees - In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." See Note 9 - Commitments.

Variable Interest Entities - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 2.

Derivative Instruments - In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FAS 133 to formally incorporate certain conclusions reached by the Derivatives Implementation Group. Also, in June 2003, the FASB issued guidance in Issue C20 regarding when a contract's price may be considered clearly and closely related to the asset being sold for purposes of qualifying for the normal purchases and normal sales exception in FAS 133. See Note 5.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, FPL Group and FPL performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There has been no significant change in FPL Group's or FPL's internal control over financial reporting that occurred during FPL Group's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, FPL Group's or FPL's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2002 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for the period ended March 31, 2003 for FPL Group and FPL.

With respect to the EPA suit relating to Scherer Unit No. 4, in June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal in a separate Clean Air Act proceeding because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review. The EPA is reviewing its options for further review of the Eleventh Circuit decision. The EPA has not yet moved to reopen this case. In addition, under a proposed EPA rule, the civil penalties being sought by the EPA in this suit would increase, effective August 4, 2003 and thereafter, to $32,500 per day.

Regarding the FMPA suit, FMPA has petitioned the U.S. Supreme Court for review of the DC Circuit's decision that upheld FERC's order denying FMPA credits for its facilities. In addition, FERC responded to FMPA's petition to the DC Circuit to order FERC to rule on the reserved issues by stating that FMPA had not shown the extraordinary circumstances to warrant granting their petition. FERC has directed FPL and FMPA to file supplemental initial and reply briefs.

In July 2003, FPL Group's board of directors appointed a special committee, composed of James L. Camaren and Michael H. Thaman, to investigate the matters raised in the May 2, 2003 letter from the plaintiff's attorneys in the Klein lawsuit and to make a determination as to how FPL Group should respond to the matters raised therein.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described in Note 9 - Litigation. FPL will be moving to dismiss the complaint.

FPL has moved to dismiss the complaint in the March 2003 Bradstreet lawsuit. In July 2003, the Bradstreets brought an identical action in the same court on behalf of themselves and their daughter, Elizabeth Bradstreet. FPL will be moving to dismiss the complaint.

In June 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning. The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Bradstreet lawsuits described in Note 9 - Litigation. FPL will be moving to dismiss the complaint.

In the action challenging the construction and operation of a generating facility by Jamaica Bay, the parties entered into a settlement agreement in August 2003 and expect that the case will be dismissed shortly.

Item 4. Submission of Matters to a Vote of Security Holders

FPL Group - The Annual Meeting of FPL Group's shareholders was held on May 23, 2003. Of the 183,234,174 shares of common stock outstanding on the record date of March 17, 2003, a total of 155,391,864 shares were represented in person or by proxy.

The following directors were elected effective May 23, 2003:
		For	Against or Withheld

	H. Jesse Arnelle	151,977,488	3,414,376
	Sherry S. Barrat	141,890,445	13,501,419
	Robert M. Beall, II	141,827,070	13,564,794
	J. Hyatt Brown	133,302,709	22,089,155
	James L. Camaren	152,254,547	3,137,317
	Alexander W. Dreyfoos, Jr.	141,744,440	13,647,424
	Paul J. Evanson (resigned 6/9/03)	152,087,822	3,304,042
	Lewis Hay III	150,949,461	4,442,403
	Frederick V. Malek	141,708,566	13,683,298
	Paul R. Tregurtha	151,182,181	4,209,683
	Frank G. Zarb	152,143,240	3,248,624
The vote to ratify the appointment of Deloitte & Touche LLP as independent auditors was 139,692,894 for, 14,285,112 against and 1,413,858 abstaining.
On July 10, 2003, Michael H. Thaman was elected to the board of directors of FPL Group at a special meeting of the board of directors.
FPL - The following FPL directors were elected effective May 23, 2003 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:

	Dennis P. Coyle		Lawrence J. Kelleher
	Moray P. Dewhurst		Armando J. Olivera
	Paul J. Evanson (resigned 6/9/03)		Antonio Rodriguez
	Lewis Hay III		John A. Stall
Item 5. Other Information
(a)	Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 2002 Form 10-K for FPL Group and FPL.

On November 6, 2003, the Florida Supreme Court will hear oral arguments in the South Florida Hospital and Healthcare Association's appeal of the FPSC's approval of FPL's 2002-2005 rate agreement. FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

(b)	Reference is made to Item 1. Business - FPL Operations - Competition in the 2002 Form 10-K for FPL Group and FPL.

In June 2003, the Florida Supreme Court dismissed Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice. The FPSC has restored the GridFlorida docket to active status and will reestablish a schedule for proceeding after an FPSC and FERC technical conference on September 15, 2003.

(c)	Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2002 Form 10-K for FPL Group and FPL.

On April 8, 2003, final approval of the Martin and Manatee plant expansion was granted by the Governor and Cabinet sitting as the Siting Board under the Florida Electrical Power Plant Siting Act. On April 9, 2003, CPV Gulfcoast, Ltd. filed its initial brief for its appeal to the Supreme Court of Florida challenging the FPSC's 2002 approval of the Martin and Manatee expansion. FPL has filed its answer brief, which included a request for dismissal.

	On July 9, 2003, FPL set a record all-time summer energy peak estimated to be 19,616 mw. Adequate resources were available at the time of peak to meet customer demand.
(d)	Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2002 Form 10-K for FPL Group and FPL.

In late April and early May 2003, while volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 were being performed during a scheduled refueling outage, two small cracks were found in the control rod drive mechanism tubes. No leakage was observed and both cracks were repaired during the outage. The cost for the repairs is included in an accrual which is being recorded on a levelized basis over a five-year period beginning in 2002, as approved by the FPSC. Also during the St. Lucie Unit No. 2 scheduled refueling outage, the steam generators were inspected and more tubes had to be plugged than anticipated. The inspection results were evaluated and revised tube plugging projections developed. As a result of this evaluation, management anticipates replacing the steam generators at St. Lucie Unit No. 2 in 2007. The cost for the steam generators is estimated to be approximately $224 million and is included in FPL's capital expenditures disclosed in Note 9 - Commitments. Depending upon the results of future inspections, the reactor vessel head replacement for St. Lucie Unit No. 2 may be delayed until 2007 to coincide with the steam generator replacement.

In anticipation of NRC regulatory requirements resulting from another nuclear company's recent experience, FPL and FPL Energy plan on performing visual inspections of Turkey Point Unit No. 3's, Turkey Point Unit No. 4's and Seabrook's bottom mounted instrumentation penetrations during their next scheduled refueling outages (fall of 2004 for Turkey Point Unit No. 3 and October 2003 for both Turkey Point Unit No. 4 and Seabrook). FPL performed a limited visual inspection of Turkey Point Unit No. 3 during its scheduled refueling outage in the spring of 2003 and found no evidence of leakage from these penetrations. St. Lucie Units No. 1 and 2 do not have bottom mounted instrumentation penetrations.

(e)	Reference is made to Item 1. Business - FPL Operations - Fuel in the 2002 Form 10-K for FPL Group and FPL.

In March 2003, Private Fuel Storage, LLC (PFS) requested that the NRC review the Atomic Safety and Licensing Board's (ASLB) decision that requires PFS to address the consequences of a hypothetical military aircraft accident into its proposed facility before such facility is licensed. PFS has also initiated further proceedings before the ASLB to address the consequences of such an accident. Licensing on other environmental issues litigated during the hearings remain pending before the ASLB. In addition, the State of Utah has appealed certain decisions of the ASLB.

The date that St. Lucie Unit No. 2 will lose its ability to store spent fuel upon the installation of additional storage racks in the existing spent fuel pool has been revised from 2012 to 2010. The date was revised due to a change in the number of non reusable fuel assemblies, thus causing the need to store more fuel assemblies in the spent fuel pool sooner than originally projected.

(f)	Reference is made to Item 1. Business - FPL Energy Operations - Employees in the 2002 Form 10-K for FPL Group and FPL.

The collective bargaining agreement between an FPL Energy subsidiary and the Utility Workers Union of America (UWUA) expires on December 1, 2003. FPL Energy is currently negotiating with members of the UWUA for a new collective bargaining agreement.

(g)	Reference is made to Item 2. Properties - Character of Ownership in the 2002 Form 10-K for FPL Group and FPL.

In July 2003, a subsidiary of FPL Energy obtained a $400 million variable rate construction term facility. In connection with this financing, two of FPL Energy's gas-fired facilities were encumbered by liens against their assets. See Note 8 - Long-term Debt.

Also in July 2003, a subsidiary of FPL Energy sold $380 million of 6.639% senior secured bonds maturing in 2023. In connection with this financing, seven of FPL Energy's wind facilities were encumbered by liens against their assets. See Note 8 - Long-term Debt.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL
	12(a)	Computation of Ratio of Earnings to Fixed Charges	x
	12(b)	Computation of Ratios		x
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
	32(a)	Section 1350 Certification of FPL Group	x
	32(b)	Section 1350 Certification of FPL		x

FPL Group and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A current report on Form 8-K was filed with the SEC on April 4, 2003 by FPL Group reporting one event under Item 5. Other Events.

A current report on Form 8-K was filed with the SEC on April 24, 2003 by FPL Group and FPL reporting one event under Item 7. Financial Statements and Exhibits and additional information under Item 9. Regulation FD Disclosure.

A current report on Form 8-K was filed with the SEC on June 9, 2003 by FPL Group and FPL reporting one event under Item 5. Other Events.
A current report on Form 8-K was filed with the SEC on June 25, 2003 by FPL Group and FPL reporting one event under Item 5. Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: August 7, 2003

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)