Form 10-K
period 2003-12-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2004-02-27
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 1-3545	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida
Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
FPL Group, Inc.:	Common Stock, $0.01 Par Value and Preferred Share Purchase Rights	New York Stock Exchange
	Corporate Units	New York Stock Exchange
	8% Corporate Units	New York Stock Exchange
Florida Power & Light Company: None
Securities registered pursuant to Section 12(g) of the Act:
FPL Group, Inc.:	None
Florida Power & Light Company: Preferred Stock, $100 Par Value

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.          Yes   X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether FPL Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
Indicate by check mark whether Florida Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of June 30, 2003 (based on the closing market price on the Composite Tape on June 30, 2003) was $12,239,608,950 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of June 30, 2003.
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2004: 184,362,113 shares.

As of January 31, 2004, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of FPL Group, Inc.'s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning
AFUDC	allowance for funds used during construction
ASLB	Atomic Safety and Licensing Board
capacity clause	capacity cost recovery clause, as established by the FPSC
charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
DOE	U.S. Department of Energy
EMF	electric and magnetic fields
EMT	Energy Marketing & Trading
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
ERCOT	Electric Reliability Council of Texas
EPA	U.S. Environmental Protection Agency
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FIN	FASB Interpretation No.
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GridFlorida	GridFlorida LLC
Gulfstream	Gulfstream Natural Gas System, L.L.C.
Holding Company Act	Public Utility Holding Company Act of 1935, as amended
IARC	International Agency for Research on Cancer
IRS	Internal Revenue Service
ISO	independent system operator
kv	kilovolt
kwh	kilowatt-hour
lbs/mwh	pounds per megawatt hour
LIBOR	London InterBank Offered Rate
MAIN	Mid-America Interconnected Network
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MAPP	Mid-Continent Area Power Pool
mortgage	FPL's mortgage and deed of trust dated as of January 1, 1944, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Council
Note ___	note ___ to consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982
NYPP	New York Power Pool
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PFS	Private Fuel Storage, LLC
PJM	PJM Interconnection, L.L.C.
PMI	FPL Energy Power Marketing, Inc.
Public Counsel	State of Florida Office of Public Counsel
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
RFP	request for proposal
ROE	return on common equity
RTOs	regional transmission organizations
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SERC	Southeastern Electric Reliability Council
SPP	Southwest Power Pool
storm fund	storm and property insurance reserve fund
VIE	variable interest entity
WECC	Western Electricity Coordinating Council
White Paper	White Paper on Wholesale Power Market Platform

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Reform Act, FPL Group and FPL are hereby filing cautionary statements identifying important factors that could cause FPL Group's or FPL's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of FPL Group and FPL in this combined Form 10-K, in presentations, in response to questions or otherwise.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause FPL Group's or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and FPL.

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

  FPL Group and FPL are subject to changes in laws or regulations, including the PURPA, and the Holding Company Act, changing governmental policies and regulatory actions, including those of the FERC, the FPSC and the utility commissions of other states in which FPL Group has operations, and the NRC, with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).  The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred.

  The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.

  FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

  FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity.  FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

  FPL Group's and FPL's results of operations could be affected by their ability to renegotiate franchise agreements with municipalities and counties in Florida.

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected levels of output or efficiency.  This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an FPL Energy operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

  FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts, and/or the write-off of their investment in the project or improvement.

  FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.  In addition, FPL's use of such instruments could be subject to prudency challenges and if found imprudent, cost recovery could be disallowed by the FPSC.

  There are other risks associated with FPL Group's non-rate regulated businesses, particularly FPL Energy.  In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy.  FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results. In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results.   In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

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

  FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

  FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities.  Generation and transmission facilities, in general, have been identified as potential targets.  The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the United States, and the increased cost and adequacy of security and insurance.

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

PART I

Item 1.  Business

FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act, exempt from substantially all of the provisions of the Holding Company Act.  It was incorporated in 1984 under the laws of Florida.  FPL Group's principal subsidiary, FPL, is a rate-regulated utility engaged in the generation, transmission, distribution and sale of electric energy. FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for the operating subsidiaries other than FPL.  The business activities of these operating subsidiaries primarily consist of FPL Energy's non-rate regulated power projects.  For financial information regarding FPL Group's business segments, see Note 18.  At December 31, 2003, FPL Group and its subsidiaries employed approximately 11,500 persons.

Website Access to SEC Filings.  FPL Group and FPL make their annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group.  FPL supplies electric service to a population of more than eight million throughout most of the east and lower west coasts of Florida. During 2003, FPL served approximately 4.1 million customer accounts.  The percentage of FPL's operating revenues by customer class was as follows:

	Years Ended December 31,

	2003	2002	2001

Residential	56%	55%	56%
Commercial	37	36	38
Industrial	3	3	3
Other, including the provision for retail rate refund
and the net change in unbilled revenues	4	6	3

	100%	100%	100%

FPL currently holds 173 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2034.  Of the 173 franchise agreements, one expires in August 2004, eight expire in 2005-2006 and 99 expire in 2007-2013.  Ongoing negotiations are taking place to renew upcoming expirations. FPL considers its franchises to be adequate for the conduct of its business.

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2003 operating revenues.  Retail operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and retirement of nuclear power plants and subject these plants to continuing review and regulation.

Environmental.  Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. During 2003, FPL spent approximately $23 million on capital additions to comply with environmental laws and regulations. FPL's capital expenditures to comply with environmental laws and regulations are estimated at $212 million for 2004 through 2006, including approximately $79 million in 2004, and are included in projected capital expenditures set forth in Capital Expenditures below. Environmental regulations are subject to change.  The following is a discussion of emerging federal initiatives that could potentially affect FPL.

Climate Change - In 2002, President Bush announced new climate change initiatives for the United States, among which is a voluntary commitment to reduce the greenhouse gas intensity of United States' emissions by 18% by 2012.  The Bush Administration is currently seeking commitments from various industrial sectors and individual companies to reach this goal. FPL Group has responded to the administration's request by becoming a charter signatory to the Administration's Climate Leaders Program.  As a participant in this voluntary program, FPL Group has inventoried its greenhouse gas emission rates and has committed to a 2008 reduction target of 18% below a 2001 baseline emission rate.  FPL Group believes that the planned operation of its generating portfolio, along with its current efficiency initiatives, greenhouse gas management efforts and increased use of renewable energy will allow it to achieve this target.

In addition to the voluntary initiative, the U.S. Congress is considering several legislative proposals that would establish new mandatory regulatory requirements and reduction targets for greenhouse gases.  Based on reference data from government sources, FPL Group is among the lowest emitters of greenhouse gases measured by its rate of emissions to generation (lbs/mwh).  However, these legislative proposals have differing methods of implementation and the impact on FPL Group's generating units and/or the financial impact to FPL Group and FPL could be material (either positive or negative), depending on the eventual structure of a mandatory program.

Multi-Pollutant Legislation - The U.S. Congress and the Bush Administration are considering several legislative proposals that would establish new regulatory requirements and reduction targets for sulfur dioxide, nitrogen oxide, mercury, and in some proposals, carbon dioxide.  Based on reference data from government sources, FPL Group is among the lowest generators of these emissions when measured by its rate of emissions to generation (lbs/mwh).  However, these multi-pollutant proposals have differing methods of implementation and the impact on FPL Group's generating units and/or the financial impact to FPL Group and FPL could be material (either positive or negative), depending on the eventual structure of any legislation enacted.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  The rate of return on rate base approximates FPL's weighted-average cost of capital, which includes its costs for debt and preferred stock and, typically, an allowed ROE.  The FPSC monitors FPL's actual ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings, which occur at irregular intervals at the initiative of FPL, the FPSC, Public Counsel or a substantially affected party.

In March 2002, the FPSC approved a new rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005.  The 2002-2005 rate agreement replaced a rate agreement that was effective April 15, 1999 through April 14, 2002.  Both agreements include a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The 1999-2002 rate agreement allowed FPL at its discretion to recover, as special depreciation, up to $100 million in each year of the three-year agreement period.  The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets based on future depreciation studies.  See Note 1 - Revenues and Rates and Electric Plant, Depreciation and Amortization.  During the term of the agreement, FPL's ROE was from time to time outside the 10%-12% authorized range.  However, the revenue sharing mechanism described above was specified as the appropriate and exclusive mechanism to address that circumstance.  The agreement included provisions which limited depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limited amounts recoverable under the environmental clause during the term of that agreement.

The 2002-2005 rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%.  The revenue sharing thresholds specified in the 2002-2005 rate agreement are as follows:

	Years Ended December 31,

	2002 (a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund was limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the 2002-2005 rate agreement, FPL will not have an authorized regulatory ROE range for the purpose of addressing earnings levels.  However, FPL will continue to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the 2002-2005 rate agreement, FPL may petition the FPSC to amend its base rates. The 2002-2005 rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates.  See Note 1 - Revenues and Rates.  Under the 2002-2005 rate agreement, depreciation will be reduced on FPL's plant in service by $125 million in each year 2002 through 2005.  See Note 1 - Regulation and Electric Plant, Depreciation and Amortization.

In April 2002, the South Florida Hospital and Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida appealing the FPSC's approval of the 2002-2005 rate agreement. The appellants contend that the FPSC rushed to judgment and approved the settlement without the benefit of any evidentiary record to support its actions, and requested that the Supreme Court remand the case to the FPSC for additional proceedings. In November 2003, the Florida Supreme Court heard oral arguments in the appeal.  There is no specified time by which the Supreme Court of Florida must rule.  FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

Fuel costs are recovered from customers through levelized charges per kwh established under the fuel clause.  These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage.  In 2003, approximately $3.3 billion of costs were recovered through the fuel clause.  During 2003, the FPSC approved fuel adjustment increases of $347 million effective April 1, 2003 and $214 million effective July 31, 2003, both of which were recovered in 2003.  These increases were due to higher than projected oil and natural gas prices.  During 2002, the FPSC approved a risk management fuel procurement program which became effective January 1, 2003.  The program is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs. See Energy Marketing and Trading, Management's Discussion - Results of Operations, Note 1 - Regulation and Note 3.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause and base rates.  In 2003, approximately $595 million of costs were recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled approximately $169 million in 2003 and were recovered from customers through the energy conservation cost recovery clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 are recovered through the environmental clause to the extent not included in base rates.  The 1999-2002 rate agreement limited recovery of costs through the environmental clause.  There is no similar provision in the 2002-2005 rate agreement; consequently prudent environmental costs incurred during this period and not included in base rates are recoverable under the environmental clause.  In 2003, approximately $18 million was recovered from customers through the environmental clause.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  In 2003, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets.  It is generally believed transmission and distribution activities would remain regulated.  Recently, these state restructuring efforts have diminished, and several states have delayed the implementation or reversed previously approved restructuring legislation and rules.  Management believes it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the needed generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement.  In 2003, FPL issued an RFP for additional power resources of approximately 1,100 mw beginning in June 2007.  In January 2004, after evaluating alternative proposals, FPL concluded that its plan to build a new natural gas-fired plant at its Turkey Point site was the best and most cost-effective option to provide the 1,100 mw.  In March 2004, FPL plans to file a petition for approval of this alternative with the FPSC.  A decision is expected by mid-2004.  This alternative will also be subject to approval by a Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.  In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area.  In March 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida.  In December 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal.  In March 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida from a for-profit transmission company to a non-profit ISO.  Under the proposal, FPL would continue to own its transmission lines and the ISO would manage them. In September 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity clause.  In October 2002, the Public Counsel filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order.  In June 2003, the Florida Supreme Court dismissed the Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice concluding that the appeal was premature because the FPSC proceedings had not yet been completed and not all aspects of the FPSC's order on appeal were considered final agency action.  The FPSC has restored the GridFlorida docket to active status and in December 2003 issued a procedural order establishing a series of workshops through 2004 to address GridFlorida issues.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States.  The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida for the operation of those facilities.  The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights.  Legislators and regulators from the southeast and western states have expressed strong reservations about the FERC's proposal.  In April 2003, the FERC issued a White Paper responding to comments on its proposed rule.  The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant RTO/ISO features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets.  While a moratorium on further action by the FERC was included in the proposed Energy Policy Act, the status of that legislation is uncertain.  FPL is evaluating the proposed FERC rule and is currently unable to determine its effects, if any, on FPL's operations.

In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Note 1 - Regulation.

System Capability and Load.  During 2003, FPL completed the addition of two new gas-fired combustion turbines at its Fort Myers site and the repowering of Sanford Unit No. 4, totaling approximately 1,300 mw.  In addition, FPL is constructing approximately 1,900 mw of natural gas combined cycle generation at its Martin and Manatee sites with a planned in-service date of June 2005.  In January 2003, CPV Gulfcoast, Ltd. filed a notice of appeal with the Supreme Court of Florida challenging the FPSC's 2002 approval of the Martin and Manatee expansion and in April 2003, filed its initial brief.  In May 2003, FPL filed its answer brief, which included a request for dismissal.  The Supreme Court of Florida will not hold oral arguments.  There is no specified time by which the Supreme Court of Florida must rule.  See Competition regarding plans for an additional 1,100 mw beginning in June 2007.

As of December 31, 2003, FPL's resources for serving load consisted of 22,197 mw, of which 19,056 mw are from FPL-owned facilities (see Item 2. Properties - Generating Facilities) and 3,141 mw are obtained through purchased power contracts.  See Note 17 - Contracts.  FPL's projected reserve margin for the summer of 2004 is 20%.  This reserve margin will be achieved through the combination of output from FPL's generating units, purchased power contracts and the capability to reduce peak demand through the implementation of load management, which was estimated to be 1,533 mw at December 31, 2003.  Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory.  FPL set an all-time record summer energy peak on July 9, 2003, of 19,668 mw.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  The highest energy peak FPL has served to date was a winter peak of 20,190 mw, which occurred on January 24, 2003.  FPL had adequate resources available at the time of these peaks to meet customer demand.

Capital Expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  FPL's capital expenditures totaled $1.4 billion in 2003 (including AFUDC of approximately $18 million), $1.3 billion in 2002 and $1.1 billion in 2001. Capital expenditures for 2004 through 2008 are estimated to be as follows:

	2004	2005	2006	2007	2008	Total

FPL:	(millions)
Generation: (a)
New (b)	$385	$290	$265	$105	$-	$1,045
Existing	430	430	355	455	270	1,940
Transmission and distribution	605	700	690	700	715	3,410
Nuclear fuel	95	75	80	100	80	430
General and other	130	155	175	180	165	805

Total	$1,645	$1,650	$1,565	$1,540	$1,230	$7,630

_____________________
(a)	Includes AFUDC of approximately $61 million, $52 million, $39 million, $59 million and $71 million in 2004, 2005, 2006, 2007 and 2008, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources and Note 17 - Commitments.

Nuclear Operations.  FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie.  The Turkey Point Units Nos. 3 and 4 received operating license extensions in 2002, which give FPL the option to operate these units until 2032 and 2033, respectively.  The NRC extended the operating licenses for St. Lucie Units Nos. 1 and 2 during 2003, which give FPL the option to operate these units until 2036 and 2043, respectively.  The original license expiration dates for Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 are 2012, 2013, 2016 and 2023, respectively.  FPL has not yet decided to exercise the option to operate past the original license expiration dates, although FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option.  The decision will be made for Turkey Point Units Nos. 3 and 4 by 2007 and for St. Lucie Units Nos. 1 and 2 by 2011.  Any adjustment to depreciation and decommissioning rates would require FPSC approval.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.  Scheduled nuclear refueling outages by unit are as follows:
Refueling Outage

Unit	Most Recent	Next Scheduled

St. Lucie Unit No. 1	Fall 2002	Spring 2004
St. Lucie Unit No. 2	Spring 2003	Winter 2004
Turkey Point Unit No. 3	Spring 2003	Fall 2004 (a)
Turkey Point Unit No. 4	Fall 2003	Spring 2005 (a)
_____________________
(a)	FPL anticipates replacing the reactor vessel head during this outage, which will extend the amount of days the unit will be removed from service to approximately 65 days.

The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years prior to the projected end of plant operation.  FPL's current plans, under the existing operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plant.

In 2003, the NRC issued an order, subsequent to a previously issued NRC bulletin, requiring all pressurized water reactor licensees, including FPL, to perform visual and volumetric inspections of reactor vessel heads at each unit's scheduled refueling outage to identify if degradation such as cracking or corrosion has occurred.  During the scheduled refueling outages for St. Lucie Unit No. 1 in October 2002, Turkey Point Unit No. 3 in March 2003 and Turkey Point Unit No. 4 in October 2003, FPL performed visual and volumetric inspections and found no degradation associated with the reactor vessel heads.  In late April and early May 2003, while volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 were being performed during a scheduled refueling outage, two control rod drive mechanism (CRDM) nozzles were found with one small crack in each.  Both cracks were less than 50% through the thickness of the CRDM nozzle.  No leakage was observed and both cracks were repaired during the outage.  Also during the St. Lucie Unit No. 2 scheduled refueling outage, the steam generators were inspected and more tubes had to be plugged than anticipated.  The inspection results were evaluated and revised tube plugging projections developed.  Management intends to replace the steam generators at St. Lucie Unit No. 2 in 2007 and will delay the reactor vessel head replacement for St. Lucie Unit No. 2 until 2007 to coincide with the steam generator replacement.  FPL anticipates replacing the reactor vessel heads at Turkey Point Units Nos. 3 and 4 during their next scheduled refueling outage and at St. Lucie Unit No. 1 during a scheduled refueling outage in the fall of 2005.  Reactor vessel head replacements for these three units are expected to add approximately 35 days to the number of days a unit is removed from service during a typical scheduled refueling outage.  The cost for the reactor vessel heads and steam generators is included in FPL's estimated capital expenditures above.

In 2003, the NRC issued a bulletin recommending that utilities with bottom mounted instrumentation penetrations perform visual inspections.  Visual inspections of the bottom mounted instrumentation penetrations were performed in 2003 during Turkey Point Unit No. 4's scheduled refueling outage, and no evidence of leakage from these penetrations was noted.  A visual inspection of Turkey Point Unit No. 3's bottom mounted instrumentation penetrations will be performed at its next scheduled refueling outage in the fall of 2004.  St. Lucie Units Nos. 1 and 2 do not have bottom mounted instrumentation penetrations.

Fuel.  FPL's generating plants use a variety of fuels.  See Item 2. Properties - Generating Facilities and Note 17 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix.

FPL has four firm transportation contracts in place with FGT and one firm transportation contract with Gulfstream that together will satisfy substantially all of the anticipated needs for natural gas transportation at its existing units and the units currently under construction.  The four existing FGT contracts expire in 2015, 2021 and 2022, while the Gulfstream contract expires in 2028.  Two of the contracts expiring in 2015 may each be extended by FPL until 2030.  To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT and Gulfstream based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, long-term coal supply and transportation contracts for a portion of the fuel needs for those units.  All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts.  The remaining fuel requirements will be obtained in the spot market.  FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL leases nuclear fuel for all four of its nuclear units.  See Note 1 - Nuclear Fuel.  On July 1, 2003, FPL Group and FPL began consolidating the lessor entity in accordance with FIN 46, "Consolidation of Variable Interest Entities."  See Note 10 - FPL.  The contracts for the supply, conversion, enrichment and fabrication of FPL's nuclear fuel have expiration dates ranging from 2006 through 2013.  Currently, FPL is storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 2003, FPL has paid approximately $496 million in such fees to the DOE's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations.  In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants.  The matter is pending.  In the interim, FPL is investigating other alternatives to provide adequate storage capacity for all of its spent nuclear fuel.  Based on current projections, FPL will lose its ability to store spent fuel on site for St. Lucie Unit No. 1 in 2005, St. Lucie Unit No. 2 in 2007, Turkey Point Unit No. 3 in 2007 and Turkey Point Unit No. 4 in 2009.  In addition, degradation in a material used in the spent fuel pools at St. Lucie Unit No. 1 and Turkey Point Units Nos. 3 and 4 could result in implementation of alternative spent fuel storage options sooner than projected.  FPL is pursuing various approaches to further expand spent fuel storage at the sites, including increasing rack space in its existing spent fuel pools and/or developing the capacity to store spent fuel in dry storage containers.  FPL has submitted license amendment requests to the NRC for approval of additional storage racks.  Approval of these requests is expected by May 2004.  Once installed, these racks will extend the storage capacity such that the ability to store spent fuel will not be lost until 2008 at St. Lucie Unit No. 1, 2010 at St. Lucie Unit No. 2, 2010 at Turkey Point Unit No. 3 and 2012 at Turkey Point Unit No. 4.  If approved, the dry storage containers could be located at FPL's nuclear plant sites and/or at a facility operated by PFS in Utah.  PFS is a consortium of eight utilities seeking to license, construct and operate an independent spent fuel storage facility.  FPL joined the consortium in May 2000.  PFS has filed a license application with the NRC and hearings on the application have been completed.  In March 2003, PFS requested that the NRC review the ASLB's decision that requires PFS to address the consequences of a hypothetical military aircraft accident into its proposed facility before such facility is licensed.  PFS has also initiated further proceedings before the ASLB to address the consequences of such an accident.  Licensing on other environmental issues litigated during the hearings remain pending before the ASLB.  In addition, the State of Utah has appealed certain decisions of the ASLB.

In April 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste depository.  The Yucca Mountain site is the DOE's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste.  During May and July 2002, Congress overrode the Notice of Disapproval through a majority vote of both houses.  The President signed the joint resolution of Congress into law on July 23, 2002.  The State of Nevada has initiated legal actions to attempt to block the project.

Energy Marketing and Trading.  EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electric power.  EMT procures natural gas and oil for FPL's use in power generation and sells excess gas and electric power.  EMT also uses derivative instruments, such as swaps, options, futures and forwards to manage the commodity price risk inherent in fuel purchases and electricity sales and purchases.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking, Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

Electric and Magnetic Fields.  In recent years, public, scientific and regulatory attention has been focused on possible adverse health effects of EMF.  These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including childhood leukemia and adult lymphoma associated with occupational exposure; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage.  Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects.  In 1999, the National Institute of Environmental Health Sciences, at the culmination of a five-year federally supported research effort, pronounced that the scientific support for an EMF-cancer link is marginal and concluded that the probability that EMF exposure is truly a health hazard is small but cannot be completely discounted.  In 2001, the IARC conducted an evaluation of power frequency EMF and cancer; it classified power frequency magnetic fields as "possibly carcinogenic" based on an association with childhood leukemia reported in some epidemiology studies.  The IARC did not conclude that power frequency EMF cause or contribute to the development of childhood leukemia or any other cancer.

In 2002, the California Department of Health Services submitted its EMF Risk Evaluation report to the California Public Utility Commission.  The report concludes in part that "EMFs can cause some degree of increased risk of childhood leukemia, adult brain cancer, Lou Gehrig's Disease and miscarriage."  The report also finds that the risk, while potentially low across the entire population, nonetheless may be sufficient to warrant regulatory attention.

Florida has had EMF regulations in place for many years, and FPL believes it is in compliance with the FDEP regulations regarding EMF levels within and at the edge of the rights of way for transmission lines.  Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the width of right of way or relocating or reconfiguring transmission facilities.  It is not presently known whether any such expenditures will be required.  Currently, there are no such changes proposed to the FDEP regulations.

Employees.  FPL had approximately 9,600 employees at December 31, 2003.  Approximately 32% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that will expire on October 31, 2004.

FPL ENERGY OPERATIONS

General.  FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing non-rate regulated energy-related operations.  It is a limited liability company organized under the laws of Delaware. FPL Energy owns, develops, constructs, manages and operates domestic electric-generating facilities in wholesale energy markets.  FPL Energy manages or participates in the management of approximately 82% of its projects, which represent approximately 96% of the net generating capacity in which FPL Energy has an ownership interest.  At December 31, 2003, FPL Energy had net generating capability totaling 11,041 mw, all of which consisted of ownership interests in operating independent power projects (see Item 2. Properties - Generating Facilities).  Generation capacity spans various regions thereby reducing seasonal volatility on a portfolio basis.  At December 31, 2003, the percentage of capacity by NERC region or power pool was:

NERC Region/Power Pool	Percentage of Generation Capacity

NEPOOL/NYPP	26%
MAPP/MAIN/SPP/ERCOT	38%
SERC/PJM	18%
WECC	18%
Fuel sources for these projects were as follows:
Fuel Source	Percentage of Generation Capacity

Natural Gas	55%
Wind	25%
Nuclear	9%
Oil	6%
Hydro	3%
Other	2%

FPL Energy's capital expenditures and investments totaled approximately $1.6 billion, $2.1 billion and $2.0 billion in 2003, 2002 and 2001, respectively.  Capital expenditures for 2004 through 2008 are estimated to be as follows:
	2004	2005	2006	2007	2008	Total

	(millions)
FPL Energy: (a)
Gas	$140	$5	$-	$-	$-	$145
Nuclear fuel and other	85	35	60	60	15	255

Total	$225	$40	$60	$60	$15	$400

_____________________
(a)	Estimated capital expenditures exclude estimates for the development of new wind projects pending the enactment of legislation reestablishing the production tax credits for new wind facilities.

FPL Energy is currently constructing a gas-fired power plant with a total capacity of approximately 744 mw.  The plant is expected to be in operation in the second half of 2004.  During 2002, FPL Energy was engaged in the development of various other natural gas projects.  As a result of depressed economic conditions coupled with an oversupply of energy generating facilities in certain markets, projected profit margins for these projects declined and were not sufficient to cover the cost of capital.  Therefore, FPL Energy made a strategic decision during 2002 to substantially exit the fossil-fueled greenfield merchant power plant development business for the foreseeable future.  As a result, development costs associated with these abandoned projects were written off to expense.  Furthermore, FPL Energy realigned its organizational structure during 2002 to lower general and administrative expenses and took other actions associated with the restructuring. See Management's Discussion - Results of Operations - FPL Energy and Note 6 - FPL Energy.  FPL Energy expects its future portfolio capacity growth to come from a mix of asset acquisitions and wind development, assuming pending legislation reestablishing the production tax credits for new wind facilities is enacted, either of which would increase estimated capital expenditures.

Energy Marketing and Trading.  PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electric power.  PMI procures natural gas and oil for FPL Energy's use in power generation and sells any excess gas.  PMI also sells the output from FPL Energy's plants which has not been sold under long-term contracts and purchases replacement power.  PMI uses derivative instruments, such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of FPL Energy's power generation assets.  To a lesser extent, PMI engages in limited energy trading activities to take advantage of expected future favorable price movements. The results of PMI's activities are recognized in FPL Energy's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

Employees.  FPL Energy had approximately 1,800 employees at December 31, 2003.  The IBEW and the Utility Workers Union of America (UWUA) represented approximately 5% and 12%, respectively, of FPL Energy's employees.  The collective bargaining agreement between an FPL Energy subsidiary and the IBEW expires in February 2008 and the collective bargaining agreement between an FPL Energy subsidiary and the UWUA expires in September 2008.

Regulation.  Currently, approximately 6% of FPL Energy's net generating capacity has qualifying facility status under PURPA.  FPL Energy's qualifying facilities generate electricity from wind, solar, fossil fuels, biomass or waste-product combustion.  Qualifying facility status exempts the projects from, among other things, the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  FPL Energy also has ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 94% of FPL Energy's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  FPL Energy's exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

FPL Energy continues to evaluate the FERC's proposed rule on standard market design in areas where it is not already in effect. See FPL Operations - Competition. California is scheduled to implement standard market design in the first quarter of 2007. ERCOT is considering adopting standard market design, or portions thereof, with potential implementation as soon as 2006. In both markets, the final market design is not fully known at this time and FPL Energy is currently unable to determine the effects, if any, on its operation resulting from the implementation of standard market design.

Environmental.  FPL Energy is subject to the same environmental laws and regulations and is affected by the same emerging issues included in the discussion of FPL's business.  See FPL Operations - Environmental.  During 2003, FPL Energy spent approximately $14 million on capital additions to comply with environmental laws and regulations.  FPL Energy's capital additions to comply with environmental laws and regulations are estimated to total $25 million for 2004 through 2006, including approximately $4 million in 2004, and are included in estimated capital expenditures set forth in General above.

Competition.  Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Revenues from electricity sales in these markets will vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.

Expanded competition in a relaxed regulatory environment presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets.  Wholesale energy markets have experienced lower demand and lower wholesale electricity prices as a result of weather and economic conditions and the oversupply of generation in certain regions.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.  As of December 31, 2003, FPL Energy had 74% of its on-peak capacity under contract for 2004.  Over the last several years, contracting for the sale of electricity output has become more difficult, as a result of overcapacity in certain regions and diminished market liquidity due to fewer creditworthy counterparties.  Given current market conditions, when FPL Energy's existing power sales agreements expire, more of the energy produced may be sold through shorter-term contracts and into competitive wholesale markets.

Portfolio by Category.  FPL Energy's assets can be categorized into the following three groups:  wind assets, non-wind assets under long-term contract and merchant assets.

As of December 31, 2003, FPL Energy's capacity under contract for 2004 was as follows:
Asset Class	Available MW (a)	% MW Under Contract

Wind	2,719	99%
Non-wind assets under long-term contract	1,255	98%
Merchant:
Seabrook	1,024	97%
NEPOOL/PJM/NYPP	1,879	34%	(b)
ERCOT	3,009	65%	(b)
Other (WECC/SERC)	1,345	60%	(b)

Total portfolio	11,231	74%

_____________________
(a)	Weighted to reflect in-service dates and planned maintenance.
(b)	Represents on-peak mw under contract.

Wind Assets

During 2003, FPL Energy added 14 wind projects to its portfolio, totaling approximately 975 mw.  Project additions also included the construction of 811 mw of new capacity and the acquisition of 164 mw of operating plants.

At December 31, 2003, FPL Energy had ownership interests in 42 operating wind plants, with a combined capacity of approximately 2,719 mw (net ownership).  FPL Energy operates all but ten of these wind facilities.  Approximately 88% of FPL Energy's net ownership in wind facilities has received exempt wholesale generator status as defined under the Holding Company Act.  The remaining facilities have qualifying facility status under PURPA.  These facilities are located in fifteen states, thereby reducing weather-related performance risk on a portfolio basis.  In 2004, essentially all wind energy has been contracted with utilities and power marketers under fixed-price agreements with expiration dates ranging from 2011 to 2028.

Non-Wind Assets Under Long-Term Contract

At December 31, 2003, FPL Energy had 1,255 mw of non-wind assets under long-term contract.  Essentially all of these non-wind assets were under long-term power sales contracts with utilities, with contract expiration dates ranging from 2008 to 2021 and have firm fuel and transportation agreements with expiration dates ranging from 2011 to 2017.  Approximately 1,096 mw of this capacity is gas-fired generation.  The remaining 159 mw uses a variety of fuels and technologies such as waste-to-energy, solar, coal and petroleum coke.  Of these facilities 32% have qualifying facility status under PURPA and 68% have received exempt wholesale generator status under the Holding Company Act.

Merchant Assets

Merchant assets are plants that have not sold the majority of their output under long-term contracts.  The output from these merchant plants is sold through a combination of short- to medium-term contracts and sales in wholesale markets.  Beginning in 2003, FPL Energy began providing load-following services to distribution utilities in NEPOOL.  Load-following services require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer.  The vast majority of the merchant assets have firm gas supply agreements or a combination of firm gas supply and transportation agreements to cover on-peak gas requirements.  PMI uses derivative instruments (primarily swaps, options, futures and forwards) to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

At December 31, 2003, FPL Energy's portfolio of merchant assets includes 7,067 mw of owned nuclear, natural gas, oil and hydro generation of which 2,973 mw is located in ERCOT, 2,590 mw in NEPOOL, 839 mw in SERC, 507 mw in WECC and 158 mw in other regions.  The merchant assets include 1,653 mw of peak generating facilities.  In addition, there are approximately 744 mw of gas-fired generation under construction in PJM that are expected to be in operation in the second half of 2004.

Nuclear Operations.  In November 2002, an FPL Energy subsidiary purchased an 88.23% undivided interest in Seabrook, located in New Hampshire.  FPL Energy's net ownership interest in Seabrook's capacity consists of 1,024 mw of nuclear generation.  FPL Energy is responsible for all plant operations.  The current operating license for Seabrook expires in 2026. FPL Energy intends to seek approval from the NRC to extend the unit's license to recapture the period of non-operation from 1986 to 1990, in addition to a 20-year license extension.  If granted, these approvals would extend the term of the NRC operating license for Seabrook to 2050.  Preparations are in progress for a power uprate at Seabrook that is expected to increase plant capability by approximately 100 mw; the cost of which are included in FPL Energy's capital expenditure table above.  This uprate will be implemented in two phases and requires approval by the NRC and the New England ISO.  The main portion of the uprate is expected to be implemented in the spring of 2005 and the final portion in the fall of 2006.  At the time of the Seabrook acquisition, FPL Energy assumed responsibility for the ultimate decommissioning of the plant, the cost of which will be shared on a pro-rata basis by the joint owners.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plant.

In 2003, the NRC issued an order, subsequent to a previously issued NRC bulletin, requiring all pressurized water reactor licensees, including Seabrook, to perform visual and volumetric inspections of reactor vessel heads to identify if degradation such as cracking or corrosion has occurred.  Seabrook will be required to perform 100% visual and volumetric inspections in 2006, and subsequently, visual inspections every third outage and volumetric inspections every fourth outage.  In 2003, the NRC issued a bulletin recommending that utilities with bottom mounted instrumentation penetrations perform visual inspections.  In October 2003, visual inspections of the bottom mounted instrumentation penetrations were performed during Seabrook's scheduled refueling outage, and no evidence of leakage from these penetrations was noted. The next refueling outage is scheduled to be performed in April 2005.

Seabrook has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2004 to 2014.  See Note 17 - Contracts.  Currently, Seabrook is storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  From the time of the acquisition of Seabrook through December 2003, FPL Energy has paid approximately $8 million in such fees to the DOE's nuclear waste fund.  For details on the current status of permanent fuel storage with the DOE see FPL Operations - Fuel.  Based on current projections, FPL Energy will lose its ability to store spent fuel at Seabrook as early as 2009.  FPL Energy is investigating other alternatives to expand its spent nuclear fuel storage capacity at Seabrook.

OTHER FPL GROUP OPERATIONS

FPL Group's Corporate and Other segment represents other business activities, primarily FPL FiberNet, that are not separately reportable.  See Note 18.

FPL FiberNet.  FPL FiberNet was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in January 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other new and existing customers, primarily telephone, internet and other telecommunications companies.  Dark fiber in the metro market is also sold to third parties. FPL FiberNet's primary business focus is the Florida metro market.  Metro networks cover Miami, Ft. Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville.  FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates.  At December 31, 2003, FPL FiberNet's network consisted of approximately 2,500 route miles, which interconnected major cities throughout Florida.  During 2003, FPL FiberNet added the latest generation of Ethernet services which provides the option for its customers to upgrade their existing telecommunications network.  Due to the changing telecommunications market, FPL FiberNet completed valuation studies to assess the recoverability of its assets and as a result, in 2002, wrote off some of these assets to expense.  This write off represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis.  Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges were recognized in 2002 related to the write-off of development costs and inventory.  See Management's Discussion - Results of Operations - Corporate and Other and Note 6 - Corporate and Other.

At December 31, 2003, FPL Group's investment in FPL FiberNet totaled approximately $240 million.  FPL FiberNet invested approximately $10 million during 2003 and plans to invest a total of $50 million over the next five years to sustain its fiber-optic network and meet customers specific requirements.

EXECUTIVE OFFICERS OF THE REGISTRANTS (a)

Name	Age	Position	Effective Date

Dennis P. Coyle	65	General Counsel and Secretary of FPL Group	June 1, 1991
		General Counsel and Secretary of FPL	July 1, 1991
Paul I. Cutler	44	Treasurer and Assistant Secretary of FPL Group	February 19, 2003
		Treasurer and Assistant Secretary of FPL	February 18, 2003
K. Michael Davis	57	Controller and Chief Accounting Officer of FPL Group	May 13, 1991
		Vice President, Accounting, Controller and Chief Accounting
		Officer of FPL	July 1, 1991
Moray P. Dewhurst	48	Vice President, Finance and Chief Financial Officer of FPL Group	July 17, 2001
		Senior Vice President, Finance and Chief Financial Officer of FPL	July 19, 2001
Lewis Hay III	48	President and Chief Executive Officer of FPL Group	June 11, 2001
		Chairman of the Board of FPL Group	January 1, 2002
		Chairman of the Board and Chief Executive Officer of FPL	January 1, 2002
Lawrence J. Kelleher	56	Vice President, Human Resources of FPL Group	May 13, 1991
		Senior Vice President, Human Resources and Corporate Services of FPL	July 1, 1999
Robert L. McGrath	50	Senior Vice President, Engineering and Construction of FPL	November 15, 2002
Armando J. Olivera	54	President of FPL	June 24, 2003
James L. Robo	41	President of FPL Energy	July 26, 2002
Antonio Rodriguez	61	Senior Vice President, Power Generation Division of FPL	July 1, 1999
John A. Stall	49	Senior Vice President, Nuclear Division of FPL	June 4, 2001
_____________________
(a)

Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  The business experience of the executive officers is as follows: Mr. Cutler was assistant treasurer of FPL Group from May 1997 to May 1998 and from May 1999 to February 2003.  He was assistant treasurer of FPL from May 1997 to February 2003.  Mr. Cutler has served as assistant secretary of FPL Group and FPL since December 1997.  Mr. Dewhurst was senior partner of Dean & Company, a management consulting and investment firm that he co-founded in 1993.  Mr. Hay was president of FPL Energy from March 2000 to December 2001. From July 1999 to March 2000, he was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL.  From May 1999 to July 1999, Mr. Hay was president of LSME Acquisition Co., LLC, a specific purpose acquisition company.  Prior to that, he was executive vice president and chief financial officer of U.S. Foodservice, Inc., a food service distributor.  Mr. Kelleher was senior vice president, human resources of FPL from July 1991 to July 1999.  Mr. McGrath was treasurer of FPL Group and FPL from January 2000 to November 2002.  He was also vice president, finance and chief financial officer of FPL Energy from June 2000 to November 2002.  Prior to that, Mr. McGrath was assistant treasurer of FPL Group and FPL.  Mr. Olivera was senior vice president, power systems of FPL from July 1999 to June 2003.  Prior to that Mr. Olivera was vice president, distribution of FPL from February 1997 to July 1999.  Mr. Robo was vice president of corporate development and strategy of FPL Group from March 2002 to July 2002.  He was president and CEO of TIP, a GE Capital Company that provides trailer and storage equipment services, and GE Capital Modular Space, a supplier of mobile and modular buildings, from December 1999 to March 2002. Prior to that, Mr. Robo was president and CEO of GE Mexico.  Mr. Rodriguez was vice president, power delivery of FPL from February 1997 to July 1999.  Mr. Stall was vice president of nuclear engineering of FPL from January 2000 to June 2001.  Prior to that, he was plant vice president at St. Lucie.

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2003, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 12%, 36% and 8%, respectively, of FPL's gross investment in electric utility plant in service.
Generating Facilities. At December 31, 2003, FPL Group had the following generating facilities:
FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	814
Cutler	Miami, FL	2	Gas	206
Manatee	Parrish, FL	2	Oil/Gas	1,628
Martin	Indiantown, FL	2	Oil/Gas	1,649
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,233
Riviera	Riviera Beach, FL	2	Oil/Gas	565
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	658	(d)
Turkey Point	Florida City, FL	2	Oil/Gas	807

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,423
Lauderdale	Dania, FL	2	Gas/Oil	859
Martin	Indiantown, FL	2	Gas	943
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,880

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	1	Gas/Oil	328
Martin	Indiantown, FL	1	Gas/Oil	314

Gas turbines/diesels
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Turkey Point	Florida City, FL	5	Oil	12

TOTAL				19,056	(e)

_____________________
(a)	Represents FPL's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	Represents FPL's 20% ownership interest in each of St. Johns River Power Park Units Nos. 1 and 2, which are jointly owned with JEA.
(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(e)

Substantially all of FPL's properties are subject to the lien of FPL's mortgage.  FPL expects to add 74 mw by mid-2004 as a result of performance efficiencies. After including the 74 mw, FPL's expected net capability to meet summer peak demand in 2004 will be 19,130 mw.

FPL Energy Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)

Wind
Cabazon	Riverside County, CA	53	Wind	40
Cerro Gordo (b)	Cerro Gordo County, IA	55	Wind	41
Delaware Mountain	Culberson County, TX	40	Wind	30
Gray County	Gray County, KS	170	Wind	112
Green Mountain	Somerset County, PA	8	Wind	10
Green Power	Riverside County, CA	22	Wind	17
Hancock County (b)	Hancock County, IA	148	Wind	98
High Winds (b)	Solano County, CA	90	Wind	162
Indian Mesa	Upton County, TX	125	Wind	83
King Mountain	Upton County, TX	215	Wind	281
Lake Benton II (b)	Pipestone County, MN	138	Wind	104
Meyersdale	Somerset County, PA	40	Wind	30
Mill Run	Fayette County, PA	10	Wind	15
Montfort (b)	Iowa County, WI	20	Wind	30
Mountaineer	Preston & Tucker Counties, WV	44	Wind	66
New Mexico (b)	Quay & Debaca Counties, NM	136	Wind	204
North Dakota	LaMoure County, ND	41	Wind	62
Oklahoma / Sooner	Harper & Woodward Counties, OK	68	Wind	102
Sky River (b)	Kern County, CA	342	Wind	77
Somerset Wind Power	Somerset County, PA	6	Wind	9
South Dakota	Hyde County, SD	27	Wind	41
Southwest Mesa (b)	Upton & Crockett Counties, TX	107	Wind	75
Stateline (b)	Umatilla County, OR and Walla County, WA	454	Wind	300
Vansycle	Umatilla County, OR	38	Wind	25
Victory Garden	Kern County, CA	96	Wind	22
Waymart	Wayne County, PA	43	Wind	65
Woodward Mountain	Upton & Pecos Counties, TX	242	Wind	160
Wyoming	Uinta County, WY	80	Wind	144
Investments in joint ventures	Various	3,797	(c)	314

Total Wind				2,719

Non-Wind Under Long-Term Contract
Doswell (b)	Ashland, VA	4	Gas/Oil	708
Investments in joint ventures	Various	13	(d)	547

Total Non-Wind Under
Long-Term Contract				1,255

Merchant
Bayswater (b)	Far Rockaway, NY	1	Gas	54
Blythe Energy	Blythe, CA	1	Gas	507
Calhoun (b)	Eastaboga, AL	4	Gas	668
Doswell - Expansion	Ashland, VA	1	Gas/Oil	171
Forney	Forney, TX	2	Gas	1,700
Jamaica Bay (b)	Far Rockaway, NY	1	Oil/Gas	54
Lamar Power Partners	Paris, TX	2	Gas	990
Maine	Various - ME	6	Oil	656	(e)
Maine	Various - ME	83	Hydro	360
Marcus Hook 50	Marcus Hook, PA	1	Gas	50
RISEP (b)	Johnston, RI	1	Gas	550
Seabrook	Seabrook, NH	1	Nuclear	1,024	(f)
Investment in joint venture	Cedar Creek, TX	2	Gas	283

Total Merchant				7,067

TOTAL				11,041

_____________________
(a)			Represents FPL Energy's net ownership interest in plant capacity.
(b)			These consolidated generating facilities, as well as a 744 mw gas-fired plant under construction, are encumbered by liens against their assets securing various financings.
(c)			Represents plants with no more than 50% ownership using wind technology.
(d)			Represents plants with no more than 50% ownership using fuels and technologies such as gas, waste-to-energy, solar, coal and petroleum coke.
(e)			Excludes 10 other energy-related partners' combined share of 38.22%.
(f)			Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  At December 31, 2003, FPL owned and operated 529 substations and the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,105	(a)	-
230	kv	2,350		31
138	kv	1,456		49
115	kv	671		-
69	kv	164		14
Less than 69 kv		40,897		22,217

Total		46,643		22,311

_____________________
(a)				Includes approximately 75 miles owned jointly with JEA.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL Group's principal properties are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  Several of FPL Energy's generating facilities are encumbered by liens against their assets securing various financings.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3.  Legal Proceedings

In November 1999, the Attorney General of the United States, on behalf of the EPA, brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day for each violation thereafter.  Under a proposed EPA rule, the maximum penalty would increase to $32,500 per day for each violation after publication of the final rule.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, the federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel.  In August 2001, the MDL panel denied the motion for consolidation.  In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery.  Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case.  In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.  In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review.  In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing, and the EPA is now evaluating whether to seek review of the Eleventh Circuit decision by the U.S. Supreme Court.  The EPA has not yet moved to reopen the Georgia Power Company case.

In November 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Circuit Court for Suwanee County, Florida.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  In August 2002, Hazel and Lamar Jenkins were substituted for Chester and Marie Jenkins as plaintiffs.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  The parties are now pursuing discovery.  In September 2003, FPL Group Capital and FPL Investments moved for summary judgment as to all claims asserted against them.  Additionally, in October 2003, FPL Group moved for summary judgment as to all claims asserted against it.  These motions have been granted and FPL Group, FPL Group Capital and FPL Investments have been dismissed from this lawsuit.  The court is currently scheduled to hear argument on whether this case will proceed as a class action sometime in late June 2004.

In August 2001, FMPA filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.  FMPA also has requested that FERC decide the crediting issue again in a separate FERC proceeding. That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case are settled except for three issues reserved by FMPA, one of which is the crediting issue.  FPL previously estimated the exposure for the crediting issue at $65 million.  With the passage of time, the exposure has grown to $71 million as of December 31, 2003.  However, in December 2003, FERC issued a ruling on the three reserved issues.  With respect to the crediting issue, FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the second issue, FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities.  With respect to the third reserved issue, FERC affirmed its previous ruling against FMPA.  In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability."  On January 30, 2004, FPL filed an answer to FMPA's request for rehearing, asking that the request be denied.  Unless FERC accepts and responds favorably to FMPA's rehearing request, FPL's exposure will be limited to refunds arising from the exclusion of FPL facilities that fail to meet the integration test from its rate schedule.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  FPL moved to dismiss the complaint.  In September 2003, the court entered an order denying FPL's motion to dismiss. Following FPL's motion for reconsideration in the Blake and Lowe lawsuit, discussed below, the court entered a similar order vacating its order denying the motion to dismiss the count for strict liability, and upon reconsideration granted FPL's motion to dismiss the count for strict liability.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  FPL moved to dismiss the complaint.  In September 2003, the court entered an order denying FPL's motion to dismiss.  FPL moved for reconsideration of the court's order as to the count for strict liability.  The court then entered an order vacating the order denying the motion to dismiss as to the count for strict liability, and upon reconsideration granted FPL's motion to dismiss the count for strict liability.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning.  An amended complaint was filed in May 2003.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified.  FPL has moved to dismiss the complaint.  In July 2003, the Bradstreets brought an identical action in the same court on behalf of themselves and their daughter, Elizabeth Bradstreet.  FPL has moved to dismiss the complaint.

In June 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Bradstreet lawsuits described above.  FPL has moved to dismiss the complaint.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Bradstreet and Wooldridge lawsuits described above.  The plaintiffs have moved to remand the action back to the state court.  The motion has been briefed by both parties and is pending in the U.S. District Court, which has stayed all discovery in the action.  FPL will be moving to dismiss the case once the remand motion is decided.

In December 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Bradstreet, Wooldridge and Roig lawsuits.  FPL anticipates removing the action to the U.S. District Court for the Middle District of Florida, and will be moving to dismiss the case.

In January 2004, the Center For Biological Diversity, Inc. (Center) filed a lawsuit against FPL Group, FPL Energy and its subsidiaries ESI Bay Area GP, Inc., Green Ridge Power LLC and Altamont Power, LLC, as well as other defendants, in the U.S. District Court for the Northern District of California.  The complaint alleges violations of certain sections of the California Business and Professions Code, unjust enrichment and certain violations of the Lanham Act.  The complaint alleges that numerous birds have died as the result of collisions with wind turbines owned and operated by subsidiaries of FPL Energy in the Altamont area.  The complaint requests injunctive relief, restitution, penalties, forfeiture of the wind turbines, disgorgement of profits and attorneys' fees.  As of February 26, 2004, none of the FPL Group-related entities named in the lawsuit have been served with this complaint.

On February 13, 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes an unfair and/or deceptive practice in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of an implied contract, and in breach of a duty of good faith and fair dealing.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL had determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds. On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  Discovery is proceeding and no hearing date has been set.

In the event that FPL Group and FPL do not prevail in these lawsuits, there may be a material adverse effect on their financial statements.  However, FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits.  Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In January 2002, Roy Oorbeek and Richard Berman filed suit in the U.S. District Court for the Southern District of Florida against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher.  In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit in the U.S. District Court for the Southern District of Florida against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle.  In February 2003, Donald E. and Judith B. Phillips, represented by the same attorneys who represent Klein, filed suit in the same court against the same defendants as the Klein lawsuit (plus Lawrence J. Kelleher).  All three suits have been consolidated.  In February 2004, by stipulation of the parties, FPL Group was removed as a defendant.

The lawsuits, taken together, allege that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes.  They also allege that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste and a breach of fiduciary duties by those individual defendants.  The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorneys' fees.

A special committee of non-management directors of FPL Group conducted an investigation of the claims made in the Oorbeek and Klein lawsuits and reported thereon to FPL Group's board of directors.  The report concluded that pursuit of the claims is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits. After reviewing the special committee's report, FPL Group's board of directors (with only non-management directors participating) concluded likewise and filed with the court a statement of position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss the lawsuits, which motion was filed in October 2002.  Messrs. Zarb, Camaren and Thaman joined the board in August 2002, October 2002 and July 2003, respectively, and did not participate in the proceedings relating to the statement of position or the filing of the motion to dismiss.  On January 20, 2004, the court issued an order denying FPL Group's motion to dismiss the lawsuits.

FPL Group's above-referenced statement of position reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of FPL Group's LTIP pursuant to which the payments to eight current and former senior officers were calculated.  A change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.  FPL Group and the eight senior officers have entered into a binding arbitration agreement in order to resolve the issue.

In May 2003, the plaintiff's attorneys in the Klein lawsuit sent a new letter to FPL Group's board of directors (the May 2003 Letter) demanding, among other things, that the board take action (i) to recover from the persons who approved such payments and/or otherwise breached their fiduciary duties, all of the above-described $92 million of LTIP payments made to officers and employees of FPL Group, allegedly on the grounds that the payments constituted a breach of fiduciary duty, bad faith, corporate waste and other unspecified wrongs, (ii) to investigate whether the proposed merger with Entergy was a plan by FPL Group's officers and directors to enrich themselves at the expense of the company, (iii) to seek the return of certain LTIP awards made in replacement of accelerated LTIP awards, (iv) to take immediate actions to secure the return of up to approximately $9 million in LTIP payments which is subject to an interpretation question under the LTIP, (v) to investigate and seek the return of stock options and restricted stock paid to Mr. Broadhead in January 2002 in connection with a consulting agreement and his retirement from FPL Group in December 2001, and (vi) to investigate whether punitive damages may be sought.  In July 2003, FPL Group's board of directors appointed a special committee, composed of James L. Camaren and Michael H. Thaman, to investigate the matters raised in the May 2003 Letter and to make a determination as to how FPL Group should respond to the matters raised therein.  In August 2003, the plaintiff's attorney in the Klein lawsuit sent a letter to FPL Group's board of directors purporting to "withdraw" the May 2003 Letter.

In addition to those legal proceedings discussed herein, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  In addition, generating plants in which FPL Group or FPL have an ownership interest are involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder Matters

Common Stock Data.  All of FPL's common stock is owned by FPL Group.  FPL Group's common stock is traded on the New York Stock Exchange.  The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

	2003		2002

Quarter	High	Low	High	Low

First	$63.77	$53.55	$60.10	$51.13
Second	$68.08	$57.74	$65.31	$56.30
Third	$67.66	$60.01	$60.08	$45.00
Fourth	$65.98	$62.65	$61.40	$48.35

Approximate Number of Stockholders.  As of the close of business on January 30, 2004, there were 35,076 holders of record of FPL Group's common stock.

Dividends.  Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:

Quarter	2003	2002

First	$0.60	$0.58
Second	$0.60	$0.58
Third	$0.60	$0.58
Fourth	$0.60	$0.58

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors.  The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant.  The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL.  In February 2004, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.60 to $0.62 per share.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Liquidity and Capital Resources for a description of the dividend restrictions and Note 13 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.
Item 6. Selected Financial Data
	Years Ended December 31,

	2003		2002		2001		2000		1999

SELECTED DATA OF FPL GROUP
(millions, except per share amounts):
Operating revenues	$9,630		$8,173		$8,217		$6,920		$6,438
Income before cumulative effect of changes in accounting principles	$893	(a)	$695	(b)	$781	(c)	$704	(d)	$697	(e)
Cumulative effect of adopting FAS 142, net of income taxes of $143	$-		$(222)		$-		$-		$-
Cumulative effect of adopting FIN 46, net of income taxes of $2	$(3)		$-		$-		$-		$-
Net income	$890	(f)	$473	(g)	$781	(c)	$704	(d)	$697	(e)
Earnings per share of common stock:
Earnings per share before cumulative effect of changes in
accounting principles	$5.03	(a)	$4.02	(b)	$4.63	(c)	$4.14	(d)	$4.07	(e)
Cumulative effect of changes in accounting principles	$(0.02)		$(1.28)		$-		$-		$-
Earnings per share	$5.01	(f)	$2.74	(g)	$4.63	(c)	$4.14	(d)	$4.07	(e)
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of changes in
accounting principles	$5.02	(a)	$4.01	(c)	$4.62	(c)	$4.14	(d)	$4.07	(e)
Cumulative effect of changes in accounting principles	$(0.02)		$(1.28)		$-		$-		$-
Earnings per share	$5.00	(f)	$2.73	(g)	$4.62	(c)	$4.14	(d)	$4.07	(e)
Dividends paid per share of common stock	$2.40		$2.32		$2.24		$2.16		$2.08
Total assets (h)(i)	$26,935		$23,185		$20,713		$18,355		$16,220
Long-term debt, excluding current maturities (h)	$8,723		$5,790		$4,858		$3,976		$3,478
Obligations of FPL under capital lease, excluding current maturities (h)	$-		$140		$133		$127		$157

SELECTED DATA OF FPL (millions):
Operating revenues	$8,293		$7,378		$7,477		$6,361		$6,057
Net income available to FPL Group	$733		$717		$679	(d)	$607	(d)	$576	(e)
Total assets (h)	$17,817		$16,032		$15,174		$15,075		$13,387
Long-term debt, excluding current maturities (h)	$3,074		$2,364		$2,579		$2,577		$2,079
Energy sales (kwh)	103,202		98,605		93,488		91,969		88,067
Energy sales:
Residential	51.8%		51.6%		50.9%		50.4%		50.2%
Commercial	40.1		40.6		40.6		40.2		40.3
Industrial	3.9		4.1		4.4		4.1		4.5
Interchange power sales	2.3		1.8		2.2		3.1		3.0
Other (j)	1.9		1.9		1.9		2.2		2.0

Total	100.0%		100.0%		100.0%		100.0%		100.0%

Approximate 60-minute peak load (mw): (k)
Summer season	19,668		19,219		18,754		17,808		17,615
Winter season	14,723		20,190		17,585		18,219		17,057
Average number of customer accounts (thousands):
Residential	3,653		3,566		3,491		3,414		3,332
Commercial	445		435		427		415		405
Industrial	17		16		15		16		16
Other	2		3		2		3		3

Total	4,117		4,020		3,935		3,848		3,756

Average price per kwh (cents) (l)	7.95		7.32		8.05		6.86		6.87
_____________________
(a)	Includes net unrealized mark-to-market gains associated with non-qualifying hedges.
(b)

Includes impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-qualifying hedges.

(c)	Includes merger-related expenses and net unrealized mark-to-market gains associated with non-qualifying hedges.
(d)	Includes merger-related expenses.
(e)	Includes effects of gains on divestiture of cable investments, impairment loss and litigation settlement.
(f)	Includes the cumulative effect of an accounting change and net unrealized mark-to-market gains associated with non-qualifying hedges.
(g)

Includes the cumulative effect of an accounting change, impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-qualifying hedges.

(h)	Reflects the adoption of FIN 46 in July 2003. See Note 10.
(i)	Reflects the adoption of FAS 142 in January 2002. See Note 5.
(j)	Includes the net change in unbilled sales.
(k)	Winter season includes November and December of the current year and January to March of the following year.
(l)	Excludes interchange power sales, net change in unbilled revenues, deferrals/recoveries under cost recovery clauses and a provision, if any, for retail rate refund.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Results of Operations

Overview - FPL Group's net income for the years ended December 31, 2003, 2002 and 2001 was $890 million, $473 million and $781 million, respectively.  See Note 18 for segment information.  FPL obtains its operating revenues primarily from the retail sale of electricity and, in 2003, accounted for more than 80% of FPL Group's net income.  FPL Energy derives the majority of its operating revenues through wholesale electricity sales and provided continued growth to FPL Group primarily due to the expansion of its diverse portfolio, industry leading position in wind generation and moderate risk approach.  FPL Group's net income for the year ended December 31, 2003 benefited from improved results at both FPL and FPL Energy.  FPL's results primarily improved as a result of strong revenue growth from retail base operations.  FPL Energy's results improved due to over 3,900 mw of new generation capacity being added in 2003 and the absence of certain write-offs recorded in 2002.  FPL Group's effective tax rate for the years ended December 31, 2003 and 2002 reflects production tax credits for wind projects at FPL Energy.  The effective tax rate for the year ended December 31, 2002 was further reduced by the gain from an income tax settlement referenced below.  Net income reflects the following items which increased (decreased) reported results:
	Years Ended December 31,

	2003	2002	2001

	(millions)
FPL:
Merger-related costs	$-	$-	$(16)
FPL Energy:
Cumulative effect of changes in accounting principles	$(3)	$(222)	$-
Restructuring and other charges	$-	$(73)	$-
Unrealized gains from non-qualifying hedges	$22	$1	$8
Corporate and Other:
Impairment, restructuring and other charges	$-	$(94)	$-
Gain from income tax settlement	$-	$30	$-
Merger-related costs	$-	$-	$(3)

FPL Group's management uses earnings excluding these items (adjusted earnings) internally for financial planning, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plan.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

Beginning in 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories.  Prior year amounts were reclassified into these categories.  The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The unrealized mark-to-market gains (losses) from trading and managed hedge activities were $(1) million, $8 million and $0 for the years ended December 31, 2003, 2002 and 2001, respectively, and are reported net in operating revenues.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivatives and Hedging Activities," as amended, and do not qualify for the normal purchases and sales exception) and the ineffective portion of transactions accounted for as cash flow hedges.  The unrealized gains from non-qualifying hedges were $37 million, $1 million and $12 million for the years ended December 31, 2003, 2002 and 2001, respectively, and are reported in the same line item as the related realized amounts in FPL Group's consolidated statements of income.  These transactions have been entered into to reduce FPL Group's aggregate risk.  Any position that is moved between non-qualifying hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.  For additional information regarding derivative instruments, see Critical Accounting Policies and Estimates - Accounting for Derivatives and Hedging Activities and Note 3.

In May 2003, FPL Group announced it would begin using the fair value based method of accounting for stock-based compensation beginning in 2004.  Based on the stock options outstanding at December 31, 2003, the implementation of the fair value based method is expected to reduce FPL Group's net income by approximately $4 million in 2004.  See Note 1 - Stock-Based Compensation.

FPL - FPL's net income available to FPL Group for 2003, 2002 and 2001 was $733 million, $717 million and $679 million, respectively.  During 2003, FPL's net income benefited from higher revenues from retail base operations.  However, higher O&M expenses, depreciation expense and property taxes partially offset these higher revenues.  FPL's 2003 net income also reflects a loss related to the redemption of preferred stock, which was substantially offset by tax benefits related to the favorable settlement of tax audit issues with the IRS.  During 2002, higher revenues from retail base operations and lower depreciation and interest charges were partially offset by higher O&M expenses.  Also in 2001, FPL recorded merger-related expenses totaling $26 million ($16 million after tax).  For additional information regarding merger-related expenses, see Note 7.

In March 2002, the FPSC approved a new rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005.  The 2002-2005 rate agreement replaced a rate agreement that was effective April 15, 1999 through April 14, 2002.  Both agreements include a revenue sharing mechanism for each of the twelve-month periods covered by the agreements, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The 1999-2002 rate agreement allowed FPL at its discretion to recover, as special depreciation, up to $100 million in each year of the three-year agreement period.  The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets based on future depreciation studies.  See Note 1 - Revenues and Rates and Electric Plant, Depreciation and Amortization.  During the term of the agreement, FPL's ROE was from time to time outside the 10%-12% authorized range.  However, the revenue sharing mechanism described above was specified as the appropriate and exclusive mechanism to address that circumstance.  The agreement included provisions which limited depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limited amounts recoverable under the environmental clause during the term of that agreement.

The 2002-2005 rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%.  The revenue sharing thresholds specified in the 2002-2005 rate agreement are as follows:
	Years Ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a) Refund was limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the 2002-2005 rate agreement, FPL will not have an authorized regulatory ROE range for the purpose of addressing earnings levels.  However, FPL will continue to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the 2002-2005 rate agreement, FPL may petition the FPSC to amend its base rates. The 2002-2005 rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates.  See Note 1 - Revenues and Rates.  In addition, depreciation rates will not be changed during the term of the agreement; however, FPL will reduce its recorded depreciation expense by $125 million annually. During 2002, FPL reclassified certain amounts that were previously classified within accumulated depreciation to a regulatory liability.  The reclassifications were made as a result of the terms of the 2002-2005 rate agreement, as well as other FPSC actions with regard to accumulated nuclear amortization.  The amounts reclassified included $170 million of special depreciation and $99 million of nuclear amortization.  During 2003 and 2002, FPL credited depreciation expense for $125 million as permitted under the rate agreement.  The $125 million annual credit to depreciation went first to offset the $170 million of special depreciation and the remainder to accumulated depreciation.  The $99 million of nuclear amortization is being credited to depreciation expense ratably over the remaining life of the plants, based on the term of the existing operating licenses of the plants, at a rate of $7 million per year.  The regulatory liability balances at December 31, 2003 and 2002 are included in other liabilities on FPL Group's and FPL's consolidated balance sheets.  See Note 1 - Regulation and Electric Plant, Depreciation and Amortization.

In April 2002, the South Florida Hospital and Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida appealing the FPSC's approval of the 2002-2005 rate agreement. The appellants contend that the FPSC rushed to judgment and approved the settlement without the benefit of any evidentiary record to support its actions, and requested that the Supreme Court remand the case to the FPSC for additional proceedings. In November 2003, the Florida Supreme Court heard oral arguments in the appeal.  There is no specified time by which the Supreme Court of Florida must rule.  FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.
FPL's operating revenues consisted of the following:
	Years Ended December 31,

	2003	2002	2001

	(millions)

Retail base operations	$3,680	$3,603	$3,616
Revenue refund provision	(3)	(34)	(110)
Cost recovery clauses and other pass-through costs	4,558	3,793	3,955
Other	58	16	16

Total	$8,293	$7,378	$7,477

For the year ended December 31, 2003, the increase in retail base revenues was primarily due to an increase in customer accounts and an increase in usage per retail customer.  The increase in 2003 was partially offset by the effect of the 7% base reduction in retail rates, or $62 million, pursuant to the 2002-2005 rate agreement that was effective in mid-April 2002.  A 2.4% increase in the number of retail customer accounts increased revenues by $85 million, while the balance of the increase, or $54 million, was primarily due to a 1.7% increase in usage per retail customer.  Based upon econometric models, management estimates about half of the growth in usage for the year was associated with higher per capita income and the remainder is due to weather related usage and price elasticity associated with lower rates.

The increase in retail base revenues in 2002 (net of the revenue refund provision discussed above) was due to a 2.1% increase in retail customer accounts which contributed $78 million to revenues while the balance of the increase, or $112 million, was primarily due to a 3.5% increase in electricity usage per retail customer.  The 7% rate reduction caused a $203 million reduction in retail base revenues.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  Ordinarily, the fuel charge is set annually based on estimated fuel costs and estimated customer usage, plus or minus a true-up for prior period estimates.  During 2003, the FPSC approved fuel adjustment increases of $347 million effective April 1, 2003 and $214 million effective July 31, 2003 both of which were recovered in 2003.  These increases were due to higher than projected oil and natural gas prices.  During 2002, the FPSC approved a risk management fuel procurement program which became effective January 1, 2003.  The program is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs. The increase in revenues from cost recovery clauses and other pass-through costs for the year ended December 31, 2003, was primarily due to higher fuel costs.  Higher than projected fuel costs resulted in an underrecovery, which increased deferred clause expenses on FPL Group's and FPL's consolidated balance sheets and negatively affected FPL Group's and FPL's cash flows from operations for the twelve months ended December 31, 2003.  During 2002, clause revenues (primarily fuel-related) declined due to lower fuel costs.  FPL's annual fuel filing for 2001, as approved by the FPSC, included approximately $518 million of under-recovered fuel costs from 2000, of which one-half ($259 million) was recovered in 2001 and the balance was recovered in 2002.  FPL agreed to this two-year recovery, rather than the typical one-year time frame, to ease the impact on customers' bills. FPL also agreed that, instead of receiving a return at the commercial paper rate through the fuel clause, the under-recovery would be included as a rate base regulatory asset over the two-year recovery period.  See Note 1 - Regulation.

FPL's O&M expenses increased $25 million in 2003 primarily due to a $29 million increase in nuclear maintenance expenses associated with more comprehensive inspections of the reactor vessel heads at FPL's nuclear facilities as ordered by the NRC, as well as increased outage and plant maintenance costs.  In 2003, the NRC issued an order, subsequent to a previously issued NRC bulletin, requiring all pressurized water reactor licensees, including FPL, to perform visual and volumetric inspections of reactor vessel heads at each unit's scheduled refueling outage to identify if degradation such as cracking or corrosion has occurred.  During the scheduled refueling outages for St. Lucie Unit No. 1 in October 2002, Turkey Point Unit No. 3 in March 2003 and Turkey Point Unit No. 4 in October 2003, FPL performed visual and volumetric inspections and found no degradation associated with the reactor vessel heads.  In late April and early May 2003, while volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 were being performed during a scheduled refueling outage, two CRDM nozzles were found with one small crack in each.  Both cracks were less than 50% through the thickness of the CRDM nozzle.  No leakage was observed and both cracks were repaired during the outage.  Also during the St. Lucie Unit No. 2 scheduled refueling outage, the steam generators were inspected and more tubes had to be plugged than anticipated.  The inspection results were evaluated and revised tube plugging projections developed.  Management intends to replace the steam generators at St. Lucie Unit No. 2 in 2007 and will delay the reactor vessel head replacement for St. Lucie Unit No. 2 until 2007 to coincide with the steam generator replacement.  FPL anticipates replacing the reactor vessel heads at Turkey Point Units Nos. 3 and 4 during their next scheduled refueling outage and at St. Lucie Unit No. 1 during a scheduled refueling outage in the fall of 2005.  Reactor vessel head replacements for these three units are expected to add approximately 35 days to the number of days a unit is removed from service during a typical scheduled refueling outage.  The cost for the reactor vessel heads and steam generators is estimated to be $525 million and is included in FPL's estimated capital expenditures.  See Note 17 - Commitments.  The cost of performing inspections and any necessary repairs until the reactor vessel heads are replaced is being recognized as expense on a levelized basis over a five-year period beginning in 2002, as authorized by the FPSC, and amounted to $13 million in each of 2003 and 2002.

In 2003, the NRC issued a bulletin recommending that utilities with bottom mounted instrumentation penetrations perform visual inspections.  Visual inspections of the bottom mounted instrumentation penetrations were performed in 2003 during Turkey Point Unit No. 4's scheduled refueling outage, and no evidence of leakage from these penetrations was noted.  A visual inspection of Turkey Point Unit No. 3's bottom mounted instrumentation penetrations will be performed at its next scheduled refueling outage in the fall of 2004.  St. Lucie Units Nos. 1 and 2 do not have bottom mounted instrumentation penetrations.

In addition to the increase in nuclear O&M expenses in 2003, employee benefit costs, primarily medical-related, increased $17 million and property and liability insurance costs increased $17 million due to higher insurance premiums combined with lower refunds under nuclear insurance policies.  These cost pressures are expected to continue in 2004.  The 2003 cost increases were partially offset by the absence of the storm fund accrual of $35 million (discussed below) recorded in 2002, as well as productivity improvements in other areas. FPL's O&M expenses increased $143 million in 2002. Approximately $42 million was attributable to higher nuclear costs associated with more comprehensive inspections of the reactor vessel heads at FPL's nuclear facilities.  In addition to the increase in nuclear O&M expenses in 2002, employee benefit costs increased $15 million and property insurance costs increased $9 million.  Also in December 2002, the FPSC approved a one-time $35 million addition to the storm fund reserve.  The balance of the increase in 2002 O&M expenses primarily related to costs associated with work force reductions, overhaul of fossil plants and system reliability efforts.

Depreciation and amortization expense increased from $831 million in 2002 to $898 million in 2003 primarily due to FPL's investment in generation and distribution expansion to support customer growth and demand which included the completion of the Fort Myers and Sanford repowering projects.  The decrease in depreciation expense during 2002 reflects the $125 million credit to depreciation expense authorized under the 2002-2005 rate agreement. This credit was partially offset by higher depreciation expense associated with the amortization of a regulatory asset recorded as a result of a litigation settlement. The amortization approximates $44 million annually and is being recovered over a 5-year period, beginning in January 2002, through the fuel and capacity clauses.

The Turkey Point Units Nos. 3 and 4 received operating license extensions in 2002, which give FPL the option to operate these units until 2032 and 2033, respectively.  The NRC extended the operating licenses for St. Lucie Units Nos. 1 and 2 during 2003, which give FPL the option to operate these units until 2036 and 2043, respectively.  The original license expiration dates for Turkey Point Units Nos. 3 and 4 and for St. Lucie Units Nos. 1 and 2 are 2012, 2013, 2016 and 2023, respectively.  FPL has not yet decided to exercise the option to operate past the original license expiration dates, although FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option.  The decision will be made for Turkey Point Units Nos. 3 and 4 by 2007 and for St. Lucie Units Nos. 1 and 2 by 2011.  Any adjustment to depreciation and decommissioning rates would require FPSC approval.

Interest charges for 2003 increased primarily due to higher average debt balances used to fund increased investment in generation, transmission and distribution expansion and under-recovery of fuel costs.  This increase was partially offset by a decline in average interest rates of approximately 80 basis points in 2003 as compared to 2002.  In 2002, the decrease in interest charges was primarily due to lower average interest rates, as well as lower average debt balances as a result of the recovery of previously under-recovered fuel costs.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  In 2003, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers.  Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets.  It is generally believed transmission and distribution activities would remain regulated.  Recently, these state restructuring efforts have diminished, and several states have delayed the implementation or reversed previously approved restructuring legislation and rules. Management believes it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the needed generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement.  In 2003, FPL issued an RFP for additional power resources of approximately 1,100 mw beginning in June 2007.  In January 2004, after evaluating alternative proposals, FPL concluded that its plan to build a new natural gas-fired plant at its Turkey Point site was the best and most cost-effective option to provide the 1,100 mw.  In March 2004, FPL plans to file a petition for approval of this alternative with the FPSC.  A decision is expected by mid-2004.  This alternative will also be subject to approval by a Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.  In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area.  In March 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida.  In December 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal.  In March 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida from a for-profit transmission company to a non-profit ISO.  Under the proposal, FPL would continue to own its transmission lines and the ISO would manage them. In September 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity clause.  In October 2002, the Public Counsel filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order.  In June 2003, the Florida Supreme Court dismissed the Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice concluding that the appeal was premature because the FPSC proceedings had not yet been completed and not all aspects of the FPSC's order on appeal were considered final agency action.  The FPSC has restored the GridFlorida docket to active status and in December 2003 issued a procedural order establishing a series of workshops through 2004 to address GridFlorida issues.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States.  The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida for the operation of those facilities.  The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights.  Legislators and regulators from the southeast and western states have expressed strong reservations about the FERC's proposal.  In April 2003, the FERC issued a White Paper responding to comments on its proposed rule.  The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant RTO/ISO features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets.  While a moratorium on further action by the FERC was included in the proposed Energy Policy Act, the status of that legislation is uncertain. FPL is evaluating the proposed FERC rule and is currently unable to determine its effects, if any, on FPL's operations.

In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Note 1 - Regulation.

In addition, FPL is constructing approximately 1,900 mw of natural gas combined cycle generation at its Martin and Manatee sites with a planned in-service date of June 2005.  In January 2003, CPV Gulfcoast, Ltd. filed a notice of appeal with the Supreme Court of Florida challenging the FPSC's 2002 approval of the Martin and Manatee expansion and in April 2003, filed its initial brief.  In May 2003, FPL filed its answer brief, which included a request for dismissal.  The Supreme Court of Florida will not hold oral arguments.  There is no specified time by which the Supreme Court of Florida must rule.

FPL Energy - FPL Energy's net income (loss) for 2003, 2002 and 2001 was $194 million, $(169) million and $113 million, respectively.  FPL Energy's net income has become a greater portion of FPL Group's consolidated net income increasing from 1% in 1997 to 22% in 2003.  Net income reflects the following items which increased (decreased) reported results:
	Years Ended December 31,

	2003	2002	2001

	(millions)

Cumulative effect of changes in accounting principles	$(3)	$(222)	$-
Restructuring and other charges	$-	$(73)	$-
Unrealized gains from non-qualifying hedges	$22	$1	$8

Net income for 2003 included a charge of $3 million after tax due to a change in accounting principle (see Note 10) and a net unrealized gain of $22 million after tax associated with the mark-to-market effect of non-qualifying hedges. The net loss for 2002 was the result of FPL Energy recording impairment and other charges totaling $485 million ($295 million after tax).  The impairment and other charges consisted of a goodwill impairment charge of $365 million ($222 million after tax) representing the cumulative effect of adopting FAS 142, "Goodwill and Other Intangible Assets," and restructuring and other charges totaling $120 million ($73 million after tax) due to the unfavorable market conditions in the wholesale energy market.  For further discussion of FAS 142, see Note 5, and for the restructuring and other charges, see below.  In addition, during 2002, FPL Energy recorded less than $1 million of after-tax net unrealized mark-to-market gains from non-qualifying hedges compared to gains of $8 million during 2001.  For further discussion of derivative instruments, see Note 3.

In 2002, as a result of depressed economic conditions coupled with an oversupply of energy generating facilities in certain markets, projected profit margins for certain natural gas projects had declined and were not sufficient to cover the cost of capital. Therefore, FPL Energy made a strategic decision during 2002 to substantially exit the fossil-fueled greenfield merchant power plant development business for the foreseeable future and, as a result, recorded restructuring and impairment charges in FPL Group's consolidated statements of income totaling $103 million ($63 million after tax). See Note 6 - FPL Energy.

Also in 2002, FPL Energy recorded a charge of approximately $17 million ($10 million after tax) against its investment in two wind projects due to regulatory issues associated with another investor in the projects.  The resulting expense is included in equity in earnings of equity method investees in FPL Group's consolidated statements of income.  After resolving the regulatory issues, in December 2003, FPL Energy purchased the remaining interests in these wind projects and began consolidating their operations.

FPL Energy's 2003 net income benefited from the full year effect of 2,235 mw of generation added in 2002, the majority of which was added in the fourth quarter of 2002, as well as 3,904 mw added in 2003.  The 2002 additions include the purchase of an 88.23% interest in Seabrook as well as wind and natural gas-fired assets.  During 2003, FPL Energy added 975 mw of wind generation and 2,929 mw of natural gas-fired assets.  In aggregate, 2002 and 2003 project additions contributed $82 million to 2003 net income.  FPL Energy's operating revenues and operating expenses for the year ended 2003 increased $561 million and $352 million, respectively, primarily driven by project additions.  In addition, restructuring and impairment charges discussed above added $103 million to operating expenses in 2002.  Operating revenues net of operating expenses, primarily fuel, were essentially flat in the balance of the portfolio.  Both the ERCOT and NEPOOL regions experienced higher energy prices offset by lower generation and higher fuel costs.  Construction is underway on another gas-fired power plant that will add 744 mw of generation in PJM in the last half of 2004.  FPL Energy expects its future portfolio growth to come from a mix of asset acquisitions and wind development, assuming pending legislation reestablishing the production tax credits for new wind facilities is enacted.

Earnings from investments in partnerships and joint ventures for the twelve months ended December 31, 2003, presented as equity in earnings of equity method investees, increased $13 million from the prior year reflecting an increase in unrealized gains associated with the mark-to-market effect of non-qualifying hedges and a $17 million charge against its investment in two wind projects recorded in 2002 (discussed above).  In addition, equity in earnings of equity method investees reflects lower gains from contract restructurings and lower earnings from a project in California, as well as lower project earnings due to higher fuel prices in the ERCOT and NEPOOL regions.

FPL Energy's net income for the year ended 2003 also reflected higher interest expense of approximately $38 million associated with increasing average debt balances due to growth in the business partially offset by a decline in average interest rates of approximately 30 basis points compared with same period in 2002.  FPL Energy's net income in 2002 also included the positive effects of a $10 million insurance settlement.

In 2003, the NRC issued an order, subsequent to a previously issued NRC bulletin, requiring all pressurized water reactor licensees, including Seabrook, to perform visual and volumetric inspections of reactor vessel heads to identify if degradation such as cracking or corrosion has occurred.  Seabrook will be required to perform 100% visual and volumetric inspections in 2006, and subsequently, visual inspections every third outage and volumetric inspections every fourth outage.  In 2003, the NRC issued a bulletin recommending that utilities with bottom mounted instrumentation penetrations perform visual inspections.  In October 2003, visual inspections of the bottom mounted instrumentation penetrations were performed during Seabrook's scheduled refueling outage, and no evidence of leakage from these penetrations was noted. The next refueling outage is scheduled to be performed in April 2005.

FPL Energy's 2002 net income benefited from project additions, primarily wind assets in the central and western regions of the United States, and the purchase of an 88.23% interest in Seabrook in November 2002, as well as a natural gas-fired power plant that began operations during the fourth quarter of 2002.  Project additions totaling more than 1,000 mw in 2001 and more than 2,200 mw in 2002 contributed $41 million to 2002 net income, $22 million coming from the full-year effect of new wind projects that came on line in the second half of 2001 and 324 mw of new wind generation added in 2002, and the balance from earnings from other project additions, including Seabrook.  For additional information concerning the Seabrook acquisition, see Note 9 - FPL Energy.  FPL Energy's operating revenues and operating expenses for 2002 increased $80 million and $220 million, respectively, primarily driven by project additions coupled with the previously discussed restructuring charges that added $103 million to operating expenses in 2002.  Increased revenues from project additions were partially offset by lower revenues from the balance of the consolidated portfolio primarily due to reduced energy prices driven by new entrants in the market, as well as mild weather in the Northeast, including drought conditions which had a negative impact on the performance of the hydro assets.

Earnings from investments in partnerships and joint ventures, presented as equity in earnings of equity method investees, declined $5 million in 2002 reflecting the $17 million charge recorded against investments in two wind projects discussed above and a gain of $23 million on the restructuring of a gas supply contract that was renegotiated to yield lower fuel costs and is expected to improve future cash flows, as well as improve equity in earnings from the project.  In addition, equity in earnings of equity method investees in 2001 included a gain of $34 million resulting from the sale of a partnership interest in a geothermal project.  This gain was almost entirely offset by the write-off of affiliate debt associated with the partnership interest, which was included in other - net.  The remaining increase in 2002 equity in earnings is primarily due to increased contract prices, as the majority of the output of the projects was sold under long-term contracts.

Interest charges increased $12 million during 2002 associated with higher debt balances due to growth in the business, partly offset by lower average interest rates.  Interest income in 2002 declined approximately $14 million and includes, in 2001, interest from a favorable settlement with the IRS.  In addition, the decline in interest income reflects lower interest rates in 2002.

Over the last several years, there has been a general decline in the wholesale energy market, including deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that have limited the number of counterparties with which FPL Energy does business. These market conditions have made it more difficult for FPL Energy to manage the risk associated with fluctuating commodity prices, to optimize the value of its assets and to contract the output of its plants.  Any uncontracted output from the plants has been and will be sold into the market place at prevailing prices when economical.  Given current market conditions, when FPL Energy's existing power sales agreements expire, more of the energy produced may be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Expanded competition in a relaxed regulatory environment presents both opportunities and risks for FPL Energy.  Some of the factors affecting success in these markets are the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.  Opportunities exist for the selective acquisition of generation assets divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Wholesale energy markets have experienced lower demand and lower wholesale electricity prices as a result of weather and economic conditions and the oversupply of generation in certain regions.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.

FPL Energy's 2004 earnings are subject to variability due to, among other things, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the high degree of contract coverage obtained for 2004.  As of December 31, 2003, FPL Energy's capacity under contract for 2004 is as follows:
Asset Class	Available MW (a)	% MW Under Contract

Wind	2,719	99%
Non-wind assets under long-term contract	1,255	98%
Merchants:
Seabrook	1,024	97%
NEPOOL/PJM/NYPP	1,879	34%	(b)
ERCOT	3,009	65%	(b)
Other (WECC/SERC)	1,345	60%	(b)

Total portfolio	11,231	74%

_____________________
(a)	Weighted to reflect in-service dates and planned maintenance.
(b)	Represents on-peak mw under contract.

FPL Energy's results are affected by natural fluctuations in weather.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect the wind portfolio as well as the hydro units in Maine. In managing its exposure to commodity prices, FPL Energy is dependent upon its counterparties to perform under their contractual obligations.  FPL Energy actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  Substantially all of FPL Energy's 2004 contracted revenues are with investment grade counterparties.

Corporate and Other - Corporate and Other's net loss for 2003, 2002 and 2001 was $37 million, $75 million and $11 million, respectively.  Net loss reflects the following items which increased (decreased) reported results:
	Years Ended December 31,

	2003	2002	2001

	(millions)

Impairment, restructuring and other charges	$-	$(94)	$-
Gain from income tax settlement	$-	$30	$-
Merger-related costs	$-	$-	$(3)

Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses, such as interest income and interest expense.  Results from Corporate and Other for 2003 primarily reflect higher interest charges and the absence of restructuring and impairment charges recorded in 2002.  For the year ended December 31, 2002, losses at Corporate and Other reflect impairment and other charges totaling $94 million after tax as a result of declines in the telecommunications market (see Note 6 - Corporate and Other) and reserves against certain leveraged lease investments (see Note 17 - Other Contingencies).  These charges were partially offset by a $30 million gain in the first quarter of 2002 from the resolution of an income tax matter.  The impairment and other charges were recorded as a result of declines in the telecommunications market.  FPL FiberNet completed valuation studies to assess the recoverability of its assets and as a result, in 2002, recorded charges of approximately $104 million ($64 million after tax).  Of this amount, $85 million ($52 million after tax) represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis.  Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges of $19 million ($12 million after tax) were recognized related to the write-off of development costs and inventory.  These charges are included in restructuring and impairment charges in FPL Group's consolidated statements of income.

Although the demand for telecommunication capacity continues to grow, many telecommunication companies have filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) as market conditions deteriorated.  This has caused customer credit to become a primary focus for the industry as credit downgrades have increased.  Most of FPL FiberNet's customers are required to pay in advance and past due amounts are closely monitored and actively pursued. Several of FPL FiberNet's customers have filed for bankruptcy protection under Chapter 11 and reserves for any prepetition receivables due to FPL FiberNet have been established.  As a result of this deterioration and general economic conditions, FPL FiberNet has experienced a slowdown in its longhaul (intercity transport) business.  FPL FiberNet's metropolitan network continues to benefit from an expanding customer base and increasing use of FPL FiberNet's network by its existing customers.  FPL FiberNet's capital expenditure forecast for 2004-2008 is approximately $50 million.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI).  In July 2002, MCI filed for bankruptcy protection under Chapter 11.  Due to the uncertainty of collectibility associated with these leveraged leases, FPL Group recorded reserves totaling approximately $48 million ($30 million after tax) in the third quarter of 2002.  At December 31, 2003, investments in leveraged leases with MCI totaled approximately $15 million and related deferred tax liabilities totaled approximately $11 million.  An agreement has been reached with MCI that will consolidate and amend the leases upon the effective date of MCI's reorganization plan.  On September 2, 2003, MCI was authorized by the bankruptcy court to assume the consolidated and amended lease, cure any prepetition arrearages and take all further action necessary or appropriate to effectuate the amended lease upon the effective date of MCI's reorganization plan.  The amended lease would be classified as an operating lease and is not expected to have a significant effect on FPL Group's financial statements.  In October 2003, the bankruptcy court approved MCI's reorganization plan which is expected to become effective in early 2004.

In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia).  In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11.  The note receivable plus accrued interest totaled approximately $127 million at December 31, 2003 and are included in other investments on FPL Group's consolidated balance sheets.  The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers.  Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or any subsequent Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K with the SEC, and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position.  Olympus has stated publicly that it expects to restate its financial statements for the years ended December 31, 2000 and 1999, and its interim financial statements for 2001 and possibly other periods.  In addition, current management of Olympus believes that other public information provided by the Rigas family, which controlled Adelphia, was unreliable.  In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of dollars of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family.  In October 2003, Olympus filed certain limited financial information as required by orders of the bankruptcy court.  However, such information was not useful to FPL Group in its evaluation of the collectibility of the note receivable.  In January 2004, the FPL Group subsidiary filed its proof of claims with the bankruptcy court.

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

On February 25, 2004, Adelphia and certain of its affiliates and subsidiaries, including Olympus, filed a disclosure statement (Disclosure Statement) and plan of reorganization (Plan).  The Disclosure Statement provides for the "deemed consolidation" of the Adelphia debtors into ten separate groups for purposes of voting, confirmation and distribution under the Plan.  The note receivable has been classified under the Plan by the Adelphia debtors as one of those groups and, under the proposed treatment under the Plan, the note receivable will be satisfied with shares of common stock of a reorganized Adelphia.

FPL Group believes that the Disclosure Statement and the Plan have misclassified the note receivable and anticipates filing appropriate objections.  FPL Group cannot predict whether its objection to the Plan will result in changes to the Plan or whether the Plan will be approved.  As such, the ultimate collectibility of the note receivable cannot be assured.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and preferred stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.  Absent new investment opportunities in 2004, management expects cash to be available to FPL Group in excess of needs that are presently identified.

FPL Group and its subsidiaries, including FPL, have $3.0 billion ($2.0 billion for FPL Group Capital and $1.0 billion for FPL) of bank lines of credit currently available.  Half of these credit facilities expire in October 2004 with a one-year term-out option. The other half of the credit facilities expire in October 2006 and provide for the issuance of letters of credit of up to $500 million for FPL Group Capital and up to $250 million for FPL subject to the aggregate commitment ($1.0 billion for FPL Group Capital and $500 million for FPL) under the applicable facility.  These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a Transmission and Distribution property loss (in the case of FPL), as well as for general corporate purposes.  At December 31, 2003, letters of credit totaling $85 million and $0 were outstanding under the FPL Group Capital and FPL credit facilities, respectively.  In addition, FPL Group Capital and FPL each have a promissory note with a bank under which they may borrow up to $200 million and $500 million, respectively. Borrowings under both promissory notes may be used for general corporate purposes.  As of December 31, 2003, FPL Group Capital had $200 million outstanding under its promissory note and is included in notes payable on FPL Group's consolidated balance sheets.  FPL had no amounts outstanding under its promissory note.  FPL Group (which guarantees payment of FPL Group Capital's credit facilities and promissory note) is required to maintain a minimum ratio of funded debt to capitalization and a minimum interest coverage ratio under the terms of FPL Group Capital's credit facilities.  FPL is required to maintain a minimum ratio of funded debt to capitalization under FPL's credit facilities.  At December 31, 2003, FPL Group and FPL were in compliance with their respective ratios.

During 2003, FPL Group and its subsidiaries obtained debt financing totaling approximately $3.1 billion; approximately $894 million at FPL, $1.1 billion at FPL Group Capital and $1.1 billion at FPL Energy.  During 2003, FPL Group also raised approximately $73 million of equity through its dividend reinvestment plan and employee thrift plans.  The proceeds from FPL's debt were used to repay a portion of short-term borrowings, redeem higher interest rate debt and for other corporate purposes.  In addition, FPL redeemed preferred stock with an aggregate par value of $221 million during 2003.  FPL Group Capital's debt proceeds were used to repay a portion of commercial paper issued to fund investments in independent power projects.  Subsidiaries of FPL Energy that issued debt used the proceeds to either fund, or return to FPL Energy a portion of the indirect investment it made for the development, acquisition and/or construction of independent power projects, as well as to fund operations and debt service.

In addition, effective July 1, 2003, FPL Group and FPL consolidated certain VIEs in accordance with FIN 46.  FPL consolidated $135 million of 2.34% senior secured notes maturing in June 2006.  The notes were issued by a VIE in June 2003 and the proceeds were used by the VIE to refinance its existing debt and for the procurement of nuclear fuel and related general corporate purposes.  In 2003, this consolidated VIE also established a $65 million senior secured revolving credit facility which expires in June 2004 to provide backup support to the VIE's commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the notes and credit facility, which are included in the table of commitments below.  At December 31, 2003, the VIE had no outstanding borrowings under the revolving credit facility and approximately $19 million under the commercial paper program.  In addition, FPL Energy consolidated approximately $360 million variable rate notes payable issued by a VIE in June 2002 and maturing in December 2007.  At December 31, 2003, the balance of the notes payable was approximately $356 million.  The proceeds of the notes were used by the VIE to complete the acquisition, development and construction of a power generation plant.  FPL Group Capital has guaranteed certain obligations under the debt agreement.  This VIE also entered into two identical interest rate swap agreements in 2002 with an aggregate original notional amount of $106 million to fix the interest rate on a portion of this debt at 4.41%.  The interest rate swap agreements expire in December 2007.  Quarterly principal payments on the notes began in March 2003.  For further discussion of VIEs, see Note 10.

FPL Group and its subsidiaries also entered into five interest rate swap agreements during 2003.  The swaps consisted of three variable interest rate swap agreements at FPL Group Capital to protect $475 million of its outstanding fixed rate debentures (with interest rates ranging from 6 7/8% to 7 5/8%) against changes in fair value due to changes in interest rates and two interest rate swap agreements at FPL Energy to fix the interest rates at rates ranging from 3.557% to 4.245% in order to limit cash flow exposure on a total of $294 million of variable rate debt.

In January 2004, FPL sold 200,000 shares of $100 par value 4 1/2% Series V preferred stock to FPL Group and issued $240 million of 5.65% first mortgage bonds maturing in 2035.  Also in January 2004, FPL Group Capital entered into a variable interest rate swap agreement to protect $200 million of its outstanding 1 7/8% fixed rate debentures against changes in fair value due to changes in interest rates.  For further discussion of preferred stock and debt activity, see Notes 14 and 15, respectively.

The following provides various metrics regarding FPL Group and FPL's outstanding debt:
	FPL Group		FPL

	December 31,		December 31,

	2003	2002	2003	2002

Weighted average annual interest rate	4.9%	5.5%	4.5%	5.3%
Weighted average life (years) (a)	7.3	6.0	13.6	10.1
Annual average of floating rate debt to total debt	31%	29%	33%	34%
_____________________
(a)			For comparability purposes, 2002 reflects debt related to VIEs consolidated July 1, 2003.

FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL.  In February 2004, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.60 to $0.62 per share.  In 2003, 2002 and 2001, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.  In addition in 2002, FPL paid special dividends totaling $375 million to FPL Group.  FPL Group made capital contributions in 2003, 2002 and 2001 to FPL of $600 million, $350 million and $400 million, respectively.  FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional unsecured debt, preferred stock and first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under FPL's charter, dividends may be paid on FPL's common stock only after payment or provision for payment of dividends which are then accrued and owing on FPL's preferred stock, and only to the extent that the payment of such common stock dividends would not cause the common stock equity to be less than 25% of total capitalization of FPL or, if the common stock equity would be less than 20% or 25%, as the case may be, of the total capitalization of FPL, then such dividends may not exceed 50% or 75%, respectively, of the net income of FPL for the preceding 12 months available for dividends on the common stock.  Under this test, FPL could have paid dividends in excess of $3 billion at December 31, 2003 after giving effect to the January 2004 issuances of the 200,000 shares of $100 par value 4 1/2% Series V preferred stock and the $240 million 5.65% first mortgage bonds maturing in 2035.  Under the mortgage securing FPL's first mortgage bonds, in some cases, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2003, no retained earnings were restricted by these provisions of the mortgage.

While FPL's preferred stock remains outstanding, FPL's charter limits the amount of its unsecured indebtedness (without the consent of the preferred shareholders), for purposes other than (a) the refunding of outstanding unsecured indebtedness; (b) the reacquisition, redemption or other retirement of any indebtedness issued or assumed by FPL; or (c) the reacquisition, redemption or other retirement of all outstanding shares of FPL's outstanding preferred stock and all outstanding shares of any other class or series of stock ranking on a parity with the outstanding preferred stock.  For other purposes, the allowed aggregate principal amount of unsecured indebtedness is 20% of the aggregate of the total principal amount of all bonds or other securities representing secured indebtedness issued or assumed by FPL and the capital and surplus of FPL.  Under this test after giving effect to the January 2004 issuance of $240 million 5.65% first mortgage bonds maturing in 2035, FPL could have issued in excess of $450 million of additional unsecured debt at December 31, 2003 for purposes other than those described above.

Under FPL's charter, the issuance of additional shares of FPL preferred stock (except junior preferred) is prohibited unless (a) net income available for payment of dividends on all the preferred stock including the shares to be issued for a period of 12 consecutive months within the last 15 months immediately preceding the issuance is at least twice the annual dividend requirements on all the preferred stock including the shares to be issued; and (b) gross income (after depreciation and taxes) for a period of 12 consecutive months within the 15 months immediately prior to such issuance shall have been at least 1.5 times the sum of annual interest charges on all indebtedness and annual dividend requirements on all the preferred stock (including the shares to be issued).  Currently, the gross income test is the more restrictive of the two tests, and under that test, after giving effect to the January 2004 issuances of the 200,000 shares of $100 par value 4 1/2% Series V preferred stock and the $240 million 5.65% first mortgage bonds maturing in 2035, coverage for the 12 months ended December 31, 2003 would have been in excess of 4 times the sum of annual interest charges on all indebtedness and annual dividend requirements on all the preferred stock.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2003, after giving effect to the January 2004 issuance of the $240 million 5.65% first mortgage bonds maturing in 2035, coverage for the 12 months ended December 31, 2003, would have been in excess of 9 times the annual interest requirements and in excess of 5 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2003, after giving effect to the issuance in January 2004 of the $240 million of 5.65% first mortgage bonds maturing in 2035, FPL could have issued in excess of $4.5 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.5 billion based on retired first mortgage bonds.  As of December 31, 2003, no cash was deposited with the mortgage trustee for these purposes.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of debt outstanding.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL Group Capital and FPL, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities.  However, commitment fees and interest rates on loans under the credit facilities agreements are tied to credit ratings and would increase or decrease when ratings are changed.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain power purchase and other agreements.  FPL Group subsidiaries, including FPL, are regularly required to post collateral in excess of collateral threshold amounts when FPL Group's exposure to the counterparty under the applicable trading agreement exceeds such threshold.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch).  At February 26, 2004, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:
FPL Group:	Moody's (a)	S&P (a)	Fitch (a)

Corporate credit rating	N/A	A	A

FPL:
Corporate credit rating	A1	A/A-1	N/A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A/A-1	A+
Preferred stock	A3	BBB+	A
Commercial paper	P-1	A-1	F1

FPL Group Capital:
Corporate credit rating	N/A	A/A-1	N/A
Debentures	A2	A-	A
Commercial paper	P-1	A-1	F1
_____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

The outlook indicated by Moody's for the ratings of FPL is stable, while the outlook for the ratings of FPL Group Capital is negative reflecting uncertainty in the wholesale generation market.  In July 2003, Fitch initiated coverage of FPL Group, FPL and FPL Group Capital and indicated a stable outlook for each company.  In October 2003, S&P affirmed the "A" corporate credit rating for FPL Group and subsidiaries and maintained a negative outlook.
FPL Group's commitments by segment at December 31, 2003 were as follows:

	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Long-term debt:
FPL	$-	$500	$135	$-	$200	$2,258	$3,093
FPL Energy	91	119	116	418	315	705	1,764
Corporate and Other	276	675	1,100	1,075	506	630	4,262
Standby letters of credit:
FPL	11	-	-	-	-	-	11
FPL Energy	291	-	-	-	-	-	291
Corporate and Other	4	-	-	-	-	-	4
Guarantees:
FPL	-	-	-	-	-	-	-
FPL Energy	62	95	-	17	-	220	394
Corporate and Other	-	2	-	-	-	-	2
Other commitments:
FPL (a)	1,645	1,650	1,565	1,540	1,230	-	7,630
FPL Energy (b)	171	69	49	64	47	717	1,117
Corporate and Other (c)	157	46	-	-	-	-	203

Total	$2,708	$3,156	$2,965	$3,114	$2,298	$4,530	$18,771

_____________________
(a)

Represents estimated capital expenditures through 2008 to meet increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities. Excludes capacity payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses.

(b)	Represents firm commitments primarily in connection with natural gas transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.
(c)	See Note 17 - Commitments.

FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  See guarantees in table above.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement (PPA) that expires in 2027.  Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary incurring specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm and property insurance reserve to reduce the financial impact of storm losses.  The balance of the storm fund reserve at December 31, 2003 was approximately $327 million, representing the amount in the storm fund (approximately $200 million) plus related deferred income taxes (approximately $127 million).  The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers.  FPL's bank lines of credit discussed above are also available if needed to provide cash for storm restoration costs.

New Accounting Rules and Interpretations

Accounting for Asset Retirement Obligations - Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations."  See Note 16.

Variable Interest Entities - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which was subsequently revised.  See Note 10.

Derivative Instruments - Effective July 1, 2003, FPL Group and FPL adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  There was no financial statement impact upon adoption of FAS 149.  However, the statement could have a significant future impact on the number of contracts that will be marked to market through earnings.  Effective October 1, 2003, FPL Group and FPL adopted Emerging Issues Task Force Issue No. (EITF) 03-11, which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross or net basis and requires realized gains or losses on derivative contracts that net settle to be reported on a net basis.  In addition, effective October 1, 2003, FPL Group and FPL adopted the SEC staff guidance requiring the realized and unrealized effects of derivative instruments not accounted for as hedges to be reported within the same caption on the statements of income.  See Critical Accounting Policies and Estimates - Accounting for Derivatives and Hedging Activities and Note 3.

Guarantees - Effective January 1, 2003, FPL Group and FPL adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  See Note 17 - Commitments.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity - In May 2003, the FASB issued FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which was effective July 1, 2003. The primary change in accounting for FPL Group resulting from FAS 150 is the accounting treatment of mandatorily redeemable non-controlling interests in subsidiaries with finite lives.  In October 2003, the FASB deferred indefinitely the adoption of the FAS 150 provisions relating to mandatorily redeemable non-controlling interests in subsidiaries with finite lives.  The remaining provisions of FAS 150 did not have a financial statement impact for the year ended December 31, 2003.  In addition, the FASB continues to address other FAS 150 implementation issues, none of which affect FPL Group or FPL currently but may affect them in the future.

Pensions and Other Postretirement Benefits - In December 2003, the FASB issued FAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which expanded disclosures related to FPL Group's pension and postretirement plans.  In January 2004, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  See Note 2.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to exercise judgment and make estimates and assumptions where amounts are not subject to precise measurement or are dependent on future events.

Critical accounting policies and estimates, which are important to the portrayal of both FPL Group's and FPL's financial condition and results of operations and which require complex, subjective judgments are as follows:

Accounting for Derivatives and Hedging Activities - On January 1, 2001, FPL Group and FPL adopted FAS 133, "Accounting for Derivatives and Hedging Activities," as amended.  FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity contracts, as well as to optimize the value of power generation assets and related contracts.  To a lesser extent, FPL Group also engages in limited energy trading activities to take advantage of expected favorable price movements. These accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

FAS 133 requires that derivative instruments be recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models.  The estimation of fair value for long-term contracts requires the use of internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the prices in the contract and the forward prices.  The market for electricity in the first one to three years of a contract is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed.  Factors used in developing forward curves for electricity include the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.  Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses will be passed through the fuel and capacity clauses.  In the non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair values are recognized in current earnings, unless certain hedge accounting criteria are met.  For those transactions for which hedge accounting can be applied, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of shareholders' equity, rather than being recognized in current earnings.

Since FAS 133 became effective in 2001, the FASB has discussed and, from time to time, issued implementation guidance related to FAS 133.  In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133.  Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance does not provide specific guidance on all contract issues. As a result, significant judgment must be used in applying FAS 133 and its interpretations.  The interpretation of FAS 133 continues to evolve.  One possible result of changes in interpretation could be that certain contracts would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement.

During the fourth quarter of 2003, FPL Group and its subsidiaries adopted EITF 03-11, which precluded certain economic hedging transactions at FPL Energy from qualifying for hedge accounting treatment.  Those transactions will now be marked to market and reported in the non-qualifying hedge category and are likely to result in more volatility in the non-qualifying hedge category in the future.  The ongoing changes in accounting guidance relating to derivatives confirm management's belief in the importance of segregating the effects of the unrealized mark-to-market impact of non-qualifying hedges.  Without any change in FPL Group's economic positions or the timing or amounts of future cash flows, a small change in classification of particular transactions can result in significant changes in net income.  This could be significant to FPL Energy's results because the economic offset to the positions which are required to be marked to market (the physical assets themselves) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically linked transactions.  Because of this, FPL Group's management continues to view results expressed excluding the unrealized mark- to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 3.

Accounting for Pensions and Other Post Employment Benefits - FPL Group sponsors a noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  In addition, FPL Group sponsors a substantially contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements who elect participation at the time of retirement.  The pension plan has a fully funded trust dedicated to providing the benefits.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.

FPL Group's pension income net of the cost of other benefits was approximately $84 million, $82 million and $84 million for the years ended December 31, 2003, 2002 and 2001, respectively.  The corresponding amounts allocated to FPL were $64 million, $73 million and $77 million, respectively.  Pension income and the cost of other benefits are included in O&M expenses, and are calculated using a number of actuarial assumptions. Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years, assumed increases in future compensation levels of 4.5% for 2003 and 5.5% for 2002 and 2001, and a weighted-average discount rate of 6.00%, 6.25% and 6.75% for 2003, 2002 and 2001, respectively.  Based on current health care costs (as related to other benefits), the projected 2004 trend assumptions used to measure the expected cost of benefits covered by the plans are 9.5% for all age groups.  The rate is assumed to decrease over the next nine years to the ultimate trend rate of 5% for all age groups and remain at that level thereafter.  In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the market place.  For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year historical median returns for a portfolio with a 50/50 equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.  FPL Group believes that 7.75% is a reasonable long-term rate of return on its plans' assets. FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

FPL Group bases its determination of pension and other benefits expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return realized on those assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be affected as previously deferred gains or losses are recognized.  Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension and other benefits expense and income only when they exceed 10% of the greater of projected benefit obligations or the market-related value of assets.

Lowering the expected long-term rate of return on plan assets by 0.5% (from 7.75% to 7.25%) would have reduced FPL Group's net income for 2003 by approximately $14 million ($12 million for FPL).  Lowering the discount rate assumption by 0.5% would have decreased FPL Group's net income for 2003 by approximately $6 million ($5 million for FPL). Raising the salary increase assumption by 0.5% would have decreased FPL Group's net income for 2003 by approximately $2 million ($2 million for FPL).  Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  An increase or decrease of 1% in assumed health care cost trend rates would have a corresponding effect on the service and interest cost components and the accumulated obligation of other benefits of approximately $1 million and $9 million, respectively.

The fair value of plan assets has increased from $2.4 billion at September 30, 2002 to $2.7 billion at September 30, 2003 for the pension plan and from $45 million at September 30, 2002 to $54 million at September 30, 2003 for other benefits. Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the pension plan in the near future.  FPL Group anticipates making cash contributions of approximately $27 million to the postretirement plan during 2004 and is studying the feasibility of transferring pension plan assets to fund claims associated with retiree medical benefits, as allowed by current tax law.  See Note 2.

Carrying Value of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Under that standard, an impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.

The amount of future net cash flows, the timing of the cash flows and the determination of an appropriate interest rate all involve estimates and judgments about future events.  In particular, the aggregate amount of cash flows determines whether an impairment exists, and the timing of the cash flows is critical in determining fair value.  Because each assessment is based on the facts and circumstances associated with each long-lived asset, the effects of changes in assumptions cannot be generalized.

Nuclear Decommissioning and Fossil Dismantlement - For ratemaking purposes, FPL accrues and funds for nuclear decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  The most recent studies, which became effective May 2002, indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is $6.4 billion, or $2.1 billion in 2003 dollars.  Beginning January 1, 2003, FPL began recognizing nuclear decommissioning liabilities in accordance with FAS 143, which requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset.  At December 31, 2003, $2,009 million was accrued for nuclear decommissioning, of which $1,907 million was recorded as an ARO, $222 million was recorded as a capitalized net asset related to the ARO, $181 million was recorded as a regulatory liability and $143 million was included in accrued asset removal costs.  See Note 1 -  Decommissioning of Nuclear Plant and Dismantlement of Fossil Plant and Note 16.

FPL accrues the cost of dismantling its fossil plants over the expected service life of each unit based on studies filed with the FPSC at least every four years.  Unlike nuclear decommissioning, fossil dismantlement costs are not funded.  The most recent studies, which became effective January 1, 2003, indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  The majority of the dismantlement costs are not considered an ARO under FAS 143.  At December 31, 2003, the provision for fossil dismantlement was approximately $274 million and is included in accrued asset removal costs.

FPL Energy records a liability for the present value of Seabrook's expected decommissioning costs in accordance with FAS 143. Comprehensive studies are filed with the New Hampshire Nuclear Decommissioning Financing Committee every four years, with updates provided annually.  These studies indicate that FPL Energy's 88.23% portion of the ultimate cost of decommissioning Seabrook, including costs associated with spent fuel storage, is $1.5 billion, or $553 million in 2003 dollars. At December 31, 2003, the ARO for Seabrook's nuclear decommissioning totaled approximately $163 million.  See Note 1 - Decommissioning of Nuclear Plant and Dismantlement of Fossil Plant and Note 16.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil dismantlement costs, involves the use of estimates and judgments concerning the amount and timing of future expenditures and whether or not such costs are considered a legal obligation under FAS 143.  FPL Group and FPL also make interest rate, rate of return and inflation projections to determine funding requirements related to decommissioning.  Periodically, FPL Group and FPL will be required to update their estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.

Regulatory Accounting - FPL follows the accounting practices set forth in FAS 71, "Accounting for the Effects of Certain Types of Regulation."  FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.  The continued applicability of FAS 71 is assessed at each reporting period.  See Note 1 - Regulation.

See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity contracts, as well as to optimize the value of power generation assets. To a lesser extent, FPL Energy engages in limited energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized net in operating revenues for trading and managed hedge activities and in the same line item as the stated realized amounts for non-qualifying hedges in FPL Group's consolidated statements of income unless hedge accounting is applied.  Settlement gains and losses are included within the line items in the statements of income to which they relate.  See Note 3.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the year ended December 31, 2003 were as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(9)	(1)	12	(57)	(3)	(58)
Effective portion of changes in fair value recorded in OCI	-	-	-	18	-	18
Changes in valuation assumptions	-	-	2	-	-	2	(a)
Changes in fair value excluding reclassification to realized	12	2	(1)	-	85	98

Fair value of contracts outstanding at December 31, 2003	7	1	21	(11)	94	112
Net option premium payment (receipts)	-	-	(12)	-	35	23

Total mark-to-market energy contract net assets at
December 31, 2003	$7	$1	$9	$(11)	$129	$135

_____________________
(a)		Change in valuation assumption from applying volatility skewness (selection of an input assumption among alternatives based on the projected moneyness of the option) in option valuation.

FPL Group's total mark-to-market energy contract net assets at December 31, 2003 shown above are included in the consolidated balance sheets as follows:
December 31, 2003

(millions)

Derivative assets	$187
Other assets	17
Other current liabilities	(44)
Other liabilities	(25)

FPL Group's total mark-to-market energy contract net assets at December 31, 2003	$135

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2003 were as follows:
	Maturity

	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$1	$-	$-	$-	$-	$-	$1
Prices provided by other external sources	2	-	-	-	-	-	2
Modeled	-	1	1	-	-	2	4

Total	3	1	1	-	-	2	7

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	1	-	-	-	-	-	1
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	-	-	-	-	-	-	-

Total	1	-	-	-	-	-	1

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	-	1	-	-	-	-	1
Prices provided by other external sources	30	-	-	-	-	-	30
Modeled	(9)	(1)	-	-	-	-	(10)

Total	21	-	-	-	-	-	21

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	9	(3)	-	-	-	-	6
Prices provided by other external sources	(8)	(2)	(1)	-	-	-	(11)
Modeled	(1)	(1)	(1)	(2)	(1)	-	(6)

Total	-	(6)	(2)	(2)	(1)	-	(11)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	53	-	-	-	-	-	53
Prices provided by other external sources	21	1	-	-	-	-	22
Modeled	18	-	1	-	-	-	19

Total	92	1	1	-	-	-	94

Total sources of fair value	$117	$(4)	$-	$(2)	$(1)	$2	$112

Market Risk Sensitivity - Substantially all financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year. Management has established risk management policies to monitor and manage market risks.  FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates and adjusting their variable rate debt in relation to total capitalization.

FPL Group and its subsidiaries are also exposed to credit risk through their energy marketing and trading operations.  Credit risk is the risk that a financial loss will be incurred if a counterparty to a transaction does not fulfill its financial obligation.  FPL Group manages counterparty credit risk for its subsidiaries with energy marketing and trading operations through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.  Credit risk is also managed through the use of master netting agreements.  FPL Group's credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2003 and 2002, the VaR figures are as follows:
	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)				Total

	FPL	FPL Energy	FPL Group	FPL		FPL Energy	FPL Group	FPL		FPL Energy	FPL Group

	(millions)

December 31, 2002	$-	$-	$-	$1		$3	$4	$1		$3	$4
December 31, 2003	$-	$-	$-	$25	(b)	$5	$26	$25	(b)	$4	$26

Average for the period ended
December 31, 2003	$-	$-	$-	$11		$4	$13	$11		$3	$13
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

(b)	In 2003, FPL expanded its fuel hedge program.

Interest rate risk - FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their issuances of debt, investments in special use funds and interest rate swaps.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	December 31, 2003			December 31, 2002

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$9,090	$9,548	(a)	$5,895	$6,222	(a)
Fixed income securities:
Special Use Funds	$1,316	$1,316	(a)	$1,184	$1,184	(a)
Other investments	$57	$57	(a)	$41	$41	(a)
Interest rate swaps - net unrealized loss	$(10)	$(10)	(b)	$-	$-

FPL:
Long-term debt, including current maturities	$3,074	$3,193	(a)	$2,434	$2,578	(a)
Fixed income securities - Special Use Funds	$1,188	$1,188	(a)	$1,066	$1,066	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.
(b) Based on market prices provided by external sources or modeled internally.

The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012.  See Note 11.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure. Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2003, FPL Group had the following interest rate swaps:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(a)	7.625%	$(2)
	$150	July 2003	September 2006	variable	(b)	7.625%	(2)
	$175	December 2003	June 2004	variable	(c)	6.875%	1

Total fair value hedges							(3)

Cash flow hedges - FPL Energy:
	$103	July 2002	December 2007	4.41%		variable (d)	(4)
	$200	August 2003	November 2007	3.557%		variable (d)	(2)
	$94	December 2003	December 2017	4.245%		variable (e)	(1)

Total cash flow hedges							(7)

Total interest rate hedges							$(10)

_____________________
(a)	Six-month LIBOR plus 4.9900%
(b)	Six-month LIBOR plus 4.9925%
(c)	Six-month LIBOR plus 4.8921%
(d)	Three-month LIBOR
(e)	One-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $212 million ($89 million for FPL) at December 31, 2003.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $926 million and $689 million ($781 million and $578 million for FPL) at December 31, 2003 and 2002, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $93 million ($78 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at December 31, 2003.

Credit risk - For all derivative and contractual transactions, FPL Group and its subsidiaries' energy marketing and trading operations are exposed to losses in the event of nonperformance by counterparties to these transactions.  Relevant considerations when assessing FPL Group and its subsidiaries' energy marketing and trading operations' credit risk exposure include:

  Operations are primarily concentrated in the energy industry.

  Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the United States.

  Overall credit risk is managed through established credit policies.

  Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of cash collateral.

  The use of master netting agreements to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  FPL Group's policy is to have master netting agreements in place with significant counterparties.

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2003, approximately 99% of FPL Group's and 98% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have at least investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS,
FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and subsidiaries and the financial position of Florida Power & Light Company and subsidiaries at December 31, 2003 and 2002, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, in 2003 FPL Group, Inc. and subsidiaries and Florida Power & Light Company and subsidiaries changed their method of accounting for special-purpose entities to conform to FASB Interpretation No. 46, as revised.  Also as discussed in Note 16 to the consolidated financial statements, in 2003 FPL Group, Inc. and subsidiaries and Florida Power & Light Company and subsidiaries changed their method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143.

As discussed in Note 5 to the consolidated financial statements, in 2002 FPL Group, Inc. and subsidiaries changed their method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 26, 2004

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts)
	Years Ended December 31,

	2003	2002	2001

OPERATING REVENUES	$9,630	$8,173	$8,217

OPERATING EXPENSES
Fuel, purchased power and interchange	4,539	3,576	3,759
Other operations and maintenance	1,626	1,492	1,325
Restructuring and impairment charges	-	207	-
Merger-related	-	-	30
Depreciation and amortization	1,105	952	983
Taxes other than income taxes	829	721	711

Total operating expenses	8,099	6,948	6,808

OPERATING INCOME	1,531	1,225	1,409

OTHER INCOME (DEDUCTIONS)
Interest charges	(379)	(311)	(324)
Preferred stock dividends - FPL	(13)	(15)	(15)
Loss on redemption of preferred stock - FPL	(9)	-	-
Reserve for leveraged leases	-	(48)	-
Equity in earnings of equity method investees	89	76	81
Other - net	42	12	9

Total other deductions - net	(270)	(286)	(249)

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	1,261	939	1,160

INCOME TAXES	368	244	379

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES	893	695	781

Cumulative effect of CHANGES IN ACCOUNTING PRINCIPLES
FAS 142, "Goodwill and Other Intangible Assets," net of income
taxes of $143	-	(222)	-
FASB Interpretation No. 46, "Consolidation of Variable Interest
Entities," net of income taxes of $2	(3)	-	-

NET INCOME	$890	$473	$781

Earnings per share of common stock:
Earnings per share before cumulative effect of changes in accounting principles	$5.03	$4.02	$4.63
Cumulative effect of changes in accounting principles	$(0.02)	$(1.28)	$-
Earnings per share	$5.01	$2.74	$4.63

Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of changes in accounting principles	$5.02	$4.01	$4.62
Cumulative effect of changes in accounting principles	$(0.02)	$(1.28)	$-
Earnings per share	$5.00	$2.73	$4.62

Dividends per share of common stock	$2.40	$2.32	$2.24

Weighted-average number of common shares outstanding:
Basic	177.5	172.9	168.7
Assuming dilution	178.2	173.3	168.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2003	2002

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$28,445	$23,664
Nuclear fuel	463	202
Construction work in progress	1,364	2,639
Less accumulated depreciation and amortization	(9,975)	(8,805)

Total property, plant and equipment - net	20,297	17,700

CURRENT ASSETS
Cash and cash equivalents	129	266
Customer receivables, net of allowances of $25 and $26, respectively	816	642
Other receivables	371	223
Materials, supplies and fossil fuel inventory - at average cost	458	448
Deferred clause expenses	348	131
Derivative assets	188	88
Other	160	110

Total current assets	2,470	1,908

OTHER ASSETS
Special use funds	2,248	1,921
Other investments	810	697
Other	1,110	959

Total other assets	4,168	3,577

TOTAL ASSETS	$26,935	$23,185

CAPITALIZATION
Common shareholders' equity	$6,967	$6,390
Preferred stock of FPL without sinking fund requirements	5	226
Long-term debt	8,723	5,790

Total capitalization	15,695	12,406

CURRENT LIABILITIES
Commercial paper	708	1,822
Notes payable	212	375
Current maturities of long-term debt	367	105
Accounts payable	542	458
Customers' deposits	357	316
Accrued interest and taxes	226	169
Deferred clause revenues	48	62
Other	893	604

Total current liabilities	3,353	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,086	-
Accrued asset removal costs	1,902	3,560
Accumulated deferred income taxes	2,155	1,547
Storm and property insurance reserve	327	298
Other	1,417	1,463

Total other liabilities and deferred credits	7,887	6,868

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$26,935	$23,185

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$890	$473	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,060	908	983
Nuclear fuel amortization	58	-	-
Cumulative effect of changes in accounting principles	5	365	-
Restructuring and impairment charges	-	207	-
Deferred income taxes and related regulatory credit	588	219	(91)
Cost recovery clauses	(186)	135	411
Equity in earnings of equity method investees	(89)	(76)	(102)
Distribution of earnings from equity method investees	68	96	62
Changes in operating assets and liabilities:
Restricted cash	(22)	232	(260)
Customer receivables	(168)	(6)	6
Other receivables	(133)	(79)	102
Material, supplies and fossil fuel inventory	1	(56)	19
Other current assets	(18)	(86)	(32)
Deferred pension cost	(123)	(63)	(110)
Accounts payable	104	(15)	(91)
Customers' deposits	41	31	31
Accrued interest and taxes	57	9	58
Other current liabilities	90	2	55
Other liabilities	9	(26)	98
Other - net	22	68	22

Net cash provided by operating activities	2,254	2,338	1,942

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,383)	(1,256)	(1,154)
Independent power investments	(1,461)	(2,103)	(1,977)
Nuclear fuel purchases	(42)	-	-
Capital expenditures of FPL FiberNet, LLC	(8)	(21)	(128)
Contributions to special use funds	(173)	(86)	(77)
Other - net	(22)	199	67

Net cash used in investing activities	(3,089)	(3,267)	(3,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,995	1,770	920
Retirements of long-term debt	(431)	(797)	(87)
Retirements of preferred stock - FPL	(228)	-	-
Net change in short-term debt	(1,238)	214	824
Issuances of common stock	73	378	-
Dividends on common stock	(425)	(400)	(377)
Other - net	(48)	(52)	-

Net cash provided by financing activities	698	1,113	1,280

Net increase (decrease) in cash and cash equivalents	(137)	184	(47)
Cash and cash equivalents at beginning of year	266	82	129

Cash and cash equivalents at end of year	$129	$266	$82

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$342	$311	$373
Cash paid for income taxes (net of refunds
totaling $85 and $256 in 2003 and 2002, respectively)	$(77)	$(9)	$433

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$41	$74	$70
Accrual for premium on publicly-traded equity units known as Corporate Units	$-	$111	$-
Additions to debt through the adoption of FIN 46	$515	$-	$-
Additions to property, plant and equipment - net through the adoption of FIN 46	$346	$-	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (millions)
	Common Stock (a)

	Shares		Aggregate Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss) (b)	Retained Earnings	Common Shareholders' Equity

Balances, December 31, 2000	176		$2	$3,008	$(220)	$-	$2,803

Net income	-		-	-	-	-	781
Dividends on common stock	-		-	-	-	-	(377)
Earned compensation under ESOP	-		-	15	15	-	-
Other comprehensive loss	-		-	-	-	(8)	-
Other	-		-	2	(6)	-	-

Balances, December 31, 2001	176	(c)	2	3,025	(211)	(8)	3,207	$6,015

Net income	-		-	-	-	-	473
Issuances of common stock,
net of issuance cost of $10	7		-	378	-	-	-
Dividends on common stock	-		-	-	-	-	(400)
Earned compensation under ESOP	-		-	16	16	-	-
Premium on publicly-traded equity units
known as Corporate Units	-		-	(111)	-	-	-
Unamortized issuance cost on publicly-
traded equity units known as
Corporate Units	-		-	(29)	-	-	-
Other comprehensive income	-		-	-	-	24	-
Other	-		-	5	3	-	-

Balances, December 31, 2002	183	(c)	2	3,284	(192)	16	3,280	$6,390

Net income	-		-	-	-	-	890
Issuances of common stock, net of
issuance cost of less than $1	1		-	73	-	-	-
Dividends on common stock	-		-	-	-	-	(425)
Earned compensation under ESOP	-		-	18	16	-	-
Other comprehensive loss	-		-	-	-	(12)	-
Other	-		-	22	(5)	-	-

Balances, December 31, 2003	184	(c)	$2	$3,397	$(181)	$4	$3,745	$6,967

_____________________
(a)						$0.01 par value, authorized - 300,000,000 shares; outstanding 184,264,127, 182,754,905 and 175,854,056 at December 31, 2003, 2002 and 2001, respectively.
(b)						Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $878 million, $497 million and $773 million for 2003, 2002 and 2001, respectively.
(c)						Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled approximately 6 million, 6 million and 7 million at December 31, 2003, 2002 and 2001, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (millions)
	Years Ended December 31,

	2003	2002	2001

OPERATING REVENUES	$8,293	$7,378	$7,477

OPERATING EXPENSES
Fuel, purchased power and interchange	4,047	3,306	3,495
Other operations and maintenance	1,250	1,225	1,082
Merger-related	-	-	26
Depreciation and amortization	898	831	898
Taxes other than income taxes	769	690	699

Total operating expenses	6,964	6,052	6,200

OPERATING INCOME	1,329	1,326	1,277

OTHER INCOME (DEDUCTIONS)
Interest charges	(173)	(166)	(187)
Other - net	2	(15)	(13)

Total other deductions - net	(171)	(181)	(200)

INCOME BEFORE INCOME TAXES	1,158	1,145	1,077

INCOME TAXES	403	413	383

NET INCOME	755	732	694

PREFERRED STOCK DIVIDENDS	13	15	15

LOSS ON REDEMPTION OF PREFERRED STOCK	9	-	-

NET INCOME AVAILABLE TO FPL GROUP, INC.	$733	$717	$679

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2003	2002

ELECTRIC UTILITY PLANT
Plant in service	$21,368	$19,864
Nuclear fuel	380	140
Construction work in progress	741	757
Less accumulated depreciation and amortization	(9,237)	(8,446)

Electric utility plant - net	13,252	12,315

CURRENT ASSETS
Cash and cash equivalents	4	-
Customer receivables, net of allowances of $11 and $9, respectively	636	503
Other receivables	151	125
Materials, supplies and fossil fuel inventory - at average cost	355	349
Deferred clause expenses	348	131
Derivative assets	130	16
Other	49	41

Total current assets	1,673	1,165

OTHER ASSETS
Special use funds	1,974	1,693
Other	918	859

Total other assets	2,892	2,552

TOTAL ASSETS	$17,817	$16,032

CAPITALIZATION
Common shareholder's equity	$6,004	$5,382
Preferred stock without sinking fund requirements	5	226
Long-term debt	3,074	2,364

Total capitalization	9,083	7,972

CURRENT LIABILITIES
Commercial paper	630	722
Current maturities of long-term debt	-	70
Accounts payable	435	369
Customers' deposits	346	316
Accrued interest and taxes	160	175
Deferred clause revenues	48	62
Other	516	297

Total current liabilities	2,135	2,011

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,908	-
Accrued asset removal costs	1,902	3,396
Accumulated deferred income taxes	1,415	1,215
Storm and property insurance reserve	327	298
Other	1,047	1,140

Total other liabilities and deferred credits	6,599	6,049

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$17,817	$16,032

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$755	$732	$694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	853	787	898
Nuclear fuel amortization	33	-	-
Deferred income taxes and related regulatory credit	172	330	(233)
Cost recovery clauses	(186)	135	411
Changes in operating assets and liabilities:
Customer receivables	(132)	43	(58)
Other receivables	(10)	(64)	61
Material, supplies and fossil fuel inventory	(6)	(84)	48
Other current assets	(10)	(2)	-
Deferred pension cost	(99)	(100)	(102)
Accounts payable	84	(61)	(50)
Customers' deposits	30	31	31
Accrued interest and taxes	(15)	(32)	105
Other current liabilities	74	(41)	11
Other liabilities	37	132	56
Other - net	(23)	-	(46)

Net cash provided by operating activities	1,557	1,806	1,826

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,383)	(1,256)	(1,154)
Nuclear fuel purchases	(26)	-	-
Contributions to special use funds	(157)	(84)	(77)
Other - net	1	7	16

Net cash used in investing activities	(1,565)	(1,333)	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	877	593	-
Retirements of long-term debt	(388)	(765)	(66)
Retirements of preferred stock	(228)	-	-
Net change in short-term debt	(121)	490	(328)
Capital contributions from FPL Group, Inc.	600	350	400
Dividends	(728)	(1,142)	(682)

Net cash provided by (used in) financing activities	12	(474)	(676)

Net increase (decrease) in cash and cash equivalents	4	(1)	(65)
Cash and cash equivalents at beginning of year	-	1	66

Cash and cash equivalents at end of year	$4	$-	$1

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$155	$174	$185
Cash paid for income taxes (net of refunds totaling $283 in 2002)	$292	$188	$543

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$41	$74	$70
Additions to debt through the adoption of FIN 46	$164	$-	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (millions)
	Common Stock (a)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (b)		Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2000	$1,373	$2,966	$-		$693

Net income available to FPL Group, Inc.	-	-	-		679
Capital contributions from FPL Group, Inc.	-	400	-		-
Dividends to FPL Group, Inc.	-	-	-		(667)

Balances, December 31, 2001	1,373	3,366	-		705	$5,444

Net income available to FPL Group, Inc.	-	-	-		717
Capital contributions from FPL Group, Inc.	-	350	-		-
Dividends to FPL Group, Inc.	-	-	-		(1,127)
Other comprehensive loss	-	-	(2)	(c)	-

Balances, December 31, 2002	1,373	3,716	(2)		295	$5,382

Net income available to FPL Group, Inc.	-	-	-		733
Capital contributions from FPL Group, Inc.	-	600	-		-
Dividends to FPL Group, Inc.	-	-	-		(715)
Other comprehensive income	-	-	2	(c)	-
Other	-	2	-		-

Balances, December 31, 2003	$1,373	$4,318	$-		$313	$6,004

_____________________
(a)		Common stock, no par value, 1,000 shares authorized, issued and outstanding.
(b)		Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $735 million, $715 million and $679 million for 2003, 2002 and 2001, respectively.
(c)		Minimum supplemental employee retirement plan liability adjustment.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary FPL Energy, LLC (FPL Energy). FPL, a rate-regulated public utility, supplies electric service to approximately 4.1 million customer accounts throughout most of the east and lower west coasts of Florida.  FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

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

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).  Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital.  As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.
FPL's regulatory assets and liabilities are as follows:
	December 31,

	2003	2002

	(millions)
Assets (current and noncurrent):
Deferred clause expenses	$348	$131
Litigation settlement (noncurrent portion)	$89	$134
Unamortized debt reacquisition costs	$48	$41
Deferred Department of Energy assessment	$19	$24
Losses deferred and amortized	$1	$2

Liabilities (current and noncurrent):
Accrued asset removal costs (see Note 16)	$1,902	$-
Storm and property insurance reserve (see Note 17 - Insurance)	$327	$298
Asset retirement obligation regulatory expense difference	$180	$-
Unamortized investment tax credits	$100	$120
Derivative liability (see Note 3)	$93	$12
Special depreciation and nuclear amortization	$88	$140
Deferred clause revenues	$48	$62
Deferred regulatory credit - income taxes	$46	$73
Gains deferred and amortized	$16	$12

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under- or over-recovery.  Any under-recovered costs or over-recovered revenues are collected from or returned to customers in subsequent periods.  Although deferred clause revenues and expenses do not significantly affect net income, the under- or over-recoveries can significantly affect FPL Group's and FPL's operating cash flows.

In 2000, a bankruptcy court approved a $222.5 million settlement of a contract dispute between FPL and two qualifying facilities.  As approved by the FPSC, FPL is recovering the cost of the settlement through the fuel and purchased power costs recovery clause (fuel clause) and capacity cost recovery clause (capacity clause) over a five-year period which began January 1, 2002.  The settlement cost is included in deferred clause expenses and litigation settlement in the table above.

During 2002, FPL reclassified certain amounts that were previously classified within accumulated depreciation to a regulatory liability.  The reclassifications were made as a result of the terms of the 2002-2005 rate agreement, as well as other FPSC actions with regard to accumulated nuclear amortization.  The amounts reclassified included $170 million of special depreciation and $99 million of nuclear amortization.  During 2003 and 2002, FPL credited depreciation expense for $125 million as permitted under the rate agreement.  The $125 million annual credit to depreciation went first to offset the $170 million of special depreciation and the remainder to accumulated depreciation.  The $99 million of nuclear amortization is being credited to depreciation expense ratably over the remaining life of the plants, based on the term of the existing operating licenses of the plants, at a rate of $7 million per year.  The regulatory liability balances at December 31, 2003 and 2002 are included in other liabilities on FPL Group's and FPL's consolidated balance sheets.  See special depreciation and nuclear amortization in table above.

If FPL were no longer subject to cost-based rate regulation, the regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  The continued applicability of FAS 71 is assessed at each reporting period.

Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers.  Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets.  It is generally believed transmission and distribution activities would remain regulated.  Recently, these state restructuring efforts have diminished and several states have delayed the implementation or reversed previously approved restructuring legislation and rules. Management believes it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue a request for proposal (RFP).  The RFP process allows independent power producers and others to bid to supply the needed generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement.  In 2003, FPL issued an RFP for additional power resources of approximately 1,100 mw beginning in June 2007.  In January 2004, after evaluating alternative proposals, FPL concluded that its plan to build a new natural gas-fired plant at its Turkey Point site was the best and most cost-effective option to provide the 1,100 mw.  In March 2004, FPL plans to file a petition for approval of this alternative with the FPSC. A decision is expected by mid-2004.  This alternative will also be subject to approval by a Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.  In 1999, the FERC issued its final order on regional transmission organizations (RTOs) which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area.  In March 2001, the FERC approved GridFlorida LLC (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida.  In December 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal.  In March 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida LLC (GridFlorida) from a for-profit transmission company to a non-profit independent system operator (ISO).  Under the proposal, FPL would continue to own its transmission lines and the ISO would manage them.  In September 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity clause.  In October 2002, the State of Florida Office of Public Counsel (Public Counsel) filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order.  In June 2003, the Florida Supreme Court dismissed the Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice concluding that the appeal was premature because the FPSC proceedings had not yet been completed and not all aspects of the FPSC's order on appeal were considered final agency action.  The FPSC has restored the GridFlorida docket to active status and in December 2003 issued a procedural order establishing a series of workshops through 2004 to address GridFlorida issues.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States.  The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida for the operation of those facilities.  The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights.  Legislators and regulators from the southeast and western states have expressed strong reservations about the FERC's proposal.  In April 2003, the FERC issued a White Paper on Wholesale Power Market Platform (White Paper) responding to comments on its proposed rule.  The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant RTO/ISO features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets.  While a moratorium on further action by the FERC was included in the proposed Energy Policy Act, the status of that legislation is uncertain.  FPL is evaluating the proposed FERC rule and is currently unable to determine its effects, if any, on FPL's operations.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to $133 million and $140 million at December 31, 2003 and 2002, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees and gross receipts taxes.  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in rates charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes, respectively, on FPL Group's and FPL's consolidated statements of income and were approximately $535 million, $478 million and $498 million in 2003, 2002 and 2001, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group's and FPL's consolidated balance sheets.  FPL Energy's revenue is recorded as electricity is delivered, which is when revenue is earned.

In March 2002, the FPSC approved a new rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005.  The 2002-2005 rate agreement replaced a rate agreement that was effective April 15, 1999 through April 14, 2002.  Both agreements include a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

During the term of the 1999-2002 rate agreement, FPL's return on common equity (ROE) was from time to time outside the 10%-12% authorized range.  However, the revenue sharing mechanism described above was specified as the appropriate and exclusive mechanism to address that circumstance.  The agreement included provisions which limited depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limited amounts recoverable under the environmental compliance cost recovery clause during the term of that agreement.

The 2002-2005 rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%.  The revenue sharing thresholds specified in the 2002-2005 rate agreement are as follows:

	Years Ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund was limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the 2002-2005 rate agreement, FPL will not have an authorized regulatory ROE range for the purpose of addressing earnings levels.  However, FPL will continue to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the 2002-2005 rate agreement, FPL may petition the FPSC to amend its base rates.  The 2002-2005 rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates.

In April 2002, the South Florida Hospital and Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida appealing the FPSC's approval of the 2002-2005 rate agreement. The appellants contend that the FPSC rushed to judgment and approved the settlement without the benefit of any evidentiary record to support its actions, and requested that the Supreme Court remand the case to the FPSC for additional proceedings. In November 2003, the Florida Supreme Court heard oral arguments in the appeal.  There is no specified time by which the Supreme Court of Florida must rule.  FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

Under both the 1999-2002 and the 2002-2005 rate agreements, the accrual for the refund associated with the revenue sharing mechanism is computed monthly for each twelve-month period of the rate agreement.  At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the threshold will be exceeded.  If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest.  In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount.  Under the 2002-2005 rate agreement, the annual refund (including interest) is paid to customers as a credit to their February electric bill.  At December 31, 2003 and 2002, the accrual for the revenue refund was approximately $3 million and $11 million, respectively.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less net salvage, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2003, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 12%, 36% and 8%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  Several of FPL Energy's generating facilities are encumbered by liens against their assets securing various financings.  The total balance of FPL Energy's assets serving as collateral was approximately $2.7 billion at December 31, 2003.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning of Nuclear Plant and Dismantlement of Fossil Plant).  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years; however, the 2002-2005 rate agreement requires FPL to continue to depreciate its electric property based on rates approved in April 1999 that became effective January 1, 1998.  The weighted annual composite depreciation rate for FPL's electric plant in service, including intangible software, but excluding the effects of decommissioning and dismantlement, was approximately 4.3%, 4.4% and 4.4% for 2003, 2002 and 2001, respectively.  Further, these rates exclude the depreciation adjustments discussed below.  FPL Energy's electric plants in service less salvage value are depreciated using the straight-line method over their estimated useful lives.  FPL Energy's effective depreciation rates were 3.9%, 4.0% and 4.0% for 2003, 2002 and 2001, respectively.

The 1999-2002 rate agreement (see Revenues and Rates) allowed FPL at its discretion to recover, as special depreciation, up to $100 million in each year of the three-year agreement period.  The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets based on future depreciation studies.  Under the 1999-2002 rate agreement, on a calendar year basis FPL recorded nothing in 2002 and 2001.  Under the 2002-2005 rate agreement (see Revenues and Rates), depreciation will be reduced on FPL's plant in service by $125 million in each year 2002 through 2005. These depreciation adjustments are included in earnings and will be allocated to the appropriate assets when FPL files its comprehensive depreciation studies at the end of 2005.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units.  Beginning July 1, 2003, the lessor was consolidated by FPL as a result of adopting the Financial Accounting Standards Board's (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities."  See Note 10 - FPL.  For ratemaking purposes, these leases are classified as operating leases.  For financial reporting, prior to July 1, 2003, the capital lease obligation was recorded at the amount due in the event of lease termination. Nuclear fuel lease expense was $31 million for the six months ended June 30, 2003, $71 million in 2002 and $70 million in 2001.  Included in this expense was an interest component of $1 million for the six months ended June 30, 2003, $3 million for 2002 and $5 million in 2001.  Until July 1, 2003, the lease payments were charged to fuel expense on a unit of production method.  Beginning July 1, 2003, the cost of nuclear fuel was capitalized and is being amortized to fuel expense on a unit of production method except for the interest component, which is recorded as interest expense.  These charges, as well as a charge for spent nuclear fuel, are recovered through the fuel clause.  FPL makes quarterly payments to the lessor for the lease commitments.  Under certain circumstances of lease termination, the associated debt ($154 million at December 31, 2003), which was recorded in commercial paper and long-term debt on FPL Group's and FPL's consolidated balance sheets as a result of the consolidation on July 1, 2003, would become due.

Seabrook Station (Seabrook) has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel.  See Note 17 - Contracts.  Seabrook's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including a return on common equity, used to finance construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income. The FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  The FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2003, AFUDC was capitalized at a rate of 7.84% and amounted to approximately $18 million. See Note 17 - Commitments.

FPL's construction work in progress at December 31, 2003 is primarily attributable to the addition of combined cycle generation at its Martin and Manatee sites. Included in construction work in progress are construction materials, progress payments on turbine generators, third party engineering costs and other costs directly associated with the construction of a project.  Upon commencement of plant operation, these costs are transferred to electric utility plant in service.  At December 31, 2003 and 2002, FPL recorded approximately $111 million and $61 million, respectively, of construction accruals, which are included in other current liabilities on FPL's consolidated balance sheets.

FPL Energy capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant.  At December 31, 2003 and 2002, FPL Energy's capitalized development costs totaled approximately $9 million and $31 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets.  These costs include professional services, permits and other third party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when the development of a project is no longer probable.  See Note 6.  In addition to capitalized development costs, FPL Energy capitalizes interest on its construction projects.  Interest capitalized on construction projects amounted to $83 million, $90 million and $55 million during 2003, 2002 and 2001, respectively.  FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.

FPL Energy's construction work in progress includes construction materials, prepayments on turbine generators, third party engineering costs, interest and other costs directly associated with the construction and development of the project.  Upon commencement of plant operation, these costs are transferred to electric utility plant in service and other property.  At December 31, 2003 and 2002, FPL Energy recorded approximately $174 million and $88 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's consolidated balance sheets.

Asset Retirement Obligations - Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations."  See Note 16.

Decommissioning of Nuclear Plant and Dismantlement of Fossil Plant - For ratemaking purposes, FPL accrues for the cost of retirement and disposal of its nuclear and fossil plants over the expected service life of each unit based on decommissioning, dismantlement and depreciation studies periodically filed with the FPSC.  Beginning January 1, 2003, FPL began recognizing decommissioning and dismantlement liabilities for financial reporting purposes in accordance with FAS 143, which requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset.  The cost of dismantling the majority of FPL's fossil plants is not considered an ARO.  Accordingly, the impact of adopting FAS 143 for dismantlement of fossil plants was not significant.  Any differences between expense recognized under FAS 143 and the amount recoverable through rates is deferred in accordance with FAS 71 and was approximately $180 million at December 31, 2003.  FPL Energy also records a nuclear decommissioning liability for Seabrook in accordance with FAS 143, representing the fair value of its ultimate decommissioning liability as determined by an independent study.   See Regulation, Electric Plant, Depreciation and Amortization and Note 16.

Decommissioning of Nuclear Plant - Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL's latest nuclear decommissioning studies were approved by the FPSC in December 2001 and became effective in May 2002. The changes included, among other things, a reduction in the annual decommissioning expense accrual to $79 million from $85 million.  These studies assume prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively, when the original operating licenses are to expire.  Current plans, which are consistent with the term of the original operating licenses, call for St. Lucie Unit No. 1 to be mothballed beginning in 2016, with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $6.4 billion. FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2003 dollars, is estimated by the studies to aggregate $2.1 billion.  At December 31, 2003, $2,009 million was accrued for nuclear decommissioning, of which $1,907 million was recorded as an ARO, $222 million was recorded as a capitalized net asset related to the ARO, $181 million was recorded as a regulatory liability and $143 million was included in accrued asset removal costs.  At December 31, 2002, the provision for nuclear decommissioning included in accrued asset removal costs totaled approximately $1.7 billion.   During 2003, in accordance with FAS 143, FPL recognized approximately $101 million of accretion expense related to its nuclear decommissioning obligations, which is included in depreciation and amortization expense. During 2002 and 2001, FPL accrued decommissioning expense of approximately $81 million and $85 million, respectively, which is included in depreciation and amortization expense.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL.  Consistent with regulatory treatment, securities held in the decommissioning funds are carried at market value with market adjustments resulting in a corresponding adjustment to the related liability accounts.  See Note 11 - Special Use Funds. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes, are reinvested in the funds.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Seabrook's current decommissioning funding plan is based on a funding date of 2026.  The funding plan is based on a comprehensive nuclear decommissioning study reviewed by the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 1999 and is effective for four years.  Seabrook filed an updated nuclear decommissioning study in mid-2003 with the NDFC.  These studies assume that Seabrook would begin decommissioning in 2026 and that FPL Energy's 88.23% portion of the ultimate cost of decommissioning Seabrook, including costs associated with spent fuel storage, is $1.5 billion, or $553 million, expressed in 2003 dollars.  At December 31, 2003, FPL Energy had an ARO related to nuclear decommissioning of $163 million.  At December 31, 2002, FPL Energy's provision for nuclear decommissioning was approximately $152 million and is included in accrued asset removal costs on FPL Group's consolidated balance sheets.  The liability is being accreted using the interest method over an assumed license extension period that runs through 2050.  In 2003 and 2002, FPL Energy recorded approximately $11 million and $2 million of accretion expense, respectively, related to Seabrook's nuclear decommissioning liability, which is included in depreciation and amortization expense.   FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook is included in FPL Group's special use funds.  Marketable securities held in the decommissioning fund are classified as available for sale and are carried at market value with market adjustments resulting in a corresponding adjustment to other comprehensive income.  Fund earnings are reinvested in the funds either on a pretax or after tax basis.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  See Note 11 - Special Use Funds.

Dismantlement of Fossil Plant - Fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years.  FPL's latest fossil fuel plant dismantlement studies became effective January 1, 2003, and indicated an increase in the annual expense from $16 million to $19 million.  The studies indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  At December 31, 2003 and 2002, the provision for fossil dismantlement included in accrued asset removal costs totaled approximately $274 million and $260 million, respectively.  FPL recognized fossil dismantlement expense of approximately $19 million in 2003 and $16 million in both 2002 and 2001, which is included in depreciation and amortization expense.

Accrual for Major Maintenance Costs - Consistent with regulatory treatment, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  During 2002, the FPSC authorized deferral and amortization of the estimated costs for inspection and repair of FPL's four reactor vessel heads on a levelized basis over a five-year period beginning in 2002.  The accrued liability for nuclear maintenance costs, including those for the reactor vessel heads, at December 31, 2003 and 2002 totaled $52 million and $51 million, respectively, and is included in other current liabilities and other liabilities.  Any difference between the estimated and actual costs is included in O&M expenses when known.

FPL Energy's estimated major maintenance costs for each generating unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  The accrued liability for FPL Energy's major maintenance costs totaled $41 million and $47 million at December 31, 2003 and 2002, respectively, and is included in other liabilities.  Any difference between the estimated and actual costs is included in O&M expenses when known.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2003 and 2002, FPL Group had approximately $76 million and $36 million, respectively, of restricted cash included in other current assets on FPL Group's consolidated balance sheets, essentially all of which is restricted for debt service payments, construction liabilities and O&M expenses.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is determined by multiplying the previous six months of revenues by a bad debt percentage, which represents an average of the past two years' actual write-offs.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  FPL Energy and FPL FiberNet, LLC (FPL FiberNet) regularly review collectibility of their receivables and establish a provision for losses when necessary using the specific identification method.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  FPL Energy's oil and gas inventories are carried at the lower of cost or market using a weighted-average cost basis.  FPL Energy's spare parts are carried at the lower of cost or market using specifically identified cost.  FPL FiberNet utilizes a weighted-average cost method to value its inventory.

Energy Trading - FPL Energy engages in limited energy trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  In accordance with Emerging Issues Task Force Issue No. (EITF) 02-3, trading contracts that meet the definition of a derivative are accounted for at market value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 3.

Storm Fund - The storm and property insurance reserve fund (storm fund) provides coverage toward FPL's storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants.  Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve.  See Note 11 - Special Use Funds and Note 17 - Insurance. Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  Accordingly, at December 31, 2003, the storm and property insurance reserve (approximately $327 million) equals the amount in the storm fund (approximately $200 million) plus related deferred income taxes (approximately $127 million).

Investments in Leveraged Leases - Subsidiaries of FPL Group, other than FPL, have investments in leveraged leases, which at December 31 of both 2003 and 2002 totaled $106 million, and are included in other investments on FPL Group's consolidated balance sheets.  The related deferred tax liabilities totaled $99 million and $108 million at December 31, 2003 and 2002, respectively, and are included in accumulated deferred income taxes.  See Note 17 - Other Contingencies.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  See Note 6.

Goodwill and Other Intangible Assets - Effective January 1, 2002, FPL Group adopted FAS 142, "Goodwill and Other Intangible Assets."  Under this statement, the amortization of goodwill is no longer permitted.  Instead, goodwill is assessed for impairment at least annually by applying a fair value based test.  See Note 5.

Stock-Based Compensation - FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation.  In May 2003, FPL Group announced it would begin using the fair value based method of accounting for stock-based compensation beginning in 2004.  Through 2003, however, FPL Group used the intrinsic value based method of accounting as permitted by the statement.  Stock-based compensation expense was approximately $19 million, $23 million and $22 million in 2003, 2002 and 2001, respectively.  Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods.  The following table illustrates the effect on net income and earnings per share if FPL Group's compensation expense relating to options had been determined using the fair value based method:

	Years Ended December 31,

	2003	2002	2001

	(millions, except per share amounts)

Net income, as reported	$890	$473	$781
Deduct: Stock option-based compensation expense determined
under the fair value based, net of related income tax effects	(7)	(7)	(6)

Pro forma net income	$883	$466	$775

Earnings per share:
Basic - as reported	$5.01	$2.74	4.63
Basic - pro forma	$4.97	$2.69	4.60

Assuming dilution - as reported	$5.00	$2.73	4.62
Assuming dilution - pro forma	$4.96	$2.69	4.59

The weighted-average fair value of options granted was $8.37, $9.33 and $10.17 in 2003, 2002 and 2001, respectively.  The fair value of the options granted in 2003, 2002 and 2001 were estimated on the date of the grant using the Black-Scholes option-pricing model with a weighted-average expected dividend yield of 3.97%, 4.04% and 4.23%, a weighted-average expected volatility of 19.99%, 19.18% and 19.01%, a weighted-average risk-free interest rate of 3.48%, 4.99% and 4.98%, respectively, and a weighted-average expected term of 7 year for each of three years.

Retirement of Long-Term Debt - Gains and losses that result from differences in FPL's reacquisition cost and the book value of long-term debt which is retired are deferred and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process.  See Regulation.  FPL Group Capital Inc (FPL Group Capital) recognizes as expense any such excess at time of retirement.

Retirement of Preferred Stock - Gains and losses that result from differences in FPL's reacquisition cost and the book value of preferred stock which is retired are recognized as expense at the time of retirement.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  FPL Group's subsidiaries are included in the consolidated federal income tax return and determine their income tax provisions on the "separate return method."  The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules.  This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  Production tax credits generated by certain wind operations of FPL Energy are utilized currently as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  See Regulation and Note 4.

Guarantees - FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  See Note 17 - Commitments.

Variable Interest Entities (VIEs) - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities."  The interpretation requires FPL Group and FPL to assess the variable interests they hold and to determine if those entities are VIEs. See Note 10.

2.  Employee Retirement Benefits

FPL Group sponsors a noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  In addition, FPL Group sponsors a substantially contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements who elect participation at the time of retirement.

Benefit Obligations - FPL Group uses a measurement date of September 30 for its pension and other benefits plans.  The following table provides a reconciliation of the changes in the benefit obligations of the plans:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(millions)

Obligation at October 1 of prior year	$1,405	$1,353	$469	$387
Service cost	51	52	7	6
Interest cost	83	84	27	24
Participant contributions	-	-	3	2
Plan amendments	-	(3)	-	-
Seabrook acquisition	-	48	-	12
Special termination benefits	-	4	-	-
Actuarial (gains) losses - net	53	(55)	8	68
Benefit payments	(93)	(78)	(26)	(30)

Obligation at September 30	$1,499	$1,405	$488	$469

FPL Group's accumulated benefit obligation, which includes no assumption about future compensation levels, for its pension plan at September 30, 2003 and 2002 was $1,449 million and $1,357 million, respectively.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	4.00%	4.50%	4.00%	4.50%

A 9.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.00% by 2012 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:
	One Percentage Point

	Increase	Decrease

	(millions)

Effect on other benefits obligation at September 30, 2003	$9	$(9)

Plan Assets - The following table provides a reconciliation of the fair value of assets of the plans.  Employer contributions and benefits paid in the table below include only those amounts contributed directly to, or paid directly from, plan assets.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(millions)

Fair value of plan assets at October 1 of prior year	$2,388	$2,546	$45	$74
Actual return on plan assets	402	(80)	15	(1)
Employer contributions	-	-	18	-
Participant contributions	-	-	2	2
Benefit payments	(93)	(78)	(26)	(30)

Fair value of plan assets at September 30	$2,697	$2,388	$54	$45

FPL Group's current investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses while preserving capital.

FPL Group's pension plan fund has a relatively conservative strategic asset allocation that targets a mix of 50% equity investments and 50% fixed income investments.  The fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, utilizing a combination of different investment styles and vehicles.  The pension fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles. These equity and debt security commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

At September 30, the asset allocation for FPL Group's pension fund is as follows:

	2003	2002

Asset Category

Equity	16%	15%
Equity commingled vehicles	35	30
Debt securities	32	34
Debt security commingled vehicles	17	21

Total	100%	100%

With regard to its other benefits, FPL Group's policy is to fund claims as incurred during the year through FPL Group contributions, participant contributions and plan assets.  The other benefits' assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plan fund has a relatively conservative strategic asset allocation that targets a mix of 55% equity investments and 45% fixed income investments.  The fund's investment strategy emphasizes traditional investments, diversified among equity and fixed income investments. The fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

At September 30, the asset allocation for FPL Group's other benefits fund is as follows:

	2003	2002

Asset Category

Equity	33%	25%
Equity commingled vehicles	14	16
Debt securities	2	37
Debt security commingled vehicles	51	22

Total	100%	100%

Funded Status - The following table reconciles the funded status of the plans to the amounts on the consolidated balance sheets:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(millions)

Fair value of plan assets	$2,697	$2,388	$54	$45
Benefit obligation	(1,499)	(1,405)	(488)	(469)

Funded status at September 30	1,198	983	(434)	(424)
Unrecognized prior service (benefit) cost	(38)	(43)	-	-
Unrecognized transition (asset) obligation	(23)	(47)	31	35
Unrecognized (gain) loss	(459)	(338)	119	127
Other	-	-	6	-

Prepaid (accrued) benefit cost at FPL Group at December 31	$678	$555	$(278)	$(262)

Prepaid (accrued) benefit cost at FPL at December 31	$672	$573	$(254)	$(243)

Expected Cash Flows - FPL Group does not expect to make contributions to the pension plan in calendar year 2004.  FPL Group expects to contribute $27 million to the other benefits plan in calendar year 2004.

The following table provides information about benefit payments expected to be paid by the plans for each of the following calendar years:
	Pension Benefits	Other Benefits

	(millions)

2004	$101	$33
2005	$106	$36
2006	$114	$39
2007	$121	$43
2008	$126	$47
2009-2013	$693	$279
Net Periodic Cost - The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2003	2002	2001	2003	2002	2001

	(millions)

Service cost	$51	$52	$48	$7	$6	$6
Interest cost	83	84	82	27	24	24
Expected return on plan assets	(199)	(196)	(185)	(4)	(6)	(7)
Amortization of transition (asset) obligation	(23)	(23)	(23)	3	3	3
Amortization of prior service (benefit) cost	(5)	1	5	-	-	-
Amortization of (gains) losses	(30)	(32)	(37)	6	1	-
Cost of special termination benefits	-	4	-	-	-	-

Net periodic benefit (income) cost at FPL Group	$(123)	$(110)	$(110)	$39	$28	$26

Net periodic benefit (income) cost at FPL	$(99)	$(100)	$(102)	$35	$27	$25

The following table provides the weighted-average assumptions used to determine net periodic benefit (income) cost for the plans:

	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2003	2002	2001	2003	2002	2001

Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Salary increase	4.50%	5.50%	5.50%	4.50%	5.50%	5.50%
Expected long-term rate of return (a)	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
_____________________
(a)

In developing the expected long-term rate of return on assets assumption for its plans, FPL Group evaluated input from its actuaries as well as information available in the market place. FPL Group considered the 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds. FPL Group also considered its funds' historical compounded returns.   No specific adjustments were made to reflect expectations of future returns.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have had the following effect:

	One Percentage Point

	Increase	Decrease

	(millions)

Effect on total service and interest cost at September 30, 2003	$1	$(1)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit.  The Act became law after FPL's September 30, 2003 measurement date.  As a result of this Act, in January 2004, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Accordingly, FPL must decide in the first quarter of 2004 whether to begin recognizing the effects of the Act or defer recognition, pending authoritative guidance on the appropriate accounting treatment for the federal subsidy.

3.  Derivative Instruments

Effective January 2001, FPL Group and FPL adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133).  As a result, beginning in January 2001, derivative instruments are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity contracts, as well as to optimize the value of power generation assets.

Effective July 2003, FPL Group and FPL adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  There was no financial statement impact upon adoption of FAS 149.  However, the statement could have a significant future impact on the number of contracts that will be marked to market through earnings.

Effective July 2002, FPL Group and FPL adopted EITF 02-03.  In accordance with this guidance, trading contracts that meet the definition of a derivative are accounted for at market value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.

Effective October 2003, FPL Group and FPL adopted EITF 03-11, which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross or net basis and requires realized gains or losses on derivative contracts that do not settle physically to be reported on a net basis. The guidance in EITF 03-11 was applied to all periods presented and was applied using a revised definition of "physical delivery."  Based on changes made by FAS 149, FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore, under these new rules, physical delivery has not occurred. Previously, FPL Group and FPL generally reported contracts requiring physical delivery of a commodity on a gross basis, even when an offsetting position existed. Under EITF 03-11, FPL Group reduced operating revenues and fuel, purchased power and interchange expense by $416 million for the nine months ended September 30, 2003 and $134 million and $115 million for the years ended December 31, 2002 and 2001, respectively.  FPL had no significant change as a result of adopting EITF 03-11.

Effective October 2003, FPL Group and FPL also adopted the U.S. Securities and Exchange Commission (SEC) staff guidance requiring the realized and unrealized effects of derivative instruments not accounted for as hedges to be reported within the same caption on the statements of income.  All periods presented have been reclassified to reflect this guidance. Previously, FPL Group reflected unrealized gains and losses related to non-qualifying hedges in other - net and the related realized gains and losses for these instruments within the line items in the statements of income to which they relate.  FPL had no significant change as a result of adopting the SEC staff guidance.  The following table reflects the effects of FPL Group adopting the SEC staff guidance:
	Nine Months Ended September 30,	Years Ended December 31,

	2003	2002	2001

	(millions)
Increase (decrease) by line item:
Operating revenues	$7	$(4)	$6
Fuel, purchased power and interchange	$6	$(1)	$(7)
Other - net	$(1)	$3	$(13)

At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any related gains or losses will be passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized net in operating revenues for trading and managed hedge activities and in the same line item as the related realized amounts for non-qualifying hedges in FPL Group's consolidated statements of income unless hedge accounting is applied.  While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge, it must be highly effective and physical delivery must be probable for forecasted commodity transactions.  The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.  Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges which have expiration dates through December 2008.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of income to which they relate.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees are as follows:

	Years Ended December 31,

	2003	2002	2001

	(millions)

Consolidated subsidiaries	$16	$5	$13
Equity method investees	$21	$5	$(1)

4. Income Taxes
The components of income taxes, including deferred regulatory credit, are as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2003	2002	2001	2003	2002	2001

	(millions)
Federal:
Current	$(181)	$(70)	$432	$214	$92	$546
Deferred	507	283	(76)	145	277	(203)
ITC	(20)	(20)	(22)	(20)	(20)	(22)

Total federal	306	193	334	339	349	321

State:
Current	(21)	(22)	55	37	12	91
Deferred	83	73	(10)	27	52	(29)

Total state	62	51	45	64	64	62

Total income taxes	$368	$244	$379	$403	$413	$383

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2003	2002	2001	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	3.2	3.5	2.5	3.6	3.7	3.7
Allowance for other funds used during construction	(0.4)	-	-	(0.4)	-	-
Amortization of ITC	(1.6)	(2.1)	(1.9)	(1.7)	(1.7)	(2.0)
Production tax credits - FPL Energy	(6.2)	(5.7)	(2.3)	-	-	-
Amortization of deferred regulatory credit - income taxes	(0.8)	(1.1)	(1.0)	(0.8)	(0.9)	(1.1)
Adjustments of prior years' tax matters	(0.6)	(3.2)	(0.8)	(0.7)	-	(0.6)
Preferred stock dividends - FPL	0.4	0.6	0.5	-	-	-
Other - net	0.2	(1.0)	0.7	(0.2)	-	0.6

Effective income tax rate	29.2%	26.0%	32.7%	34.8%	36.1%	35.6%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:
	FPL Group		FPL

	December 31,		December 31,

	2003	2002	2003	2002

	(millions)
Deferred tax liabilities:
Property-related	$2,570	$2,010	$1,771	$1,654
Investment-related	297	275	-	-
Other	632	492	523	399

Total deferred tax liabilities	3,499	2,777	2,294	2,053

Deferred tax assets and valuation allowance:
Asset writedowns	244	250	-	-
Unamortized ITC and deferred regulatory credit - income taxes	56	74	56	74
Storm and decommissioning reserves	362	331	362	331
Post retirement benefits	108	102	108	102
Other	601	494	353	331
Valuation allowance	(27)	(21)	-	-

Net deferred tax assets	1,344	1,230	879	838

Accumulated deferred income taxes	$2,155	$1,547	$1,415	$1,215

Deferred tax liabilities associated with property-and investment-related assets reflect additional first year depreciation as allowed by recent tax legislation.  In addition, a capital loss from the disposition in a prior year of an FPL Group Capital subsidiary was limited by Internal Revenue Service (IRS) rules.  FPL Group challenged the IRS loss limitation and in March 2002, the IRS conceded the issue.  Accordingly, FPL Group recognized approximately $30 million of net tax benefits in the first quarter of 2002.

5.  Goodwill and Other Intangible Assets

Effective January 1, 2002, FPL Group adopted FAS 142, "Goodwill and Other Intangible Assets."  Under this statement, the amortization of goodwill is no longer permitted.  Instead, goodwill is assessed for impairment at least annually by applying a fair value based test.  In January 2002, FPL Energy recorded an impairment loss of $365 million ($222 million after tax) as the cumulative effect of adopting FAS 142, eliminating all goodwill previously included in other assets on FPL Group's consolidated balance sheets.  Estimates of fair value were determined using discounted cash flow models.

The following table provides reported net income and earnings per share excluding the impact of adopting FAS 142 and the pro forma effect on prior years of excluding goodwill amortization expense:
	Years Ended December 31,

	2002	2001

	(millions, except per share amounts)

Net income	$473	$781
Add back: Cumulative effect of adopting FAS 142, net of income taxes of $143	222	-

Net income excluding cumulative effect	695	781
Add back: Goodwill amortization, net of income taxes of $4	-	6

Adjusted net income	$695	$787

Earnings per share (basic)	$2.74	$4.63
Add back: Cumulative effect of adopting FAS 142	1.28	-

Earnings per share excluding cumulative effect	4.02	4.63
Add back: Goodwill amortization	-	0.03

Adjusted earnings per share (basic)	$4.02	$4.66

Earnings per share (assuming dilution)	$2.73	$4.62
Add back: Cumulative effect of adopting FAS 142	1.28	-

Earnings per share excluding cumulative effect	4.01	4.62
Add back: Goodwill amortization	-	0.04

Adjusted earnings per share (assuming dilution)	$4.01	$4.66

6.  Restructuring and Impairment Charges

FPL Group recorded charges totaling $207 million ($127 million after tax) in the third quarter of 2002 due to unfavorable market conditions in the wholesale energy and telecommunications markets.  As of September 30, 2002, approximately $29 million of the total nonrecurring charges were recognized as liabilities and were included in other current liabilities on FPL Group's consolidated balance sheets.  During 2003 and 2002, approximately $24 million and $3 million, respectively, were charged against the liabilities.  As of December 31, 2003, a balance of approximately $2 million remains and is included in other current liabilities on FPL Group's consolidated balance sheets.

FPL Energy - Over the last several years, there has been a general decline in the wholesale energy markets, including deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that have limited the number of counterparties with which FPL Energy does business.  During 2002, FPL Energy conducted a thorough review of its business development plans, organizational structure and expenses.  As a result, FPL Energy decided to substantially exit fossil-fueled greenfield merchant power plant development activities, which resulted in the write-off of approximately $67 million ($41 million after tax) of previously capitalized development costs.

An agreement for the supply of gas turbines and other related equipment was renegotiated during 2002 to significantly reduce the commitment to purchase such equipment, resulting in a charge totaling approximately $16 million ($10 million after tax).

FPL Energy also realigned its organizational structure during 2002 to lower general and administrative expenses and took other actions associated with the restructuring.  The operating lease agreement with a special purpose entity and the related credit facility used to finance certain turbine purchases were terminated during 2002.  Together these resulted in a charge of approximately $20 million ($12 million after tax).

Corporate and Other - Due to the changing telecommunications market, FPL FiberNet completed valuation studies to assess the recoverability of its assets and as a result in 2002 recorded charges of approximately $104 million ($64 million after tax).  Of this amount, $85 million ($52 million after tax) represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis.  Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges of $19 million ($12 million after tax) were recognized related to the write-off of development costs and inventory.

7.  Merger

In July 2000, FPL Group and Entergy Corporation (Entergy) announced a proposed merger, which was approved by the shareholders of the respective companies in December 2000.  Subsequently, a number of factors led FPL Group to conclude the merger would not achieve the synergies or create the shareholder value originally contemplated when the merger was announced. As a result, on April 1, 2001, FPL Group and Entergy mutually terminated the merger agreement.  Both companies agreed that no termination fee was payable under the terms of the merger agreement as a result of this termination.  Each company paid its own merger-related expenses.  FPL Group recorded $30 million in merger-related expenses in 2001, of which FPL recorded $26 million ($16 million after tax) and Corporate and Other recorded $4 million ($3 million after tax).

8. Comprehensive Income
The following table provides the components of comprehensive income and accumulated other comprehensive income (loss):

		Accumulated Other Comprehensive Income (Loss)

	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Comprehensive Income

	(millions)

Balances, December 31, 2000		$-	$-	$-

Net income	$781				$781
Net unrealized loss on cash flow hedges:
FAS 133 transition adjustment (net of $6 tax expense)		10	-	10	10
Effective portion of net unrealized loss (net of $13 tax benefit)		(21)	-	(21)	(21)
Reclassification adjustment (net of $2 tax expense)		3	-	3	3

Balances, December 31, 2001		(8)	-	(8)	$773

Net income	$473				$473
Net unrealized gain on cash flow hedges:
Effective portion of net unrealized gain (net of $21 tax
expense)		33	-	33	33
Reclassification adjustment (net of $4 tax benefit)		(6)	-	(6)	(6)
Minimum supplemental executive retirement plan
liability adjustment (net of $3 tax benefit)		-	(4)	(4)	(4)
Net unrealized gain on available for sale securities
(net of $1 tax expense)		-	1	1	1

Balances, December 31, 2002		19	(3)	16	497

Net income	$890				$890
Net unrealized gain on cash flow hedges:
Effective portion of net unrealized gain: (a)
Consolidated subsidiaries (net of $7 tax expense)		11	-	11	11
Equity method investees (net of $7 tax expense)		11	-	11	11
Reclassification adjustment: (b)
Consolidated subsidiaries (net of $23 tax benefit)		(35)	-	(35)	(35)
Equity method investees (net of $7 tax benefit)		(12)	-	(12)	(12)
Net unrealized loss on interest rate swaps
(net of $3 tax benefit)		(4)	-	(4)	(4)
Net unrealized gain on available for sale securities
(net of $11 tax expense)		-	17	17	17

Balances, December 31, 2003		$(10)	$14	$4	$878

_____________________
(a)

Approximately $1 million of FPL Group's accumulated other comprehensive income at December 31, 2003 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold.

(b)

Includes amounts reclassified into earnings due to settlements of approximately $44 million and discontinuance of cash flow hedges of approximately $3 million for which the hedged transaction is no longer probable of occurring.

9.  Jointly-Owned Electric Plant

The following FPL Group subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and income statement captions.  FPL Group's and FPL's share of direct expenses for these facilities are included in fuel, purchased power and interchange, other operations and maintenance, depreciation and amortization and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income.

FPL - FPL owns approximately 85% of St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4.  At December 31, 2003, FPL's proportionate share of the gross investment in these units was $1.178 billion, $328 million and $575 million, respectively; accumulated depreciation was $825 million, $200 million and $355 million, respectively.  FPL is responsible for its share of the operating costs, as well as providing its own financing. These costs are included in FPL Group's and FPL's consolidated statements of income.  At December 31, 2003, there was no significant balance of construction work in progress on these facilities.  See Note 17 - Litigation.

FPL Energy - To strengthen its competitive position in the northeast energy market, on November 1, 2002, FPL Energy completed the purchase of an 88.23% undivided interest, or 1,024 megawatts (mw), in Seabrook located in New Hampshire.  The transaction was financed through general funds of FPL Group Capital.  Since November 1, 2002, FPL Energy's proportionate share of Seabrook's results have been included in FPL Group's consolidated financial statements.  The following table summarizes the allocation of purchase price based upon estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (millions):

Property, plant and equipment	$774
Decommissioning trust fund	227
Other assets	61

Total assets acquired	1,062

Nuclear decommissioning liability	150
Other liabilities	104

Total liabilities assumed	254

Net assets acquired	$808

At December 31, 2003, FPL Energy's proportionate share of the gross investment in property, plant and equipment was $843 million and accumulated depreciation was $49 million.  FPL Energy is responsible for its share of the operating costs, as well as providing its own financing. These costs are included in FPL Group's consolidated statements of income.  At December 31, 2003, included in gross investment in property, plant and equipment was $35 million of construction work in progress for capital projects underway at Seabrook.

FPL Energy owns approximately 61.78% of Wyman Station Unit No. 4, an oil-fired power plant unit located in Maine.  At December 31, 2003, FPL Energy's proportionate share of the gross investment in property, plant and equipment was $75 million and accumulated depreciation was $17 million.  FPL Energy is responsible for its share of the operating costs, as well as providing its own financing.  These costs are included in FPL Group's consolidated statements of income. At December 31, 2003, there was no construction work in progress on this power plant.

10.  Variable Interest Entities

In January 2003, the FASB issued FIN 46, "Consolidations of Variable Interest Entities."  In December 2003, the FASB revised FIN 46, which partially delayed its effective date for public companies until the first quarter of 2004, but permitted companies to choose earlier adoption for some or all of their investments.  FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would be required to deconsolidate VIEs which are currently consolidated when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.

FPL Group and FPL consolidated two VIEs as of July 1, 2003, which are discussed below.  FPL Group and FPL will continue to analyze their other investments and contractual relationships to determine if other entities should be consolidated or deconsolidated in accordance with FIN 46.

FPL - FPL leases nuclear fuel for all four of its nuclear units.  For ratemaking purposes, these leases are classified as operating leases.  For financial reporting, the capital lease obligation was recorded at the amount due in the event of lease termination.  FPL makes quarterly payments to the lessor for the lease commitments.  The lessor has issued senior secured notes to fund the procurement of nuclear fuel and has established a revolving credit facility to support its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the lessor under the notes and credit facility.

FPL Energy - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with a special purpose entity (SPE) lessor to lease a 550-mw combined-cycle power generation plant through 2007.  At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group.  At December 31, 2002, the commitment was capped at costs incurred of $380 million.  The $380 million commitment included $364 million of debt and $16 million of equity.  The conditions to achieve project completion were satisfied as of December 27, 2002, at which time the base lease term began. The FPL Energy subsidiary began making quarterly lease payments on March 31, 2003.  The quarterly lease payments are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs.

The FPL Energy subsidiary has the option to purchase the plant at any time during the remaining lease term for 100% of the outstanding principal balance of the loans and equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents. However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase the plant for the same cost. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee must be paid, and the plant will be sold.  Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary.  FPL Group Capital has guaranteed certain obligations of the FPL Energy subsidiary under the lease agreement.  The equity holders control the lessor.

As a result of the consolidation of the above mentioned VIEs beginning July 1, 2003, FPL Group's and FPL's consolidated balance sheets line items increased (decreased) by the following amounts:

	FPL Group	FPL

	(millions)
Assets:
Electric utility plant in service and other property	$354	$-
Nuclear fuel	257	257
Less accumulated depreciation and amortization	265	257
Materials, supplies and fossil fuel inventory	9	-
Other	11	1

Total Assets	$366	$1

Capitalization and Liabilities:
Retained earnings	$(5)	$-
Accumulated other comprehensive loss	(7)	-
Long-term debt	486	135
Commercial paper	29	29
Accounts payable	(12)	(12)
Other	(125)	(151)

Total Capitalization and Liabilities	$366	$1

The cumulative effect on FPL Group's net income of implementing FIN 46 for the VIEs discussed above is approximately a $3 million loss (net of income taxes of $2 million) and zero for FPL.

11.  Financial Instruments

The carrying amounts of cash equivalents, commercial paper and notes payable approximate fair values.  At December 31, 2003 and 2002, other investments of FPL Group included financial instruments of approximately $300 million and $240 million, respectively, the majority of which consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.  See Notes 12 and 17 - Other Contingencies.

The following estimates of the fair value of financial instruments have been made using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31, 2003			December 31, 2002

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$9,090	$9,548	(a)	$5,895	$6,222	(a)
Special Use Funds:
Storm fund	$200	$200	(a)	$183	$183	(a)
Nuclear decommissioning fund	$2,048	$2,048	(a)	$1,738	$1,738	(a)
Other investments	$57	$57	(a)	$41	$41	(a)
Interest rate swaps - net unrealized loss	$(10)	$(10)	(b)	$-	$-

FPL:
Long-term debt, including current maturities	$3,074	$3,193	(a)	$2,434	$2,578	(a)
Special Use Funds:
Storm fund	$200	$200	(a)	$183	$183	(a)
Nuclear decommissioning fund	$1,774	$1,774	(a)	$1,510	$1,510	(a)
_____________________
(a)				Based on quoted market prices for these or similar issues.
(b)				Based on market prices provided by external sources or modeled internally.

Special Use Funds - The special use funds consist of FPL's storm fund assets and FPL Group's nuclear decommissioning fund assets.  Securities held in the special use funds are carried at estimated fair value based on quoted market prices.  FPL Group's nuclear decommissioning funds consist of approximately 45% equity securities and 55% municipal, government, corporate and mortgage- and other asset-backed debt securities (44% and 56% for FPL, respectively) with a weighted-average maturity of approximately 7 years.  FPL's storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately 3 years. The cost of securities sold is determined on the specific identification method.

The following tables provide the special use funds approximate gains and losses and proceeds from the sale of securities:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2003	2002	2001	2003	2002	2001

	(millions)

Realized gains	$26	$28	$30	$25	$27	$30
Realized losses	$20	$16	$16	$19	$16	$16
Proceeds from sale of securities	$2,735	$2,524	$1,778	$2,702	$2,435	$1,778
	FPL Group			FPL

	December 31,			December 31,

	2003		2002	2003		2002

	(millions)

Unrealized gains	$300		$143	$271		$142
Unrealized losses	$2	(a)	$44	$1	(a)	$42
_____________________
(a)

At December 31, 2003, FPL Group had 9 securities in an unrealized loss position for greater than twelve months, including 1 security for FPL.  The total unrealized loss on these securities was less than $1 million and the fair value was approximately $8 million for FPL Group, including less than $1 million for FPL.

Regulations issued by the FERC and the Nuclear Regulatory Commission (NRC) provide general risk management guidelines to protect nuclear decommissioning trust funds and to allow such funds to earn a reasonable return.  The FERC regulations set forth in the Code of Federal Regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or other mutual funds.  Similar restrictions applicable to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant are contained in the NRC operating license for that facility.  Effective December 24, 2003, NRC regulations applicable to NRC licensees not in cost-of-service environments require similar investment restrictions. The NRC's regulations permit licensees with operating licenses containing conditions restricting the use of decommissioning trust funds to rely on those conditions in lieu of compliance with the new NRC regulations.  FPL Energy's Seabrook nuclear plant contains such restrictions in its NRC operating license.  With respect to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant, decommissioning trust fund withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The special use funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL.  The special use fund assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

Interest Rate Swaps - FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2003, FPL Group had the following interest rate swaps:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(a)	7.625%	$(2)
	$150	July 2003	September 2006	variable	(b)	7.625%	(2)
	$175	December 2003	June 2004	variable	(c)	6.875%	1

Total fair value hedges							(3)

Cash flow hedges - FPL Energy:
	$103	July 2002	December 2007	4.41%		variable (d)	(4)
	$200	August 2003	November 2007	3.557%		variable (d)	(2)
	$94	December 2003	December 2017	4.245%		variable (e)	(1)

Total cash flow hedges							(7)

Total interest rate hedges							$(10)

_____________________
(a)	Six-month LIBOR plus 4.9900%
(b)	Six-month LIBOR plus 4.9925%
(c)	Six-month LIBOR plus 4.8921%
(d)	Three-month LIBOR
(e)	One-month LIBOR

12.  Investments in Partnerships and Joint Ventures

FPL Energy has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers.  At December 31, 2003 and 2002, FPL Energy's investment in partnerships and joint ventures totaled approximately $346 million and $310 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets.  FPL Energy's interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2003, the principal entities included in FPL Energy's investments in partnerships and joint ventures were Bastrop Energy Partners, LP, Northeast Energy, LP, Cherokee County Cogeneration Partners, LP, Luz Solar Partners LTD., VIII and Luz Solar Partners LTD., IX.

Summarized combined information for these five entities is as follows:
	2003	2002

	(millions)

Net income	$118	$112
Total assets	$1,629	$1,660
Total liabilities	$1,052	$1,158
Partners' equity	$577	$502

FPL Energy's share of underlying equity
in the five entities	$289	$248
Difference between investment carrying amount
and underlying equity in net assets (a)	(12)	(10)

FPL Energy's investment carrying amount for
the five entities	$277	$238

_____________________
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of FPL Energy provide services to the partnerships and joint ventures, including O&M and business management services.  FPL Group's operating revenues for the years ended December 31, 2003, 2002 and 2001 include approximately $16 million, $16 million and $14 million, respectively, related to such services.  The receivables at December 31, 2003 and 2002, for these services, as well as for payroll and other payments made on behalf of these investees, were approximately $19 million and $15 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $107 million and $94 million at December 31, 2003 and 2002, respectively, due from partnerships and joint ventures in which FPL Energy has an ownership interest.  The notes receivable mature in 2004 through 2014 and the majority bear interest at variable rates, which ranged from approximately 6.1% to 8.5% at December 31, 2003 and 5.0% to 6.8% at December 31, 2002.  Interest income on these notes totaling approximately $6 million, $8 million and $12 million for the years ended December 31, 2003, 2002 and 2001, respectively, is included in other -net in FPL Group's consolidated statements of income.  The associated interest receivables as of December 31, 2003 and 2002 were less than $1 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

13.  Common Stock

Earnings per share - The reconciliation of FPL Group's basic and diluted earnings per share is shown below:

	Years Ended December 31,

	2003	2002	2001;

	(millions, except per share amounts)

Numerator (basic and assuming dilution):
Net income	$890	$473	$781

Denominator:
Weighted-average number of shares outstanding - basic	177.5	172.9	168.7
Performance share awards and shareholder value awards, options and equity units (a)	0.7	0.4	0.2

Weighted-average number of shares outstanding - assuming dilution	178.2	173.3	168.9

Earnings per share:
Basic	$5.01	$2.74	$4.63
Assuming dilution	$5.00	$2.73	$4.62
_____________________
(a)

Performance share awards and shareholder value awards are included in diluted weighted-average number of shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Options and equity units (known as Corporate Units) are included in diluted weighted-average number of shares outstanding by applying the treasury stock method.

Shares issuable upon the exercise of stock options and settlement of purchase contracts that form a part of equity units, which were not included in the denominator above due to their antidilutive effect, were approximately 1 million in 2003, 11 million in 2002 and 1.6 million in 2001.  See Note 15.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL.  In 2003, 2002 and 2001, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.  In addition, during 2002, FPL paid special dividends totaling $375 million to FPL Group.  FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group.  These restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

Employee Stock Ownership Plan (ESOP) - The employee thrift plans of FPL Group include a leveraged ESOP feature. Shares of common stock held by the trust for the thrift plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by FPL Group Capital.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense of approximately $25 million, $24 million and $24 million in 2003, 2002 and 2001, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 2003 was approximately $170 million, representing approximately 6 million unallocated shares at the original issue price of $29 per share.  The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock at December 31, 2003 was approximately $383 million.

Long-Term Incentive Plan - At December 31, 2003, approximately 9 million shares of common stock were reserved and 7.6 million were available for awards (including outstanding awards) to officers and employees of FPL Group and its subsidiaries under FPL Group's long-term incentive plan. Restricted stock is issued at market value at the date of grant, typically vests within four years and is subject to, among other things, restrictions on transferability.  Performance share awards and shareholder value awards are typically payable at the end of a three- or four-year performance period if the specified performance criteria are met.
The changes in awards under the long-term incentive plan are as follows:
	Restricted Stock	Performance Share and Shareholder Value Awards	Options

			Number	Weighted-Average Exercise Price

Balances, December 31, 2000	81,250	19,000	392,168	$39.58
Granted	263,825 (a)	617,420 (b)	2,009,200 (c)	$62.04
Paid/released/exercised	(6,600)	(41,492)	(120,380)	$39.01
Forfeited	(30,750)	(49,849)	(137,174)	$62.61

Balances, December 31, 2001	307,725	545,079	2,143,814	$59.19
Granted	127,325 (a)	206,605 (b)	1,669,625 (c)	$54.27
Paid/released/exercised	(123,095)	(246,246)	(69,101)	$41.19
Forfeited	(13,250)	(86,949)	(99,208)	$59.09

Balances, December 31, 2002	298,705	418,489	3,645,130	$57.29
Granted	234,345 (a)	210,433 (b)	1,605,970 (c)	$56.13
Paid/released/exercised	(112,918)	(169,095)	(118,301)	$47.88
Forfeited	(37,444)	(64,181)	(352,387)	$55.63

Balances, December 31, 2003	382,688	395,646	4,780,412 (d)	$57.24

_____________________
(a)				The weighted-average grant date fair value of restricted stock granted in 2003, 2002 and 2001 was $59.00, $54.82 and $60.19 per share, respectively.
(b)				The weighted-average grant date fair value of performance share and shareholder value awards in 2003, 2002 and 2001 was $61.33, $56.95 and $70.25 per share, respectively.
(c)

The exercise price of each option granted in 2003, 2002 and 2001 equaled the market price of common stock on the date of grant.  Accordingly, the weighted-average grant date intrinsic value of all options granted is $0.  Stock options typically vest within three years and have a maximum term of ten years.

(d)

Of the options outstanding at December 31, 2003, 1,444,204 options were exercisable and had exercise prices ranging from $38.13 to $65.13 per share with a weighted-average exercise price of $57.84 per share and a weighted-average remaining contractual life of 7.3 years.  The remainder of the outstanding options had exercise prices ranging from $52.64 to $65.13 per share with a weighted-average exercise price of $57.00 per share and a weighted-average remaining contractual life of 8.4 years.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at an exercise price of $120, subject to adjustment, in the event of certain attempted business combinations.  The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

14.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value.  None of these shares are outstanding.  FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006.  Preferred stock of FPL consists of the following: (a)

	December 31, 2003

	Shares Outstanding (b)	Redemption Price	December 31,

			2003	2002

			(millions)
Cumulative, $100 Par Value, without sinking fund requirements, authorized 15,822,500 shares:
4 1/2% Series	-	$-	$-	$10
4 1/2% Series A	50,000	$103.25	5	5
4 1/2% Series B	-	$-	-	5
4 1/2% Series C	-	$-	-	6
4.32% Series D	-	$-	-	5
4.35% Series E	-	$-	-	5
6.98% Series S	-	$-	-	75
7.05% Series T	-	$-	-	50
6.75% Series U	-	$-	-	65

Total preferred stock of FPL	50,000		$5	$226

_____________________
(a)

FPL's charter also authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares are outstanding.  There were no issuances or redemptions of preferred stock in 2002 or 2001. In November 2003, FPL redeemed 2.2 million shares of preferred stock with an aggregate par value of $221 million for redemption prices per share ranging from $101.00 to $103.52.  In January 2004, FPL sold 0.2 million shares of 4 1/2% Series V preferred stock with an aggregate par value of $20 million to FPL Group.

(b)

FPL's preferred shares are entitled to dividends at the stated rates in preference to FPL's common stockholder, FPL Group.  In the event of voluntary liquidation, the outstanding preferred shares have preference over common shares until an amount equal to the current redemption price of all shares has been paid.  In the event of involuntary liquidation, outstanding preferred shares shall have preference over common shares until the full par value of all shares and all unpaid accumulated dividends thereon have been paid.

15. Debt
Long-term debt consists of the following:
	December 31,

	2003	2002

FPL:	(millions)
First mortgage bonds:
Maturing through 2005 - 6 7/8%	$500	$500
Maturing 2008 through 2013 - 4.85% to 6.00%	825	825
Maturing 2025 through 2034 - 5 5/8% to 7 1/20%	1,000	417
Medium-term notes - maturing 2003 through 2006 - 2.34% to 5.79%	135	70
Pollution control and industrial development series -
maturing 2023 through 2027 - 6.70% to 7.15%	-	24
Pollution control, solid waste disposal and industrial development revenue bonds -
maturing 2020 through 2029 - variable, 1.1% and 1.6% weighted average
annual interest rates, respectively	633	609
Unamortized discount	(19)	(11)

Total long-term debt of FPL	3,074	2,434
Less current maturities	-	70

Long-term debt of FPL, excluding current maturities	3,074	2,364

FPL Group Capital:
Debentures - maturing 2004 through 2009 - 1 7/8% to 7 5/8%	2,600	1,900
Debentures - maturing 2005 - variable, 1.45% weighted average annual interest rate	400	-
Debentures, related to FPL Group's equity units - maturing 2007 and 2008 - 4.75%
to 5.00%	1,081	1,081
Other long-term debt - maturing 2013 - 7.35%	5	5
Term loan facilities - maturing 2004 through 2005 - variable, 1.82% and 2.04%
weighted average annual interest rates, respectively	175	100
Fair value swaps (see Note 11)	(3)	-
Unamortized discount	(6)	(7)

Total long-term debt of FPL Group Capital	4,252	3,079
Less current maturities	275	-
Less fair value swap on current maturities (see Note 11)	1	-

Long-term debt of FPL Group Capital, excluding current maturities	3,976	3,079

FPL Energy:
Senior secured bonds - maturing 2017 through 2023 - 6.639% to 7.52%	852	382
Senior secured notes - maturing 2020 - 7.11%	115	-
Construction term facility - maturing 2008 - variable, 2.90%
weighted average annual interest rate	315	-
Other long-term debt - maturing 2007 through 2017 - variable, 2.32%
weighted average annual interest rate	482	-

Total long-term debt of FPL Energy	1,764	382
Less current maturities	91	35

Long-term debt of FPL Energy, excluding current maturities	1,673	347

Total long-term debt	$8,723	$5,790

In January 2004, FPL issued $240 million principal amount of 5.65% first mortgage bonds maturing in February 2035.  The proceeds were used to repay a portion of its short-term borrowings and for other corporate purposes.

Minimum annual maturities of long-term debt for FPL Group are approximately $367 million, $1,294 million, $1,351 million, $1,493 million and $1,021 million for 2004, 2005, 2006, 2007 and 2008, respectively.  The amounts for FPL are $500 million, $135 million and $200 million for 2005, 2006 and 2008, respectively, with no long-term debt scheduled to mature in 2004 or 2007.

At December 31, 2003, commercial paper borrowings and notes payable had a weighted-average interest rate of 1.24% for FPL Group (1.11% for FPL).  Available lines of credit aggregated approximately $3.0 billion ($2.0 billion for FPL Group Capital and $1.0 billion for FPL) at December 31, 2003, all of which were based on firm commitments.  While no direct borrowings were outstanding at December 31, 2003, undrawn letters of credit totaling $85 million were outstanding under the FPL Group Capital credit facilities.  No letters of credit were outstanding under the FPL credit facilities.

FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital issued $575 million principal amount of 4.75% debentures due February 16, 2007.  The interest rate on the debentures is expected to be reset on or after November 16, 2004.  The interest rate resets, upon a successful remarketing of the debentures, at the rate the debentures should bear to have an approximate market value of 100.5% of par. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group will make payments of 3.75% of the unit's $50 stated value until the shares are purchased.  Under the terms of the purchase contracts, FPL Group will issue between 9,271,300 and 10,939,950 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment under certain circumstances) and receive approximately $575 million.

In June 2002, FPL Group sold concurrently a total of 5.75 million shares of common stock and 10.12 million 8% Corporate Units.  In connection with the corporate units financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008.  The interest rate on the debentures is expected to be reset on or after August 16, 2005. The interest rate resets, upon a successful remarketing of the debentures, at the rate the debentures should bear to have an approximate market value of 100.5% of par.  Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group will make payments of 3% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 7,450,344 and 8,940,008 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment under certain circumstances) and receive approximately $506 million.

Prior to the issuance of FPL Group's common stock, the purchase contracts will be reflected in FPL Group's diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts over the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement.

16.  Asset Retirement Obligations

Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations."  This statement requires that a liability for the fair value of an ARO be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Prior to January 1, 2003, FPL accrued for decommissioning and dismantlement costs over the life of the related asset through depreciation expense.

Upon adoption of FAS 143, with respect to amounts for nuclear decommissioning, FPL recorded an ARO of approximately $1.8 billion, capitalized a net asset related to the ARO of approximately $231 million and reversed the approximately $1.6 billion it had previously recorded in accumulated depreciation.  The difference, approximately $29 million, was deferred as a regulatory liability.  FPL's AROs other than nuclear decommissioning were not significant.  The adoption of FAS 143 results in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  Accordingly, any differences between the ongoing expense recognized under FAS 143 and the amount recoverable through rates are deferred in accordance with FAS 71.  FPL recorded accretion expense of approximately $101 million for the year ended December 31, 2003.  No other adjustments were made to FPL's ARO during the year ended December 31, 2003.  Had FAS 143 been applied in 2002 and 2001, FPL would have recorded AROs of approximately $1.8 billion and $1.7 billion at December 31, 2002 and 2001, respectively.  Pro forma net income has not been presented for FPL for the years ended December 31, 2003, 2002 and 2001 because the pro forma application of FAS 143 to prior periods would result in the same pro forma net income as the actual amounts reported for those periods due to the regulatory treatment mentioned above.

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

In addition to the amounts recorded by FPL, upon adoption of FAS 143, FPL Energy increased its ARO by approximately $6 million to a total ARO of approximately $164 million and increased its net property, plant and equipment by approximately $6 million.  Approximately $152 million of FPL Energy's ARO related to the nuclear decommissioning obligation of Seabrook, and the remainder primarily represented the current estimated fair value of obligations to dismantle its wind facilities located on leased property and certain hydro facilities.  The cumulative effect on FPL Energy's net income of adopting FAS 143 was immaterial.  FPL Energy recorded accretion expense of approximately $12 million for the year ended December 31, 2003, and approximately $2 million in additional ARO liabilities relating to new wind assets which caused FPL Energy's ARO to increase to approximately $178 million at December 31, 2003.

Had FAS 143 been applied in 2002 and 2001, FPL Group would have recorded AROs of approximately $2.0 billion and $1.7 billion at December 31, 2002 and 2001, respectively.  Additionally, had FPL Group applied FAS 143 in the years ended December 31, 2002 and 2001, FPL Group's net income and earnings per share would have been as follows:
	Years Ended December 31,

	2002	2001

	(millions, except per share amounts)
Pro forma:
Net income	$473	$780
Earnings per share (basic)	$2.73	$4.62
Earnings per share (assuming dilution)	$2.73	$4.62

As reported:
Net income	$473	$781
Earnings per share (basic)	$2.74	$4.63
Earnings per share (assuming dilution)	$2.73	$4.62

Based on FPSC rules and regulations, FPL also accrues for asset removal costs that do not meet the definition of an ARO under FAS 143, or are not estimable as discussed above.  In 2003, upon adoption of FAS 143, FPL reclassified the accrued asset removal costs that do not meet the definition of an ARO to a regulatory liability on FPL Group's and FPL's consolidated balance sheets, which totaled $1,902 million at December 31, 2003.  This amount is comprised of $143 million for nuclear decommissioning costs (see Note 1 - Decommissioning of Nuclear Plant), $274 million of fossil dismantlement costs (see Note 1 - Dismantlement of Fossil Plants) and $1,485 million of costs for transmission, distribution and other property.  At December 31, 2002, FPL's accrued asset removal costs included the total provision for nuclear decommissioning of $1,726 million, $260 million of fossil dismantlement and $1,410 million for transmission, distribution and other property.  For FPL Energy, accrued asset removal costs totaled $164 million at December 31, 2002.

17.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the construction of a gas-fired power plant and nuclear fuel (including capitalized interest).  FPL FiberNet's capital expenditures primarily include costs to sustain its fiber optic network and meet customer specific requirements.  Capital expenditures for 2004 through 2008 are estimated to be as follows:

	2004	2005	2006	2007	2008	Total

FPL:	(millions)
Generation: (a)
New (b)	$385	$290	$265	$105	$-	$1,045
Existing	430	430	355	455	270	1,940
Transmission and distribution	605	700	690	700	715	3,410
Nuclear fuel	95	75	80	100	80	430
General and other	130	155	175	180	165	805

Total	$1,645	$1,650	$1,565	$1,540	$1,230	$7,630

FPL Energy: (c)
Gas	$140	$5	$-	$-	$-	$145
Nuclear fuel and other	85	35	60	60	15	255

Total	$225	$40	$60	$60	$15	$400

FPL FiberNet	$10	$10	$10	$10	$10	$50

_____________________
(a)	Includes AFUDC of approximately $61 million, $52 million, $39 million, $59 million and $71 million in 2004, 2005, 2006, 2007 and 2008, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)	Estimated capital expenditures exclude estimates for the development of new wind projects pending the enactment of legislation reestablishing the production tax credits for new wind facilities.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  As of December 31, 2003, FPL Energy had approximately $1.1 billion in firm commitments primarily for natural gas transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  Additionally, during 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006.  As of December 31, 2003, $47 million had been drawn on under the loan.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At December 31, 2003, subsidiaries of FPL Group, other than FPL, have guaranteed purchase and sale of power and fuel agreement obligations and debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, or purchase and sale of power and fuel agreement, with terms ranging from 30 days to 20 years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2003 was approximately $19 million.  At December 31, 2003, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement (PPA) that expires in 2027.  Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary incurring specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA (formerly known as the Jacksonville Electric Authority) and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 381 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026. The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts, and the Southern Companies' contract is subject to minimum quantities.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,200 mw of power with expiration dates ranging from 2004 through 2007.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2028.

FPL Energy has long-term contracts primarily for the transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2005 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2004 to 2014.
The required capacity and minimum payments under these contracts are estimated to be as follows:

	2004	2005	2006	2007	2008	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$180	$180	$180	$190	$190	$900
Qualifying facilities	$350	$350	$300	$300	$300	$4,000
Other electricity suppliers	$100	$75	$70	$20	$-	$-
Minimum payments, at projected prices:
Southern Companies - energy	$60	$70	$70	$70	$70	$110
Natural gas, including transportation	$1,625	$1,170	$610	$275	$250	$2,920
Coal	$40	$35	$20	$15	$-	$-
Oil	$200	$-	$-	$-	$-	$-

FPL Energy	$90	$55	$45	$45	$40	$625

Charges under these contracts were as follows:
	2003 Charges				2002 Charges				2001 Charges

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$193	(a)	$164	(b)	$185	(a)	$161	(b)	$197	(a)	$169	(b)
Qualifying facilities	$352	(c)	$141	(b)	$315	(c)	$122	(b)	$314	(c)	$124	(b)
Other electricity suppliers	$96	(c)	$41	(b)	$81	(c)	$20	(b)	$25	(c)	$6	(b)
Natural gas, including transportation	$-		$1,672	(b)	$-		$858	(b)	$-		$763	(b)
Coal	$-		$56	(b)	$-		$59	(b)	$-		$49	(b)
Oil	$-		$663	(b)	$-		$401	(b)	$-		$294	(b)

FPL Energy	$-		$47		$-		$18		$-		$17
_____________________
(a)				Majority is recoverable through the capacity clause.
(b)				Recoverable through the fuel clause.
(c)				Recoverable through the capacity clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $518 million ($414 million for FPL) per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $52 million ($41 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $12 million and $15 million per incident, respectively.  The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

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

FPL self-insures its T&D property due to the high cost and limited coverage available from third-party insurers.  As approved by the FPSC, FPL maintains a storm and property insurance reserve for uninsured property storm damage or assessments under the nuclear insurance program.  At December 31, 2003, the storm and property insurance reserve (approximately $327 million) equals the amount in the storm fund (approximately $200 million) plus related deferred income taxes (approximately $127 million).  The current annual accrual approved by the FPSC is approximately $20 million.  Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.  In addition, FPL Group is self-insured for FPL FiberNet's fiber-optic cable located throughout Florida.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act.  In May 2001, the EPA amended its complaint.  The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day for each violation thereafter.  Under a proposed EPA rule, the maximum penalty would increase to $32,500 per day for each violation after publication of the final rule.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel.  In August 2001, the MDL panel denied the motion for consolidation.  In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery.  Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case. In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.  In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review.  In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing, and the EPA is now evaluating whether to seek review of the Eleventh Circuit decision by the U.S. Supreme Court.  The EPA has not yet moved to reopen the Georgia Power Company case.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  In August 2002, Hazel and Lamar Jenkins were substituted for Chester and Marie Jenkins as plaintiffs. Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  The parties are now pursuing discovery.  In September 2003, FPL Group Capital and FPL Investments moved for summary judgment as to all claims asserted against them.  Additionally, in October 2003, FPL Group moved for summary judgement as to all claims asserted against it.  These motions have been granted and FPL Group, FPL Group Capital and FPL Investments have been dismissed from this lawsuit.  The court is currently scheduled to hear argument on whether this case will proceed as a class action sometime in late June 2004.

In August 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.  FMPA also has requested that FERC decide the crediting issue again in a separate FERC proceeding.  That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case are settled except for three issues reserved by FMPA, one of which is the crediting issue.  FPL previously estimated the exposure for the crediting issue at $65 million.  With the passage of time, the exposure has grown to $71 million as of December 31, 2003.  However, in December 2003, FERC issued a ruling on the three reserved issues.  With respect to the crediting issue, FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the second issue, FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities. With respect to the third reserved issue, FERC affirmed its previous ruling against FMPA.  In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability."  On January 30, 2004, FPL filed an answer to FMPA's request for rehearing, asking that the request be denied.  Unless FERC accepts and responds favorably to FMPA's rehearing request, FPL's exposure will be limited to refunds arising from the exclusion of FPL facilities that fail to meet the integration test from its rate schedule.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  FPL moved to dismiss the complaint.  In September 2003, the court entered an order denying FPL's motion to dismiss.  Following FPL's motion for reconsideration in the Blake and Lowe lawsuit, discussed below, the court entered a similar order vacating its order denying the motion to dismiss the count for strict liability and upon reconsideration granted FPL's motion to dismiss the count for strict liability.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  FPL moved to dismiss the complaint.  In September 2003, the court entered an order denying FPL's motion to dismiss.  FPL moved for reconsideration of the court's order as to the count for strict liability.  The court then entered an order vacating the order denying the motion to dismiss as to the count for strict liability, and upon reconsideration granted FPL's motion to dismiss the count for strict liability.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning.  An amended complaint was filed in May 2003.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified.  FPL has moved to dismiss the complaint.  In July 2003, the Bradstreets brought an identical action in the same court on behalf of themselves and their daughter, Elizabeth Bradstreet.  FPL has moved to dismiss the complaint.

In June 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Bradstreet lawsuits described above.  FPL has moved to dismiss the complaint.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning. The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Bradstreet and Wooldridge lawsuits described above.  The plaintiffs have moved to remand the action back to the state court.  The motion has been briefed by both parties and is pending in the U.S. District Court, which has stayed all discovery in the action.  FPL will be moving to dismiss the case once the remand motion is decided.

In December 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Bradstreet, Wooldridge and Roig lawsuits.  FPL anticipates removing the action to the U.S. District Court for the Middle District of Florida, and will be moving to dismiss the case.

In January 2004, the Center For Biological Diversity, Inc. (Center) filed a lawsuit against FPL Group, FPL Energy and its subsidiaries ESI Bay Area GP, Inc., Green Ridge Power LLC and Altamont Power, LLC, as well as other defendants, in the U.S. District Court for the Northern District of California.  The complaint alleges violations of certain sections of the California Business and Professions Code, unjust enrichment and certain violations of the Lanham Act.  The complaint alleges that numerous birds have died as the result of collisions with wind turbines owned and operated by subsidiaries of FPL Energy in the Altamont area.  The complaint requests injunctive relief, restitution, penalties, forfeiture of the wind turbines, disgorgement of profits and attorneys' fees.  As of February 26, 2004, none of the FPL Group-related entities named in the lawsuit have been served with this complaint.

On February 13, 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes an unfair and/or deceptive practice in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of an implied contract, and in breach of a duty of good faith and fair dealing.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL had determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds.  On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  Discovery is proceeding and no hearing date has been set.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits.  Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher.  In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle.  In February 2003, Donald E. and Judith B. Phillips, represented by the same attorneys who represent Klein, filed suit in the same court against the same defendants as the Klein lawsuit (plus Lawrence J. Kelleher).  All three suits have been consolidated.  In February 2004, by stipulation of the parties, FPL Group was removed as a defendant.

The lawsuits, taken together, allege that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes.  They also allege that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste and a breach of fiduciary duties by those individual defendants.  The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorneys' fees.

A special committee of non-management directors of FPL Group conducted an investigation of the claims made in the Oorbeek and Klein lawsuits and reported thereon to FPL Group's board of directors.  The report concluded that pursuit of the claims is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits.  After reviewing the special committee's report, FPL Group's board of directors (with only non-management directors participating) concluded likewise and filed with the court a statement of position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss the lawsuits, which motion was filed in October 2002.  Messrs. Zarb, Camaren and Thaman joined the board in August 2002, October 2002 and July 2003, respectively, and did not participate in the proceedings relating to the statement of position or the filing of the motion to dismiss.  On January 20, 2004, the court issued an order denying FPL Group's motion to dismiss the lawsuits.

FPL Group's above-referenced statement of position reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of FPL Group's LTIP pursuant to which the payments to eight current and former senior officers were calculated.  A change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.  FPL Group and the eight senior officers have entered into a binding arbitration agreement in order to resolve the issue.

In May 2003, the plaintiff's attorneys in the Klein lawsuit sent a new letter to FPL Group's board of directors (the May 2003 Letter) demanding among other things, that the board take action (i) to recover from the persons who approved such payments and/or otherwise breached their fiduciary duties, all of the above-described $92 million of LTIP payments made to officers and employees of FPL Group, allegedly on the grounds that the payments constituted a breach of fiduciary duty, bad faith, corporate waste and other unspecified wrongs, (ii) to investigate whether the proposed merger with Entergy was a plan by FPL Group's officers and directors to enrich themselves at the expense of the company, (iii) to seek the return of certain LTIP awards made in replacement of accelerated LTIP awards, (iv) to take immediate actions to secure the return of up to approximately $9 million in LTIP payments which is subject to an interpretation question under the LTIP, (v) to investigate and seek the return of stock options and restricted stock paid to Mr. Broadhead in January 2002 in connection with a consulting agreement and his retirement from FPL Group in December 2001, and (vi) to investigate whether punitive damages may be sought.  In July 2003, FPL Group's board of directors appointed a special committee, composed of James L. Camaren and Michael H. Thaman, to investigate the matters raised in the May 2003 Letter and to make a determination as to how FPL Group should respond to the matters raised therein.  In August 2003, the plaintiff's attorney in the Klein lawsuit sent a letter to FPL Group's board of directors purporting to "withdraw" the May 2003 Letter.

In addition to those legal proceedings discussed herein, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  In addition, generating plants in which FPL Group or FPL have an ownership interest are involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner.  The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia).  In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The note receivable plus accrued interest totaled approximately $127 million at December 31, 2003 and are included in other investments on FPL Group's consolidated balance sheets.  The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers.  Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or any subsequent Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K with the SEC, and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position.  Olympus has stated publicly that it expects to restate its financial statements for the years ended December 31, 2000 and 1999, and its interim financial statements for 2001 and possibly other periods.  In addition, current management of Olympus believes that other public information provided by the Rigas family, which controlled Adelphia, was unreliable.  In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of dollars of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family.  In October 2003, Olympus filed certain limited financial information as required by orders of the bankruptcy court.  However, such information was not useful to FPL Group in its evaluation of the collectibility of the note receivable.  In January 2004, the FPL Group subsidiary filed its proof of claims with the bankruptcy court.

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

On February 25, 2004, Adelphia and certain of its affiliates and subsidiaries, including Olympus, filed a disclosure statement (Disclosure Statement) and plan of reorganization (Plan).  The Disclosure Statement provides for the "deemed consolidation" of the Adelphia debtors into ten separate groups for purposes of voting, confirmation and distribution under the Plan.  The note receivable has been classified under the Plan by the Adelphia debtors as one of those groups and, under the proposed treatment under the Plan, the note receivable will be satisfied with shares of common stock of a reorganized Adelphia.

FPL Group believes that the Disclosure Statement and the Plan have misclassified the note receivable and anticipates filing appropriate objections.  FPL Group cannot predict whether its objection to the Plan will result in changes to the Plan or whether the Plan will be approved.  As such, the ultimate collectibility of the note receivable cannot be assured.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI).  In July 2002, MCI filed for bankruptcy protection under Chapter 11.  Due to the uncertainty of collectibility associated with these leveraged leases, FPL Group recorded reserves totaling approximately $48 million ($30 million after tax) in the third quarter of 2002.  At December 31, 2003, investments in leveraged leases with MCI totaled approximately $15 million and related deferred tax liabilities totaled approximately $11 million.  An agreement has been reached with MCI that will consolidate and amend the leases upon the effective date of MCI's reorganization plan.  On September 2, 2003, MCI was authorized by the bankruptcy court to assume the consolidated and amended lease, cure any prepetition arrearages and take all further action necessary or appropriate to effectuate the amended lease upon the effective date of MCI's reorganization plan.  The amended lease would be classified as an operating lease and is not expected to have a significant effect on FPL Group's financial statements.  In October 2003, the bankruptcy court approved MCI's reorganization plan which is expected to become effective in early 2004.

18.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's operating revenues derived from the sale of electricity represented approximately 97% of FPL Group's operating revenues for each of the three years ended December 31, 2003.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2003.  At December 31, 2003 and 2002, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:
	2003					2002						2001

	FPL	FPL Energy (a)		Corp. and Other	Total	FPL	FPL Energy (a)		Corp. and Other	Total		FPL	FPL Energy (a)		Corp. and Other	Total

	(millions)

Operating revenues	$8,293	$1,252		$85	$9,630	$7,378	$691		$104		$8,173	$7,477		$611	$129		$8,217
Operating expenses	$6,964	$1,059		$76	$8,099	$6,052	$707		$189		$6,948	$6,200		$487	$121		$6,808
Interest charges	$173	$124		$82	$379	$166	$86		$59		$311	$187		$74	$63		$324
Depreciation and
amortization	$898	$187		$20	$1,105	$831	$107		$14		$952	$898		$77	$8		$983
Equity in earnings of
equity method
investees	$-	$89		$-	$89	$-	$76		$-		$76	$-		$81	$-		$81
Income tax expense
(benefit) (b)	$403	$(4)		$(31)	$368	$413	$(54)		$(115)		$244	$383		$25	$(29)		$379
Income (loss) before
cumulative effect of
changes in accounting
principles (b)	$733	$197		$(37)	$893	$717	$53	(c)	$(75	)(d)	$695	$679	(e)	$113	$(11	)(f)	$781
Cumulative effect of
changes in accounting
principles, net of
income taxes	$-	$(3	)(g)	$-	$(3)	$-	$(222	)(h)	$-		$(222)	$-		$-	$-		$-
Net income (loss) (b)	$733	$194		$(37)	$890	$717	$(169	)(c)	$(75	)(d)	$473	$679	(e)	$113	$(11	)(f)	$781
Capital expenditures
and investments	$1,409	$1,478		$7	$2,894	$1,256	$2,103		$21		$3,380	$1,154		$1,977	$128		$3,259
Total assets (h)(i)(g)	$17,817	$8,440		$678	$26,935	$16,032	$6,358		$795		$23,185	$15,174		$4,957	$582		$20,713
Investment in equity
method investees	$-	$346		$-	$346	$-	$310		$-		$310	$-		$276	$-		$276
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)				Includes, in 2002, favorable settlement of litigation with the IRS for which a net tax benefit of $30 million was recognized at Corporate and Other.
(c)				Includes restructuring and other charges of $73 million after tax.
(d)				Includes restructuring and impairment charges of $64 million after tax at FPL FiberNet and a reserve for leveraged leases of $30 million after tax.
(e)				Includes merger-related expense of $16 million after tax.
(f)				Includes merger-related expense of $3 million after tax.
(g)				Reflects the adoption of FIN 46 in July 2003. See Note 10.
(h)				Reflects the adoption of FAS 142 in January 2002. See Note 5.
(i)				See Note 16.

19.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2003				Year Ended December 31, 2002				Year Ended December 31, 2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,337	$8,293	$9,630	$-	$795	$7,378	$8,173	$-	$741	$7,476	$8,217
Operating expenses	-	(1,135)	(6,964)	(8,099)	(5)	(896)	(6,047)	(6,948)	-	(608)	(6,200)	(6,808)
Interest charges	(28)	(204)	(147)	(379)	(28)	(144)	(139)	(311)	(29)	(136)	(159)	(324)
Other income (de-
ductions) - net	903	154	(948)	109	488	86	(549)	25	788	134	(847)	75

Income (loss) before
income taxes and
cumulative effect
of changes in
accounting principles	875	152	234	1,261	455	(159)	643	939	759	131	270	1,160
Income tax expense
(benefit)	(15)	(20)	403	368	(18)	(151)	413	244	(22)	18	383	379

Net Income (loss) before
cumulative effect of
changes in accounting
principles	890	172	(169)	893	473	(8)	230	695	781	113	(113)	781
Cumulative effect of
changes in
accounting principles,
net of income taxes	-	(3)	-	(3)	-	(222)	-	(222)	-	-	-	-

Net income (loss)	$890	$169	$(169)	$890	$473	$(230)	$230	$473	$781	$113	$(113)	$781

_____________________
(a)			Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	December 31, 2003				December 31, 2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$7,783	$22,489	$30,272	$-	$5,745	$20,760	$26,505
Less accumulated depreciation and amortization	-	(738)	(9,237)	(9,975)	-	(360)	(8,445)	(8,805)

Total property, plant and equipment - net	-	7,045	13,252	20,297	-	5,385	12,315	17,700

CURRENT ASSETS
Cash and cash equivalents	27	98	4	129	5	261	-	266
Receivables	16	436	735	1,187	460	269	136	865
Other	-	271	883	1,154	-	240	537	777

Total current assets	43	805	1,622	2,470	465	770	673	1,908

OTHER ASSETS
Investment in subsidiaries	7,218	-	(7,218)	-	6,221	-	(6,221)	-
Other	110	1,491	2,567	4,168	103	1,284	2,190	3,577

Total other assets	7,328	1,491	(4,651)	4,168	6,324	1,284	(4,031)	3,577

TOTAL ASSETS	$7,371	$9,341	$10,223	$26,935	$6,789	$7,439	$8,957	$23,185

CAPITALIZATION
Common shareholders' equity	$6,967	$1,214	$(1,214)	$6,967	$6,390	$839	$(839)	$6,390
Preferred stock of FPL without sinking fund
requirements	-	-	5	5	-	-	226	226
Long-term debt	-	5,649	3,074	8,723	-	3,426	2,364	5,790

Total capitalization	6,967	6,863	1,865	15,695	6,390	4,265	1,751	12,406

CURRENT LIABILITIES
Accounts payable and short-term debt	-	397	1,065	1,462	-	1,563	1,092	2,655
Other	62	809	1,020	1,891	17	812	427	1,256

Total current liabilities	62	1,206	2,085	3,353	17	2,375	1,519	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	178	1,908	2,086	-	-	-	-
Accrued asset removal costs	-	-	1,902	1,902	-	164	3,396	3,560
Accumulated deferred income taxes	(5)	826	1,334	2,155	(5)	412	1,140	1,547
Other	347	268	1,129	1,744	387	223	1,151	1,761

Total other liabilities and deferred credits	342	1,272	6,273	7,887	382	799	5,687	6,868

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$7,371	$9,341	$10,223	$26,935	$6,789	$7,439	$8,957	$23,185

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2003				Year Ended December 31, 2002				Year Ended December 31, 2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY
OPERATING ACTIVITIES	$1,028	$397	$829	$2,254	$426	$1,227	$685	$2,338	$769	$15	$1,158	$1,942

CASH FLOWS FROM
INVESTING ACTIVITIES
Capital expenditures
and independent power
investments	-	(1,486)	(1,408)	(2,894)	-	(2,124)	(1,256)	(3,380)	-	(2,105)	(1,154)	(3,259)
Capital contributions
to FPL Group Capital
and FPL	(600)	-	600	-	(350)	-	350	-	(400)	-	400	-
Other - net	-	(18)	(177)	(195)	3	208	(98)	113	(4)	69	(75)	(10)

Net cash used in
investing activities	(600)	(1,504)	(985)	(3,089)	(347)	(1,916)	(1,004)	(3,267)	(404)	(2,036)	(829)	(3,269)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuances of long-
term debt	-	2,118	877	2,995	-	1,177	593	1,770	-	920	-	920
Retirements of
long-term debt	-	(43)	(388)	(431)	-	(32)	(765)	(797)	-	(21)	(66)	(87)
Retirements of preferred
stock - FPL	-	-	(228)	(228)	-	-	-	-	-	-	-	-
Net change in
short-term debt	-	(1,116)	(122)	(1,238)	-	(276)	490	214	-	1,152	(328)	824
Issuances of common stock	73	-	-	73	378	-	-	378	-	-	-	-
Dividends on common stock	(425)	-	-	(425)	(400)	-	-	(400)	(377)	-	-	(377)
Other - net	(54)	(15)	21	(48)	(52)	-	-	(52)	-	-	-	-

Net cash provided by
(used in) financing
activities	(406)	944	160	698	(74)	869	318	1,113	(377)	2,051	(394)	1,280

Net increase (decrease) in
cash and cash equivalents	22	(163)	4	(137)	5	180	(1)	184	(12)	30	(65)	(47)
Cash and cash equivalents
at beginning of year	5	261	-	266	-	81	1	82	12	51	66	129

Cash and cash equivalents
at end of year	$27	$98	$4	$129	$5	$261	$-	$266	$-	$81	$1	$82

_____________________
(a)					Represents FPL and consolidating adjustments.

20. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information is as follows:

	March 31 (a)		June 30 (a)		September 30 (a)		December 31 (a)

	(millions, except per share amounts)
FPL GROUP:
2003

Operating revenues (b)	$2,082		$2,339		$2,775		$2,435
Operating income (b)	$294		$413		$565		$259
Income before cumulative effect of a
change in accounting principle (b)	$175		$239		$334		$145
Cumulative effect of adopting FIN 46	$-		$-		$(3)		$-
Net income (b)	$175		$239		$331		$145
Earnings per share before cumulative
effect of adopting FIN 46 (c)	$0.99		$1.35		$1.88		$0.81
Cumulative effect of adopting FIN 46 (c)	$-		$-		$(0.02)		$-
Earnings per share (c)	$0.99		$1.35		$1.86		$0.81
Earnings per share before cumulative
effect of adopting FIN 46
(assuming dilution) (c)	$0.99		$1.34		$1.88		$0.81
Cumulative effect of adopting FIN 46 (c)	$-		$-		$(0.02)		$-
Earnings per share (assuming dilution) (c)	$0.99		$1.34		$1.86		$0.81
Dividends per share	$0.60		$0.60		$0.60		$0.60
High-low common stock sales prices	$63.77	-53.55	$68.08	-57.74	$67.66	-60.01	$65.98	-62.65

2002

Operating revenues (b)	$1,716		$2,113		$2,302		$2,042
Operating income (b)	$255		$410		$321	(d)	$239
Income before cumulative effect of a
change in accounting principle (b)	$166	(e)	$250		$150	(d)	$129
Cumulative effect of adopting FAS 142	$(222)		$-		$-		$-
Net income (loss) (b)	$(56	)(e)	$250		$150	(d)	$129
Earnings per share before cumulative
effect of adopting FAS 142 (basic
and assuming dilution) (c)	$0.98	(e)	$1.46		$0.85	(d)	$0.73
Cumulative effect of adopting FAS 142 (c)	$(1.31)		$-		$-		$-
Earnings (loss) per share (basic and
assuming dilution) (c)	$(0.33	)(e)	$1.46		$0.85	(d)	$0.73
Dividends per share	$0.58		$0.58		$0.58		$0.58
High-low common stock sales prices	$60.10	-51.13	$65.31	-56.30	$60.08	-45.00	$61.40	-48.35

FPL:
2003

Operating revenues (b)	$1,757		$2,053		$2,383		$2,100
Operating income (b)	$252		$361		$487		$229
Net income (b)	$139		$203		$281		$133
Net income available to FPL Group (b)	$135		$199		$277		$122

2002

Operating revenues (b)	$1,538		$1,921		$2,144		$1,775
Operating income (b)	$233		$375		$502		$216
Net income (b)	$122		$209		$288		$114
Net income available to FPL Group (b)	$118		$205		$284		$111

_____________________
(a)

In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the year.

(b)		The sum of the quarterly amounts may not equal the total for the year due to rounding.
(c)		The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.
(d)		Includes restructuring, impairment and/or other charges.
(e)		Includes a gain from an income tax settlement.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, FPL Group and FPL performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b)	Changes in Internal Controls

There has been no change in FPL Group's or FPL's internal control over financial reporting that occurred during FPL Group's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, FPL Group's or FPL's internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrants

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2004 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of the Registrants.

FPL DIRECTORS(a)

Dennis P. Coyle.  Mr. Coyle, 65, is general counsel and secretary of FPL and FPL Group.  Mr. Coyle has been a director of FPL since 1990.

Moray P. Dewhurst.  Mr. Dewhurst, 48, is senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group.  Mr. Dewhurst has been a director of FPL since 2001.

Lewis Hay III.  Mr. Hay, 48, is chairman and chief executive officer of FPL and chairman, president and chief executive officer of FPL Group.  He is a director of Harris Corporation and Capital One Financial Corporation.  Mr. Hay has been a director of FPL and FPL Group since 2001.

Lawrence J. Kelleher.  Mr. Kelleher, 56, is senior vice president, human resources and corporate services of FPL and vice president, human resources of FPL Group.  Mr. Kelleher has been a director of FPL since 1990.

Armando J. Olivera.  Mr. Olivera, 54, is president of FPL.  Mr. Olivera has been a director of FPL since 1999.

Antonio Rodriguez.  Mr. Rodriguez, 61, is senior vice president, power generation division of FPL.  Mr. Rodriguez has been a director of FPL since 1999.

John A. Stall.  Mr. Stall, 49, is senior vice president, nuclear division of FPL.  Mr. Stall has been a director of FPL since 2001.

_____________________
(a)

Directors are elected annually and serve until their resignation, removal or until their respective successors are elected.  Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business - Executive Officers of the Registrants.

Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the SEC.  Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 2003, except for the late filing of a Form 4 for Paul I. Cutler.

FPL Code of Ethics - FPL Group has adopted a code of ethics for FPL's senior executive and financial officers, which is available in the "Governance" section on FPL Group's website at www.fplgroup.com.

Item 11.  Executive Compensation

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report, the Audit Committee Report (to the extent permitted by the rules of the SEC) and Performance Graphs which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 2003.

Summary Compensation Table

			Annual Compensation			Long-Term Compensation

Name and Principal Position		Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards(a)	Securities Underlying Options (#)	LTIP Payouts(b)	All Other Compen- sation(c)

Lewis Hay III (d)		2003	$794,600	$1,009,937	$13,900	$2,782,371	59,595	$436,928	$7,549
	Chairman of the Board and Chief	2002	781,176	991,312	17,945	525,696	66,578	805,584	19,615
	Executive Officer of FPL and	2001	254,264	522,806	6,435	1,116,930	180,500	-	7,059
	Chairman of the Board, President
	and Chief Executive Officer of
	FPL Group

Moray P. Dewhurst (e)		2003	389,354	359,795	7,176	218,992	39,730	281,037	8,016
	Senior Vice President, Finance	2002	401,240	377,983	14,730	233,643	44,385	362,229	8,624
	and Chief Financial Officer of	2001	163,443	366,780	22,672	999,068	90,250	-	2,306
	FPL and Vice President, Finance
	and Chief Financial Officer of
	FPL Group

Armando J. Olivera (f)		2003	387,171	316,800	22,697	914,960	25,000	246,696	47,000
	President of FPL	2002	285,100	172,200	14,726	421,120	25,000	330,003	12,014
		2001	272,000	378,706	11,575	987,520	50,000	-	11,463

Dennis P. Coyle		2003	398,540	255,543	12,375	328,488	39,730	462,567	7,549
	General Counsel and	2002	430,179	271,015	13,952	350,464	44,385	888,765	8,922
	Secretary of FPL	2001	418,489	772,302	11,268	835,535	90,250	-	8,372
	and FPL Group

Lawrence J. Kelleher		2003	312,373	218,674	10,316	547,479	39,730	378,327	7,549
	Senior Vice President,	2002	332,355	240,922	13,225	584,107	44,385	702,635	10,724
	Human Resources and	2001	323,366	600,855	10,169	1,392,558	90,250	-	10,511
	Corporate Services of
	FPL and Vice President,
	Human Resources of
	FPL Group
_____________________
(a)

At December 31, 2003, Mr. Hay held 72,083 shares of restricted common stock with a value of $4,715,670, of which 61,250 shares were granted in 2003, 7,500 shares were granted in 2002 and 3,333 were granted in 2001 and vest as to 20,833 shares in 2004, 17,500 shares in 2005, 13,750 shares in 2006, and 10,000 shares in each of years 2007 and 2008; Mr. Dewhurst held 18,334 shares of restricted common stock with a value of $1,199,410, of which 5,000 shares were granted in 2003, 3,334 shares were granted in 2002 and 10,000 shares were granted in 2001 and vest as to 8,333 shares in 2004, 8,334 shares in 2005 and 1,667 shares in 2006; Mr. Olivera held 20,834 shares of restricted common stock with a value of $1,362,960, of which 15,500 shares were granted in 2003 and 5,334 shares were granted in 2002 and vest as to 7,833 shares in 2004, 7,834 shares in 2005 and 5,167 shares in 2006; Mr. Coyle held 12,500 shares of restricted common stock with a value of $817,750, of which 7,500 shares were granted in 2003 and 5,000 shares were granted in 2002 and vest as to 5,000 shares in each of years 2004 and 2005 and 2,500 shares in 2006;  Mr. Kelleher held 20,834 shares of restricted common stock with a value of $1,362,960, of which 12,500 shares were granted in 2003 and 8,334 shares were granted in 2002 and vest as to 8,333 in 2004, 8,334 in 2005 and 4,167 in 2006.  Dividends at normal rates are paid on restricted common stock.

(b)

For 2002 and 2003, payouts of vested performance share awards were made in a combination of cash (for payment of income taxes) and shares of FPL Group common stock, valued at the closing price on the date payouts were approved. Mr. Hay deferred his 2003 performance share award payout under FPL Group's Deferred Compensation Plan.  Mr. Dewhurst deferred his 2002 and 2003 performance share award payouts under FPL Group's Deferred Compensation Plan.  For 2002, payouts of vested shareholder value awards were made in cash, based on the closing price of FPL Group common stock on the date payouts were approved.  For 2001, payouts were based on a performance period of one fiscal year and, in accordance with SEC rules, are reported for 2001 under the "Bonus" column of this table.

(c)

For 2003, represents employer matching contributions to thrift plans of $9,500 for Mr. Olivera and $7,549 for each of the other named officers.  For Mr. Dewhurst, also includes employer contributions for life insurance of $467.  For Mr. Olivera, also includes $37,500 moving expense incentive.

(d)

Mr. Hay joined FPL Group in July 1999 as vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL. He served as president of FPL Energy from March 2000 to December 2001 and was elected president and chief executive officer of FPL Group on June 11, 2001. He was elected chairman of the board of FPL Group and FPL and chief executive officer of FPL on January 1, 2002.

(e)	Mr. Dewhurst was appointed vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL in July 2001.
(f)	Mr. Olivera served as senior vice president, power systems of FPL from July 1999 to June 2003 and was appointed president of FPL on June 24, 2003.

Long Term Incentive Plan Awards - In 2003, performance share awards and non-qualified stock option awards under FPL Group's Amended and Restated Long Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

Performance Share Awards

Name	Number of Shares	Performance Period Until Payout			Estimated Future Payouts Under Non-Stock Price-Based Plans

					Target #	Maximum #

Lewis Hay III	34,133	1/1/03	-	12/31/05	34,133	54,612
Moray P. Dewhurst	9,493	1/1/03	-	12/31/05	9,493	15,188
Armando J. Olivera	6,526	1/1/03	-	12/31/05	6,526	10,441
Dennis P. Coyle	9,717	1/1/03	-	12/31/05	9,717	15,547
Lawrence J. Kelleher	7,616	1/1/03	-	12/31/05	7,616	12,185

The performance share awards in the preceding table are, under normal circumstances, payable at the end of the performance period indicated.  The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period.  Under those plans, annual incentive compensation is based on the attainment of net income goals for FPL and FPL Group, which are established by the Compensation Committee of FPL Group's Board of Directors (the Committee) at the beginning of the year, and adjusted for specified items including any changes in accounting principles, any changes in the mark-to-market value of non-qualifying hedges, and certain charges or gains (adjusted net income).  The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate and business unit performance measures, and at the discretion of the Committee.  FPL's portion of the performance share award payouts for the performance period ended December 31, 2003 is included in the Summary Compensation Table herein in the column entitled "LTIP Payouts." Mr. Hay's annual incentive compensation for 2003 was based on the achievement of FPL Group's adjusted net income goals, and the following performance measures for FPL (weighted 75%) and the non-utility and/or new businesses (weighted 25%) and upon certain qualitative factors.  For FPL, the incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%).  The financial indicators were operations and maintenance costs, capital expenditure levels, adjusted net income, regulatory return on equity and operating cash flow.  The operating indicators were service reliability as measured by the frequency and duration of service interruptions and service unavailability; system performance as measured by availability factors for the fossil power plants and an industry index for the nuclear power plants; employee safety; number of significant environmental violations; customer satisfaction survey results; load management installed capability; and conservation programs' annual installed capacity.  For the non-utility and/or new businesses, the performance measures included total combined return on equity; non-utility adjusted net income and return on equity; corporate and other net income; employee safety; number of significant environmental violations; project-level and corporate budget targets; and level of hedged margin.  The qualitative factors included measures to position FPL Group for increased competition and initiating other actions that significantly strengthen FPL Group and enhance shareholder value.
Option Grants in Last Fiscal Year

	Individual Grants

Name	Number of Securities Underlying Options Granted (a)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price per Share	Expiration Date	Grant Date Present Value(b)

Lewis Hay III	75,000	4.7%	$55.12	2/13/2013	$630,000
Moray P. Dewhurst	50,000	3.1%	55.12	2/13/2013	420,000
Armando J. Olivera	25,000	1.6%	55.12	2/13/2013	210,000
Dennis P. Coyle	50,000	3.1%	55.12	2/13/2013	420,000
Lawrence J. Kelleher	50,000	3.1%	55.12	2/13/2013	420,000
_____________________
(a)

Options granted are non-qualified stock options.  All stock options will become exercisable one-third per year and be fully exercisable after three years.  All options were granted at an exercise price per share of 100% of the fair market value of FPL Group common stock on the date of grant.

(b)

The hypothetical values shown were calculated using the Black-Scholes option pricing model, based on the following assumptions. For all options, the volatility rate is equal to 19.98% and the dividend yield (representing the current per share annualized dividends divided by the annualized fair market value of the common stock) is equal to 3.96%.  The risk-free interest rate is equal to 3.64%, based on the interest rate on a U.S. Treasury zero-coupon bond on the date of grant with a maturity corresponding to the estimated time until exercise of seven years.  The values do not take into account risk factors such as non-transferability or risk of forfeiture.

The preceding table sets forth information concerning individual grants of common stock options during fiscal year 2003 to the executive officers named in the Summary Compensation Table.  FPL's portion of such awards is also listed in the Summary Compensation Table herein in the column entitled "Securities Underlying Options."

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Lewis Hay III	0	0	208,333	141,667	$1,210,163	$1,579,337
Moray P. Dewhurst	0	0	66,667	133,333	716,504	1,444,496
Armando J. Olivera	0	0	58,334	41,666	291,509	470,491
Dennis P. Coyle	0	0	116,667	83,333	583,004	940,996
Lawrence J. Kelleher	0	0	116,667	83,333	583,004	940,996

The preceding table sets forth information, with respect to the named officers, concerning the exercise of stock options during the fiscal year and unexercised options held at the end of the fiscal year.  The named officers did not exercise any stock options during 2003.  All the exercisable and unexercisable options shown in the preceding table were granted in 2001, 2002 and 2003.  At December 31, 2003, the fair market value of the underlying securities (based on the closing share price of FPL Group common stock reported on the New York Stock Exchange) was $65.42 per share, and exceeded the exercise price of all of the exercisable and unexercisable options.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan (SERP).  The FPL Group Employee Pension Plan and SERP were amended to a cash balance style plan effective April 1, 1997.  Employees who were SERP participants on that date were not affected by the change, however.  The following table shows the estimated annual benefits to employees not affected by the change, which includes three of the executive officers named in the Summary Compensation Table, Messrs. Olivera, Coyle and Kelleher.  Benefits are calculated on a straight-line annuity basis, payable assuming retirement in 2003 at age 65 after the indicated years of service.

Pension Plan Table
	Eligible Average Annual Compensation (a)	Years of Service

		10	20	30	40	50

	$300,000	$58,365	$116,718	$145,083	$153,356	$155,744
	400,000	78,365	156,718	195,083	205,856	208,244
	500,000	98,365	196,718	245,083	258,356	260,744
	600,000	118,365	236,718	295,083	310,856	313,244
	700,000	138,365	276,718	345,083	363,356	365,744
	800,000	158,365	316,718	395,083	415,856	418,244
	900,000	178,365	356,718	445,083	468,356	470,744
	1,000,000	198,365	396,718	495,083	520,856	523,244
_____________________
(a)

The maximum eligible average annual compensation shown in the table is based on 120% of the 2003 pensionable earnings (which includes annual salary and bonus as shown on the Summary Compensation Table) for the highest compensated named officer covered by the non-contributory defined benefit pension plan and SERP and not affected by the change to a cash balance style plan, which is Mr. Coyle (Mr. Olivera as to FPL covered compensation).

FPL's portion of the compensation covered by the plans includes the 2003 annual salaries and bonus of Messrs. Olivera, Coyle and Kelleher, but no other amounts shown in the Summary Compensation Table.  Estimated credited years of service for those named executive officers who participate in the plans are:  Mr. Olivera, 31 years; Mr. Coyle, 14 years and Mr. Kelleher, 36 years.  All of Mr. Olivera's covered compensation is included in the Summary Compensation Table.  Amounts shown in the pension plan table reflect deductions to partially cover employer contributions to social security.  A supplemental retirement plan for Mr. Coyle provides for benefits based on two times his credited years of service.

Under the cash balance benefit formula, credits are accumulated in an employee's account and are determined as a percentage of the employee's monthly covered earnings in accordance with the following formula:
Years of Service	Percent of Compensation

0-5	4.5%
5 or more	6.0%

In addition, the employee's account is credited quarterly with interest at an annual rate that is based upon the yield on one-year Treasury Constant Maturities.  A higher rate can be provided at FPL Group's discretion and was so provided in 2003.  Benefits under the cash balance benefit formula are not reduced for employer contributions to social security or other offset amounts.

Mr. Hay and Mr. Dewhurst are the only named executive officers covered by the cash balance style plan.  Benefits under the plan are based upon annual salary and awards under the annual incentive plan (FPL's portion of which for 2003 is included in the "Bonus" column of the Summary Compensation Table).  The estimated age 65 annual retirement benefit payable under that plan, based upon total covered compensation from FPL Group and subsidiaries, including FPL, which was included in their 2003 taxable income (expressed as a joint and 50% survivor benefit) is $414,163 for Mr. Hay and $153,735 for Mr. Dewhurst.  This estimate assumes their FPL Group 2003 pensionable earnings increase annually (salary by 3.5% per year, and annual incentive awards equal to 120% of salary for Mr. Hay and 91% of salary for Mr. Dewhurst) until age 65 (year 2020 for each officer) and a cash balance interest crediting rate of 5.0%.  The estimated age 65 cash balance account was converted to an annuity based on a 5.31% discount rate and 1994 GAR unisex mortality.

A supplemental retirement plan for Mr. Hay provides a benefit equal to 65% of Mr. Hay's highest average annual compensation (annual salary plus annual incentive award) for the three consecutive calendar year periods out of the four consecutive calendar year period ending with the calendar year in which he retires (final average pay), reduced by the then annual amount of a joint and 50% survivor benefit (which is the actuarial equivalent of the benefits to which he is entitled under the non-contributory defined benefit pension plan and the SERP).  If Mr. Hay terminates his employment prior to age 65, the benefit will be reduced on a pro rata basis if he fails to complete at least fifteen years of service with FPL Group or its subsidiaries, including FPL, and it will be further reduced on an actuarial basis as a result of its early distribution.  The plan provides a minimum annual joint and 50% survivor benefit (50% of final average pay) payable to Mr. Hay and his surviving spouse upon his termination of employment with FPL Group and its subsidiaries on his normal retirement age (age 65), reduced on an actuarial basis if he terminates before that age. Under the supplemental plan, Mr. Hay's estimated age 65 annual retirement benefit (expressed as a joint and 50% survivor benefit, and calculated based on the same covered compensation and the same assumed increases in pensionable earnings as described in the preceding paragraph) would be increased, over the estimate described above for the cash balance style plan and SERP benefits, by approximately $2,015,971.

FPL Group sponsors a split-dollar life insurance plan for certain of FPL's and FPL Group's senior officers, including the FPL executive officers named in the Summary Compensation Table except Mr. Dewhurst.  Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group.  If the officer dies prior to retirement (defined to include age plus years of service), or for Messrs. Olivera or Kelleher during employment or after retirement but prior to age 65, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death.  If the officer dies after retirement, or for Messrs. Olivera or Kelleher on or after age 65, but before termination of his split-dollar agreement, the officer's beneficiaries receive a percentage of the officer's final annual salary (100% to 180% depending upon age at time of death for Messrs. Olivera and Kelleher and 50% for the other named executive officers who participate in the plan).  Upon termination of the agreement after 10 years, at age 65 or termination of employment which qualifies as retirement, whichever is later, the life insurance policies will be assigned to the officer or his beneficiary.  For 2003, each participating executive officer was taxable on the insurance carrier's one-year term rate for his life insurance coverage.

Employment Agreements

2000 Agreements - On December 15, 2000, when FPL Group's shareholders approved a proposed merger with Entergy, previously-existing employment agreements between FPL Group and certain officers, including the individuals named in the Summary Compensation Table except for Mr. Dewhurst, became effective (the 2000 Agreements).  Mr. Olivera's 2000 Agreement expired November 30, 2003.  The remaining 2000 Agreements provide that the officer shall be employed by FPL Group or its affiliates for a period of four years in a position at least commensurate with his position with FPL Group and/or its affiliates in December 2000.  During the employment period, the officer shall be paid an annual base salary at least equal to his annual base salary for 2000, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; shall be paid an annual bonus at least equal to the highest bonus paid to him for any of the three years immediately preceding 2000; be given the opportunity to earn long-term incentive compensation at least as favorable as such opportunities given to other peer officers of FPL Group during 2000 or thereafter; and shall be entitled to participate in employee benefit plans providing benefits at least as favorable as those provided to other peer officers of FPL Group during 2000 or thereafter.

In the event that during the employment period the officer's employment is terminated by FPL Group (except for death, disability, or cause) or if the officer terminates his employment for good reason, as defined in the 2000 Agreement, the officer is entitled to severance benefits in the form of a lump-sum payment equal to the compensation due for the remainder of the employment period or for two years, whichever is longer.  Such benefits would be based on the officer's then base salary plus an annual bonus at least equal to the bonus for the year 2000.  The officer is also entitled to the maximum amount payable under all long-term incentive compensation grants outstanding, continued coverage under all employee benefit plans, supplemental retirement benefits and a full gross-up in respect of any excise tax incurred as a result of the benefits received pursuant to the 2000 Agreement.

Amendments to 2000 Agreements - In February 2002, each of Messrs. Hay, Olivera, Coyle and Kelleher agreed to amend his 2000 Agreement, and, at the same time, enter into a new executive retention employment agreement with FPL Group (the 2002 Agreements).  The definition of good reason contained in each 2000 Agreement was amended to provide FPL Group with greater flexibility to assign different duties and responsibilities to the named executive officers without triggering the officer's rights to terminate employment and be entitled to severance and other benefits.  In order to avoid duplication of benefits, each 2000 Agreement was also amended to provide that if a change of control, as defined in the named executive officer's 2002 Agreement, occurs prior to the expiration of the 2000 Agreement, the 2000 Agreement will terminate and the 2002 Agreement will become effective.

2002 Agreements - Each of the individuals named in the Summary Compensation Table is a party to a 2002 Agreement with FPL Group.  In the case of Messrs. Hay, Coyle and Kelleher, if a change of control does not occur prior to the expiration of his amended 2000 Agreement, his 2002 Agreement will not become effective until the expiration of his amended 2000 Agreement and the subsequent occurrence of a potential change of control or a change of control, each as defined in the 2002 Agreement.

Change of control is defined in the 2002 Agreements as (i) the acquisition by any individual, entity or group of 20% or more of either FPL Group's common stock or the combined voting power of FPL Group other than directly from FPL Group or pursuant to a merger or other business combination which does not itself constitute a change of control, (ii) the incumbent directors of FPL Group ceasing, for any reason, to constitute a majority of the board of directors, unless each director who was not an incumbent director was elected, or nominated for election, by a majority of the incumbent directors and directors subsequently so elected or appointed (excluding those elected as a result of an actual or threatened election contest or other solicitation of proxies), (iii) approval by shareholders or, if specified by the board of directors in the exercise of its discretion, consummation of a merger, sale of assets, reorganization, or other business combination of FPL Group or any subsidiary with respect to which (x) the voting securities of FPL Group outstanding immediately prior to the transaction do not, immediately following the transaction, represent more than 60% of the common stock and the voting power of all voting securities of the resulting ultimate parent entity or (y) members of the board of directors of FPL Group constitute less than a majority of the members of the board of directors of the resulting ultimate parent entity, or there is no reasonable assurance that they, or their nominees, will constitute at least a majority of that board of directors for at least two years, or (iv) the shareholders approve the liquidation or dissolution of FPL Group.  A potential change of control is defined as (i) announcement of an intention to take or consider taking actions which, if consummated or approved by shareholders, would constitute a change of control, or (ii) the acquisition by any individual, entity or group of 15% or more of either the common stock or the combined voting power of FPL Group other than directly from FPL Group or pursuant to a merger or other business combination which does not itself constitute a change of control.

Once effective, each named executive officer's 2002 Agreement provides that he shall be employed by FPL Group for a period of three years in a position at least commensurate with his position with FPL Group in the ninety day period immediately preceding the effective date of the 2002 Agreement.  During this three year employment period, each named executive officer shall be (i) paid an annual base salary at least equal to his annual base as in effect on the effective date, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; (ii) paid an annual bonus (expressed as a percentage of his annual base salary) consistent with those of peer executives at FPL Group, but at least equal to the higher of (x) his targeted annual bonus for the then current fiscal year divided by his then current annual base salary or (y) the average percentage of his annual base salary (as in effect for the applicable years) that was paid or payable as an annual bonus for each of the three fiscal years preceding the fiscal year in which the effective date occurs (or, if higher, for each of the three fiscal years immediately preceding the fiscal year in which a change of control occurs, if a change of control occurs after the effective date); (iii) given the opportunity to earn long-term incentive compensation no less favorable than such opportunities given to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group (but without duplication of awards granted in connection with the shareholder approval of the proposed merger with Entergy); and (iv) entitled to participate in savings, retirement and other employee benefit plans providing benefits no less favorable than those provided to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group.

In the event of a change of control, each 2002 Agreement provides that (i) 50% of a named executive officer's outstanding performance stock-based awards (for example, performance share awards and shareholder value awards) shall be vested and earned at an achievement level equal to the higher of (x) the targeted level of performance of each such award or (y) the average level (expressed as a percentage of target) of achievement in respect of similar awards maturing over the three fiscal years immediately prior to the year in which the change of control occurred; (ii) all other outstanding performance stock-based awards granted to the named executive officer shall be fully vested and earned; (iii) all options and other exercisable rights granted to the named executive officer shall become exercisable and vested; and (iv) the restrictions, deferral limitations and forfeiture conditions applicable to all outstanding awards granted to the named executive officer shall lapse and such awards shall be deemed fully vested.  However, no awards which were granted in connection with the shareholder approval of the proposed merger with Entergy shall become vested, earned or exercisable under the 2002 Agreements as a result of a change of control.

A named executive officer will receive the remaining 50% of the outstanding performance stock-based awards (calculated in the same manner as described above) on the first anniversary of the change of control if he has remained employed by FPL Group or an affiliate through such date or upon an earlier termination of employment by FPL Group (except for death, disability or cause) or by the named executive officer for good reason (defined in the same manner as in the amended 2000 Agreement).  Upon such a termination of employment following a change of control and during the employment period, the named executive officer is entitled to, among other things, a lump sum severance payment equal to three times the sum of his annual base salary plus his annual bonus; a payment in respect of three years of foregone supplemental retirement benefits; continued coverage under all employee benefit plans, and certain other benefits and perquisites, for three years; and a full gross-up in respect of any excise tax incurred as a result of the benefits received pursuant to the 2002 Agreement.  Such amounts and benefits would also be provided if such a termination of a named executive officer occurs following a potential change of control and prior to an actual change of control, and during the employment period, except that 100% of the outstanding performance stock-based awards (calculated as described above) would be vested and earned, excluding any such awards granted in connection with the shareholder approval of the proposed merger with Entergy.  In addition, each named executive officer will also receive a pro rata portion (based upon deemed employment until the end of the three year employment period) of each long term incentive compensation award granted to him on or after the date of the change of control; provided that he will not be eligible to receive any payment with respect to any non-vested portion of an award which was granted in connection with the shareholder approval of the proposed merger with Entergy.

Director Compensation - All of the directors of FPL are salaried employees of FPL Group and its subsidiaries and do not receive any additional compensation for serving as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

FPL Group - The information required by this item relating to security ownership of certain beneficial owners and equity compensation plan information will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - FPL Group owns 100% of FPL's common stock.  FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:

	Name	Number of Shares(a)

	Dennis P. Coyle	224,976	(b)(c)(d)(e)
	Moray P. Dewhurst	141,493	(b)(c)(d)(f)
	Lewis Hay III	397,836	(b)(c)(d)(f)
	Lawrence J. Kelleher	239,783	(b)(c)(d)(f)
	Armando J. Olivera	136,022	(b)(c)(d)(f)
	Antonio Rodriguez	48,372	(b)(c)(d)(f)
	John A. Stall	62,033	(b)(c)(d)(f)
	All directors and executive officers as a group	1,304,810	(b)(c)(d)(e)(f)(g)
_____________________
(a)

Information is as of February 15, 2004, except for holdings under retirement plans, which are as of January 30, 2004, and except as indicated. Unless otherwise indicated, each person has sole voting and sole investment power.

(b)

Includes phantom shares for Messrs. Coyle (6,558), Dewhurst (1,107), Hay (3,824), Kelleher (3,016), Olivera (747), Rodriguez (445) and Stall (459) and a total of 16,868 phantom shares for all directors and executive officers as a group, credited to a Supplemental Matching Contribution Account under the Supplemental Executive Retirement Plan.  Phantom shares have no voting rights.

(c)

Includes shares of restricted stock for Messrs. Coyle (15,000), Dewhurst (20,001), Hay (83,833), Kelleher (25,001), Olivera (23,500), Rodriguez (10,001) and Stall (21,001) and a total of 206,587 shares of restricted stock for all directors and executive officers as a group; such shares have voting but not investment power.

(d)

Includes shares underlying options to purchase shares held by Messrs. Coyle (150,000), Dewhurst (100,000), Hay (258,334), Kelleher (150,000), Olivera (75,001), Rodriguez (20,000) and Stall (25,001) and a total of 799,636 shares underlying options to purchase shares for all directors and executive officers as a group.

(e)

Includes 25 shares owned by Mr. Coyle's wife, as to which Mr. Coyle disclaims beneficial ownership; and 44,558 shares owned by Coyle Holdings Limited Partnership, as to which Mr. Coyle disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(f)

Includes share units of Messrs. Dewhurst (10,801), Hay (10,070), Kelleher (15,709), Olivera (11,589), Rodriguez (4,385) and Stall (8,029) and a total of 68,242 share units for all directors and executive officers as a group under deferred compensation plans. Such units have no voting rights.

(g)	Less than 1% of the FPL Group common stock outstanding.

Item 13.  Certain Relationships and Related Transactions

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement under a similar heading, if applicable, and under the headings Executive Compensation, Employment Agreements and Director Compensation and is incorporated herein by reference.

FPL - None

Item 14.  Principal Accountant Fees and Services

FPL Group - The information requested by this item will be included in FPL Group's Proxy Statement under the headings "Fees Paid to Deloitte & Touche LLP" and "Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor" is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), which includes Deloitte Consulting, for the fiscal years ended December 31, 2003 and 2002. The amounts presented below reflect allocations from FPL Group for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2003	2002

Audit fees (a)	$1,074,000	$902,000
Audit-related fees (b)	479,000	106,000
Tax fees (c)	33,000	1,049,000
All other fees (d)	-	1,704,000

Total	$1,586,000	$3,761,000

_____________________
(a)

Audit fees consist of fees billed for professional services rendered for the audit of FPL's and FPL Group's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and FPL Group's Quarterly Reports on Form 10-Q for the fiscal year, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of FPL Group's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill their responsibility under generally accepted auditing standards.

(b)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and FPL Group's consolidated financial statements and are not reported under audit fees.  These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, audits of employee benefit plans, due diligence pertaining to acquisitions, consultation on accounting standards and on transactions, and, in 2003, assistance with the implementation of Section 404 of the Sarbanes-Oxley Act (SOA).

(c)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2003 and 2002, all amounts relate to tax compliance services.
(d)

All other fees consist of fees for products and services other than the services reported under the other named categories.  In 2003, there were no other fees incurred in this category.  In 2002, these fees primarily related to integrated supply chain systems implementation and employee benefit consulting services.  All other fees include $1,334,000 of fees billed by Deloitte Consulting for the year ended December 31, 2002.

In accordance with the requirements of the SOA, FPL Group's Audit Committee's pre-approval policy for services provided by the independent auditor, and the Charter of the Audit Committee, effective May 1, 2003, all services performed by Deloitte & Touche LLP are approved in advance by the Audit Committee.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche LLP in advance of the commencement of such work or, in cases which meet the de minimus exception in the SOA, prior to completion of the audit.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche LLP has been engaged and the estimated fees for those services.  In fiscal year 2003, no fees paid to Deloitte & Touche LLP under the categories Audit-related, Tax and All other fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimis exception established by the SOA.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
			Page(s)
(a)	1.	Financial Statements

		Independent Auditors' Report	41
		FPL Group:
		Consolidated Statements of Income	42
		Consolidated Balance Sheets	43
		Consolidated Statements of Cash Flows	44
		Consolidated Statements of Shareholders' Equity	45

		FPL:
		Consolidated Statements of Income	46
		Consolidated Balance Sheets	47
		Consolidated Statements of Cash Flows	48
		Consolidated Statements of Shareholder's Equity	49
		Notes to Consolidated Financial Statements	50-83

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
	Exhibit Number	Description	FPL Group	FPL

	*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17, 1990 (filed as Exhibit 4(a) to Post- Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x
	*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated June 27, 1996 (filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8841)	x
	*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
	*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
	*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
	*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
	*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
	*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
	*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
	3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004	x	x
	3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004	x	x
	*3(ii)a	Bylaws of FPL Group as amended February 12, 2001 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x
	*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)

Form of Rights Agreement, dated as of July 1, 1996, between FPL Group and EquiServe Trust Company, N.A. as successor to Fleet National Bank
(f/k/a The First National Bank of Boston), as Rights Agent (filed as Exhibit
4 to Form 8-K dated June 17, 1996, File No. 1-8841)

x
*4(b)

Second Amendment to Rights Agreement, dated as of December 26, 2002, between FPL Group and EquiServe Trust Company, N.A. as successor to
Fleet National Bank (f/k/a The First National Bank of Boston), as the Rights
Agent (filed as Exhibit 3 to Form 8-A/A dated January 3, 2003, File No. 1-8841)

x
*4(c)

Third Amendment to Rights Agreement, dated as of January 1, 2004, between
FPL Group, Computershare Investor Services, LLC as successor rights agent, and EquiServe Trust Company, N.A. as predecessor rights agent (filed as
Exhibit 4 to Form 8-A/A dated December 19, 2003, File No. 1-8841)

x
*4(d)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and five Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716;
Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b),
File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c),
File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective
Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective
Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K
for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q
for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q
for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q
for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for
the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the
quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the
year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the
year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169;
Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172;
Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; and
Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172)

			x	x
	*4(e)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
	*4(f)	Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York (as Guarantee Trustee) dated as of June 1, 1999 (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
	*4(g)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 6 7/8% Debentures, Series due June 1, 2004 (filed as Exhibit 4(c) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
	*4(h)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 7 3/8% Debentures, Series due June 1, 2009 (filed as Exhibit 4(d) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(i)

Officer's Certificate of FPL Group Capital, dated September 7, 1999, creating the 7 5/8% Debentures, Series due September 15, 2006
(filed as Exhibit 4 to Form 10-Q for the quarter ended September 30,
1999, File No. 1-8841)

x
*4(j)

Officer's Certificate of FPL Group Capital, dated May 11, 2001, creating the 6 1/8% Debentures, Series due May 15, 2007 (filed as Exhibit 4 to
Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)

x
*4(k)

Officer's Certificate of FPL Group Capital, dated February 4, 2002, creating the Series A Debentures due February 16, 2007 (filed as Exhibit 4(j)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

x
*4(l)

Officer's Certificate of FPL Group Capital, dated April 11, 2003, creating the
3 1/4% Debentures, Series due April 11, 2006 (filed as Exhibit 4(ao) to
Post-Effective Amendment No. 1 to Form S-3, File Nos. 333-102173,
333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(m)

Officer's Certificate of FPL Group Capital, dated September 30, 2003, creating the Floating Rate Debentures, Series due March 30, 2005
(filed as Exhibit 4(ap) to Post-Effective Amendment No. 2 to Form S-3,
File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(n)

Officer's Certificate of FPL Group Capital, dated September 30, 2003, creating the 1 7/8% Debentures, Series due March 30, 2005
(filed as Exhibit 4(aq) to Post-Effective Amendment No. 2 to Form S-3,
File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(o)

Purchase Contract Agreement, dated as of February 1, 2002, between
FPL Group and The Bank of New York, as Purchase Contract Agent
and Trustee (filed as Exhibit 4(k) to Form 10-K for the year ended
December 31, 2001, File No. 1-8841)

x
*4(p)

Pledge Agreement, dated as of February 1, 2002, by and among FPL Group,
JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities
Intermediary, and The Bank of New York, as Purchase Contract Agent
(filed as Exhibit 4(l) to Form 10-K for the year ended December 31, 2001,
File No. 1-8841)

x
*4(q)

Officer's Certificate of FPL Group Capital, dated June 12, 2002, creating the Series B Debentures due February 16, 2008 (filed as Exhibit 4(a) to
Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

x
*4(r)

Purchase Contract Agreement, dated as of June 1, 2002, between FPL Group and The Bank of New York, as Purchase Contract Agent and Trustee
(filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

x
*4(s)

Pledge Agreement, dated as of June 1, 2002, by and among FPL Group,
JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and
Securities Intermediary, and The Bank of New York, as Purchase Contract
Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended
June 30, 2002, File No. 1-8841)

x
	*10(a)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)

Amendments # 1 and 2 effective January 1, 1998 to FPL Group
Supplemental Executive Retirement Plan, amended and restated effective
April 1, 1997 (filed as Exhibit 10(b) to Form 10-K for the year ended
December 31, 1999, File No. 1-8841)

			x	x
*10(c)

Amendment #3 effective January 1, 1999 to FPL Group Supplemental
Executive Retirement Plan, amended and restated effective April 1, 1997
(filed as Exhibit 10(c) to Form 10-K for the year ended December 31,
1999, File No. 1-8841)

			x	x
	*10(d)	Supplemental Executive Retirement Plan for Dennis P. Coyle effective November 15, 1993 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x	x
*10(e)

Supplement to the FPL Group Supplemental Executive Retirement Plan
as it applies to Lewis Hay III effective March 22, 2002 (filed as Exhibit 10(g)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

			x	x
	*10(f)	FPL Group Amended and Restated Long Term Incentive Plan, as amended and restated December 20, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
	*10(g)	Form of 2003 Annual Incentive Plan (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
	10(h)	Form of Annual Incentive Plan	x	x
	*10(i)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2001 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)	x	x
	*10(j)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
	*10(k)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
	*10(l)	Employment Agreement between FPL Group and Dennis P. Coyle, amended and restated as of May 10, 1999 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(m)	Employment Agreement between FPL Group and Lewis Hay III, dated as of September 13, 1999 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(n)	Employment Agreement between FPL Group and Lawrence J. Kelleher, amended and restated as of May 10, 1999 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(o)	Employment Agreement between FPL Group and Armando J. Olivera, dated as of June 12, 2000 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8841)	x	x
	*10(p)	Employment Agreement between FPL Group and Antonio Rodriguez, dated as of June 12, 2000 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8841)	x	x
	*10(q)	FPL Group Non-Employee Directors Stock Plan dated as of March 17, 1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No. 1-8841)	x
*10(r)

Form of Split-Dollar Agreement between FPL Group and each of
Dennis P. Coyle, Lewis Hay III, Lawrence J. Kelleher, Armando J. Olivera
and James L. Robo (filed as Exhibit 10(w) to Form 10-K for the year ended
December 31, 2000, File No. 1-8841)

			x	x
*10(s)

Form of Amendment to Employment Agreement between FPL Group and each of Dennis P. Coyle, Lewis Hay III, Lawrence J. Kelleher, Armando J. Olivera
and Antonio Rodriguez (filed as Exhibit 10(c) to Form 10-Q for the quarter ended
June 30, 2002, File No. 1-8841)

			x	x
*10(t)

Generic Form of Executive Retention Employment Agreement between
FPL Group and each of Dennis P. Coyle, Lewis Hay III,
Lawrence J. Kelleher, Armando J. Olivera and Antonio Rodriguez (filed as
Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

			x	x
*10(u)

Generic Form of Executive Retention Employment Agreement between
FPL Group and each of Moray P. Dewhurst, John A. Stall and James L. Robo
(filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

			x	x
	*10(v)	Amendment to Employment Agreement between FPL Group and Armando J. Olivera, dated as of October 17, 2003 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8841)	x	x
	*10(w)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
	12(a)	Computation of Ratio of Earnings to Fixed Charges	x
	12(b)	Computation of Ratios		x
	21	Subsidiaries of FPL Group and FPL	x	x
	23	Independent Auditors' Consent	x	x
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
	32(a)	Section 1350 Certification of FPL Group	x
	32(b)	Section 1350 Certification of FPL		x
_____________________
*Incorporated herein by reference

FPL Group and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A current report on Form 8-K was filed with the SEC on October 3, 2003 by FPL Group reporting one event under Item 5. Other Events and Regulation FD Disclosure.

FPL GROUP, INC. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPL Group, Inc.
LEWIS HAY III

Lewis Hay III Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 2004:

MORAY P. DEWHURST	K. MICHAEL DAVIS

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
H. JESSE ARNELLE	ALEXANDER W. DREYFOOS, JR

H. Jesse Arnelle	Alexander W. Dreyfoos, Jr.
SHERRY S. BARRAT	FREDERIC V. MALEK

Sherry S. Barrat	Frederic V. Malek
ROBERT M. BEALL, II	MICHAEL H. THAMAN

Robert M. Beall, II	Michael H. Thaman
J. HYATT BROWN	PAUL R. TREGURTHA

J. Hyatt Brown	Paul R. Tregurtha
JAMES L. CAMAREN	FRANK G. ZARB

James L. Camaren	Frank G. Zarb

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

ARMANDO J. OLIVERA

Armando J. Olivera President and Director

Date: February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 2004:

LEWIS HAY III

Lewis Hay III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)
K. MICHAEL DAVIS

K. Michael Davis Vice President, Accounting, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
DENNIS P. COYLE	ANTONIO RODRIGUEZ

Dennis P. Coyle LAWRENCE J. KELLEHER	Antonio Rodriguez JOHN A. STALL

Lawrence J. Kelleher	John A. Stall