Form 10-Q
period 2004-03-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2004-05-04
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.    Yes  X        No ___

Indicate by check mark whether FPL Group, Inc. is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes  X        No ___

Indicate by check mark whether Florida Power & Light Company is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes               No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at March 31, 2004:  184,812,342 shares.

As of March 31, 2004, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

  FPL Group's and FPL's results of operations could be affected by FPL's ability to renegotiate franchise agreements with municipalities and counties in Florida.

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

  FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group and FPL to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase interest costs.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended March 31,

	2004	2003

OPERATING REVENUES	$2,331	$2,082

OPERATING EXPENSES
Fuel, purchased power and interchange	1,159	944
Other operations and maintenance	398	393
Depreciation and amortization	301	259
Taxes other than income taxes	212	192

Total operating expenses	2,070	1,788

OPERATING INCOME	261	294

OTHER INCOME (DEDUCTIONS)
Interest charges	(122)	(77)
Preferred stock dividends - FPL	-	(4)
Equity in earnings of equity method investees	15	34
Other - net	12	6

Total other deductions - net	(95)	(41)

INCOME BEFORE INCOME TAXES	166	253

INCOME TAXES	28	78

NET INCOME	$138	$175

Earnings per share of common stock:
Basic	$0.78	$0.99
Assuming dilution	$0.77	$0.99

Dividends per share of common stock	$0.62	$0.60

Weighted-average number of common shares outstanding:
Basic	178.4	176.8
Assuming dilution	179.6	177.1

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2004	December 31, 2003

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$28,616	$28,445
Nuclear fuel	486	463
Construction work in progress	1,559	1,364
Less accumulated depreciation and amortization	(10,192)	(9,975)

Total property, plant and equipment - net	20,469	20,297

CURRENT ASSETS
Cash and cash equivalents	232	129
Customer receivables, net of allowances of $22 and $25, respectively	774	809
Other receivables	233	379
Materials, supplies and fossil fuel inventory - at average cost	410	458
Deferred clause and franchise expenses	166	348
Derivative assets	273	188
Other	178	159

Total current assets	2,266	2,470

OTHER ASSETS
Special use funds	2,335	2,248
Other investments	855	810
Regulatory assets:
Unamortized loss on reacquired debt	48	48
Litigation settlement	78	89
Other	19	22
Other	1,008	951

Total other assets	4,343	4,168

TOTAL ASSETS	$27,078	$26,935

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,255	3,216
Retained earnings	3,773	3,745
Accumulated other comprehensive income (loss)	(19)	4

Total common shareholders' equity	7,011	6,967
Preferred stock of FPL without sinking fund requirements	5	5
Long-term debt	8,667	8,723

Total capitalization	15,683	15,695

CURRENT LIABILITIES
Commercial paper	248	708
Notes payable	50	212
Current maturities of long-term debt	971	367
Accounts payable	566	542
Customers' deposits	371	357
Accrued interest and taxes	294	226
Deferred clause and franchise revenues	38	48
Derivative regulatory liability	146	93
Other	561	800

Total current liabilities	3,245	3,353

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,116	2,086
Accumulated deferred income taxes	2,188	2,155
Regulatory liabilities:
Accrued asset removal costs	1,930	1,902
Storm and property insurance reserve	338	327
Asset retirement obligation regulatory expense difference	221	180
Unamortized investment tax credits	96	100
Other	139	160
Other	1,122	977

Total other liabilities and deferred credits	8,150	7,887

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$27,078	$26,935

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290	248
Nuclear fuel amortization	24	-
Deferred income taxes and related regulatory credit	47	132
Cost recovery clauses and franchise fees	183	(171)
Equity in earnings of equity method investees	(15)	(34)
Distribution of earnings from equity method investees	1	8
Changes in operating assets and liabilities:
Restricted cash	25	(16)
Customer receivables	34	(31)
Other receivables	26	(32)
Material, supplies and fossil fuel inventory	15	41
Other current assets	9	(33)
Deferred pension cost	(30)	(26)
Accounts payable	21	288
Customers' deposits	14	9
Interest, income taxes and other taxes	188	43
Other current liabilities	(103)	71
Other liabilities	3	(45)
Other - net	77	59

Net cash provided by operating activities	947	686

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(401)	(299)
Independent power investments	(120)	(302)
Nuclear fuel purchases	(22)	-
Capital expenditures of FPL FiberNet, LLC	(1)	(1)
Contributions to special use funds	(41)	(69)
Other - net	(45)	(17)

Net cash used in investing activities	(630)	(688)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	536	-
Retirements of long-term debt	(3)	-
Net change in short-term debt	(616)	167
Issuances of common stock	19	16
Dividends on common stock	(111)	(106)
Other - net	(39)	(9)

Net cash provided by (used in) financing activities	(214)	68

Net increase in cash and cash equivalents	103	66
Cash and cash equivalents at beginning of period	129	266

Cash and cash equivalents at end of period	$232	$332

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$-	$14
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended March 31,

	2004	2003

OPERATING REVENUES	$1,942	$1,757

OPERATING EXPENSES
Fuel, purchased power and interchange	1,024	810
Other operations and maintenance	296	301
Depreciation and amortization	231	218
Taxes other than income taxes	192	176

Total operating expenses	1,743	1,505

OPERATING INCOME	199	252

OTHER INCOME (DEDUCTIONS)
Interest charges	(46)	(38)
Other - net	4	(1)

Total other deductions - net	(42)	(39)

INCOME BEFORE INCOME TAXES	157	213

INCOME TAXES	52	74

NET INCOME	105	139

PREFERRED STOCK DIVIDENDS	-	4

NET INCOME AVAILABLE TO FPL GROUP	$105	$135

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2004	December 31, 2003

ELECTRIC UTILITY PLANT
Plant in service	$21,550	$21,368
Nuclear fuel	403	380
Construction work in progress	874	741
Less accumulated depreciation and amortization	(9,384)	(9,237)

Electric utility plant - net	13,443	13,252

CURRENT ASSETS
Cash and cash equivalents	41	4
Customer receivables, net of allowances of $8 and $11, respectively	556	636
Other receivables	95	151
Materials, supplies and fossil fuel inventory - at average cost	337	355
Deferred clause and franchise expenses	166	348
Derivative assets	174	130
Other	58	49

Total current assets	1,427	1,673

OTHER ASSETS
Special use funds	2,054	1,974
Other investments	9	9
Regulatory assets:
Unamortized loss on reacquired debt	48	48
Litigation settlement	78	89
Other	19	22
Other	779	750

Total other assets	2,987	2,892

TOTAL ASSETS	$17,857	$17,817

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	327	313

Total common shareholder's equity	6,018	6,004
Preferred stock without sinking fund requirements	25	5
Long-term debt	3,311	3,074

Total capitalization	9,354	9,083

CURRENT LIABILITIES
Commercial paper	238	630
Accounts payable	446	435
Customers' deposits	361	346
Accrued interest and taxes	202	160
Deferred clause and franchise revenues	38	48
Derivative regulatory liability	146	93
Other	270	423

Total current liabilities	1,701	2,135

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,934	1,908
Accumulated deferred income taxes	1,455	1,415
Regulatory liabilities:
Accrued asset removal costs	1,930	1,902
Storm and property insurance reserve	338	327
Asset retirement obligation regulatory expense difference	221	180
Unamortized investment tax credits	96	100
Other	139	160
Other	689	607

Total other liabilities and deferred credits	6,802	6,599

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$17,857	$17,817

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220	207
Nuclear fuel amortization	17	-
Deferred income taxes and related regulatory credit	34	117
Cost recovery clauses and franchise fees	183	(171)
Changes in operating assets and liabilities:
Customer receivables	79	(4)
Other receivables	15	(49)
Material, supplies and fossil fuel inventory	18	32
Other current assets	(7)	(14)
Deferred pension cost	(25)	(25)
Accounts payable	9	247
Customers' deposits	15	9
Interest, income taxes and other taxes	83	-
Other current liabilities	(54)	(4)
Other liabilities	(21)	(28)
Other - net	52	54

Net cash provided by operating activities	723	510

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(401)	(299)
Nuclear fuel purchases	(22)	-
Contributions to special use funds	(37)	(65)
Other - net	1	-

Net cash used in investing activities	(459)	(364)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	236	-
Issuances of preferred stock	20	-
Net change in short-term debt	(392)	68
Dividends	(91)	(100)

Net cash used in financing activities	(227)	(32)

Net increase in cash and cash equivalents	37	114
Cash and cash equivalents at beginning of period	4	-

Cash and cash equivalents at end of period	$41	$114

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$-	$14
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2003 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period may not give a true indication of results for the year.

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

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits

	Three Months Ended March 31,		Three Months Ended March 31,

	2004	2003	2004	2003

	(millions)

Service cost	$13	$13	$2	$2
Interest cost	21	21	7	7
Expected return on plan assets	(52)	(50)	(1)	(1)
Amortization of transition (asset) obligation	(6)	(6)	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of (gains) losses	(6)	(8)	1	1

Net periodic benefit (income) cost at FPL Group	$(31)	$(31)	$10	$10

Net periodic benefit (income) cost at FPL	$(25)	$(25)	$9	$9

During the three months ended March 31, 2004, FPL Group contributed $5 million to the other benefits plan, with a total of $24 million anticipated in calendar year 2004.  FPL Group does not expect to make any contributions to the pension plan in calendar year 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law.  The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit.  The Act became law after FPL Group's September 30, 2003 measurement date.  As a result of this Act, in January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Under Staff Position FAS 106-1, FPL Group has elected to defer recognizing the effects of the Act, pending authoritative guidance on the appropriate accounting treatment for the federal subsidy.  Accordingly, the net periodic benefit cost does not reflect the effects of the Act on the other benefits plan, and could change when such authoritative guidance is issued.

2.  Derivative Instruments

FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges.  These transactions have been entered into to reduce FPL Group's aggregate risk.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues, fuel purchases and sales are recognized net in fuel, purchased power and interchange expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  Any position that is moved between non-qualifying hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended March 31,

	2004	2003

	(millions)

Consolidated subsidiaries	$(12)	$(18)
Equity method investees	$11	$19

3.  Comprehensive Income

At March 31, 2004, substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges with expiration dates through December 2008 for energy contract derivative instruments.  Approximately $8 million of losses included in FPL Group's accumulated other comprehensive income at March 31, 2004 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold.  Accumulated other comprehensive income (loss) is separately displayed on the condensed consolidated balance sheets of FPL Group.

FPL Group's comprehensive income is as follows:
	Three Months Ended March 31,

	2004	2003

	(millions)

Net income of FPL Group	$138	$175
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $12 tax benefit
and $16 tax expense, respectively)	(19)	24
Reclassification from OCI to net income (net of $1 and	(2)	(14)
$9 tax benefit, respectively)
Net unrealized gains (losses) on available for sale securities	3	(3)
(net of $2 tax expense and $2 tax benefit, respectively)
Net unrealized loss on interest rate swaps (net of $3 tax benefit)	(5)	-

Comprehensive income of FPL Group	$115	$182

4.  Stock-Based Compensation

Effective January 1, 2004, FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation."  FPL Group selected the modified prospective method of adoption described in FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  Under that method, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of FAS 123 been applied from its original effective date.  Prior to 2004, FPL Group accounted for its stock-based compensation plans under the intrinsic value based method as permitted by FAS 123.

The following table illustrates the effect on net income and earnings per share of common stock as if FPL Group's compensation expense had been determined using the fair value based method in each period:

	Three Months Ended March 31,		Years Ended December 31,

	2004	2003	2003	2002	2001

	(millions, except per share amounts)

Net income, as reported	$138	$175	$890	$473	$781

Add: total stock-based employee compensation
expense included in reported net income,
net of related income tax effects	4	2	12	14	13

Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related income tax effects	(4)	(4)	(19)	(21)	(19)

Pro forma net income	$138	$173	$883	$466	$775

Earnings per share of common stock:
Basic - as reported	$0.78	$0.99	$5.01	$2.74	$4.63
Basic - pro forma	$0.78	$0.98	$4.97	$2.69	$4.60

Assuming dilution - as reported	$0.77	$0.99	$5.00	$2.73	$4.62
Assuming dilution - pro forma	$0.77	$0.98	$4.96	$2.69	$4.59

5.  Earnings Per Share of Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended March 31,

	2004	2003

	(millions, except per share amounts)
Numerator (basic and assuming dilution):
Net income	$138	$175

Denominator:
Weighted-average number of common shares outstanding - basic	178.4	176.8
Restricted stock, performance share and shareholder value awards, options and equity units (a)	1.2	0.3

Weighted-average number of common shares outstanding - assuming dilution	179.6	177.1

Earnings per share of common stock:
Basic	$0.78	$0.99
Assuming dilution	$0.77	$0.99
_____________________
(a)

Performance share awards and shareholder value awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Restricted stock, performance share awards, shareholder value awards, options and equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options, which were not included in the denominator above due to their antidilutive effect, were approximately 0.4 million and 1.6 million for the three months ended March 31, 2004 and 2003, respectively.

6.  Variable Interest Entities

Effective March 31, 2004, FPL Group and FPL completed the adoption of FASB Interpretation No. (FIN) 46, as revised (FIN 46R).  FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would be required to deconsolidate VIEs that are currently consolidated when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets exclusive of variable interests change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.

FPL has identified two potential VIEs (Projects), both of which are considered qualifying facilities as defined by PURPA.  PURPA requires FPL to enter into long-term power purchase agreements with the Projects to take substantially all of the electricity output of the Projects over a substantial portion of their estimated useful lives.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which is the cost avoided by neither generating the electricity nor purchasing it from another source.  With regard to the Projects, FPL's avoided cost is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The Projects have capacities of 136 and 250 megawatts (mw).  After making exhaustive efforts, FPL was unable to obtain the information from the Projects necessary to determine whether the Projects are VIEs or whether FPL is the Projects' primary beneficiary.  The power purchase agreements with these Projects contain no provisions which legally obligate the Projects to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change; however, this does not expose FPL to losses since the energy payments paid by FPL to the Projects are passed on to FPL's customers through the fuel clause as approved by the FPSC.  During the three months ended March 31, 2004, FPL purchased 583,802 mwh from these Projects at a total cost of approximately $50 million compared to 616,765 mwh at a total cost of approximately $49 million for the three months ended March 31, 2003.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Projects in order to determine if the Projects are VIEs and if so, whether FPL is the primary beneficiary.

In March 2004, a trust created by FPL Group sold 12 million shares of 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46R.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044, from FPL Group Capital Inc (FPL Group Capital).  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46R.  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its condensed consolidated balance sheets.  See Note 8.

FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's financial statements.

7.  Investments in Partnerships and Joint Ventures

During the first quarter of 2004, FPL Energy recorded a net gain of approximately $52 million ($31 million after tax) related to the termination of a gas supply contract and a steam agreement at one of its investments in joint ventures.  These agreements were terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.

Also during the first quarter of 2004, FPL Energy recorded an impairment loss of $50 million ($30 million after tax) to write down its investment in a combined-cycle power plant in Texas to its fair value as a result of agreeing to sell its interest in the project.  The sale is expected to close by the third quarter of 2004 and is subject to various federal approvals.

The results of the above transactions are reflected in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income.

8.  Debt and Preferred Stock

Long-term Debt - In January 2004, FPL issued $240 million principal amount of 5.65% first mortgage bonds maturing in February 2035.  The proceeds were used to repay a portion of its short-term borrowings and for other corporate purposes.

In March 2004, FPL Group Capital sold $309 million of 5 7/8% junior subordinated debentures maturing in March 2044, which are included in long-term debt on FPL Group's condensed consolidated balance sheets.  The proceeds were used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects.  The junior subordinated debentures were purchased by an unconsolidated 100%-owned finance subsidiary of FPL Group using proceeds from the March 2004 sale by that finance subsidiary of $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  FPL Group has fully and unconditionally guaranteed the junior subordinated debentures and the preferred trust securities.

Preferred Stock - In January 2004, FPL sold 200,000 shares of 4 1/2% Series V preferred stock with an aggregate par value of $20 million to FPL Group.

9.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the construction of a gas-fired power plant and the procurement of nuclear fuel (including capitalized interest).  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to sustain its fiber-optic network and meet customer specific requirements.  At March 31, 2004, capital expenditures for the remainder of 2004 through 2008 are estimated to be as follows:
	2004	2005	2006	2007	2008	Total

FPL:	(millions)
Generation: (a)
New (b)	$260	$300	$260	$105	$-	$925
Existing	360	480	350	450	275	1,915
Transmission and distribution	445	700	690	700	715	3,250
Nuclear fuel	60	75	80	100	80	395
General and other	100	155	175	180	160	770

Total	$1,225	$1,710	$1,555	$1,535	$1,230	$7,255

FPL Energy: (c)
Gas	$110	$10	$5	$-	$-	$125
Nuclear fuel and other	85	35	60	60	15	255

Total	$195	$45	$65	$60	$15	$380

FPL FiberNet	$5	$10	$10	$10	$10	$45

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $52 million, $53 million, $37 million and $39 million in 2004, 2005, 2006 and 2007, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)	Estimated capital expenditures exclude estimates for the development of new wind projects pending the enactment of legislation reestablishing the production tax credits for new wind facilities.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At March 31, 2004, FPL Energy had approximately $1.2 billion in firm commitments primarily for natural gas transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  Additionally, during 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006.  At March 31, 2004, $62 million had been drawn on under the loan.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At March 31, 2004, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2004 was approximately $14 million.  At March 31, 2004, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees entered into subsequent to December 31, 2002, and the related fair value, were not material as of March 31, 2004.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At April 30, 2004, FPL Energy's commitment is estimated to be from $0 to approximately $60 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.

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

The remaining required capacity and minimum payments under these contracts as of March 31, 2004 are estimated to be as follows:

	2004	2005	2006	2007	2008	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$140	$190	$200	$200	$200	$920
Qualifying facilities	$260	$350	$300	$300	$320	$4,000
Other electricity suppliers	$85	$75	$70	$20	$-	$-
Minimum payments, at projected prices:
Southern Companies - energy	$45	$60	$60	$60	$60	$90
Natural gas, including transportation	$1,360	$1,280	$645	$280	$250	$2,940
Coal	$30	$35	$20	$15	$-	$-
Oil	$450	$-	$-	$-	$-	$-

FPL Energy	$85	$60	$50	$50	$50	$735
Charges under these contracts were as follows:
	Three Months Ended March 31,

	2004				2003

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$52	(a)	$40	(b)	$49	(a)	$38	(b)
Qualifying facilities	$88	(c)	$34	(b)	$85	(c)	$35	(b)
Other electricity suppliers	$18	(c)	$9	(b)	$14	(c)	$4	(b)
Natural gas, including transportation	$-		$339	(b)	$-		$392	(b)
Coal	$-		$11	(b)	$-		$13	(b)
Oil	$-		$96	(b)	$-		120	(b)

FPL Energy	$-		$12		$-		$8
_____________________
(a)	Majority is recoverable through the capacity clause.
(b)	Recoverable through the fuel clause.
(c)	Recoverable through the capacity clause.

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

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $93 million ($70 million for FPL) in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $2 million and $3 million, respectively.

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

FPL self-insures its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers.  As approved by the FPSC, FPL maintains a storm and property insurance reserve for uninsured property storm damage or assessments under the nuclear insurance program.  At March 31, 2004, the storm and property insurance reserve (approximately $338 million) equals the amount in the storm fund (approximately $208 million) plus related deferred income taxes (approximately $130 million).  The current annual accrual approved by the FPSC is approximately $20 million.  Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC.  FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.  In addition, FPL Group is self-insured for FPL FiberNet's fiber-optic cable located throughout Florida.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act.  In May 2001, the EPA amended its complaint.  The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day for each violation thereafter.  Under a proposed EPA rule, the maximum penalty would increase to $32,500 per day for each violation after publication of the final rule.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel.  In August 2001, the MDL panel denied the motion for consolidation.  In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery.  Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case.  In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.  In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review.  In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing.  In May 2004, the U.S. Supreme Court denied the EPA's petition for review of the Eleventh Circuit order.  The EPA has not yet moved to reopen the Georgia Power Company case.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  The court is currently scheduled to hear argument on whether this case will proceed as a class action sometime in late June 2004.

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

FMPA also has requested that FERC decide the same crediting issue in a separate FERC proceeding.  That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA:  (i) the crediting issue, (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service, and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that failed to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue.  In December 2003, FERC issued an order addressing the three reserved issues.  With respect to the crediting issue, FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  Regarding the issue of behind-the-meter generation, FERC stated that they had addressed the issue of load ratio pricing for network integration transmission service in Order Nos. 888 and 888-A and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the third issue, FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities.  In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FPL previously estimated the exposure for the crediting issue at $65 million.  With the passage of time, the exposure has grown to $74 million as of March 31, 2004.  Unless the DC Circuit remands the decision back to FERC and FERC changes its position regarding its denial of FMPA's rehearing request, FPL's exposure will be limited to refunds arising from the exclusion of FPL facilities that fail to meet the integration test from its rate schedule.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  FPL moved to dismiss the complaint.  In September 2003, the court entered an order denying FPL's motion to dismiss.  Following FPL's motion for reconsideration in the Blake and Lowe lawsuit, discussed below, the court entered a similar order vacating its order denying the motion to dismiss the count for strict liability and upon reconsideration granted FPL's motion to dismiss the count for strict liability.  Discovery is proceeding.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  FPL moved to dismiss the complaint.  In September 2003, the court entered an order denying FPL's motion to dismiss.  FPL moved for reconsideration of the court's order as to the count for strict liability.  The court then entered an order vacating the order denying the motion to dismiss as to the count for strict liability, and upon reconsideration granted FPL's motion to dismiss the count for strict liability.  Discovery is proceeding.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning.  An amended complaint was filed in May 2003.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  FPL has moved to dismiss the complaint.  In July 2003, the Bradstreets brought an identical action in the same court on behalf of themselves and their daughter, Elizabeth Bradstreet.  FPL moved to dismiss the complaint, and the Bradstreets have voluntarily dismissed both lawsuits without prejudice.

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

In December 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Bradstreet, Wooldridge and Roig lawsuits.  FPL has moved to dismiss the complaint.

In January 2004, the Center For Biological Diversity, Inc. (Center) filed a lawsuit against FPL Group, FPL Energy and its affiliates ESI Bay Area GP, Inc., Green Ridge Power LLC and Altamont Power, LLC, as well as other defendants, in the U.S. District Court for the Northern District of California.  The complaint alleges violations of certain sections of the California Business and Professions Code, unjust enrichment and certain violations of the Lanham Act.  The complaint alleges that numerous birds have died as the result of collisions with wind turbines owned and operated by subsidiaries of FPL Energy in the Altamont area.  The complaint requests injunctive relief, restitution, penalties, forfeiture of the wind turbines, disgorgement of profits and attorneys' fees.

In February 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes an unfair and/or deceptive practice in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of an implied contract, and in breach of a duty of good faith and fair dealing.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL had determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds.  On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  Discovery is proceeding and no hearing date has been set.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits.  Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL:  James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson, Lawrence J. Kelleher, Armando J. Olivera, Thomas Plunkett and Antonio Rodriguez.  In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle.  In February 2003, Donald E. and Judith B. Phillips, represented by the same attorneys who represent Klein, filed suit in the same court against the same defendants as the Klein lawsuit (plus Lawrence J. Kelleher).  All three suits have been consolidated.  In February 2004, by stipulation of the parties, FPL Group was removed as a defendant.

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

A special committee of non-management directors of FPL Group conducted an investigation of the claims made in the Oorbeek and Klein lawsuits and reported thereon to FPL Group's board of directors.  The report concluded that pursuit of the claims is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits.  After reviewing the special committee's report, FPL Group's board of directors (with only non-management directors participating) concluded likewise and filed with the court a statement of position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss the lawsuits, which motion was filed in October 2002.  Messrs. Zarb, Camaren and Thaman joined the board in August 2002, October 2002 and July 2003, respectively, and did not participate in the proceedings relating to the statement of position or the filing of the motion to dismiss.  On January 20, 2004, the court issued an order denying FPL Group's motion to dismiss the lawsuits.  A trial date has been set for July 2005.

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

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner.  The note receivable is secured by a pledge of the redeemed ownership interest.  Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia).  In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11).  The note receivable plus accrued interest totaled approximately $127 million at March 31, 2004 and are included in other investments on FPL Group's condensed consolidated balance sheets.  The note was due on July 1, 2002 and is currently in default.

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

In February 2004, Adelphia and certain of its affiliates and subsidiaries, including Olympus, filed a disclosure statement (Disclosure Statement) and plan of reorganization (Plan).  The Disclosure Statement provides for the "deemed consolidation" of the Adelphia debtors into ten separate groups for purposes of voting, confirmation and distribution under the Plan.  The note receivable has been classified under the Plan by the Adelphia debtors as one of those groups and, under the proposed treatment under the Plan, the note receivable will be satisfied with shares of common stock of a reorganized Adelphia.

FPL Group believes that the Disclosure Statement and the Plan have misclassified the note receivable and anticipates filing appropriate objections.  FPL Group cannot predict whether its objection to the Plan will result in changes to the Plan or whether the Plan will be approved.  As such, the ultimate collectibility of the note receivable cannot be assured.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI).  In July 2002, MCI filed for bankruptcy protection under Chapter 11.  As part of the bankruptcy process an agreement was reached with MCI that consolidated and amended the leases upon the effective date of MCI's reorganization plan.  On May 3, 2004, MCI assumed the consolidated and amended lease, cured all prepetition arrearages and took all action necessary to effectuate the amended lease.  The amended lease will be classified as an operating lease and will not have a significant effect on FPL Group's financial statements.

10.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended March 31,

	2004				2003

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$1,942	$369	$20	$2,331	$1,757	$293	$32	$2,082
Operating expenses	$1,743	$303	$24	$2,070	$1,505	$262	$21	$1,788
Net income (loss)	$105	$53	$(20)	$138	$135	$44	$(4)	$175

	March 31, 2004				December 31, 2003

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$17,857	$8,493	$728	$27,078	$17,817	$8,440	$678	$26,935
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

11.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended March 31,

	2004				2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$389	$1,942	$2,331	$-	$325	$1,757	$2,082
Operating expenses	-	(327)	(1,743)	(2,070)	-	(283)	(1,505)	(1,788)
Interest charges	(7)	(75)	(40)	(122)	(7)	(38)	(32)	(77)
Other income (deductions) - net	143	30	(146)	27	180	46	(190)	36

Income before income taxes	136	17	13	166	173	50	30	253
Income tax (benefit) expense	(2)	(21)	51	28	(2)	6	74	78

Net income (loss)	$138	$38	$(38)	$138	$175	$44	$(44)	$175

_____________________
(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	March 31, 2004				December 31, 2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$7,834	$22,827	$30,661	$-	$7,783	$22,489	$30,272
Less accumulated depreciation and amortization	-	(808)	(9,384)	(10,192)	-	(738)	(9,237)	(9,975)

Total property, plant and equipment - net	-	7,026	13,443	20,469	-	7,045	13,252	20,297

CURRENT ASSETS
Cash and cash equivalents	5	185	42	232	27	98	4	129
Receivables	12	387	608	1,007	16	436	735	1,187
Other	-	301	726	1,027	-	271	883	1,154

Total current assets	17	873	1,376	2,266	43	805	1,622	2,470

OTHER ASSETS
Investment in subsidiaries	7,263	-	(7,263)	-	7,218	-	(7,218)	-
Other	133	1,560	2,650	4,343	110	1,491	2,567	4,168

Total other assets	7,396	1,560	(4,613)	4,343	7,328	1,491	(4,651)	4,168

TOTAL ASSETS	$7,413	$9,459	$10,206	$27,078	$7,371	$9,341	$10,223	$26,935

CAPITALIZATION
Common shareholders' equity	$7,011	$1,225	$(1,225)	$7,011	$6,967	$1,214	$(1,214)	$6,967
Preferred stock of FPL without sinking fund
requirements	-	-	5	5	-	-	5	5
Long-term debt	-	5,356	3,311	8,667	-	5,649	3,074	8,723

Total capitalization	7,011	6,581	2,091	15,683	6,967	6,863	1,865	15,695

CURRENT LIABILITIES
Accounts payable and short-term debt	-	180	684	864	-	397	1,065	1,462
Other	49	1,366	966	2,381	62	809	1,020	1,891

Total current liabilities	49	1,546	1,650	3,245	62	1,206	2,085	3,353

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	181	1,935	2,116	-	178	1,908	2,086
Accumulated deferred income taxes	(5)	831	1,362	2,188	(5)	826	1,334	2,155
Regulatory liabilities	-	-	2,724	2,724	-	-	2,669	2,669
Other	358	320	444	1,122	347	268	362	977

Total other liabilities and deferred credits	353	1,332	6,465	8,150	342	1,272	6,273	7,887

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$7,413	$9,459	$10,206	$27,078	$7,371	$9,341	$10,223	$26,935

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31,

	2004				2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$109	$204	$634	$947	$172	$106	$408	$686

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(121)	(423)	(544)	-	(303)	(299)	(602)
Other - net	(29)	(38)	(19)	(86)	-	(21)	(65)	(86)

Net cash used in investing activities	(29)	(159)	(442)	(630)	-	(324)	(364)	(688)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	300	236	536	-	-	-	-
Retirements of long-term debt	-	(3)	-	(3)	-	-	-	-
Net change in short-term debt	-	(224)	(392)	(616)	-	99	68	167
Issuances of common stock	19	-	-	19	16	-	-	16
Dividends on common stock	(111)	-	-	(111)	(106)	-	-	(106)
Other - net	(10)	(31)	2	(39)	(10)	-	1	(9)

Net cash provided by (used in) financing activities	(102)	42	(154)	(214)	(100)	99	69	68

Net increase (decrease) in cash and cash equivalents	(22)	87	38	103	72	(119)	113	66
Cash and cash equivalents at beginning of period	27	98	4	129	5	261	-	266

Cash and cash equivalents at end of period	$5	$185	$42	$232	$77	$142	$113	$332

_____________________
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2003 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Overview - FPL Group's net income for the first quarter of 2004 was $138 million compared to $175 million for the same period in 2003.  See Note 10 for segment information.  FPL Group's net income for the three months ended March 31, 2004 reflects reduced earnings at FPL and higher interest expense at Corporate and Other partially offset by increased earnings at FPL Energy.  Net income for the three months ended March 31, 2004 includes unrealized mark-to-market losses of $1 million from non-qualifying hedge activity compared to unrealized gains of $3 million for the comparable period in 2003.  FPL Group's effective tax rate for the quarters ended March 31, 2004 and 2003 reflects production tax credits for wind projects at FPL Energy.  All periods presented have been reclassified to reflect the guidance of Emerging Issues Task Force Issue No. (EITF) 03-11 and the SEC staff which was issued in 2003.

FPL Group's management uses earnings excluding non-qualifying hedge activity (adjusted earnings) internally for financial planning, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plan.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income available to FPL Group for the three months ended March 31, 2004 was $105 million compared to $135 million for the same period in 2003.  The effect of milder weather conditions was the primary contributor to the decrease in FPL's net income during the first quarter of 2004 and was somewhat offset by strong customer growth.  Depreciation expense increased for the first quarter of 2004 as a result of more plant in service, while other operations and maintenance (O&M) expenses declined slightly.

FPL's operating revenues consisted of the following:
	Three Months Ended March 31,

	2004	2003

	(millions)

Retail base operations	$783	$828
Cost recovery clauses and other pass-through costs	1,141	913
Other	18	16

Total	$1,942	$1,757

The decrease in retail base revenues was primarily due to a decrease in usage per retail customer partially offset by an increase in the number of customer accounts.  A 7.7% decrease in usage per retail customer, primarily associated with milder than normal weather conditions, particularly in January and March 2004 compared to last year's weather conditions, resulted in a decrease in revenues from retail base operations of approximately $63 million.  This decrease was partially offset by strong customer growth during the first quarter of 2004.  A 2.6% increase in the number of customer accounts, as well as other factors, increased revenues from retail base operations by $18 million.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  The increase in revenues from cost recovery clauses and other pass-through costs for the three months ended March 31, 2004 was primarily due to recovery of previously underrecovered fuel-related costs.  This also resulted in a $183 million decrease in deferred clause and franchise expenses on FPL Group's and FPL's condensed consolidated balance sheets at March 31, 2004 and positively affected FPL Group's and FPL's cash flows from operations for the three months ended March 31, 2004.

For the first quarter of 2004, FPL's O&M expenses continue to reflect rising employees benefit expenses, insurance costs and nuclear maintenance expenses.  The timing of fossil plant outages also increased O&M expenses for the first quarter of 2004.  These increases were more than offset by productivity improvements in other areas and by the absence of certain legal expense accruals that occurred in last year's first quarter.

Depreciation and amortization expense increased approximately $13 million in the first quarter of 2004 as a result of FPL's continued investment in generation and distribution expansion to support customer growth and demand.

During 2003, nuclear utilities, other than FPL, identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  St. Lucie Units Nos. 1 and 2 have similar pressurizer heater sleeve penetration design and materials.  FPL has been performing visual inspections of the St. Lucie Units Nos. 1 and 2 pressurizer heater sleeve penetrations through gaps in the insulation at each refueling outage since 1990 and has not identified any leaks.  As a result of cracks and leaks identified at other utilities, FPL began employing more extensive inspections of these pressurizer heater sleeves during the spring 2004 St. Lucie Unit No. 1 outage and no leaks were found.  St. Lucie Unit No. 2 will employ a more extensive inspection during its scheduled refueling outage later this year.  Due to the cost and outage impact associated with potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its scheduled refueling and reactor vessel head replacement outage in the fall of 2005.  The estimated cost for the pressurizer is included in estimated capital expenditures.  See Note 9 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost of this repair is approximately $12 million, which will be charged to O&M expense.  The pressurizer penetrations at Turkey Point Units Nos. 3 and 4 and Seabrook utilize a different material.

FPL Energy - FPL Energy's net income for the first quarter of 2004 was $53 million compared to $44 million for the first quarter of 2003.  FPL Energy's net income for the first quarter of 2004 benefited from project additions as well as improved market and hydro conditions in the Northeast.  In addition, the results of two large transactions at FPL Energy during the first quarter of 2004 essentially offset each other.  During the first quarter of 2004, FPL Energy recorded $1 million of after-tax net unrealized mark-to-market losses from non-qualifying hedges compared to after-tax net unrealized gains of $3 million during the comparable period in 2003.  For further discussion of derivative instruments, see Note 2.

FPL Energy's first quarter 2004 net income benefited from the effect of 3,904 mw of wind and gas-fired generation added during or after the first quarter of 2003.  The operating results of these project additions contributed $8 million to the first quarter 2004 net income.  FPL Energy's operating revenues and operating expenses for the first quarter of 2004 increased $76 million and $41 million, respectively, primarily driven by project additions and improved market conditions in the Northeast.  The projects in the Northeast benefited from improved hydro conditions and favorable pricing due to the cold weather experienced in that region.

Earnings from investments in partnerships and joint ventures for the quarter ended March 31, 2004, presented as equity in earnings of equity method investees, decreased $19 million from the prior year quarter due primarily to higher fuel costs and the mark-to-market effect of non-qualifying hedge activity in the portfolio.  Also in the first quarter of 2004, FPL Energy recorded a net gain on the termination of a gas supply contract and a steam agreement of $52 million which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in a combined-cycle power plant.  The sale is expected to close by the third quarter of 2004 and is subject to various federal approvals.  See Note 7.

FPL Energy's net income for the first quarter of 2004 also reflected higher interest expense of approximately $20 million associated with increased average debt balances due to growth in its asset base slightly offset by a decrease in average interest rates compared with the same period in 2003.

FPL Energy's 2004 earnings are subject to variability due to, among other things, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the high degree of contract coverage obtained for 2004.  During the first quarter of 2004, FPL Energy changed how it classifies its contract coverage categories to more closely reflect how these assets are managed internally.  The wind category remained unchanged while non-wind assets under long-term contract is now called contracted.  The contracted category includes all projects with mid- to long-term purchase power contracts for substantially all of their output.  Some of the newer projects with long-term contracts were previously included in the merchant category.  The merchant category now includes only those facilities which require active hedging and is subdivided into the following three regions: New England Power Pool (NEPOOL), Electric Reliability Council of Texas (ERCOT) and all other.  As of March 31, 2004, FPL Energy's capacity under contract for the remainder of 2004 and 2005 is as follows:

	Remainder of 2004			2005

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	2,719	99%		2,719	99%
Contracted	2,202	96%		2,202	99%
Merchant:
NEPOOL	2,344	70%	(b)	2,301	60%	(b)
ERCOT (c)	2,751	83%	(b)	2,732	24%	(b)
All Other	798	14%	(b)	1,275	1%	(b)

Total portfolio	10,814	82%		11,229	62%

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and refueling outage at Seabrook.
(b)	Represents on-peak mw under contract.
(c)	Does not include FPL Energy's interest in a combined-cycle power plant, which is pending sale. See Note 7.

FPL Energy is currently constructing a gas-fired plant that is expected to add approximately 744 mw of generation in the PJM Interconnection L.L.C. market by the end of 2004.  FPL Energy expects its future portfolio growth, if any, to come from a mix of asset acquisitions and wind development, assuming pending legislation reestablishing the production tax credits for new wind facilities is enacted.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses, such as interest income and interest expense.  Corporate and Other's net loss for the first quarter of 2004 was $20 million compared to a net loss of $4 million for the comparable period in 2003 reflecting lower results from FPL FiberNet and increased interest expense.  FPL FiberNet's results declined in the first quarter of 2004 due to the absence of gains associated with restructuring two transactions which were reflected in the first quarter of 2003.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Interest expense at Corporate and Other increased due to allocating less interest expense to FPL Energy as a result of the completion of a number of projects during 2003 that were previously under construction.  In addition, during 2003 FPL Energy obtained its own financing totaling approximately $1.1 billion which further reduced the amount of interest expense allocated to FPL Energy from Corporate and Other.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI.  In July 2002, MCI filed for bankruptcy protection under Chapter 11.  As part of the bankruptcy process an agreement was reached with MCI that consolidated and amended the leases upon the effective date of MCI's reorganization plan.  On May 3, 2004, MCI assumed the consolidated and amended lease, cured all prepetition arrearages and took all action necessary to effectuate the amended lease.  The amended lease will be classified as an operating lease and will not have a significant effect on FPL Group's financial statements.

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

FPL Group and its subsidiaries, including FPL, have $3.0 billion ($2.0 billion for FPL Group Capital and $1.0 billion for FPL) of bank lines of credit currently available.  Half of these credit facilities expire in October 2004 with a one-year term-out option.  The other half of the credit facilities expire in October 2006 and provide for the issuance of letters of credit of up to $500 million for FPL Group Capital and up to $250 million for FPL subject to the aggregate commitment ($1.0 billion for FPL Group Capital and $500 million for FPL) under the applicable facility.  These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a T&D property loss (in the case of FPL), as well as for general corporate purposes.  Letters of credit totaling $163 million were outstanding under the FPL Group Capital credit facilities as of March 31, 2004.  No amounts were outstanding under FPL's credit facilities at March 31, 2004.  FPL Group (which guarantees payment of FPL Group Capital's credit facilities) is required to maintain a minimum ratio of funded debt to capitalization and a minimum interest coverage ratio under the terms of FPL Group Capital's credit facilities.  FPL is required to maintain a minimum ratio of funded debt to capitalization under FPL's credit facilities.  At March 31, 2004, FPL Group and FPL were in compliance with their respective ratios.

In addition, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  Borrowings under either company's uncommitted credit facility may be used for general corporate purposes.  At March 31, 2004, FPL Group Capital had $50 million outstanding under its uncommitted credit facility, which is included in notes payable on FPL Group's condensed consolidated balance sheets.  At March 31, 2004, FPL had no amounts outstanding under its uncommitted credit facility.

In January 2004, FPL sold 200,000 shares of $100 par value 4 1/2% Series V preferred stock to FPL Group and issued $240 million of 5.65% first mortgage bonds maturing in February 2035.  Also in January 2004, FPL Group Capital entered into a variable interest rate swap agreement to protect $200 million of its outstanding 1 7/8% debentures against changes in fair value due to changes in interest rates.  In March 2004, FPL Group Capital sold $309 million of 5 7/8% junior subordinated debentures maturing in March 2044, which are included in long-term debt on FPL Group's condensed consolidated balance sheets.  The junior subordinated debentures were purchased by an unconsolidated 100%-owned finance subsidiary of FPL Group using proceeds from the March 2004 sale by that finance subsidiary of $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  FPL Group has fully and unconditionally guaranteed the junior subordinated debentures and the preferred trust securities.  See Note 8.  In April 2004, a subsidiary of FPL Energy entered into an interest rate swap agreement with an initial notional amount of $32 million to fix the interest rate on a portion of its variable rate debt at 3.845%.  Also in April 2004, FPL entered into an interest rate swap agreement to protect $250 million of its $500 million 6.875% first mortgage bonds maturing in 2005 against changes in fair value due to changes in interest rates.

The following provides various metrics regarding FPL Group's and FPL's outstanding debt:
	FPL Group (a)		FPL

	March 31,	December 31,	March 31,	December 31,
	2004	2003	2004	2003

Weighted-average annual interest rate	5.1%	4.9%	4.6%	4.5%
Weighted-average life (years)	9.1	7.3	16.1	13.6
Annual average of floating rate debt to total debt	29%	31%	26%	33%
_____________________
(a)				Calculations include interest rate swaps.

FPL Group's commitments by segment at March 31, 2004 were as follows:
	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Long-term debt:
FPL	$-	$500	$135	$-	$200	$2,498	$3,333
FPL Energy	88	119	116	418	315	705	1,761
Corporate and Other	276	675	1,100	1,075	506	939	4,571
Standby letters of credit:
FPL	3	8	-	-	-	-	11
FPL Energy	305	23	-	-	-	-	328
Corporate and Other	-	4	-	-	-	-	4
Guarantees:
FPL Energy	181	5	-	17	-	209	412
Corporate and Other	-	1	-	-	-	1	2
Other commitments: (a)
FPL (b)	1,225	1,710	1,555	1,535	1,230	-	7,255
FPL Energy (c)	135	63	53	69	52	782	1,154
Corporate and Other	143	45	-	-	-	-	188

Total	$2,356	$3,153	$2,959	$3,114	$2,303	$5,134	$19,019

_____________________
(a)						See Note 9 - Commitments and Contracts.
(b)

Represents projected capital expenditures through 2008 to meet increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities. Excludes capacity payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses.

(c)						Represents firm commitments primarily in connection with natural gas transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At April 30, 2004, FPL Energy's commitment is estimated to be from $0 to approximately $60 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.

FPL self-insures for damage to certain T&D properties and maintains a funded storm and property insurance reserve to reduce the financial impact of storm losses.  The balance of the storm fund reserve at March 31, 2004 was approximately $338 million, representing the amount in the storm fund (approximately $208 million) plus related deferred income taxes (approximately $130 million).  The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers.  FPL's bank lines of credit discussed above are also available if needed to provide cash for storm restoration costs.

New Accounting Rules and Interpretations

Variable Interest Entities - In December 2003, the FASB revised FIN 46, "Consolidation of Variable Interest Entities," which partially delayed its effective date for public companies until the first quarter of 2004.  FPL Group and FPL finalized their analysis on other investments and contractual relationships and determined that at March 31, 2004 no other entities needed to be consolidated or deconsolidated in accordance with FIN 46R.  FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's condensed consolidated financial statements.  See Note 6.

Pensions and Other Postretirement Benefits - In January 2004, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  See Note 1.

Accumulated Other Comprehensive Income

Total other comprehensive income (OCI) activity for the quarter ended March 31, 2004 is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Losses On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2003	$(10)	$14	$4
Commodities
Effective portion of net unrealized loss:
Consolidated subsidiaries (net of $12 tax benefit)	(19)	-	(19)
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $1 tax benefit)	(2)	-	(2)
Interest rate
Effective portion of net unrealized loss (net of $3 tax benefit)	-	(5)	(5)
Net unrealized gain on available for sale securities
(net of $2 tax expense)	-	3	3

Balances, March 31, 2004	$(31)	$12	$(19)

Total OCI activity for the quarter ended March 31, 2003 was as follows:
	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2002	$19	$(3)	$16
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $11 tax expense)	17	-	17
Equity investments (net of $5 tax expense)	7	-	7
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $7 tax benefit)	(10)	-	(10)
Equity investments (net of $2 tax benefit)	(4)	-	(4)
Net unrealized gain on available for sale securities
(net of $2 tax benefit)	-	(2)	(2)

Balances, March 31, 2003	$29	$(5)	$24

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

Derivative instruments are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues, fuel purchases and sales are recognized net in fuel, purchased power and interchange expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  Any position that is moved between non-qualifying hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the quarter ended March 31, 2004 are as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2003	$7	$1	$21	$(11)	$94	$112
Reclassification to realized at settlement of contracts	(3)	(1)	(24)	(3)	(24)	(55)
Effective portion of changes in fair value recorded in OCI	-	-	-	(31)	-	(31)
Ineffective portion of change in fair value recorded in earnings	-	-	(3)	-	-	(3)
Changes in fair value excluding reclassification to realized	4	1	5	-	75	85

Fair value of contracts outstanding at March 31, 2004	8	1	(1)	(45)	145	108
Net option premium payment (receipts)	-	-	(9)	-	26	17

Total mark-to-market energy contract net assets at
March 31, 2004	$8	$1	$(10)	$(45)	$171	$125

FPL Group's total mark-to-market energy contract net assets at March 31, 2004 shown above are included in the consolidated balance sheets as follows:
March 31, 2004

(millions)

Derivative assets	$272
Other assets	24
Other current liabilities	(104)
Other liabilities	(67)

FPL Group's total mark-to-market energy contract net assets at March 31, 2004	$125

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2004 are as follows:
	Maturity

	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$1	$1	$-	$-	$-	$-	$2
Prices provided by other external sources	9	5	1	-	-	-	15
Modeled	(8)	(3)	-	-	-	2	(9)

Total	2	3	1	-	-	2	8

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	1	-	-	-	-	-	1
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	-	-	-	-	-	-	-

Total	1	-	-	-	-	-	1

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	25	1	-	-	-	-	26
Prices provided by other external sources	11	-	(1)	-	-	-	10
Modeled	(20)	(5)	(3)	(2)	(2)	(5)	(37)

Total	16	(4)	(4)	(2)	(2)	(5)	(1)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	2	(3)	-	-	-	-	(1)
Prices provided by other external sources	(1)	(16)	(8)	(2)	-	-	(27)
Modeled	(4)	(7)	(2)	(2)	(2)	-	(17)

Total	(3)	(26)	(10)	(4)	(2)	-	(45)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	95	-	-	-	-	-	95
Prices provided by other external sources	25	-	-	-	-	-	25
Modeled	26	(1)	-	-	-	-	25

Total	146	(1)	-	-	-	-	145

Total sources of fair value	$162	$(28)	$(13)	$(6)	$(4)	$(3)	$108

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the quarter ended March 31, 2003 are as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(2)	-	1	(17)	(16)	(34)
Effective portion of changes in fair value recorded in OCI	-	-	-	28	-	28
Changes in valuation assumptions	-	-	-	-	-	-
Changes in fair value excluding reclassification to realized	2	1	(16)	-	17	4

Fair value of contracts outstanding at March 31, 2003	4	1	(7)	39	13	50
Net option premium payment (receipts)	-	-	(9)	-	2	(7)

Total mark-to-market energy contract net assets at
March 31, 2003	$4	$1	$(16)	$39	$15	$43

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2004 and December 31, 2003, the VaR figures are as follows:
	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2003	$-	$-	$-	$25	$5	$26	$25	$4	$26
March 31, 2004	$-	$1	$1	$25	$3	$24	$25	$4	$24

Average for the period ended
March 31, 2004	$-	$1	$1	$23	$4	$22	$23	$4	$23
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	March 31, 2004			December 31, 2003

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$9,638	$10,150	(a)	$9,090	$9,548	(a)
Fixed income securities:
Special Use Funds	$1,360	$1,360	(a)	$1,316	$1,316	(a)
Other investments	$70	$70	(a)	$57	$57	(a)
Interest rate swaps - net unrealized loss	$(14)	$(14)	(b)	$(10)	$(10)	(b)

FPL:
Long-term debt, including current maturities	$3,311	$3,452	(a)	$3,074	$3,193	(a)
Fixed income securities - Special Use Funds	$1,227	$1,227	(a)	$1,188	$1,188	(a)
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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2004, FPL Group had the following interest rate swaps:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(a)	7.625%	$-
	$150	July 2003	September 2006	variable	(b)	7.625%	-
	$175	December 2003	June 2004	variable	(c)	6.875%	-
	$200	January 2004	March 2005	variable	(d)	1.875%	-

Total fair value hedges							-

Cash flow hedges - FPL Energy:
	$100	July 2002	December 2007	4.41%		variable (e)	(6)
	$200	August 2003	November 2007	3.557%		variable (e)	(6)
	$94	December 2003	December 2017	4.245%		variable (f)	(2)

Total cash flow hedges							(14)

Total interest rate hedges							$(14)

_____________________
(a)	Six-month LIBOR plus 4.9900%
(b)	Six-month LIBOR plus 4.9925%
(c)	Six-month LIBOR plus 4.8921%
(d)	Six-month LIBOR less .1375%
(e)	Three-month LIBOR
(f)	One-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $242 million ($112 million for FPL) at March 31, 2004.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $949 million and $926 million ($802 million and $781 million for FPL) at March 31, 2004 and December 31, 2003, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $95 million ($80 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2004.

Credit risk - For all derivative and contractual transactions, FPL Group's energy marketing and trading operations, which includes FPL's energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Relevant considerations when assessing FPL Group's energy marketing and trading operations' credit risk exposure include:

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2004, approximately 99% of FPL Group's and 99% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have at least investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

FPL Group and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout FPL Group and FPL.  However, there has been no change in FPL Group's or FPL's internal control over financial reporting that occurred during FPL Group's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, FPL Group's or FPL's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2003 Form 10-K for FPL Group and FPL.

The EPA has not yet moved to reopen the lawsuit against Georgia Power Company relating to Scherer Unit No. 4.  In May 2004, the U.S. Supreme Court denied the EPA's petition for review of the June 2003 Eleventh Circuit order dismissing TVA's appeal of an EPA administrative order.

Regarding the FMPA case, in March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FPL previously estimated the exposure for the crediting issue at $65 million.  With the passage of time, the exposure has grown to $74 million as of March 31, 2004.  Unless the DC Circuit remands the decision back to FERC and FERC changes its position regarding its denial of FMPA's rehearing request, FPL's exposure will be limited to refunds arising from the exclusion of FPL facilities that fail to meet the integration test from its rate schedule.

In both the Finestone and the Blake and Lowe lawsuits, discovery is proceeding.

In the Bradstreet lawsuits, the Bradstreets have voluntarily dismissed both lawsuits without prejudice.

The Shiflett lawsuit was removed in January 2004 to the U.S. District Court for the Middle District of Florida.  FPL has moved to dismiss the complaint.

All FPL Group-related entities named in the Center for Biological Diversity, Inc. lawsuit have been served the complaint.

In the Oorbeek, Klein and Phillips lawsuit, a trial date has been set for July 2005.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

On January 20, 2004, FPL sold to FPL Group 200,000 shares of 4 1/2% Preferred Stock, Series V, for an aggregate price of $20 million in cash.  The shares were not registered under the Securities Act of 1933, as amended (Securities Act) pursuant to exemptions from registration including an exemption under Section 4(2) of the Securities Act.

Item 5.  Other Information

(a)  Reference is made to Item 1. Business - FPL Operations - Environmental and FPL Energy Operations - Environmental in the 2003 Form 10-K for FPL Group and FPL.

Clean Air Act Mercury/Nickel Rule - In 2004, the EPA published a proposed rule pursuant to Section 112 of the Clean Air Act to set Maximum Achievable Control Technology (MACT) standards for the emissions of mercury from coal-fired electric utility steam generating units to be met by the end of 2007.  In March 2004, the EPA published a Supplemental Notice of Proposed Rulemaking to propose a mercury cap and trade program requiring reductions in 2010 and 2018 as an alternative to the MACT rule.  EPA is taking comments on these alternatives and plans to issue a final rule by March 2005.  There is considerable opposition to the proposed rule from some environmental groups, which argue that there should be more stringent control of mercury emissions.  While the final requirements are uncertain, it is possible that Scherer Unit No. 4 and St. Johns River Power Park Units Nos. 1 and 2, as well as certain coal-fired units from which FPL purchases power, may be required to add additional pollution control equipment or purchase emission allowances in order to achieve compliance with the proposed mercury limits.

In addition to the mercury MACT standards for coal-fired facilities, the EPA also proposed MACT standards for nickel emissions from oil-fired electric generating facilities to be met by the end of 2007.   While the final requirements are uncertain, it is possible that the rule may apply to FPL's residual oil-fired units and an oil-fired FPL Energy unit in Maine, and may require additional pollution control equipment at these facilities or may dictate changes in operational parameters.  Some in the electric industry believe that EPA does not have sufficient data to support this rulemaking.  The proposed nickel MACT rule is anticipated to be final by March 2005.

Clean Air Act Interstate Air Quality Rule - In 2004, the EPA proposed the Interstate Air Quality Rule, which is designed to bring into compliance the majority of areas in the United States that are not currently expected to meet new air quality standards for fine particulates (PM 2.5) and ozone.  The proposed rule requires sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions reductions from electric generating units in 28 states where their emissions are transported to downwind states resulting in an adverse impact to air quality.  The proposed rule requires reductions in SO2 and NOx in 2010 and in 2015, eventually reaching a nationwide reduction of 65% for each.  In the proposed rule, Florida and Georgia were determined to be contributors of PM 2.5 to downwind states through modeling.  While the final requirements are uncertain, it is possible that FPL generating facilities in Florida and Georgia may be required to add additional SO2 and NOx controls or purchase emission allowances to meet the compliance requirements of the final rule.

Clean Water Act Section 316(b) - In May 2004, the EPA is expected to issue a final rule under Section 316(b) of the Clean Water Act to address intake structures at existing power plants with once-through cooling water systems.  The rule would require FPL to determine, through biological studies, the amount of impingement (the loss of organisms against screens and other exclusion devices) and/or entrainment (the loss of organisms by passing them through the cooling system) of fish and shellfish that is occurring at eight of FPL's power plants (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie) as well as two FPL Energy plants (Seabrook and an oil-fired plant in Maine).  The plants will be required to meet prescribed performance standards for reducing the amount of impingement and/or entrainment through engineering solutions or provide restoration/mitigation to replace impacted organisms.  FPL and FPL Energy will be conducting the required biological studies over the next four years and implementing solutions following regulatory approval.  The cost of these solutions, as well as ongoing biological monitoring that may be required, has not yet been determined.

Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2003 Form 10-K for FPL Group and FPL.

During 2003, nuclear utilities, other than FPL, identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  St. Lucie Units Nos. 1 and 2 have similar pressurizer heater sleeve penetration design and materials.  FPL has been performing visual inspections of the St. Lucie Units Nos. 1 and 2 pressurizer heater sleeve penetrations through gaps in the insulation at each refueling outage since 1990 and has not identified any leaks.  As a result of cracks and leaks identified at other utilities, FPL began employing more extensive inspections of these pressurizer heater sleeves during the spring 2004 St. Lucie Unit No. 1 outage and no leaks were found.  St. Lucie Unit No. 2 will employ a more extensive inspection during its scheduled refueling outage later this year.  Due to the cost and outage impact associated with potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its scheduled refueling and reactor vessel head replacement outage in the fall of 2005.  The estimated cost for the pressurizer is included in estimated capital expenditures.  See Note 9 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost of this repair is approximately $12 million, which will be charged to O&M expense.  The pressurizer penetrations at Turkey Point Units Nos. 3 and 4 and Seabrook utilize a different material.

Reference is made to Item 1. Business - FPL Energy Operations - Portfolio by Category in the 2003 Form 10-K for FPL Group and FPL.

During the first quarter of 2004, FPL Energy changed how it classifies its contract coverage categories to more closely reflect how these assets are managed internally.  The wind category remained unchanged while non-wind assets under long-term contract is now called contracted.  The contracted category includes all projects with mid- to long-term purchase power contracts for substantially all of their output.  Some of the newer projects with long-term contracts were previously included in the merchant category.  The merchant category now includes only those facilities which require active hedging and is subdivided into the following three regions: NEPOOL, ERCOT and all other.

(b)  None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL

*4(a)

Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities) of FPL Group Capital, dated as of March 1, 2004 (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(b)

Officer's Certificate of FPL Group Capital, dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044 (filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(c)

Preferred Trust Securities Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York (as Guarantee Trustee), dated as of March 15, 2004 (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(d)

Amended and Restated Trust Agreement relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(at) to Post-Effective Amendment No. 3 to
Form S-3, File No. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(e)

Agreement as to Expenses and Liabilities of FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(ax) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
	12(a)	Computation of Ratios	x
	12(b)	Computation of Ratios		x
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
	32(a)	Section 1350 Certification of FPL Group	x
	32(b)	Section 1350 Certification of FPL		x
_____________________
*Incorporated herein by reference

FPL Group and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A current report on Form 8-K was filed with the SEC on January 26, 2004 by FPL reporting one event under Item 5. Other Events and Regulation FD Disclosure.

A current report on Form 8-K was filed with the SEC on March 1, 2004 by FPL Group and FPL reporting events under Item 5. Other Events and Regulation FD Disclosure and filing an exhibit under Item 7.  Financial Statements and Exhibits.

A current report on Form 8-K was filed with the SEC on March 12, 2004 by FPL Group filing an exhibit under Item 7. Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: May 3, 2004

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)