Form 10-Q
period 2004-09-30
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2004-11-03
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 2-27612	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775

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

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at September 30, 2004:  185,588,626 shares.

As of September 30, 2004, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to store and/or dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

  There are other risks associated with FPL Group's non-rate regulated businesses, particularly FPL Energy.  In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power.  There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy.  FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group's future financial results.  In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results.  In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

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

  FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

OPERATING REVENUES	$2,983	$2,775	$7,933	$7,195

OPERATING EXPENSES
Fuel, purchased power and interchange	1,488	1,318	3,889	3,325
Other operations and maintenance	435	383	1,262	1,168
Depreciation and amortization	298	282	897	808
Taxes other than income taxes	239	227	667	623

Total operating expenses	2,460	2,210	6,715	5,924

OPERATING INCOME	523	565	1,218	1,271

OTHER INCOME (DEDUCTIONS)
Interest charges	(122)	(106)	(368)	(267)
Preferred stock dividends - FPL	-	(4)	-	(11)
Equity in earnings of equity method investees	40	34	78	85
Allowance for equity funds used during construction	10	4	26	8
Other - net	12	1	27	11

Total other deductions - net	(60)	(71)	(237)	(174)

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	463	494	981	1,097

INCOME TAXES	143	160	266	349

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	320	334	715	748

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities,"
net of income taxes of $2	-	(3)	-	(3)

NET INCOME	$320	$331	$715	$745

Earnings per share of common stock:
Earnings per share before cumulative effect of change in accounting
principle	$1.78	$1.88	$3.99	$4.22
Cumulative effect of change in accounting principle	$-	$(0.02)	$-	$(0.02)
Earnings per share	$1.78	$1.86	$3.99	$4.20
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of change in accounting
principle	$1.76	$1.88	$3.97	$4.21
Cumulative effect of change in accounting principle	$-	$(0.02)	$-	$(0.02)
Earnings per share	$1.76	$1.86	$3.97	$4.19

Dividends per share of common stock	$0.68	$0.60	$1.92	$1.80

Weighted-average number of common shares outstanding:
Basic	179.6	177.8	179.0	177.3
Assuming dilution	181.1	178.3	180.2	177.8

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2004		December 31, 2003

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$28,720	$28,445
Nuclear fuel	503	463
Construction work in progress	1,912	1,364
Less accumulated depreciation and amortization	(10,391)	(9,975)

Total property, plant and equipment - net	20,744	20,297

CURRENT ASSETS
Cash and cash equivalents	451	129
Customer receivables, net of allowances of $33 and $25, respectively	948	809
Other receivables	449	379
Materials, supplies and fossil fuel inventory - at average cost	377	458
Deferred clause and franchise expenses	286	348
Derivative assets	305	188
Storm fund	214	-
Other	258	159

Total current assets	3,288	2,470

OTHER ASSETS
Special use funds	2,156	2,248
Other investments	734	810
Regulatory assets:
Storm reserve deficiency	361	-
Unamortized loss on reacquired debt	46	48
Litigation settlement	56	89
Other	19	22
Other	1,114	951

Total other assets	4,486	4,168

TOTAL ASSETS	$28,518	$26,935

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,360	3,216
Retained earnings	4,116	3,745
Accumulated other comprehensive income (loss)	(50)	4

Total common shareholders' equity	7,428	6,967
Preferred stock of FPL without sinking fund requirements	5	5
Long-term debt	8,551	8,723

Total capitalization	15,984	15,695

CURRENT LIABILITIES
Commercial paper	457	708
Notes payable	-	212
Current maturities of long-term debt	712	367
Accounts payable	679	542
Customers' deposits	393	357
Accrued interest and taxes	398	226
Deferred clause and franchise revenues	29	48
Derivative regulatory liability	183	93
Other	1,245	800

Total current liabilities	4,096	3,353

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,176	2,086
Accumulated deferred income taxes	2,699	2,155
Regulatory liabilities:
Accrued asset removal costs	1,982	1,902
Storm and property insurance reserve	-	327
Asset retirement obligation regulatory expense difference	195	180
Unamortized investment tax credits	86	100
Other	141	160
Other	1,159	977

Total other liabilities and deferred credits	8,438	7,887

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$28,518	$26,935

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$715	$745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	864	775
Nuclear fuel amortization	71	38
Cumulative effect of change in accounting principle	-	5
Storm-related costs of FPL, net of insurance reimbursements	(153)	-
Deferred income taxes and related regulatory credit	560	385
Cost recovery clauses and franchise fees	76	(353)
Equity in earnings of equity method investees	(78)	(85)
Distribution of earnings from equity method investees	39	27
Changes in operating assets and liabilities:
Restricted cash	14	(96)
Customer receivables	(139)	(298)
Other receivables	24	16
Material, supplies and fossil fuel inventory	44	36
Other current assets	(10)	(20)
Deferred pension cost	(91)	(92)
Accounts payable	136	173
Customers' deposits	36	35
Interest, income taxes and other taxes	78	287
Other current liabilities	(36)	(12)
Other liabilities	51	(30)
Other - net	111	73

Net cash provided by operating activities	2,312	1,609

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(980)	(946)
Nuclear fuel purchases	(86)	(29)
Independent power investments	(305)	(1,108)
Sale of independent power investments	93	-
Capital expenditures of FPL FiberNet, LLC	(5)	(6)
Contributions to special use funds	(115)	(143)
Sale of Olympus note receivable	126	-
Funding of secured loan	(79)	-
Other - net	(20)	19

Net cash used in investing activities	(1,371)	(2,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	557	2,430
Retirements of long-term debt	(410)	(183)
Net change in short-term debt	(457)	(684)
Issuances of common stock	63	55
Dividends on common stock	(345)	(318)
Other - net	(27)	(27)

Net cash provided by (used in) financing activities	(619)	1,273

Net increase in cash and cash equivalents	322	669
Cash and cash equivalents at beginning of period	129	266

Cash and cash equivalents at end of period	$451	$935

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$-	$41
Additions to debt through adoption of FIN 46	$-	$515
Additions to property, plant and equipment - net through the adoption of FIN 46	$-	$346
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

OPERATING REVENUES	$2,485	$2,383	$6,600	$6,193

OPERATING EXPENSES
Fuel, purchased power and interchange	1,248	1,170	3,342	2,949
Other operations and maintenance	323	292	938	900
Depreciation and amortization	227	224	686	666
Taxes other than income taxes	221	210	613	578

Total operating expenses	2,019	1,896	5,579	5,093

OPERATING INCOME	466	487	1,021	1,100

OTHER INCOME (DEDUCTIONS)
Interest charges	(44)	(44)	(135)	(128)
Allowance for equity funds used during construction	10	4	26	8
Other - net	(4)	(4)	(8)	(8)

Total other deductions - net	(38)	(44)	(117)	(128)

INCOME BEFORE INCOME TAXES	428	443	904	972

INCOME TAXES	153	162	318	350

NET INCOME	275	281	586	622

PREFERRED STOCK DIVIDENDS	-	4	1	11

NET INCOME AVAILABLE TO FPL GROUP	$275	$277	$585	$611

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2004		December 31, 2003

ELECTRIC UTILITY PLANT
Plant in service	$21,636	$21,368
Nuclear fuel	408	380
Construction work in progress	1,106	741
Less accumulated depreciation and amortization	(9,438)	(9,237)

Electric utility plant - net	13,712	13,252

CURRENT ASSETS
Cash and cash equivalents	51	4
Customer receivables, net of allowances of $20 and $11, respectively	741	636
Other receivables	425	151
Materials, supplies and fossil fuel inventory - at average cost	303	355
Deferred clause and franchise expenses	286	348
Derivative assets	206	130
Storm fund	214	-
Other	155	49

Total current assets	2,381	1,673

OTHER ASSETS
Special use funds	1,872	1,974
Other investments	9	9
Regulatory assets:
Storm reserve deficiency	361	-
Unamortized loss on reacquired debt	46	48
Litigation settlement	56	89
Other	19	22
Other	855	750

Total other assets	3,218	2,892

TOTAL ASSETS	$19,311	$17,817

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,319	4,318
Retained earnings	376	313

Total common shareholder's equity	6,068	6,004
Preferred stock without sinking fund requirements	25	5
Long-term debt	3,313	3,074

Total capitalization	9,406	9,083

CURRENT LIABILITIES
Commercial paper	457	630
Accounts payable	566	435
Customers' deposits	378	346
Accrued interest and taxes	304	160
Deferred clause and franchise revenues	29	48
Derivative regulatory liability	183	93
Other	953	423

Total current liabilities	2,870	2,135

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,988	1,908
Accumulated deferred income taxes	1,929	1,415
Regulatory liabilities:
Accrued asset removal costs	1,982	1,902
Storm and property insurance reserve	-	327
Asset retirement obligation regulatory expense difference	195	180
Unamortized investment tax credits	86	100
Other	141	160
Other	714	607

Total other liabilities and deferred credits	7,035	6,599

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$19,311	$17,817

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES	$586	$622
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	653	632
Nuclear fuel amortization	51	17
Storm-related costs, net of insurance reimbursements	(153)	-
Deferred income taxes and related regulatory credit	489	168
Cost recovery clauses and franchise fees	76	(353)
Changes in operating assets and liabilities:
Customer receivables	(105)	(253)
Other receivables	(86)	13
Material, supplies and fossil fuel inventory	52	23
Other current assets	(16)	(19)
Deferred pension cost	(74)	(74)
Accounts payable	131	129
Customers' deposits	32	27
Interest, income taxes and other taxes	(45)	310
Other current liabilities	(20)	6
Other liabilities	47	(14)
Other - net	26	44

Net cash provided by operating activities	1,644	1,278

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(980)	(946)
Nuclear fuel purchases	(74)	(13)
Contributions to special use funds	(104)	(130)
Other - net	1	-

Net cash used in investing activities	(1,157)	(1,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of preferred stock	20	-
Issuances of long-term debt	236	585
Retirements of long-term debt	-	(164)
Net change in short-term debt	(173)	(445)
Capital contributions from FPL Group, Inc.	-	600
Dividends	(523)	(534)

Net cash provided by (used in) financing activities	(440)	42

Net increase in cash and cash equivalents	47	231
Cash and cash equivalents at beginning of period	4	-

Cash and cash equivalents at end of period	$51	$231

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$-	$41
Additions to debt through adoption of FIN 46	$-	$164
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2003 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period will not give a true indication of results for the year.

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

The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(millions)

Service cost	$13	$13	$2	$2	$39	$38	$6	$5
Interest cost	21	21	7	7	62	62	20	21
Expected return on plan assets	(52)	(50)	(1)	(1)	(155)	(149)	(3)	(3)
Amortization of transition (asset) obligation	(6)	(6)	1	1	(18)	(18)	3	3
Amortization of prior service benefit	(1)	(1)	-	-	(4)	(4)	-	-
Amortization of (gains) losses	(6)	(8)	1	1	(15)	(21)	3	4

Net periodic benefit (income) cost at FPL Group	$(31)	$(31)	$10	$10	$(91)	$(92)	$29	$30

Net periodic benefit (income) cost at FPL	$(25)	$(25)	$9	$9	$(74)	$(75)	$26	$26

During the nine months ended September 30, 2004, FPL Group contributed approximately $14 million to the other benefits plan, with a total of approximately $20 million anticipated in calendar year 2004.  FPL Group does not expect to make any contributions to the pension plan in calendar year 2004.  By the end of 2004, FPL Group plans to transfer up to $25 million of pension plan assets to fund claims associated with retiree medical benefits, as allowed by current tax law.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law.  The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit.  The Department of Health and Human Services (HHS) is expected to issue regulations that define actuarial equivalence later this year.  As a result of this Act, in May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain if enactment of the Act is determined to be a "significant event" pursuant to the provisions of Financial Accounting Standards No. (FAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  FPL Group considered the effects of the Act on a subset of the retiree population that FPL Group believes is certain to meet the HHS actuarial equivalence definition, when established, and determined those effects not to be a significant event.  Consequently, a remeasurement of the other benefits obligation was not performed.  In the absence of a definition of actuarial equivalency, FPL Group was unable to conclude if the Act would have a significant effect on benefit obligations related to the remaining retiree population.  FPL Group will remeasure the other benefits obligation when HHS establishes actuarial equivalency definitions if it is determined that enactment of the Act is significant to the other benefits obligation.

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity transactions, as well as to optimize the value of power generation assets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(millions)

Consolidated subsidiaries	$(26)	$16	$(27)	$(2)
Equity method investees	$4	$(1)	$18	$16

3.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended September 30,

	2004	2003

	(millions)

Net income of FPL Group	$320	$331
Net unrealized gains (losses) on commodity hedges:
Effective portion of net unrealized losses
(net of $14 and $10 tax benefit, respectively)	(22)	(16)
Reclassification from OCI to net income (net of $0.4 tax expense
and $8 tax benefit, respectively)	1	(12)
Net unrealized gains on available for sale securities
(net of $0.4 tax expense)	-	1
Net unrealized losses on interest rate hedges (net of $3
and $4 tax benefit, respectively)	(4)	(5)

Comprehensive income of FPL Group	$295	$299

	Nine Months Ended September 30,

	2004	2003

	(millions)

Net income of FPL Group	$715	$745
Net unrealized gains (losses) on commodity hedges:
Effective portion of net unrealized gains (losses)
(net of $35 tax benefit and $17 tax expense, respectively)	(54)	27
Reclassification from OCI to net income (net of $0.5 and
$23 tax benefit, respectively)	(1)	(36)
Net unrealized gains (losses) on available for sale securities
(net of $0.4 tax benefit and $6 tax expense, respectively)	(1)	9
Net unrealized gains (losses) on interest rate hedges (net of $1
tax expense and $3 tax benefit, respectively)	2	(5)

Comprehensive income of FPL Group	$661	$740

At September 30, 2004, FPL Group had cash flow hedges with expiration dates through December 2010 for energy contract derivative instruments and interest rate cash flow hedges with expiration dates through December 2017.  Approximately $26 million of losses included in FPL Group's accumulated other comprehensive income at September 30, 2004 will be reclassified into earnings within the next 12 months as either the hedged fuel is consumed, electricity is sold or interest payments are made, and assume no change in fuel prices, power prices or interest rates, respectively.  Accumulated other comprehensive income (loss) is separately displayed on the condensed consolidated balance sheets of FPL Group.

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

The following table illustrates the effect on net income and earnings per share of common stock as if FPL Group's compensation expense had been determined using the fair value based method in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(millions, except per share amounts)

Net income, as reported	$320	$331	$715	$745

Add: total stock-based employee compensation
expense included in reported net income,
net of related income tax effects	5	2	13	8

Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related income tax effects	(5)	(4)	(13)	(13)

Pro forma net income	$320	$329	$715	$740

Earnings per share of common stock:
Basic - as reported	$1.78	$1.86	$3.99	$4.20
Basic - pro forma	$1.78	$1.85	$3.99	$4.17

Assuming dilution - as reported	$1.76	$1.86	$3.97	$4.19
Assuming dilution - pro forma	$1.76	$1.85	$3.97	$4.16

5.  Earnings Per Share of Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(millions, except per share amounts)

Numerator - net income	$320	$331	$715	$745

Denominator:
Weighted-average number of common shares
outstanding - basic	179.6	177.8	179.0	177.3
Restricted stock, performance share and shareholder
value awards, options and equity units (a)	1.5	0.5	1.2	0.5

Weighted-average number of common shares
outstanding - assuming dilution	181.1	178.3	180.2	177.8

Earnings per share of common stock:
Basic	$1.78	$1.86	$3.99	$4.20
Assuming dilution	$1.76	$1.86	$3.97	$4.19
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

Common shares issuable upon the exercise of stock options, which were not included in the denominator above due to their antidilutive effect, were approximately 0.4 million and 0.7 million for the three months ended September 30, 2004 and 2003, respectively, and approximately 0.4 million and none for the nine months ended September 30, 2004 and 2003, respectively.

6.  Variable Interest Entities

Effective March 31, 2004, FPL Group and FPL completed the adoption of FASB Interpretation No. (FIN) 46, as revised (FIN 46R).  FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would be required to deconsolidate VIEs that are currently consolidated when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets, excluding variable interests, change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.

FPL has identified two potential VIEs (Projects), both of which are considered qualifying facilities (QFs) as defined by PURPA.  PURPA requires FPL to purchase the electricity output of the Projects.  As a result, FPL has entered into purchased power agreements (PPAs) with these QFs to purchase substantially all of the Projects' electrical output over a substantial portion of their estimated useful lives.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which is determined at the time the PPAs are executed. With regard to the Projects, FPL's avoided cost is based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The avoided cost is the incremental cost to the utility of the electric energy or capacity, or both, which is avoided by neither generating the electricity nor purchasing it from another source.  The Projects have capacities of 136 megawatts (mw) and 250 mw.  After making exhaustive efforts, FPL was unable to obtain the information from the Projects necessary to determine whether the Projects are VIEs or whether FPL is the primary beneficiary of either or both of the Projects.  The PPAs with the Projects contain no provisions which legally obligate the Projects to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the Projects are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if one or both of the Projects were determined to be a VIE, the absorption of some of the Projects' fuel price variability might cause FPL to be the primary beneficiary.  During the three and nine months ended September 30, 2004, FPL purchased 690,646 mwh and 1,952,556 mwh, respectively, from the Projects at a total cost of approximately $54 million and $159 million, respectively.  This compared to 791,027 mwh and 2,043,403 mwh at a total cost of approximately $52 million and $157 million for the three and nine months ended September 30, 2003, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Projects in order to determine if the Projects are VIEs and, if so, whether FPL is the primary beneficiary.

In March 2004, a trust created by FPL Group sold 12 million shares of 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46R.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044, from FPL Group Capital Inc (FPL Group Capital).  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46R.  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its condensed consolidated balance sheets.  See Note 9.

FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's financial statements.

7.  Investments

Partnerships and Joint Ventures - During the first quarter of 2004, FPL Energy recorded a net gain of approximately $52 million ($31 million after tax) related to the termination of a gas supply contract and a steam agreement at one of its investments in joint ventures.  These agreements were terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.

Also during the first quarter of 2004, FPL Energy recorded an impairment loss of approximately $50 million ($30 million after tax) to write down its investment in a combined-cycle power plant in Texas to its fair value as a result of agreeing to sell its interest in the project.  The sale was completed in the second quarter of 2004.

The results of the above transactions are reflected in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income for the nine months ended September 30, 2004.

Other - In June 2004, an indirect subsidiary of FPL Group sold a note receivable from a limited partnership of which Olympus Communications, L.P. (Olympus) is a general partner.  Olympus is an indirect subsidiary of Adelphia Communications Corporation (Adelphia).  In June 2002, Adelphia, Olympus and the limited partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11), and the note, which was due July 1, 2002, is in default.  The note receivable, which was previously recorded in other investments in FPL Group's condensed consolidated balance sheet, was sold for its net book value of approximately $127 million, including accrued interest through the date of the commencement of the Chapter 11 proceedings, less related transactions costs which were not significant.

8.  Regulatory Matters

Storm Reserve Deficiency - During the third quarter of 2004, FPL was impacted by Hurricanes Charley, Frances and Jeanne, each of which did major damage in parts of FPL's service territory and collectively resulted in over 5.4 million power outages with approximately three-quarters of FPL's customers losing power during at least one hurricane.  Damage to FPL property was primarily to the transmission and distribution systems.  Although FPL has not completed the final accounting of all restoration costs, FPL accrued restoration costs during the quarter ended September 30, 2004 of approximately $710 million, which are expected to be recoverable from the storm and property insurance reserve (storm reserve).  The unpaid portion of these accrued costs is included in other current liabilities on FPL Group's and FPL's condensed consolidated balance sheets.  In addition, based on assessments as of September 30, 2004, FPL estimated it had sustained other property losses totaling approximately $108 million, which has been or is expected to be recovered from insurance carriers.  The costs recoverable from the storm reserve exceeded the balance of the storm reserve by approximately $361 million at September 30, 2004.  This deficiency has been deferred pursuant to an FPSC order and recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets.  FPL intends to seek recovery of the $361 million regulatory asset.  FPL is in the process of reviewing and finalizing its cost estimates associated with the three hurricanes.  The exact timing and manner of recovery have yet to be determined.  The FPSC has the right to review FPL's storm charges for reasonableness and prudence.  The funds set aside to cover the cost of FPL's storm damage were reclassified to a current asset on FPL Group's and FPL's condensed consolidated balance sheets.

2002-2005 Rate Agreement - In October 2004, the Florida Supreme Court affirmed the FPSC's approval of the 2002-2005 rate agreement, which had been appealed by the South Florida Hospital and Healthcare Association and certain hospitals in April 2002.  The appellants have until November 5, 2004 to request a rehearing.

9.  Debt and Preferred Stock

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

In January 2004, FPL Group Capital entered into a variable interest rate swap agreement, which expires in March 2005, to protect $200 million of its 1.875% debentures maturing in March 2005 against changes in fair value due to changes in interest rates.  In April and May 2004, FPL entered into two $250 million variable interest rate swap agreements to protect $500 million of its 6.875% first mortgage bonds maturing in December 2005 against changes in fair value due to changes in interest rates.  Both of the swap agreements expire in December 2005.  Also in April 2004, a subsidiary of FPL Energy entered into an interest rate swap agreement, which expires in December 2017, whereby the FPL Energy subsidiary receives the London InterBank Offered Rate (LIBOR) and pays a fixed rate of 3.845% on $32 million of its variable rate debt maturing in December 2017.  In October 2004, FPL Group Capital entered into several variable interest rate swap agreements, which expire in April 2006, to protect $500 million of its 3 1/4% debentures maturing in April 2006 against changes in fair value due to changes in interest rates.

Preferred Stock - In January 2004, FPL sold 200,000 shares of 4 1/2% Series V preferred stock with an aggregate par value of $20 million to FPL Group.

10.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the construction of a gas-fired power plant and wind projects, and the procurement of nuclear fuel (including capitalized interest).  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.

At September 30, 2004, planned capital expenditures for the remainder of 2004 through 2008 are estimated to be as follows:
	2004	2005	2006	2007	2008	Total

FPL:	(millions)
Generation: (a)
New (b)	$70	$300	$265	$105	$-	$740
Existing	215	480	360	450	275	1,780
Transmission and distribution	180	700	690	700	715	2,985
Nuclear fuel	5	75	80	100	80	340
General and other	60	150	175	180	160	725

Total	$530	$1,705	$1,570	$1,535	$1,230	$6,570

FPL Energy:
Wind (c)	$85	$170	$5	$5	$5	$270
Gas	40	15	5	-	-	60
Nuclear fuel and other	50	50	115	95	60	370

Total	$175	$235	$125	$100	$65	$700

FPL FiberNet	$-	$10	$10	$10	$10	$40

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $20 million, $53 million, $36 million and $39 million in 2004, 2005, 2006 and 2007, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

FPL Energy's capital expenditures for new wind projects are estimated through 2005, when the production tax credits are scheduled to expire, and assume the addition of 241 mw which are currently under construction.  See Part II - Item 5 (v).

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At September 30, 2004, FPL Energy had approximately $1.1 billion in firm commitments primarily for natural gas transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  Additionally, during 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006.  At September 30, 2004, $126 million had been drawn on under the loan.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At September 30, 2004, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2004 was approximately $14 million.  At September 30, 2004, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees entered into subsequent to December 31, 2002, and the related fair value, were not material as of September 30, 2004.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary incurring specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At September 30, 2004, the subsidiary's commitment is estimated to be from $0 to approximately $78 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power through mid-2010 and 381 mw thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts, and the Southern subsidiaries' contract is subject to minimum quantities.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,500 mw of power with expiration dates ranging from 2004 through 2007.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts for natural gas storage, and the transportation and supply of natural gas, coal and oil with various expiration dates through 2028.

FPL Energy has contracts primarily for the supply, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2004 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook Station's (Seabrook) nuclear fuel with expiration dates ranging from 2004 to 2014.

The remaining required capacity and minimum payments under these contracts as of September 30, 2004 are estimated to be as follows:
	2004	2005	2006	2007	2008	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$50	$190	$200	$200	$200	$920
Qualifying facilities (b)	$90	$360	$310	$320	$320	$4,000
Other electricity suppliers (b)	$20	$80	$70	$10	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$15	$60	$60	$60	$60	$90
Natural gas, including transportation and storage (c)	$465	$1,800	$820	$280	$255	$2,910
Coal (c)	$10	$45	$35	$30	$20	$-
Oil (c)	$160	$-	$-	$-	$-	$-

FPL Energy	$35	$65	$50	$50	$50	$730
_____________________
(a)

Capacity payments under these contracts, the majority of which is recoverable through the capacity clause, totaled $182 million and $174 million for the three months ended September 30, 2004 and 2003, respectively, and $509 million and $490 million for the nine months ended September 30, 2004 and 2003, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled $99 million for both the three months ended September 30, 2004 and 2003 and $271 million and $263 million for the nine months ended September 30, 2004 and 2003, respectively.

(c)						Recoverable through the fuel clause.

In addition, in August 2004, FPL entered into long-term purchased power agreements with the Southern subsidiaries for approximately 955 mw of power from mid-2010 through 2015.  The firm purchased power agreements provide for fixed capacity and variable energy payments.  Energy payments will be based on actual power taken under the agreements.  In addition, FPL will be obligated to pay the Southern subsidiaries for firm gas transportation.  These agreements are contingent upon certain events, including approval by the FPSC.  If approved, the fixed capacity payments and firm gas transportation commitments under these agreements, which are estimated to be approximately $100 million per year, will be recoverable through the capacity and fuel clauses.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $518 million ($414 million for FPL) per incident at any nuclear reactor in the United States, payable at a rate not to exceed $52 million ($41 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $12 million and $15 million per incident, respectively.  The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $107 million ($84 million for FPL) in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $2 million and $3 million, respectively.

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

FPL self-insures transmission and distribution property due to the high cost and limited coverage available from third-party insurers.  As approved by the FPSC, FPL maintains a storm reserve for uninsured property storm damage or assessments under the nuclear insurance program.  However, at September 30, 2004, FPL had a $361 million storm reserve deficiency as a result of restoration costs associated with the three hurricanes that struck FPL's service territory during the third quarter of 2004.  See Note 8 - Storm Reserve Deficiency.  FPL Group is also self-insured for FPL FiberNet's fiber-optic cable located throughout Florida.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act.  In May 2001, the EPA amended its complaint.  The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day for each violation thereafter.  The EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel.  In August 2001, the MDL panel denied the motion for consolidation.  In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery.  Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals ruled on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case.  In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.  In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review.  In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing.  In May 2004, the U.S. Supreme Court denied the EPA's petition for review of the Eleventh Circuit order.  The EPA has not yet moved to reopen the Georgia Power Company case.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  The court has not set a time for a hearing on whether this case will proceed as a class action.

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

FMPA also has requested that FERC decide the same crediting issue in a separate FERC proceeding.  That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA:  (i) the crediting issue, (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service, and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that failed to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue.  In December 2003, FERC issued an order addressing the three reserved issues.  With respect to the crediting issue, FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  Regarding the issue of behind-the-meter generation, FERC stated that it had addressed the issue of load ratio pricing for network integration transmission service and the related issue of behind-the-meter generation in Order Nos. 888 and 888-A, and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the third issue, FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities.

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding on October 1, 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  FERC's reply brief is due on December 1, 2004.  FPL has been granted party status as an intervenor, and its brief is due on December 16, 2004.  Oral argument is scheduled for March 22, 2005.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $1 million at September 30, 2004.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month, resulting in a refund obligation to FMPA of approximately $1 million at September 30, 2004.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $25 million at September 30, 2004.  Any reduction in FPL's network service rate would also apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at September 30, 2004 would be approximately $0.2 million under FPL's filing and approximately $3 million based on FMPA's position.  Possible next steps by the FERC include ruling on the matter based on the record, setting the matter for hearing before an administrative law judge (ALJ), or referring the matter to an ALJ for settlement discussions.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia was an unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group believes that the complaint is invalid because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  After initially denying FPL's motion to dismiss, the court granted it with respect to plaintiffs' count for strict liability.  The court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL has again moved to dismiss the strict liability claim.  FPL has further moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs have also moved to vacate or modify the court's order establishing the duty owed.  FPL has opposed that motion, which remains pending.  Discovery is proceeding.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  As in the Finestone case, the court has granted FPL's motion to dismiss the plaintiffs' count for strict liability.  Similarly, the court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL has again moved to dismiss the strict liability claim.  FPL has further moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs have also moved to vacate or modify the court's order establishing the duty owed.  FPL has opposed that motion, which remains pending.  Discovery is proceeding.

In June 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The court has granted the drug manufacturing and distribution companies' and the dental associations' motions to dismiss the complaint against them.  The plaintiffs are appealing those orders.  FPL's motion to dismiss is pending.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge lawsuit described above.  The U.S. District Court remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In December 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge and Roig lawsuits.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In February 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes an unfair and/or deceptive practice in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of an implied contract, and breach of the duty of good faith and fair dealing.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL moved to dismiss the case on the grounds that the FPSC has exclusive jurisdiction over this type of complaint.  The court denied the motion on July 13, 2004.  FPL has appealed the ruling.  FPL's motion to stay the proceedings pending resolution of the appeal was denied by the trial court.  This order is being appealed by FPL as well.

FPL determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds.  On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  Discovery is proceeding and a hearing has been set for November 4, 2004.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits.  Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL (James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson, Lawrence J. Kelleher, Armando J. Olivera, Thomas F. Plunkett and Antonio Rodriguez.)  In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL (James L. Broadhead, Paul J. Evanson, Lewis Hay III, Dennis P. Coyle and Thomas F. Plunkett).  In February 2003, Donald E. and Judith B. Phillips, represented by the same attorneys who represent Klein, filed suit in the same court against the same defendants as the Klein lawsuit (plus Lawrence J. Kelleher).  All three suits have been consolidated.  In February 2004, by stipulation of the parties, FPL Group was removed as a defendant.

The lawsuits, taken together, allege that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes.  They also allege that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste and a breach of fiduciary duties by those individual defendants.  The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants and attorneys' fees.

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

FPL Group's above-referenced statement of position reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of FPL Group's LTIP pursuant to which the payments to eight current and former senior officers were calculated.  A change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.  FPL Group and the eight senior officers have entered into a binding arbitration agreement in order to resolve the issue, which would be obviated by court approval of the Stipulation and Agreement of Settlement described below.

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

In August 2004, the plaintiffs, the individuals named as defendants, and FPL Group entered into a Stipulation and Agreement of Settlement that would resolve all matters raised in the lawsuits.  Under the terms of the settlement, which is subject to approval by the court, eight current and former senior executive officers of FPL Group and an insurance carrier will pay to FPL Group a total of $22.25 million, representing a portion of the compensation that the executives received in December 2000 in connection with the shareholder-approved, but unconsummated, merger with Entergy.  In addition, FPL Group agreed to implement several changes to its corporate governance policies and procedures, including limiting the number of boards of directors on which a director of FPL Group may serve; affirming the right of the non-management directors of FPL Group to retain, at the company's expense, legal and other advisors of their choice; requiring the replacement every five years of at least a majority of the members of the Audit, Compensation, and Governance & Nominating Committees of the Board; and prohibiting the payment by FPL Group in any fiscal year of more than $200,000 for property, goods or services to any company of which an independent director is an executive officer or employee unless such payment is reviewed by a majority of the other independent directors.  Notice of the proposed settlement was mailed to all shareholders of record as of September 25, 2004; the court hearing on the proposed settlement has been set for November 12, 2004.  If the settlement is approved, a portion of the net amount of the payment received by FPL Group would be allocated to FPL.

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

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended September 30,

	2004				2003

	FPL	FPL Energy (a)	Corporate & Other	Total	FPL	FPL Energy (a)		Corporate & Other	Total

	(millions)

Operating revenues	$2,485	$477	$21	$2,983	$2,383	$374		$18	$2,775
Operating expenses	$2,019	$420	$21	$2,460	$1,896	$295		$19	$2,210
Income (loss) before cumulative effect of
change in accounting principle	$275	$61	$(16)	$320	$277	$66		$(9)	$334
Cumulative effect of change in accounting
principle, net of income taxes	$-	$-	$-	$-	$-	$(3	)(b)	$-	$(3)
Net income (loss)	$275	$61	$(16)	$320	$277	$63		$(9)	$331

	Nine Months Ended September 30,

	2004				2003

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy (a)		Corporate & Other	Total

	(millions)

Operating revenues	$6,600	$1,272	$61	$7,933	$6,193	$935		$67	$7,195
Operating expenses	$5,579	$1,070	$66	$6,715	$5,093	$772		$59	$5,924
Income (loss) before cumulative effect of
change in accounting principle	$585	$183	$(53)	$715	$611	$159		$(22)	$748
Cumulative effect of change in accounting
principle, net of income taxes	$-	$-	$-	$-	$-	$(3	)(b)	$-	$(3)
Net income (loss)	$585	$183	$(53)	$715	$611	$156		$(22)	$745

	September 30, 2004				December 31, 2003

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy		Corporate & Other	Total

	(millions)

Total assets	$19,311	$8,434	$773	$28,518	$17,817	$8,440		$678	$26,935
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction. Residual non-utility interest charges are included in Corporate and Other.

(b)								Reflects the adoption of FIN 46 in July 2003. See Note 6.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended September 30,

	2004				2003

	FPL Group	FPL Group Capital	Other (a)	FPL Group Consolidated	FPL Group	FPL Group Capital		Other(a)	FPL Group Consolidated

	(millions)
								.
Operating revenues	$-	$498	$2,485	$2,983	$-	$392		$2,383	$2,775
Operating expenses	-	(441)	(2,019)	(2,460)	-		(314)	(1,896)	(2,210)
Interest charges	(7)	(76)	(39)	(122)	(7)		(61)	(38)	(106)
Other income (deductions) - net	325	59	(322)	62	330	44		(339)	35

Income from operations before income taxes and
cumulative effect of change in accounting principle	318	40	105	463	323	61		110	494
Income tax expense (benefit)	(2)	(9)	154	143	(8)	5		163	160

Income (loss) before cumulative effect of
change in accounting principle	320	49	(49)	320	331	56		(53)	334
Cumulative effect of change in accounting principle,
net of income taxes	-	-	-	-	-	(3	)(b)	-	(3)

Net income (loss)	$320	$49	$(49)	$320	$331	$53		$(53)	$331

	Nine Months Ended September 30,

	2004				2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital		Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$1,334	$6,599	$7,933	$-	$1,002		$6,193	$7,195
Operating expenses	-	(1,137)	(5,578)	(6,715)	-	(831)		(5,093)	(5,924)
Interest charges	(21)	(230)	(117)	(368)	(21)	(138)		(108)	(267)
Other income (deductions) - net	732	125	(726)	131	754	123		(784)	93

Income from operations before income taxes and
cumulative effect of change in accounting principle	711	92	178	981	733	156		208	1,097
Income tax expense (benefit)	(4)	(48)	318	266	(12)	11		350	349

Income (loss) before cumulative effect of
change in accounting principle	715	140	(140)	715	745	145		(142)	748
Cumulative effect of change in accounting principle,
net of income taxes	-	-	-	-	-	(3	)(b)	-	(3)

Net income (loss)	$715	$140	$(140)	$715	$745	$142		$(142)	$745

_____________________
(a)			Represents FPL and consolidating adjustments.
(b)			Reflects the adoption of FIN 46 in July 2003. See Note 6.

Condensed Consolidating Balance Sheets
	September 30, 2004				December 31, 2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$7,985	$23,150	$31,135	$-	$7,783	$22,489	$30,272
Less accumulated depreciation and amortization	-	(953)	(9,438)	(10,391)	-	(738)	(9,237)	(9,975)

Total property, plant and equipment - net	-	7,032	13,712	20,744	-	7,045	13,252	20,297

CURRENT ASSETS
Cash and cash equivalents	6	394	51	451	27	98	4	129
Receivables	7	347	1,043	1,397	16	436	735	1,187
Other	-	280	1,160	1,440	-	271	883	1,154

Total current assets	13	1,021	2,254	3,288	43	805	1,622	2,470

OTHER ASSETS
Investment in subsidiaries	7,643	-	(7,643)	-	7,218	-	(7,218)	-
Other	94	1,459	2,933	4,486	110	1,491	2,567	4,168

Total other assets	7,737	1,459	(4,710)	4,486	7,328	1,491	(4,651)	4,168

TOTAL ASSETS	$7,750	$9,512	$11,256	$28,518	$7,371	$9,341	$10,223	$26,935

CAPITALIZATION
Common shareholders' equity	$7,428	$1,556	$(1,556)	$7,428	$6,967	$1,214	$(1,214)	$6,967
Preferred stock of FPL without sinking fund
requirements	-	-	5	5	-	-	5	5
Long-term debt	-	5,238	3,313	8,551	-	5,649	3,074	8,723

Total capitalization	7,428	6,794	1,762	15,984	6,967	6,863	1,865	15,695

CURRENT LIABILITIES
Accounts payable and short-term debt	-	113	1,023	1,136	-	397	1,065	1,462
Other	27	1,212	1,721	2,960	62	809	1,020	1,891

Total current liabilities	27	1,325	2,744	4,096	62	1,206	2,085	3,353

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	189	1,987	2,176	-	178	1,908	2,086
Accumulated deferred income taxes	(5)	831	1,873	2,699	(5)	826	1,334	2,155
Regulatory liabilities	-	-	2,404	2,404	-	-	2,669	2,669
Other	300	373	486	1,159	347	268	362	977

Total other liabilities and deferred credits	295	1,393	6,750	8,438	342	1,272	6,273	7,887

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$7,750	$9,512	$11,256	$28,518	$7,371	$9,341	$10,223	$26,935

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30,

	2004				2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$327	$864	$1,121	$2,312	$919	$(54)	$744	$1,609

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(321)	(1,055)	(1,376)	-	(1,131)	(958)	(2,089)
Sale of independent power investments	-	93	-	93	-	-	-	-
Sale of Olympus note receivable	-	126	-	126	-	-	-	-
Other - net	(29)	(90)	(95)	(214)	(600)	20	456	(124)

Net cash used in investing activities	(29)	(192)	(1,150)	(1,371)	(600)	(1,111)	(502)	(2,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	322	235	557	-	1,845	585	2,430
Retirements of long-term debt	-	(410)	-	(410)	-	(19)	(164)	(183)
Net change in short-term debt	-	(284)	(173)	(457)	-	(239)	(445)	(684)
Issuances of common stock	63	-	-	63	55	-	-	55
Dividends on common stock	(345)	-	-	(345)	(318)	-	-	(318)
Other - net	(37)	(4)	14	(27)	(40)	-	13	(27)

Net cash provided by (used in) financing activities	(319)	(376)	76	(619)	(303)	1,587	(11)	1,273

Net increase (decrease) in cash and cash equivalents	(21)	296	47	322	16	422	231	669
Cash and cash equivalents at beginning of period	27	98	4	129	5	261	-	266

Cash and cash equivalents at end of period	$6	$394	$51	$451	$21	$683	$231	$935

_____________________
(a)	Represents FPL and consolidating adjustments.

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

Results of Operations

Overview - FPL Group's net income for the third quarter of 2004 was $320 million compared to $331 million for the same period in 2003.  FPL Group's net income for the three months ended September 30, 2004 reflects reduced earnings at FPL and FPL Energy and higher interest expense at Corporate and Other.  For the nine months ended September 30, 2004, FPL Group's net income was $715 million compared to $745 million for the same period in 2003.  FPL Group's net income for the nine months ended September 30, 2004 reflects reduced earnings at FPL and higher interest expense at Corporate and Other partially offset by increased earnings at FPL Energy.  FPL Group's and FPL's results for the three and nine months ended September 30, 2004 reflect the impacts of three hurricanes that struck FPL's service territory during the third quarter of 2004.  These storms resulted in lost revenues and an increase to the reserve for uncollectible accounts for FPL Group and FPL, and reduced FPL Group's earnings per share by 14 cents for the three and nine months ended September 30, 2004.  The impact of these storms is estimated to reduce FPL Group's earnings per share by an additional 1 cent during the fourth quarter of 2004.  See Note 8 - Storm Reserve Deficiency.

FPL Group's net income for the three and nine months ended September 30, 2004 include net unrealized mark-to-market losses of $6 million and $2 million, respectively, from non-qualifying hedge activity compared to net unrealized gains of $8 million and $9 million for the corresponding periods in 2003.  All periods presented have been reclassified to reflect the guidance of Emerging Issues Task Force Issue No. 03-11 and the SEC staff which was issued in 2003.  FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133) and the ineffective portion of transactions accounted for as cash flow hedges.  Any position that is moved between non-qualifying hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.  These transactions have been entered into to reduce FPL Group's aggregate commodity price risk inherent in fuel and electricity transactions.

In addition, FPL Group's net income for the three and nine months ended September 30, 2003 reflect a $3 million charge due to a change in accounting principle.  See Note 11 for segment information.  FPL Group's effective tax rate for all periods presented reflect production tax credits for wind projects at FPL Energy.

FPL Group's management uses earnings excluding non-qualifying hedge activity (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items can make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income available to FPL Group for the three months ended September 30, 2004 was $275 million compared to $277 million for the same period in 2003.  The results of the third quarter of 2004 reflect the impacts of three hurricanes that struck FPL's service territory between mid-August and late September 2004.  These storms resulted in lost revenues of approximately $36 million during the three months ended September 30, 2004 and have made 2005 results at FPL more difficult to estimate due to the uncertainty of the impact of the storms on revenue growth in the near future.  The negative impact of the hurricanes was partially offset by strong customer growth during the quarter.  Other operations and maintenance (O&M) expenses and depreciation expense increased for the third quarter of 2004 negatively impacting FPL's earnings for that period.  For the nine months ended September 30, 2004, FPL's net income available to FPL Group was $585 million compared to $611 million for the same period in 2003.  The effect of three hurricanes and otherwise milder weather were strong contributors to the decrease in FPL's net income during the nine months ended September 30, 2004, partly offset by strong customer growth.  Increased depreciation and O&M expenses further reduced net income for the nine months ended September 30, 2004.

FPL's operating revenues consisted of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(millions)

Retail base operations	$1,057	$1,050	$2,793	$2,824
Cost recovery clauses and other pass-through costs	1,412	1,320	3,755	3,326
Other	16	13	52	43

Total	$2,485	$2,383	$6,600	$6,193

The increase in retail base revenues for the three months ended September 30, 2004 was primarily due to an increase in the average number of customer accounts which was partially offset by a decrease in usage per retail customer.  A 2.8% increase in the average number of customer accounts during the third quarter of 2004 increased revenues from retail base operations by approximately $29 million.  This increase was partially offset by a 2.2% decrease in usage per retail customer, which decreased revenues from retail base operations by approximately $22 million.  The decline in usage per retail customer was primarily associated with three hurricanes hitting FPL's service territory in the last two months of the third quarter of 2004, partly offset by underlying usage growth.

The decrease in retail base revenues for the nine months ended September 30, 2004 was primarily due to a decrease in usage per retail customer, partially offset by an increase in the average number of customer accounts.  A 3.5% decrease in usage per retail customer resulted in a decrease in revenues from retail base operations of approximately $100 million, primarily due to milder weather and storm activity.  This decrease was partially offset by strong customer growth during the first nine months of 2004.  A 2.6% increase in the average number of customer accounts, as well as other factors, increased revenues from retail base operations by $69 million.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  The increase in revenues from cost recovery clauses and other pass-through costs for the three and nine months ended September 30, 2004 reflects higher fuel charges to customers primarily to recover previously underrecovered fuel-related costs resulting from higher than projected fuel costs.

FPL's O&M expenses for the three and nine months ended September 30, 2004 continue to reflect higher nuclear maintenance and insurance costs.  O&M expenses for the nine months ended September 30, 2004 also increased due to higher employee benefit expenses.  These increases were partially offset by productivity improvements in other areas and by the absence of certain legal expense accruals that occurred in last year's first quarter.

FPL performed volumetric inspections of Turkey Point Unit No. 3's bottom mounted instrumentation penetrations during its refueling outage in the fall of 2004 and found no evidence of leakage from these penetrations.  FPL is planning to perform volumetric rather than visual inspections of the bottom mounted instrumentation penetrations at Turkey Point Unit No. 4 during its next scheduled refueling outage in the spring of 2005.  St. Lucie Units Nos. 1 and 2 do not have bottom mounted instrumentation penetrations.

During 2003, nuclear utilities, other than FPL, identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in May 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  FPL and FPL Energy have filed a response to the bulletin.  In the spring of 2004, prior to the issue of the NRC bulletin, St. Lucie Unit No. 1 performed visual inspections within the scope of the bulletin and no leaks were identified.  St. Lucie Unit No. 2 and Seabrook will perform similar inspections at their next scheduled refueling outages.  Due to the cost and outage impact associated with potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its scheduled refueling and reactor vessel head replacement outage in the fall of 2005.  The estimated cost for the pressurizer is included in estimated capital expenditures.  See Note 10 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost of this repair is approximately $12 million, which will be charged to O&M expense.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2004 primarily as a result of project expansions that went into service during 2003, as well as FPL's continued investment in generation and distribution expansion to support customer growth and demand.

FPL Energy - FPL Energy's net income for the third quarter of 2004 was $61 million compared to $63 million for the third quarter of 2003.  Net income for the nine months ended September 30, 2004 was $183 million compared to $156 million for the same period in 2003.  Net income for both the three and nine months ended September 30, 2004 benefited primarily from project additions, improved contract coverage and better market conditions particularly in the Electric Reliability Council of Texas (ERCOT) region, partially offset by higher interest expense.  During the third quarter of 2004, FPL Energy recorded $6 million of after-tax net unrealized mark-to-market losses from non-qualifying hedges compared to after-tax net unrealized gains of $8 million during the same period in 2003.  For the nine months ended September 30, 2004, FPL Energy recorded $2 million of after-tax net unrealized mark-to-market losses from non-qualifying hedges compared to after-tax net unrealized gains of $9 million during the comparable period in 2003.  For further discussion of derivative instruments, see Note 2.  In connection with the enactment of legislation extending the wind production tax credits through the end of 2005, FPL Energy expects to add 250 mw to 750 mw of new wind projects by the end of 2005, including 241 mw currently under construction.

FPL Energy's third quarter 2004 net income benefited from the effect of additions to the wind portfolio partially offset by losses from new gas merchant assets added in 2003.  The operating results of 1,320 mw of wind and gas-fired generation added during or after the third quarter of 2003 contributed $5 million to third quarter 2004 net income.  FPL Energy's operating revenues for the third quarter of 2004 increased $103 million primarily driven by increased generation due to improved market conditions in the ERCOT region, new wind and new gas merchant asset additions and the commencement of a contract for the sale of the remaining 50% of the capacity of a natural gas-fired facility in Alabama, partially offset by mark-to-market losses in non-qualifying hedges in 2004 compared to gains in 2003.  FPL Energy's operating expenses for the third quarter of 2004 increased $125 million, primarily driven by increased generation due to improved market conditions in the ERCOT region and the 2003 new wind and new gas merchant asset additions.

Earnings from investments in partnerships and joint ventures for the quarter ended September 30, 2004, presented as equity in earnings of equity method investees, increased $6 million from the prior year quarter due primarily to the mark-to-market effect of non-qualifying hedge activity in the portfolio, as well as the absence of losses from a combined-cycle power plant in Texas, which was sold in the second quarter of 2004, partially offset by a gain recognized in 2003 on a gas contract restructuring.

Interest charges for the third quarter of 2004 increased by approximately $7 million primarily due to growth in FPL Energy's asset base and higher average interest rates.

FPL Energy's net income for the nine months ended September 30, 2004 also benefited from project additions discussed above.  The operating results of these project additions contributed $29 million to net income for the nine months ended September 30, 2004.  FPL Energy's operating revenues for the nine months ended September 30, 2004 increased $337 million, primarily driven by project additions, increased generation due to improved market conditions in the ERCOT region and the commencement of a contract for the sale of the remaining 50% of the capacity of a natural gas-fired facility in Alabama.  FPL Energy's operating expenses for the nine months ended September 30, 2004 increased $298 million primarily driven by project additions and increased generation due to improved market conditions in the ERCOT region.

Earnings from investments in partnerships and joint ventures for the nine months ended September 30, 2004 decreased $7 million from the prior year period primarily due to a gain recognized in 2003 on a gas contract restructuring and the effect of higher fuel costs in 2004 partially offset by the absence of losses from a combined-cycle power plant in Texas, which was sold in the second quarter of 2004, and an increase in the net unrealized mark-to-market gains from non-qualifying hedge activity in the portfolio in 2004.  Also, in the first nine months of 2004, FPL Energy recorded a net gain of approximately $52 million on the termination of a gas supply contract and a steam agreement which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in the combined-cycle power plant in Texas.

Interest charges for the nine months of 2004 increased by approximately $49 million primarily due to growth in FPL Energy's asset base, as well as an increase in average interest rates compared with the same period in 2003.

FPL Energy's 2004 earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2004 and 2005.  During the first quarter of 2004, FPL Energy changed how it classifies its contract coverage categories to more closely reflect how these assets are managed internally.  The wind category remained unchanged while non-wind assets under long-term contract are now called contracted.  The contracted category includes all projects with mid- to long-term purchased power contracts for substantially all of their output.  Some of the newer projects with long-term contracts were previously included in the merchant category.  The merchant category now includes only those facilities which require active hedging and is subdivided into the following three subcategories:  New England Power Pool (NEPOOL), ERCOT and all other.  As of September 30, 2004, FPL Energy's capacity under contract for the remainder of 2004 and 2005 is as follows:

	Remainder of 2004			2005

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)		% MW Under Contract

Wind	2,746	100%	(b)	2,746	(c)	100%	(b)
Contracted	2,170	99%		2,170		99%
Merchant:
NEPOOL	2,309	70%	(d)	2,301	(c)	64%	(d)
ERCOT	2,790	75%	(d)	2,732		69%	(d)
All Other	557	44%	(d)	1,275		8%	(d)

Total portfolio	10,572	84%		11,224		74%

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and a refueling outage at Seabrook in 2005.
(b)	Reflects round-the-clock mw under contract.
(c)	Excludes 241 mw of new wind generation announced in October 2004 and 71 mw for a planned power uprate at Seabrook in 2005.
(d)	Represents on-peak mw under contract.

FPL Energy is currently constructing a gas-fired plant that is expected to add approximately 744 mw of generation in the PJM Interconnection L.L.C. (PJM) market by the end of 2004, as well as 241 mw of wind generation expected to be in-service by mid- 2005.  FPL Energy expects its future portfolio growth to come from a mix of asset acquisitions and wind development due to the extension of the production tax credit program through 2005 for new wind facilities.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses, such as interest income and interest expense.  Corporate and Other's net loss for the three and nine months ended September 30, 2004 was $16 million and $53 million, respectively, compared to a net loss of $9 million and $22 million for the respective periods in 2003, primarily reflecting increased interest expense.  FPL FiberNet's results declined for the nine months ended September 30, 2004 due to the absence of gains associated with restructuring two transactions which were reflected in the first quarter of 2003.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Interest expense at Corporate and Other increased for all periods presented due to allocating less interest expense to FPL Energy as a result of the completion of a number of projects during 2003 that were previously under construction.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and preferred stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.  In July 2004, FPL Group increased its quarterly dividend on its common stock from $0.62 to $0.68 per share.  In May 2004, the authorized common stock of FPL Group was increased 100,000,000 shares from 300,000,000 to 400,000,000 shares.

In October 2004, FPL and FPL Group Capital refinanced their short-term credit facilities by entering into new five-year revolving credit facilities and amending their respective three-year credit facilities.  Bank lines of credit currently available to FPL Group and its subsidiaries, including FPL, are as follows:
	FPL	FPL Group Capital	Total	Maturity Date

	(millions)

	$500	$1,000	$1,500	October 2006
	1,000	1,000	2,000	October 2009 (a)

	$1,500	$2,000	$3,500

_____________________
(a)

These facilities provide for the issuance of letters of credit of up to $1.5 billion ($750 million for FPL and $750 million for FPL Group Capital).  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.

These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a transmission and distribution property loss (in the case of FPL), as well as for general corporate purposes.  At September 30, 2004, letters of credit totaling $166 million were outstanding under FPL Group Capital's credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees payment of FPL Group Capital credit facilities) is required to maintain a minimum ratio of funded debt to capitalization under the terms of FPL Group Capital's credit facilities and FPL is required to maintain a minimum ratio of funded debt to capitalization under the terms of FPL's credit facilities.  At September 30, 2004, FPL Group and FPL were in compliance with their respective ratio.

In addition, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At September 30, 2004, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

In June 2004, a consolidated FPL VIE that leases nuclear fuel to FPL increased its senior secured revolving credit facility, which provides backup support for its commercial paper program, from $65 million to $100 million and extended the expiration date from June 2004 until June 2009.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which are included in the guarantee discussion below.  At September 30, 2004, the VIE had no outstanding borrowings under the revolving credit facility and approximately $52 million under the commercial paper program.  FPL also provides an unconditional payment guarantee of the VIE's $135 million of 2.34% senior secured notes, issued in June 2003 and maturing in June 2006, which is included in the guarantee discussion below.

At September 30, 2004, FPL Group and FPL Group Capital had approximately $2.0 billion (issuable by either or both of them up to such aggregate amount) of available capacity under shelf registration statements.  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statements, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity is available for, among other things, new investment opportunities.  At September 30, 2004, FPL had approximately $1.0 billion of available capacity under its shelf registration statement.  Securities that may be issued under FPL's shelf registration statement include preferred stock, first mortgage bonds, preferred trust securities and related subordinated debt securities and guarantees.

During the nine months ended September 30, 2004, FPL sold 200,000 shares of $100 par value 4 1/2% Series V preferred stock to FPL Group and issued $240 million of 5.65% first mortgage bonds maturing in 2035, FPL Group Capital sold $309 million of 5 7/8% junior subordinated debentures maturing in 2044 and FPL Energy drew $22 million from a construction term credit facility.  The junior subordinated debentures were purchased by an unconsolidated 100%-owned finance subsidiary of FPL Group using proceeds from the March 2004 sale by that finance subsidiary of $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  FPL Group has fully and unconditionally guaranteed the junior subordinated debentures and the preferred trust securities.  The junior subordinated debentures are included in long-term debt on FPL Group's condensed consolidated balance sheets.  See Note 9.  During the nine months ended September 30, 2004, FPL Group Capital also repaid two variable rate term loans totaling $175 million and had $175 million of 6.875% debentures mature.

Subsidiaries of FPL Group also entered into four interest rate swap agreements during the nine months ended September 30, 2004.  The swaps consisted of two variable interest rate swap agreements at FPL to protect $500 million of its outstanding 6.875% first mortgage bonds maturing in 2005 against changes in fair value due to changes in interest rates, a variable interest rate swap agreement at FPL Group Capital to protect $200 million of its outstanding 1 7/8% debentures against changes in fair value due to changes in interest rates and an interest rate swap agreement whereby an FPL Energy subsidiary receives LIBOR and pays a fixed rate of 3.845% on approximately $30 million of its variable rate debt in order to limit cash flow exposure.  In October 2004, FPL Group Capital entered into several variable interest rate swap agreements to protect $500 million of its outstanding 3 1/4% debentures maturing in 2006 against changes in fair value due to changes in interest rates.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	September 30,	December 31,	September 30,	December 31,
	2004	2003	2004	2003

Weighted-average year-to-date interest rate (a)	5.0%	4.9%	5.1%	4.5%
Weighted-average life (years)	9.0	7.3	14.7	13.6
Year-to-date average of floating rate debt to total debt (a)	28%	31%	33%	33%
_____________________
(a)	Calculations include interest rate swaps, if any.

In June 2004, an indirect subsidiary of FPL Group sold a note receivable from a limited partnership of which Olympus is a general partner.  Olympus is an indirect subsidiary of Adelphia.  In June 2002, Adelphia, Olympus and the limited partnership filed for bankruptcy protection under Chapter 11, and the note, which was due July 1, 2002, is in default.  The note receivable, which was previously recorded in other investments on FPL Group's condensed consolidated balance sheet, was sold for its net book value of approximately $127 million, including accrued interest through the date of the commencement of the Chapter 11 proceedings, less related transactions costs which were not significant.  Proceeds from the sale of the note were used to reduce FPL Group Capital's debt.

FPL Group's commitments at September 30, 2004 were as follows:
	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$55	$659	$263	$127	$321	$4,587	$6,012
FPL Energy	59	217	206	501	396	997	2,376
Corporate and Other	59	812	1,300	1,187	577	1,605	5,540
Corporate Units	9	18	2	-	-	-	29
Purchase obligations:
FPL (b)	1,340	4,240	3,065	2,435	2,085	7,920	21,085
FPL Energy (c)	61	67	54	69	52	784	1,087
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	7,056	7,056
FPL Energy (f)	-	4	-	-	-	1,621	1,625
Other commitments:
Corporate and Other	61	63	-	-	-	-	124

Total	$1,644	$6,080	$4,890	$4,319	$3,431	$24,570	$44,934

_____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using September 30, 2004 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which is recoverable through various cost recovery clauses (see Note 10 - Contracts), and projected capital expenditures through 2008 to meet increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities (see Note 10 - Commitments).

(c)

Represents firm commitments primarily in connection with natural gas supply, transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  See Note 10 - Contracts.  In addition, in October 2004, FPL Energy entered into a contract to purchase wind turbines in 2004 and 2005 totaling $182 million.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)						At September 30, 2004, FPL had $1,872 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in special use funds.
(f)

At September 30, 2004, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook was $284 million and is included in FPL Group's special use funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At September 30, 2004, FPL Group had standby letters of credit of $375 million ($10 million for FPL) and $3,852 million notional amount of guarantees ($235 million for FPL), of which $3,425 million ($235 million for FPL) have expirations within the next five years.  These guarantees support the buying and selling of wholesale energy commodities, debt related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any losses associated with these guarantees and as a result, at September 30, 2004, FPL Group and FPL did not have any liabilities recorded for these guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 10 - Commitments.

In addition to the above, FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary incurring specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At September 30, 2004, the subsidiary's commitment is estimated to be from $0 to approximately $78 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.

During the third quarter of 2004, FPL was impacted by Hurricanes Charley, Frances and Jeanne, each of which did major damage in parts of FPL's service territory and collectively resulted in over 5.4 million power outages with approximately three-quarters of FPL's customers losing power during at least one hurricane.  Damage to FPL property was primarily to the transmission and distribution systems.  Although FPL has not completed the final accounting of all restoration costs, FPL accrued restoration costs during the quarter ended September 30, 2004 of approximately $710 million, which are expected to be recoverable from the storm reserve.  The unpaid portion of these accrued costs is included in other current liabilities on FPL Group's and FPL's condensed consolidated balance sheets.  In addition, based on assessments as of September 30, 2004, FPL estimated it had sustained other property losses totaling approximately $108 million, which has been or is expected to be recovered from insurance carriers.  The costs recoverable from the storm reserve exceeded the balance of the storm reserve by approximately $361 million at September 30, 2004.  This deficiency has been deferred pursuant to an FPSC order and recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets.  FPL intends to seek recovery of the $361 million regulatory asset. FPL is in the process of reviewing and finalizing its cost estimates associated with the three hurricanes.  The exact timing and manner of recovery have yet to be determined.  The FPSC has the right to review FPL's storm charges for reasonableness and prudence.  The funds set aside to cover the cost of FPL's storm damage were reclassified to a current asset on FPL Group's and FPL's condensed consolidated balance sheets.  FPL Group expects to receive a $73 million federal tax refund in the fourth quarter of 2004 as a result of casualty losses associated with the hurricanes.  In addition, costs associated with the hurricanes will also reduce FPL Group's 2004 and 2005 tax liabilities.  FPL's bank lines of credit discussed above are also available if needed to provide additional liquidity for storm restoration costs.

New Accounting Rules and Interpretations

Variable Interest Entities - In December 2003, the FASB revised FIN 46, "Consolidation of Variable Interest Entities," which partially delayed its effective date for public companies until the first quarter of 2004.  FPL Group and FPL finalized their analysis on other investments and contractual relationships and determined that no other entities needed to be consolidated or deconsolidated in accordance with FIN 46R.  FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's condensed consolidated financial statements.  See Note 6.

Pensions and Other Postretirement Benefits - In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  See Note 1.

Accumulated Other Comprehensive Income

Total other comprehensive income (OCI) activity for the nine months ended September 30, 2004 is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Losses On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2003	$(10)	$14	$4
Commodity hedges
Effective portion of net unrealized loss:
Consolidated subsidiaries (net of $35 tax benefit)	(54)	-	(54)
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $0.5 tax benefit)	(1)	-	(1)
Interest rate hedges
Effective portion of net unrealized gain (net of $1 tax expense)	-	2	2
Net unrealized loss on available for sale securities
(net of $0.4 tax benefit)	-	(1)	(1)

Balances, September 30, 2004	$(65)	$15	$(50)

Total OCI activity for the nine months ended September 30, 2003 was as follows:

	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2002	$19	$(3)	$16
Commodity hedges
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $11 tax expense)	17	-	17
Equity investments (net of $6 tax expense)	10	-	10
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $17 tax benefit)	(27)	-	(27)
Equity investments (net of $6 tax benefit)	(9)	-	(9)
Interest rate hedges
Effective portion of net unrealized loss (net of $3 tax benefit)	(5)	-	(5)
Net unrealized gain on available for sale securities
(net of $6 tax expense)	-	9	9

Balances, September 30, 2003	$5	$6	$11

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity transactions, as well as to optimize the value of power generation assets.  To a lesser extent, FPL Energy engages in limited energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2004 were as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2004
Fair value of contracts outstanding at June 30, 2004	$13	$-	$3	$(65)	$127	$78
Reclassification to realized at settlement of contracts	(8)	-	(3)	2	(44)	(53)
Effective portion of changes in fair value recorded in OCI	-	-	-	(36)	-	(36)
Ineffective portion of changes in fair value recorded in earnings	-	-	(1)	-	-	(1)
Changes in fair value excluding reclassification to realized	(1)	(2)	(14)	-	122	105

Fair value of contracts outstanding at September 30, 2004	4	(2)	(15)	(99)	205	93
Net option premium payment (receipts)	-	-	(3)	-	26	23

Total mark-to-market energy contract net assets (liabilities)
at September 30, 2004	$4	$(2)	$(18)	$(99)	$231	$116

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2004
Fair value of contracts outstanding at December 31, 2003	$7	$1	$21	$(11)	$94	$112
Reclassification to realized at settlement of contracts	(14)	(2)	(40)	-	(125)	(181)
Effective portion of changes in fair value recorded in OCI	-	-	-	(88)	-	(88)
Ineffective portion of changes in fair value recorded in earnings	-	-	(7)	-	-	(7)
Changes in fair value excluding reclassification to realized	11	(1)	11	-	236	257

Fair value of contracts outstanding at September 30, 2004	4	(2)	(15)	(99)	205	93
Net option premium payment (receipts)	-	-	(3)	-	26	23

Total mark-to-market energy contract net assets (liabilities)
at September 30, 2004	$4	$(2)	$(18)	$(99)	$231	$116

FPL Group's total mark-to-market energy contract net assets at September 30, 2004 shown above are included in the consolidated balance sheet as follows:
September 30, 2004

(millions)

Derivative assets	$304
Other assets	57
Other current liabilities	(134)
Other liabilities	(111)

FPL Group's total mark-to-market energy contract net assets at September 30, 2004	$116

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2004 are as follows:
	Maturity

	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$-	$(3)	$-	$-	$-	$-	$(3)
Prices provided by other external sources	5	10	1	-	-	-	16
Modeled	(4)	(7)	-	-	-	2	(9)

Total	1	-	1	-	-	2	4

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	-	(5)	-	-	-	-	(5)
Prices provided by other external sources	-	3	-	-	-	-	3
Modeled	-	-	-	-	-	-	-

Total	-	(2)	-	-	-	-	(2)

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	15	11	-	-	-	-	26
Prices provided by other external sources	4	4	1	-	-	-	9
Modeled	(5)	(23)	(7)	(5)	(4)	(6)	(50)

Total	14	(8)	(6)	(5)	(4)	(6)	(15)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	1	(2)	-	-	-	-	(1)
Prices provided by other external sources	-	(36)	(26)	(18)	(2)	-	(82)
Modeled	(2)	(7)	(1)	(1)	(4)	(1)	(16)

Total	(1)	(45)	(27)	(19)	(6)	(1)	(99)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	60	119	-	-	-	-	179
Prices provided by other external sources	20	6	-	-	-	-	26
Modeled	-	-	-	-	-	-	-

Total	80	125	-	-	-	-	205

Total sources of fair value	$94	$70	$(32)	$(24)	$(10)	$(5)	$93

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2003 were as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2003
Fair value of contracts outstanding at June 30, 2003	$4	$1	$(7)	$46	$16	$60
Reclassification to realized at settlement of contracts	(2)	(1)	8	(16)	-	(11)
Effective portion of changes in fair value recorded in OCI	-	-	-	(18)	-	(18)
Changes in valuation assumptions	-	-	-	-	-	-
Changes in fair value excluding reclassification to realized	4	-	5	-	(34)	(25)

Fair value of contracts outstanding at September 30, 2003	6	-	6	12	(18)	6
Net option premium payment (receipts)	-	-	(5)	-	18	13

Total mark-to-market energy contract net assets
at September 30, 2003	$6	$-	$1	$12	$-	$19

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2003
Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(6)	(1)	10	(44)	(22)	(63)
Effective portion of changes in fair value recorded in OCI	-	-	-	28	-	28
Changes in valuation assumptions	-	-	2	-	-	2 (a)
Changes in fair value excluding reclassification to realized	8	1	(14)	-	(8)	(13)

Fair value of contracts outstanding at September 30, 2003	6	-	6	12	(18)	6
Net option premium payment (receipts)	-	-	(5)	-	18	13

Total mark-to-market energy contract net assets
at September 30, 2003	$6	$-	$1	$12	$-	$19

_____________________
(a)	Change in valuation assumption from applying volatility skewness (selection of an input assumption among alternatives based on the moneyness of the option) in option valuation.

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  Management has established risk management policies to monitor and manage market risks.  FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates and adjusting their variable rate debt in relation to total capitalization.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2004 and December 31, 2003, the VaR figures are as follows:

	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2003	$-	$-	$-	$25	$5	$26	$25	$4	$26
September 30, 2004	$-	$1	$1	$26	$6	$28	$26	$7	$26

Average for the period ended
September 30, 2004	$-	$1	$1	$26	$5	$23	$26	$6	$23
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Interest rate risk - FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their issuances of debt, investments in special use funds, including the storm fund, and interest rate swaps.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	September 30, 2004			December 31, 2003

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$9,263	$9,615	(a)	$9,090	$9,548	(a)
Fixed income securities:
Special use funds, including storm fund	$1,414	$1,414	(b)	$1,316	$1,316	(b)
Other investments	$69	$69	(b)	$57	$57	(b)
Interest rate swaps - net unrealized loss	$(10)	$(10)	(c)	$(10)	$(10)	(c)

FPL:
Long-term debt, including current maturities	$3,313	$3,409	(a)	$3,074	$3,193	(a)
Fixed income securities:
Special use funds, including storm fund	$1,278	$1,278	(b)	$1,188	$1,188	(b)
Interest rate swaps - net unrealized loss	$(2)	$(2)	(c)	$-	$-
_____________________
(a) Based on market prices provided by external sources.
(b) Based on quoted market prices for these or similar issues.
(c) Based on market prices modeled internally.

The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  At September 30, 2004, the special use funds set aside to cover the cost of storm damage for FPL were reclassified to a current asset on FPL Group's and FPL's condensed consolidated balance sheets as FPL expects to utilize these funds during the next twelve months.  A portion of the special use funds is invested in fixed income debt securities carried at their market value.  Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2004, FPL Group had the following interest rate swaps:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL:
	$250	April 2004	December 2005	variable	(a)	6.875%	$(1)
	$250	May 2004	December 2005	variable	(b)	6.875%	(1)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(c)	7.625%	(2)
	$150	July 2003	September 2006	variable	(d)	7.625%	(2)
	$200	January 2004	March 2005	variable	(e)	1.875%	(1)

Total fair value hedges							(7)

Cash flow hedges - FPL Energy:
	$98	July 2002	December 2007	4.41%		variable (f)	(3)
	$200	August 2003	November 2007	3.557%		variable (f)	(1)
	$94	December 2003	December 2017	4.245%		variable (f)	-
	$30	April 2004	December 2017	3.845%		variable (f)	1

Total cash flow hedges							(3)

Total interest rate hedges							$(10)

_____________________
(a)	Six-month LIBOR plus 3.7285%
(b)	Six-month LIBOR plus 3.6800%
(c)	Six-month LIBOR plus 4.9900%
(d)	Six-month LIBOR plus 4.9925%
(e)	Six-month LIBOR less 0.1375%
(f)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $199 million ($83 million for FPL) at September 30, 2004.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $957 million and $926 million ($809 million and $781 million for FPL) at September 30, 2004 and December 31, 2003, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $96 million ($81 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at September 30, 2004.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of September 30, 2004, approximately 100% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have at least investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2003 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2004 and June 30, 2004 for FPL Group and FPL.

On October 1, 2004, FMPA filed its initial brief in the proceeding related to the DC Circuit review of FERC's December 2003 order and March 2004 order.  FERC's reply brief is due on December 1, 2004.  FPL's brief is due on December 16, 2004.  With respect to FPL's compliance filing and FMPA's protest of such, the potential refund obligation to FMPA at September 30, 2004 would be approximately $1 million under FPL's filing and approximately $25 million based on FMPA's position.  Any reduction in FPL's network service rate would also apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at September 30, 2004 would be approximately $0.2 million under FPL's filing and approximately $3 million based on FMPA's position.

In the Finestone lawsuit, the court has granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL has again moved to dismiss the strict liability claim.  FPL has further moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs have also moved to vacate or modify the court's order establishing the duty owed.  FPL has opposed that motion, which remains pending.

In the Blake and Lowe lawsuit, as in the Finestone case, the court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL has again moved to dismiss the strict liability claim.  FPL has further moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs have also moved to vacate or modify the court's order establishing the duty owed.  FPL has opposed that motion, which remains pending.

In the Wooldridge lawsuit, the court has granted the drug distribution companies' motion to dismiss the complaint against them, and the plaintiffs are appealing that order.  FPL's motion to dismiss is pending.

In each of the Roig and Shiflett lawsuits, the U.S. District Court remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

With respect to the Center For Biological Diversity, Inc. (Center) lawsuit, on August 12, 2004, the Center dismissed the case against all defendants, without prejudice.

In the Albert Litter lawsuit, FPL has appealed the court order denying FPL's motion to dismiss.  FPL's motion to stay the proceedings pending resolution of the appeal was denied by the trial court.  This order is being appealed by FPL as well.

A hearing has been set for November 4, 2004 on the Southeastern Utility Services, Inc.'s protest to the FPSC's November 2003 proposed agency action regarding the 1V thermal demand meters.

With respect to the Oorbeek and Berman, Klein and Phillips lawsuits, in August 2004, the plaintiffs, the individuals named as defendants, and FPL Group entered into a Stipulation and Agreement of Settlement that would resolve all matters raised in the lawsuits.  Under the terms of the settlement, which is subject to approval by the court, eight current and former senior executive officers of FPL Group and an insurance carrier will pay to FPL Group a total of $22.25 million, representing a portion of the compensation that the executives received in December 2000 in connection with the shareholder-approved, but unconsummated, merger with Entergy.  In addition, FPL Group agreed to implement several changes to its corporate governance policies and procedures, including limiting the number of boards of directors on which a director of FPL Group may serve; affirming the right of the non-management directors of FPL Group to retain, at the company's expense, legal and other advisors of their choice; requiring the replacement every five years of at least a majority of the members of the Audit, Compensation, and Governance & Nominating Committees of the Board; and prohibiting the payment by FPL Group in any fiscal year of more than $200,000 for property, goods or services to any company of which an independent director is an executive officer or employee unless such payment is reviewed by a majority of the other independent directors.  Notice of the proposed settlement was mailed to all shareholders of record as of September 25, 2004; the court hearing on the proposed settlement has been set for November 12, 2004.  If the settlement is approved, a portion of the net amount of the payment received by FPL Group would be allocated to FPL.  The binding arbitration agreement previously entered into between FPL Group and the eight senior officers in order to resolve an issue relating to the calculation of payments made would be obviated by court approval of the Stipulation and Agreement of Settlement described above.

With respect to the Notice of Violation from Rhode Island Department of Environmental Management (RIDEM), in August 2004, FPLE Rhode Island State Energy, L.P. (RISE) met with RIDEM, discussed the relevant technical issues associated with the alleged violations and submitted a proposed settlement agreement.  RIDEM has not yet responded to the proposed settlement agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) FPL Group, Inc. Purchases of Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

7/1/04-7/31/04	1,124	$64.18	-	3,598
8/1/04-8/31/04	310	$68.12	-	3,598
9/1/04-9/30/04	1,940	$68.32	-	3,598

Total	3,374	$66.92	-

_____________________
(a)		Represents shares of common stock purchased by FPL Group from employees to pay taxes related to the vesting of restricted stock granted to employees.
(b)		In February 1997, FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock over an unspecified period as part of a publicly announced program.

Item 5.  Other Information

(i) Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 2003 Form 10-K for FPL Group and FPL.

In October 2004, the Florida Supreme Court affirmed the FPSC's approval of the 2002-2005 rate agreement, which had been appealed by the South Florida Hospital and Healthcare Association and certain hospitals in April 2002.  The appellants have until November 5, 2004 to request a rehearing.

(ii) Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2003 Form 10-K for FPL Group and FPL.

Due to the impact of Hurricanes Frances and Jeanne in September 2004, St. Lucie Unit No. 2's scheduled nuclear refueling outage was delayed and is now scheduled to begin in January 2005.

(iii) Reference is made to Item 1. Business - FPL Operations - Fuel in the 2003 Form 10-K for FPL Group and FPL and Part II, Item 5. Other Information in the Quarterly Report on Form 10-Q for the period ended June 30,  2004 for FPL Group and FPL.

NRC approval for the additional storage racks at Turkey Point Units Nos. 3 and 4 is expected in late 2004.

(iv) Reference is made to Item 1. Business - FPL Operations - Employees in the 2003 Form 10-K for FPL Group and FPL.

The International Brotherhood of Electrical Workers (IBEW) voted to extend the collective bargaining agreement with FPL until October 31, 2005. Meanwhile, FPL and the IBEW are discussing a proposal for a successor agreement.

(v) Reference is made to Item 1. Business - FPL Energy Operations - Portfolio by Category - Wind Assets in the 2003 Form 10-K for FPL Group.

In October 2004, Congress passed, and the President signed into law, an extension of the production tax credit program through the end of 2005.

FPL Energy announced that it will build, own and operate two new wind projects; a 106.5 mw wind farm in Oklahoma and a 114 mw wind farm in Texas.  In addition, FPL Energy is currently repowering a wind farm in California which will add 20.5 mw.  Including these wind additions, FPL Energy expects to add 250 mw to 750 mw of new wind projects by the end of 2005.

(vi) Reference is made to Item 2. Properties - Transmission and Distribution in the 2003 Form 10-K for FPL Group and FPL.

FPL's service territory was affected by Hurricane Charley in mid-August 2004, Hurricane Frances in early September 2004 and by Hurricane Jeanne in late September 2004.  Damage to FPL property was primarily to the transmission and distribution systems.  See Note 8 - Storm Reserve Deficiency.

Item 6. Exhibits
Exhibit Number	Description	FPL Group	FPL
4(a)	One Hundred Sixth Supplemental Indenture and Mortgage, dated as of September 1, 2004, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
4(b)	Supplemental Officer's Certificate of FPL Group Capital, dated October 27, 2004, to the Officer's Certificate creating the Series A Debentures due February 16, 2007	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x

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

Date: November 2, 2004
K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)