Form 10-Q/A
period 2004-09-30
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2004-11-09
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

This combined Form 10-Q/A represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Explanatory Note

The registrants hereby amend Exhibit 32(b) contained in the registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 solely to include an exhibit containing a conformed signature that was inadvertently omitted from the original filing. No other changes are hereby made to the registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 as previously filed.

Item 6. Exhibits
Exhibit Number	Description	FPL Group	FPL
*4(a)	One Hundred Sixth Supplemental Indenture and Mortgage, dated as of September 1, 2004, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(b)	Supplemental Officer's Certificate of FPL Group Capital, dated October 27, 2004, to the Officer's Certificate creating the Series A Debentures due February 16, 2007	x
*12(a)	Computation of Ratios	x
*12(b)	Computation of Ratios		x
*31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
*31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
*31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
*31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
*32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x

* Previously filed with registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

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

Date: November 9, 2004
K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)