Form 10-K
period 2004-12-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2005-02-28
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Florida Power & Light Company: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.          Yes   X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether FPL Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).         Yes   X         No

Indicate by check mark whether Florida Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).          Yes           No  X

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of June 30, 2004 (based on the closing market price on the Composite Tape on June 30, 2004) was $11,815,429,818 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of June 30, 2004.

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2005: 186,322,751 shares.

As of January 31, 2005, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

________________________________

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth under General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning
Adelphia	Adelphia Communications Corporation
AFUDC	allowance for funds used during construction
ASLB	Atomic Safety and Licensing Board
capacity clause	capacity cost recovery clause, as established by the FPSC
charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
CRDM	control rod drive mechanism
DOE	U.S. Department of Energy
EMF	electric and magnetic fields
EMT	Energy Marketing & Trading
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
ERCOT	Electric Reliability Council of Texas
EPA	U.S. Environmental Protection Agency
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FIN	FASB Interpretation No.
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GridFlorida	GridFlorida LLC
Gulfstream	Gulfstream Natural Gas System, L.L.C.
Holding Company Act	Public Utility Holding Company Act of 1935, as amended
IARC	International Agency for Research on Cancer
IRS	Internal Revenue Service
ISO	independent system operator
kv	kilovolt
kwh	kilowatt-hour
LIBOR	London InterBank Offered Rate
MACT	Maximum Achievable Control Technology
MAIN	Mid-America Interconnected Network
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MAPP	Mid-Continent Area Power Pool
mortgage	FPL's mortgage and deed of trust dated as of January 1, 1944, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Council
Note ___	note ___ to consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982
NYPP	New York Power Pool
Olympus	Olympus Communications, L.P.
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PFS	Private Fuel Storage, LLC
PJM	PJM Interconnection, L.L.C.
PMI	FPL Energy Power Marketing, Inc.
Public Counsel	State of Florida Office of Public Counsel
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
RFP	request for proposal
ROE	return on common equity
RTO	regional transmission organization
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SERC	Southeastern Electric Reliability Council
SPP	Southwest Power Pool
storm fund	storm and property insurance reserve fund
storm reserve	storm and property insurance reserve
VIE	variable interest entity
WECC	Western Electricity Coordinating Council
White Paper	White Paper on Wholesale Power Market Platform

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

  FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

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

  FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group, FPL Group Capital and FPL to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase interest costs.

  FPL Group's and FPL's results of operations are affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at wind and hydro-powered facilities.  In addition, severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

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

  FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national, state or local events as well as company-specific events.

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

PART I

Item 1.  Business

FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act, exempt from substantially all of the provisions of the Holding Company Act.  It was incorporated in 1984 under the laws of Florida.  FPL Group's principal subsidiary, FPL, is a rate-regulated utility engaged in the generation, transmission, distribution and sale of electric energy.  FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for FPL Group's operating subsidiaries other than FPL.  The business activities of these operating subsidiaries primarily consist of FPL Energy's wholesale generation business.  At December 31, 2004, FPL Group and its subsidiaries employed approximately 11,900 people.  For financial information regarding FPL Group's business segments, see Note 17.

Website Access to SEC Filings.  FPL Group and FPL make their annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group.  FPL supplies electric service to a population of more than eight million throughout most of the east and lower west coasts of Florida.  During 2004, FPL served approximately 4.2 million customer accounts.  The percentage of FPL's operating revenues by customer class was as follows:

	Years Ended December 31,

	2004	2003	2002

Residential	54%	56%	55%
Commercial	37	37	36
Industrial	3	3	3
Other, including deferred or recovered clause revenues,
the net change in unbilled revenues and
any provision for retail rate refund	6	4	6

	100%	100%	100%

FPL currently holds 173 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2034.  Of the 173 franchise agreements one expires in August 2005, six expire in 2006 and 104 expire in 2007 through 2014.  Ongoing negotiations are taking place to renew franchises with upcoming expirations. FPL considers its franchises to be adequate for the conduct of its business.

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2004 operating revenues.  Retail operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and retirement of nuclear power plants and subject these plants to continuing review and regulation.

Environmental.  Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities.  During 2004, FPL spent approximately $61 million on capital additions to comply with environmental laws and regulations.  FPL's capital expenditures to comply with environmental laws and regulations are estimated to be $198 million for 2005 through 2007, including approximately $69 million in 2005, and are included in estimated capital expenditures set forth in Capital Expenditures below.  Environmental regulations are subject to change.  The following is a discussion of emerging federal initiatives and rules that could potentially affect FPL.  FPL would generally seek recovery under its environmental clause for compliance costs associated with any new environmental laws and regulations.

Climate Change - In 2002, President Bush announced new climate change initiatives for the United States, among which is a voluntary commitment to reduce the greenhouse gas intensity in the United States by 18% by 2012.  The Bush Administration is currently seeking commitments from various industrial sectors and individual companies to reach this goal.  FPL Group has responded to the administration's request by becoming a charter signatory to the Administration's Climate Leaders Program.  As a participant in this voluntary program, FPL Group has inventoried its greenhouse gas emission rates and has committed to a 2008 reduction target of 18% below a 2001 baseline emission rate measured in pounds per megawatt-hour.  FPL Group believes that the planned operation of its generating portfolio, along with its current efficiency initiatives, greenhouse gas management efforts and increased use of renewable energy, will allow it to achieve this target.

In addition to the voluntary initiative, the U.S. Congress is considering several legislative proposals that would establish new mandatory regulatory requirements and reduction targets for greenhouse gases.  Based on the most current reference data available from government sources, FPL Group is among the lowest emitters of greenhouse gases measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these legislative proposals have differing methods of implementation and the impact on FPL Group's generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of a mandatory program.

Multi-Pollutant Legislation - The U.S. Congress and the Bush Administration are considering several legislative proposals that would establish new regulatory requirements and reduction targets for sulfur dioxide, nitrogen oxide, mercury, and in some proposals, carbon dioxide.  Based on the most current reference data available from government sources, FPL Group is among the lowest generators of these emissions when measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these multi-pollutant proposals have differing methods of implementation and the impact on FPL Group's generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of any legislation enacted.

Clean Air Act Mercury/Nickel Rule - In 2004, the EPA published a proposed rule pursuant to Section 112 of the Clean Air Act to set MACT standards for the emissions of mercury from coal-fired electric utility steam generating units to be met by the end of 2007.  In March 2004, the EPA published a Supplemental Notice of Proposed Rulemaking to propose a mercury emissions cap and trade program requiring reductions in 2010 and 2018 as an alternative to the proposed MACT rule.  The EPA is taking comments on these alternatives and plans to issue a final rule by March 2005.  There is considerable opposition to the proposed rule and supplemental notice from some environmental groups, which contend that there should be more stringent control of mercury emissions.  While the final requirements are uncertain, it is possible that Scherer Unit No. 4 and St. Johns River Power Park Units Nos. 1 and 2, as well as certain coal-fired units from which FPL purchases power, may be required to add additional pollution control equipment or purchase emission allowances in order to achieve compliance with the mercury emission limits.

In addition to the mercury MACT standards for coal-fired facilities, in 2004 the EPA also proposed MACT standards for nickel emissions from oil-fired electric generating facilities to be met by the end of 2007.  While the final requirements are uncertain, it is possible that the rule may apply to FPL's residual oil-fired units and may require additional pollution control equipment at these facilities or may dictate changes in operational parameters.  Some in the electric industry believe that the EPA does not have sufficient data to support this rulemaking.  The proposed nickel MACT rule is anticipated to be final during the second quarter of 2005.

Clean Air Act Interstate Air Quality Rule - In 2004, the EPA proposed the Interstate Air Quality Rule, which is designed to bring into compliance the majority of areas in the United States that are not currently expected to meet new air quality standards for fine particulates (PM 2.5) and ozone.  The proposed rule requires sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions reductions from electric generating units in 28 states where their emissions are transported to downwind states resulting in an adverse impact to air quality.  The proposed rule requires reductions in SO2 and NOx by 2010 and by 2015, respectively, eventually reaching a nationwide reduction of 65% below a 2002 baseline emission rate for each.  In the proposed rule, Florida and Georgia were determined to be contributors of PM 2.5 to downwind states through modeling.  However, FPL believes that the emissions from its Florida generating facilities are not affecting the non-attainment status of downwind areas.  While the final requirements are uncertain, it is possible that FPL generating facilities in Florida and Georgia may be required to add additional SO2 and NOx controls or purchase emission allowances to meet the compliance requirements of the final rule.

Clean Water Act Section 316(b) - In 2004, the EPA issued a rule under Section 316(b) of the Clean Water Act to address intake structures at existing power plants with once-through cooling water systems.  The rule requires FPL to demonstrate that it has met or will meet new impingement mortality (the loss of organisms against screens and other exclusion devices) and/or entrainment (the loss of organisms by passing them through the cooling system) reductions by complying with one of five alternatives, including the authorized use of technology, operational measures or restoration measures, and may involve the performance of biological studies.  The new rules will impact eight of FPL's generating facilities (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie).  FPL will be conducting the necessary studies/analyses over the next several years and implementing solutions based upon regulatory approvals.  The cost of these solutions, as well as any ongoing biological monitoring that may be required, has not yet been determined.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  The rate of return on rate base approximates FPL's weighted-average cost of capital, which includes its costs for debt and preferred stock and, typically, an allowed ROE.  The FPSC monitors FPL's actual ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings or through negotiations, which occur at irregular intervals at the initiative of FPL, the FPSC, Public Counsel or a substantially affected party.

In 2002, the FPSC approved a rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005.  The agreement includes a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%.  The revenue sharing thresholds specified in the rate agreement are as follows:
	Years Ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund was limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the rate agreement, FPL does not have an authorized regulatory ROE range for the purpose of addressing earnings levels.  However, FPL continues to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the rate agreement, FPL may petition the FPSC to amend its base rates.  The rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates.  See Note 1 - Revenues and Rates.  Under the rate agreement, depreciation was and will be reduced on FPL's plant in service by $125 million in each year 2002 through 2005.  See Note 1 - Electric Plant, Depreciation and Amortization.

On January 21, 2005, FPL notified the FPSC that it intends to initiate a base rate proceeding in March 2005.  Although FPL has not finalized its 2006 and 2007 revenue requirements, it expects to request a $400 million to $450 million annual increase in base rates beginning on January 1, 2006 and an additional annual base rate increase of approximately $130 million in mid-2007 to cover the costs associated with the 1,150 mw natural gas-fired unit at Turkey Point expected to be placed in service in mid-2007.  Hearings on the base rate proceeding are expected during the third quarter of 2005 and a final decision is expected by the end of 2005.

During the third quarter of 2004, FPL was impacted by Hurricanes Charley, Frances and Jeanne, each of which did major damage in parts of FPL's service territory and collectively resulted in over 5.4 million customer power outages with approximately three-quarters of FPL's customers losing power during at least one hurricane.  At December 31, 2004, storm costs expected to be recoverable from customers exceeded the balance of the storm reserve by approximately $536 million.  See Note 1 - Storm Fund and Storm Reserve Deficiency.  During February 2005, pursuant to an FPSC order, FPL began recovering storm restoration costs from customers, subject to refund, pending the outcome of a hearing in April 2005 to determine the amount of storm restoration costs that FPL will be allowed to recover from customers.

Fuel costs are recovered from customers through levelized charges per kwh established under the fuel clause.  These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage.  In 2004, approximately $3.7 billion of costs were recovered through the fuel clause.  The FPSC has approved a risk management fuel procurement program which is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs.  See Energy Marketing and Trading, Management's Discussion - Results of Operations, Note 1 - Regulation and Note 3.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause and base rates.  In 2004, approximately $578 million of costs were recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled approximately $167 million in 2004 and were recovered from customers through the energy conservation cost recovery clause.  Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $12 million in 2004 and are recovered through the environmental clause to the extent not included in base rates.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  In 2004, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers.  Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets.  It is generally believed that transmission and distribution activities would remain regulated.  Within the last few years, these state restructuring efforts have diminished, and several states have delayed the implementation or reversed previously approved restructuring legislation and rules.  Management believes it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the needed generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement.  In June 2004, the FPSC approved FPL's proposal to build an 1,150 mw natural gas-fired plant at its Turkey Point site with a planned in-service date of mid-2007, which was subsequently approved by the Siting Board (comprised of the Florida governor and cabinet) under the Florida Electrical Power Plant Siting Act in February 2005.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.  In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area.  In March 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida.  In December 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal.  In March 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida from a for-profit transmission company to a non-profit ISO.  Under the proposal, FPL would continue to own its transmission lines and an ISO would manage them.  In September 2002, the FPSC approved many of the aspects of the modified RTO proposal, administratively approving recovery of GridFlorida's incremental costs through the capacity clause.  In October 2002, the Public Counsel filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order, including FPL's recovery of incremental costs.  In June 2003, the Florida Supreme Court dismissed the Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice concluding that the appeal was premature because the FPSC proceedings had not yet been completed and not all aspects of the FPSC's order on appeal were considered final agency action.  The FPSC has restored the GridFlorida docket to active status and in December 2003 issued a procedural order establishing three workshops through 2004 to address GridFlorida issues.  A pricing workshop and a market design workshop were held in March and May 2004, respectively.  The third workshop scheduled for August 2004 was postponed pending the results of a cost benefit analysis of GridFlorida.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States.  The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida, for the operation of those facilities.  The proposed rule also would require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system.  In April 2003, the FERC issued a White Paper responding to comments on its proposed rule.  The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant RTO/ISO features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets.  Legislators and regulators from the southeast and western states have expressed strong reservations about the FERC's proposal.  There has been no further activity by the FERC since 2003.  FPL is currently unable to determine the effects, if any, of the proposed rule.

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

System Capability and Load.  FPL is currently constructing approximately 1,900 mw of natural gas combined-cycle generation at its Martin and Manatee sites with a planned in-service date of June 2005.  See Competition regarding recent approvals for an additional 1,150 mw of generating capacity with a planned in-service date of mid-2007.

At December 31, 2004, FPL's resources for serving load consisted of 22,412 mw, of which 18,940 mw are from FPL-owned facilities (see Item 2 - Generating Facilities) and 3,472 mw are obtained through purchased power contracts (see Note 16 - Contracts).  FPL's projected reserve margin for the summer of 2005 is 25%.  This reserve margin will be achieved through the combination of output from FPL's generating units, purchased power contracts and the capability to reduce peak demand through the implementation of load management, which was estimated to be 1,547 mw at December 31, 2004.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory.  During the summer of 2004, FPL set three all-time system peaks: 20,250 mw on June 23, 2004, 20,306 mw on July 6, 2004 and 20,545 mw on July 14, 2004.  FPL had adequate resources available at the time of these peaks to meet customer demand.

Capital Expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  FPL's capital expenditures totaled $1.4 billion in 2004 (including AFUDC of approximately $48 million), $1.4 billion in 2003 (including AFUDC of approximately $18 million) and $1.3 billion in 2002.  Capital expenditures for 2005 through 2009 are estimated to be as follows:

	2005	2006	2007	2008	2009	Total

FPL:	(millions)
Generation: (a)
New (b)	$385	$235	$525	$250	$60	$1,455
Existing	540	475	480	325	395	2,215
Transmission and distribution	695	730	740	715	715	3,595
Nuclear fuel	70	100	110	75	105	460
General and other	145	130	165	165	160	765

Total	$1,835	$1,670	$2,020	$1,530	$1,435	$8,490

_____________________
(a)	Includes AFUDC of approximately $50 million, $40 million, $46 million and $12 million in 2005, 2006, 2007 and 2008, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from this estimate.  See Management's Discussion - Liquidity and Capital Resources and Note 16 - Commitments.

Nuclear Operations.  FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie.  Turkey Point Units Nos. 3 and 4 received operating license extensions in 2002, which give FPL the option to operate these units until 2032 and 2033, respectively.  The NRC extended the operating licenses for St. Lucie Units Nos. 1 and 2 during 2003, which give FPL the option to operate these units until 2036 and 2043, respectively.  The original license expiration dates for Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 are 2012, 2013, 2016 and 2023, respectively.  FPL has not yet decided to operate past the original license expiration dates, although FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option.  The decision will be made for Turkey Point Units Nos. 3 and 4 by 2007 and for St. Lucie Units Nos. 1 and 2 by 2011.  Any adjustment to depreciation and decommissioning rates would require FPSC approval.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.  Scheduled nuclear refueling outages by unit are as follows:
Refueling Outage

Unit	Most Recent	Next Scheduled

St. Lucie Unit No. 1	Spring 2004	Fall 2005 (a)
St. Lucie Unit No. 2	January 2005	Spring 2006
Turkey Point Unit No. 3	Fall 2004 (b)	Spring 2006
Turkey Point Unit No. 4	Fall 2003	Spring 2005 (a)
_____________________
(a)	FPL anticipates replacing the reactor vessel head during this outage, which will extend the number of days the unit will be removed from service to approximately 65 days.
(b)	FPL replaced the reactor vessel head during this outage.

The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years prior to the projected end of plant operation.  FPL's current plans, under the existing operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

In 2003, the NRC issued an order, subsequent to a previously issued NRC bulletin, requiring all pressurized water reactor licensees, including FPL, to perform visual and volumetric inspections of reactor vessel heads at each unit's scheduled refueling outage to identify if degradation such as cracking or corrosion has occurred.  During the scheduled refueling outages for St. Lucie Unit No. 1 in October 2002 and April 2004, Turkey Point Unit No. 3 in March 2003 and Turkey Point Unit No. 4 in October 2003, FPL performed visual and volumetric inspections and found no degradation associated with the reactor vessel heads.  In late April and early May 2003, while volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 were being performed during a scheduled refueling outage, two CRDM nozzles were found with one small crack in each.  Both cracks were less than 50% through the thickness of the CRDM nozzle.  No leakage was observed and both cracks were repaired during the outage.  During a January 2005 St. Lucie Unit No. 2 scheduled refueling outage, the volumetric inspections of the reactor vessel head revealed three CRDM nozzles with small cracks.  The cracks were less than 25% through the thickness of the CRDM nozzle.  No leakage was observed and the cracks were repaired during the outage.  In January 2005, FPL received permission from the NRC to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  To date, 18.9% of these tubes have been plugged.  It is possible that during St. Lucie No. 2's next scheduled refueling outage in the spring of 2006 the 30% tube plugging limit could be exceeded.  Management is currently evaluating various options, including sleeving degraded tubes, to stay within the tube plugging limit.  FPL has requested NRC approval to sleeve degraded tubes as an alternative to plugging.  Management intends to replace the reactor vessel head and steam generators at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  During the fall of 2004, FPL replaced the reactor vessel head at Turkey Point Unit No. 3 during its scheduled refueling outage.  FPL anticipates replacing the reactor vessel heads at Turkey Point Unit No. 4 and St. Lucie Unit No. 1 during their next scheduled refueling outage.  Reactor vessel head replacements for these two units are expected to add approximately 35 days to the number of days a unit is removed from service during a typical scheduled refueling outage.  The cost for the reactor vessel heads and steam generators is included in FPL's estimated capital expenditures above.

In 2003, the NRC issued a bulletin recommending that utilities with bottom mounted instrumentation penetrations perform visual inspections.  Visual inspections of the bottom mounted instrumentation penetrations of Turkey Point Unit No. 4 were performed in 2003 during its scheduled refueling outage and no evidence of leakage from these penetrations was noted.  During 2004, the NRC approved an official request by FPL to perform volumetric rather than visual inspections of Turkey Point Unit Nos. 3 and 4's bottom mounted instrumentation penetrations.  During Turkey Point Unit No. 3's most recent refueling outage in the fall of 2004, a volumetric inspection was performed and no evidence of leakage from these penetrations was noted.  Turkey Point Unit No. 4 will perform volumetric inspections of the bottom mounted instrumentation penetrations at its next scheduled refueling outage in the spring of 2005.  St. Lucie Units No. 1 and 2 do not have bottom mounted instrumentation penetrations.

During 2003, nuclear utilities, other than FPL, identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in May 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  FPL has filed a response to the bulletin.  In the spring of 2004, prior to the issue of the NRC bulletin, St. Lucie Unit No. 1 performed visual inspections within the scope of the bulletin and no leaks were identified.  St. Lucie Unit No. 2 performed similar inspections at its January 2005 scheduled refueling outage and no leaks were identified.  Due to the amount of time and cost associated with correcting potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its scheduled refueling and reactor vessel head replacement outage in the fall of 2005.  The estimated cost for the pressurizer is included in estimated capital expenditures above.  See Note 16 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost of this repair is approximately $12 million, which will be charged to O&M expense.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

Fuel.  FPL's generating plants use a variety of fuels.  See Item 2 - Generating Facilities and Note 16 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix.  In order to further diversify the company's sources of natural gas and increase supply reliability on behalf of its customers, FPL issued an RFP during 2004 for long-term supplies of regasified liquified natural gas (LNG).  The RFP seeks deliveries of LNG beginning as early as 2007.  FPL's decision on the RFP is expected by mid-2005.

FPL has four firm transportation contracts in place with FGT and one firm transportation contract with Gulfstream that together will satisfy substantially all of the anticipated needs for natural gas transportation at its existing units and the Martin and Manatee units currently under construction.  The four existing FGT contracts expire in 2015, 2021 and 2022, while the Gulfstream contract expires in 2028.  Each of the contracts expiring in 2015 may be extended by FPL until 2030.  To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT and Gulfstream based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, long-term coal supply and transportation contracts for a portion of the fuel needs for those units.  All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts.  FPL's remaining fuel requirements for these units will be obtained in the spot market.  FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL leases nuclear fuel for all four of its nuclear units.  See Note 1 - Nuclear Fuel.  In 2003, FPL Group and FPL began consolidating the lessor entity in accordance with FIN 46, "Consolidation of Variable Interest Entities."  See Note 9 - FPL.  The contracts for the supply, conversion, enrichment and fabrication of FPL's nuclear fuel have expiration dates ranging from 2006 through 2013.  Currently, FPL is storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 2004, FPL has paid approximately $520 million in such fees to the DOE's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations.  In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants.  The matter is pending.  In the interim, FPL is investigating other alternatives to provide adequate storage capacity for all of its spent nuclear fuel.  Based on current projections, FPL will lose its ability to store additional spent fuel on site for St. Lucie Unit No. 1 in 2008, St. Lucie Unit No. 2 in 2007, Turkey Point Unit No. 3 in 2010 and Turkey Point Unit No. 4 in 2012.  These projections are based on additional space provided by new cask pit area storage racks installed at the Turkey Point Units Nos. 3 and 4 and St. Lucie Unit No. 1 spent fuel pools in 2004.  Once the St. Lucie Unit No. 2 cask pit rack is installed, that unit will extend its capability to store spent fuel through 2010.  In addition, degradation in a material used in the spent fuel pools at St. Lucie Unit No. 1 and Turkey Point Units Nos. 3 and 4 could result in implementation of alternative spent fuel storage options sooner than projected.  FPL is pursuing dry cask storage facilities at St. Lucie Units Nos. 1 and 2 and Turkey Point Units Nos. 3 and 4, which would extend their capability to store spent fuel indefinitely.  Dry storage containers could be located at FPL's nuclear plant sites and/or at a facility operated by PFS in Utah.  PFS is a consortium of eight utilities seeking to license, construct and operate an independent spent fuel storage facility.  FPL joined the consortium in May 2000.  PFS has filed a license application with the NRC and hearings on the application have been completed.  In February 2005, the ASLB recommended to the NRC to grant PFS's operating license.  The State of Utah has appealed certain decisions of the ASLB and opposes the license application.

In 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste depository.  The Yucca Mountain site is the DOE's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste.  During May and July 2002, Congress overrode the Notice of Disapproval through a majority vote of both houses.  The President signed the joint resolution of Congress into law in 2002.  The State of Nevada has initiated legal actions to attempt to block the project.  In 2004, the U.S. Court of Appeals for the District of Columbia Circuit ruled on a series of challenges to the statutes and regulations established to govern a nuclear waste depository at the Yucca Mountain site.  The court denied all the challenges except for one, regarding an EPA rule governing the time period the public would be protected from hypothetical radiation leaks at the Yucca Mountain repository.  The court's decision will likely result in revisions to the EPA's and NRC's licensing rules for Yucca Mountain and could further delay the licensing process for Yucca Mountain beyond the currently projected commencement date of 2010 proposed by the DOE.

Energy Marketing and Trading.  EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electric power.  EMT procures natural gas and oil for FPL's use in power generation and sells excess gas, oil and electric power.  EMT also uses derivative instruments, such as swaps, options, futures and forwards to manage the commodity price risk inherent in fuel and electricity sales and purchases.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking, Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

Electric and Magnetic Fields.  Over the past 20 years, there has been public, scientific, and regulatory attention given to the question of whether EMF causes or contributes to adverse health effects.  These fields exist whenever there is a flow of electricity, including in power lines, appliances and building wiring.  Some epidemiological studies (which typically examine the incidence of disease in population groups) have reported a statistical association between EMF and some types of cancer, including childhood and adult leukemia.  Other studies have not reported any such relationship.  Neither these epidemiological studies nor the more controlled laboratory studies of EMF have produced conclusive evidence that EMF causes or contributes to any adverse health effects.

In 1999, the National Institute of Environmental Health Sciences, at the culmination of a five-year federally supported research effort, pronounced that the scientific support for an EMF-cancer link is marginal and concluded that the probability that EMF exposure is truly a health hazard is small but cannot be completely discounted.

In 2001, the IARC conducted an evaluation of power frequency EMF and cancer; it classified power frequency magnetic fields as "possibly carcinogenic" based on an association with childhood leukemia reported in some epidemiology studies.  The IARC did not conclude that power frequency EMF cause or contribute to the development of childhood leukemia or any other cancer.  In 2002, the California Department of Health Services (CDHS) submitted its EMF Risk Evaluation report to the California Public Utility Commission.  The report concluded in part that "To one degree or another, all three of the CDHS scientists are inclined to believe that EMF can cause some degree of increased risk of childhood leukemia, adult brain cancer, Lou Gehrig's Disease, and miscarriage."

In 2002, the National Institute of Environmental Health Sciences said in a booklet it published on EMF: "For most health outcomes, there is no evidence that EMF exposures have adverse effects.  There is some evidence from epidemiology studies that exposure to power-frequency EMF is associated with an increased risk for childhood leukemia.  This association is difficult to interpret in the absence of reproducible laboratory evidence or a scientific explanation that links magnetic fields with childhood leukemia."

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

Employees.  FPL had approximately 10,000 employees at December 31, 2004.  Approximately 33% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL which has been extended until October 31, 2005.  Meanwhile, FPL and the IBEW are discussing a proposal for a successor agreement.

FPL ENERGY OPERATIONS

General.  FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing wholesale generation business.  It is a limited liability company organized under the laws of Delaware.  FPL Energy currently owns, develops, constructs, manages and operates domestic electric-generating facilities in wholesale energy markets.  FPL Energy manages or participates in the management of approximately 83% of its projects, which represent approximately 96% of the net generating capacity in which FPL Energy has an ownership interest.  At December 31, 2004, FPL Energy had net generating capability totaling 11,520 mw, all of which consisted of ownership interests in operating independent power projects (see Item 2 - Generating Facilities).  Generation capacity spans various regions thereby reducing seasonal volatility on a portfolio basis.  At December 31, 2004, the percentage of capacity by NERC region or power pool was:

NERC Region/Power Pool	Percentage of Generation Capacity

MAPP/MAIN/SPP/ERCOT	34%
NEPOOL/NYPP	25%
SERC/PJM	24%
WECC	17%
Fuel sources for these projects were as follows:
Fuel Source	Percentage of Generation Capacity

Natural Gas	57%
Wind	24%
Nuclear	9%
Oil	6%
Hydro	3%
Other	1%

FPL Energy expects its future portfolio capacity growth to come primarily from wind development due to the extension of the production tax credit program through 2005 for new wind facilities, as well as from asset acquisitions.  FPL Energy plans to add a total of 250 mw to 750 mw of wind generation by the end of 2005, including approximately 220 mw which are currently under construction and are expected to be in service by mid-2005.

FPL Energy's capital expenditures and investments totaled approximately $0.4 billion, $1.6 billion and $2.1 billion in 2004, 2003 and 2002, respectively.  Capital expenditures for 2005 through 2009 are estimated to be as follows:
	2005	2006	2007	2008	2009	Total

	(millions)
FPL Energy:
Wind (a)	$405	$5	$5	$5	$5	$425
Gas	20	20	10	5	10	65
Nuclear fuel and other	165	115	110	90	95	575

Total	$590	$140	$125	$100	$110	$1,065

_____________________
(a)

FPL Energy's capital expenditures for new wind projects are estimated through 2005, when the production tax credits are scheduled to expire.  The 2005 amount reflects expenditures associated with approximately 220 mw of wind generation, which have been announced and are currently under construction, as well as committed expenditures for other expected wind additions in 2005.

During 2002, FPL Energy was engaged in the development of various other natural gas projects.  As a result of depressed economic conditions coupled with an oversupply of energy generating facilities in certain markets, projected profit margins for these projects declined and were not sufficient to cover the cost of capital.  Therefore, FPL Energy made a strategic decision during 2002 to substantially exit the fossil-fueled greenfield merchant power plant development business for the foreseeable future.  As a result, development costs associated with these abandoned projects were written off to expense.  Furthermore, FPL Energy realigned its organizational structure during 2002 to lower general and administrative expenses and took other actions associated with the restructuring of its business.  See Management's Discussion - Results of Operations - FPL Energy and Note 6 - FPL Energy.

Energy Marketing and Trading.  PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electric power.  PMI procures natural gas and oil for FPL Energy's use in power generation and sells any excess gas.  PMI also sells the output from FPL Energy's plants which has not been sold under long-term contracts and purchases replacement power.  PMI uses derivative instruments, such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of FPL Energy's power generation assets.  To a lesser extent, PMI engages in limited energy trading activities to take advantage of expected future favorable price movements.  In 2003, FPL Energy began providing full service requirements services to distribution utilities in certain markets.  These services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.  The results of PMI's activities are recognized in FPL Energy's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

Employees.  FPL Energy had approximately 1,750 employees at December 31, 2004.  The IBEW and the Utility Workers Union of America (UWUA) represented approximately 5% and 11%, respectively, of FPL Energy's employees.  The collective bargaining agreement between an FPL Energy subsidiary and the IBEW expires in February 2008 and the collective bargaining agreement between an FPL Energy subsidiary and the UWUA expires in September 2008.

Regulation.  At December 31, 2004, approximately 6% of FPL Energy's net generating capacity has qualifying facility status under PURPA.  FPL Energy's qualifying facilities generate electricity from wind, solar, fossil fuels, biomass or waste-product combustion.  Qualifying facility status exempts the projects from, among other things, the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  FPL Energy also has ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 94% of FPL Energy's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  FPL Energy's exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

FPL Energy continues to evaluate the FERC's proposed rule on standard market design in areas where it is not already in effect.  See FPL Operations - Competition.  California is scheduled to implement standard market design in the first quarter of 2007.  ERCOT is considering adopting standard market design, or portions thereof, with potential implementation as soon as 2006.  In both markets, the final market design is not fully known at this time and FPL Energy is currently unable to determine the effects, if any, on its operations resulting from the implementation of standard market design.

Environmental.  FPL Energy is subject to the same environmental laws and regulations and is affected by many of the same emerging issues included in the discussion of FPL's business (see FPL Operations - Environmental for details relating to FPL Group which include FPL Energy issues).  While the final requirements for MACT standards for nickel emissions are uncertain, it is possible that the final Clean Air Act Mercury/Nickel Rule may require an oil-fired FPL Energy unit in Maine to add pollution control equipment or may dictate changes in operational parameters.  In addition, pursuant to a rule under Section 316(b) of the Clean Water Act, two FPL Energy plants (Seabrook and an oil-fired plant in Maine) will be required to demonstrate that they currently meet, or will meet, the prescribed performance standards for the reduction of impingement and/or entrainment at their cooling water intakes through technology, operational measures or restoration measures.  FPL Energy will be conducting the necessary studies/analyses over the next several years and implementing solutions based upon regulatory approvals.  The cost of these solutions, as well as any ongoing biological monitoring that may be required, has not yet been determined.

During 2004, FPL Energy spent approximately $1 million on capital additions to comply with environmental laws and regulations.  FPL Energy's capital additions to comply with environmental laws and regulations are estimated to be $11 million for 2005 through 2007, including approximately $7 million in 2005, and are included in estimated capital expenditures set forth in General above.

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

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets divested under deregulation plans or available from other competitors and for the construction and operation of efficient plants that can sell power in competitive markets.  However, the current oversupply of generation in certain regions results in significant pressure on natural gas-fired plant margins.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.  As of December 31, 2004, FPL Energy had 78% of its on-peak capacity under contract for 2005.  Over the last several years, contracting for the sale of electricity output was more difficult as a result of overcapacity in certain regions and diminished market liquidity due to fewer creditworthy counterparties.  However, the major markets in which FPL Energy operates have shown modest signs of improvement during 2004.  Given current market conditions, when FPL Energy's existing power sales agreements expire, more of the energy produced may be sold through shorter-term contracts and into competitive wholesale markets.

Portfolio by Category.  FPL Energy's assets can be categorized into the following three groups:  wind assets, contracted assets and merchant assets.

As of December 31, 2004, FPL Energy's capacity under contract for 2005 was as follows:

Asset Class	Available MW (a)	% MW Under Contract

Wind	2,917	98	%(b)
Contracted (c)	2,170	99	%(b)
Merchant: (d)
NEPOOL	2,304	72	%(e)
ERCOT	2,644	79	%(e)
All Other	1,274	8	%(e)

Total portfolio	11,309	78	%(e)

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and a refueling outage at Seabrook in 2005.
(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Reflects on-peak mw under contract.

Wind Assets - At December 31, 2004, FPL Energy had ownership interests in wind plants with a combined capacity of approximately 2,758 mw (net ownership).  All of these wind assets have contracts with utilities and power marketers predominantly under fixed-price agreements with expiration dates ranging from 2011 to 2028.  FPL Energy operates all but nine of these wind facilities.  Approximately 89% of FPL Energy's net ownership in wind facilities has received exempt wholesale generator status as defined under the Holding Company Act.  The remaining facilities have qualifying facility status under PURPA.  FPL Energy's wind facilities are located in fifteen states, thereby reducing weather-related performance risk on a portfolio basis.

FPL Energy plans to add a total of 250 mw to 750 mw of wind generation by the end of 2005, including approximately 220 mw which are currently under construction and are expected to be in service by mid-2005.

Contracted - At December 31, 2004, FPL Energy had 2,170 mw of contracted assets.  The contracted category includes all projects with mid- to long-term contracts for substantially all of their output.  Essentially all of these contracted assets were under power sales contracts with utilities, with contract expiration dates ranging from 2005 to 2021 and have firm fuel and transportation agreements with expiration dates ranging from 2009 to 2033.  Approximately 1,989 mw of this capacity is gas-fired generation.  The remaining 181 mw uses a variety of fuels and technologies such as waste-to-energy, oil, solar, coal and petroleum coke.  As of December 31, 2004, approximately 83% of FPL Energy's generating capacity is from power plants that have received exempt wholesale generator status under the Holding Company Act and the remaining 17% have qualifying facility status under PURPA.  In January 2005, FPL Energy purchased a 45% ownership interest, or approximately 68 mw, in several solar power projects in California, the cost of which is included in capital expenditures set forth in General above.  All power generated by these solar projects is sold under long-term contracts.

Merchant Assets - At December 31, 2004, FPL Energy's portfolio of merchant assets includes 6,592 mw of owned nuclear, natural gas, oil and hydro generation, of which 2,700 mw is located in the ERCOT region, 2,591 mw in the NEPOOL region and 1,301 mw in other regions.  The merchant assets include 706 mw of peak generating facilities.  Merchant assets are plants that do not have long-term power sales agreements to sell their output and therefore require active marketing and hedging.  Approximately 76% of the merchant assets have gas supply agreements or a combination of gas supply and transportation agreements to provide for on-peak gas requirements.  PMI uses derivative instruments (primarily swaps, options, futures and forwards) to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Reducing market risk through these instruments introduces other types of risk, however, primarily counterparty and operational risks.  FPL Energy's 744 mw gas-fired plant in the PJM region that had previously been under construction went into service in December 2004.

Nuclear Operations.  In 2002, an FPL Energy subsidiary purchased an 88.23% undivided interest in Seabrook, located in New Hampshire.  FPL Energy's net ownership interest in Seabrook's capacity consists of 1,024 mw of nuclear generation.  FPL Energy is responsible for all plant operations.  The current operating license for Seabrook expires in 2026. FPL Energy intends to seek approval from the NRC to extend the unit's license to recapture the period of non-operation from 1986 to 1990, in addition to a 20-year license extension.  If granted, these approvals would extend the term of the NRC operating license for Seabrook to 2050.  Preparations are in progress for a power uprate at Seabrook that is expected to increase FPL Energy's proportionate share of plant capability by approximately 84 mw, the estimated future costs of which are included in FPL Energy's estimated capital expenditures above.  This uprate, which has been approved by the New England ISO, will be implemented in two phases, pending approval by the NRC.  The first phase of the uprate is expected to add approximately 71 mw and is expected to be performed during the next scheduled refueling outage in the spring of 2005.  The second phase of the uprate is expected to add an additional 13 mw during the following scheduled refueling outage in the fall of 2006.  At the time of the Seabrook acquisition, FPL Energy assumed responsibility for the ultimate decommissioning of the plant, the cost of which will be shared on a pro-rata basis by the joint owners.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - FPL Energy.

In 2003, the NRC issued an order, subsequent to a previously issued NRC bulletin, requiring all pressurized water reactor licensees, including Seabrook, to perform visual and volumetric inspections of reactor vessel heads at certain scheduled refueling outages to identify if degradation such as cracking or corrosion has occurred.  Seabrook will be required to perform 100% visual and volumetric inspections during the fall 2006 refueling outage, and subsequently, visual inspections every third refueling outage and volumetric inspections every fourth refueling outage.  In 2003, the NRC issued a bulletin recommending that utilities with bottom mounted instrumentation penetrations perform visual inspections.  In October 2003, visual inspections of the bottom mounted instrumentation penetrations were performed during Seabrook's scheduled refueling outage, and no evidence of leakage from these penetrations was noted.

In 2004, the NRC issued a bulletin requesting nuclear operators to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  FPL Energy has filed a response to the bulletin.  Seabrook will perform visual inspections during the April 2005 refueling outage.

Seabrook has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2006 to 2014.  See Note 16 - Contracts.  Currently, Seabrook is storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The total cumulative amount of such fees paid to the DOE's nuclear waste fund for Seabrook, including amounts paid by all joint owners since the start of Seabrook's operation, is approximately $113 million, of which FPL Energy has paid approximately $16 million since the date of the Seabrook acquisition.  In 2004, FPL Energy and Seabrook's other joint owners filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from the Seabrook facility.  The matter is pending.  For details on the current status of permanent fuel storage with the DOE see FPL Operations - Fuel.  Based on current projections, FPL Energy will lose its ability to store spent fuel at Seabrook as early as 2009.  FPL Energy is investigating other alternatives to expand its spent nuclear fuel storage capacity at Seabrook.

OTHER FPL GROUP OPERATIONS

FPL Group's Corporate and Other segment represents other business activities, primarily FPL FiberNet, that are not separately reportable.  See Note 17.

FPL FiberNet.  FPL FiberNet was formed in 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, internet and other telecommunications companies.  Dark fiber in the Florida metro market is also sold to third parties.  FPL FiberNet's primary business focus is the Florida metro market.  Metro networks cover Miami, Ft. Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville.  FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates.  At December 31, 2004, FPL FiberNet's network consisted of approximately 2,500 route miles, which interconnected major cities throughout Florida.  During 2003, FPL FiberNet added the latest generation of Ethernet services which provides customers the option to upgrade their existing telecommunications network.  Due to the changing telecommunications market, FPL FiberNet previously completed valuation studies to assess the recoverability of its assets and as a result, in 2002, wrote off some of these assets to expense.  This write off represented an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis.  Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges were recognized in 2002 related to the write-off of development costs and inventory.  See Management's Discussion - Results of Operations - Corporate and Other and Note 6 - 2002 - Corporate and Other.

At December 31, 2004, FPL Group's investment in FPL FiberNet totaled approximately $217 million.  FPL FiberNet invested approximately $6 million during 2004 and plans to invest a total of $35 million over the next five years to meet customers' specific requirements and sustain its fiber-optic network.
EXECUTIVE OFFICERS OF FPL GROUP (a)

Name	Age	Position	Effective Date

Paul I. Cutler	45	Treasurer and Assistant Secretary of FPL Group	February 19, 2003
		Treasurer and Assistant Secretary of FPL	February 18, 2003
K. Michael Davis	58	Controller and Chief Accounting Officer of FPL Group	May 13, 1991
		Vice President, Accounting, Controller and Chief Accounting
		Officer of FPL	July 1, 1991
Moray P. Dewhurst	49	Vice President, Finance and Chief Financial Officer of FPL Group	July 17, 2001
		Senior Vice President, Finance and Chief Financial Officer of FPL	July 19, 2001
Robert H. Escoto	51	Vice President, Human Resources of FPL Group	January 25, 2005
		Senior Vice President, Human Resources of FPL	February 21, 2005
Lewis Hay, III	49	President and Chief Executive Officer of FPL Group	June 11, 2001
		Chairman of the Board of FPL Group	January 1, 2002
		Chairman of the Board and Chief Executive Officer of FPL	January 1, 2002
Robert L. McGrath	51	Vice President, Engineering, Construction & Corporate Services of
		FPL Group	February 21, 2005
		Senior Vice President, Engineering, Construction & Corporate
		Services of FPL	February 21, 2005
Armando J. Olivera	55	President of FPL	June 24, 2003
James L. Robo	42	President of FPL Energy	July 26, 2002
Antonio Rodriguez	62	Senior Vice President, Power Generation Division of FPL	July 1, 1999
John A. Stall	50	Senior Vice President, Nuclear Division of FPL	June 4, 2001
Edward F. Tancer	43	Vice President & General Counsel of FPL Group	February 21, 2005
		Senior Vice President & General Counsel of FPL	February 21, 2005
_____________________
(a)

Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  The business experience of the executive officers is as follows: Mr. Cutler was assistant treasurer of FPL Group from May 1999 to February 2003.  He was assistant treasurer of FPL from May 1997 to February 2003.  Mr. Cutler has served as assistant secretary of FPL Group and FPL since December 1997.  Mr. Dewhurst was senior partner of Dean & Company, a management consulting and investment firm that he co-founded in 1993.  Mr. Escoto was vice president, human resources of FPL from March 2004 to February 2005.  Mr. Escoto has served as vice president, human resources of FPL Energy since April 2002.  Prior to that, Mr. Escoto was director of human resources of FPL.  Mr. Hay was president of FPL Energy from March 2000 to December 2001. Prior to that, he was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL.  Mr. McGrath was senior vice president, engineering and construction of FPL from November 2002 to February 2005 and treasurer of FPL Group and FPL from January 2000 to November 2002.  He was also vice president, finance and chief financial officer of FPL Energy from June 2000 to November 2002.  Prior to that, Mr. McGrath was assistant treasurer of FPL Group and FPL.  Mr. Olivera was senior vice president, power systems of FPL from July 1999 to June 2003.  Mr. Robo was vice president of corporate development and strategy of FPL Group from March 2002 to July 2002.  He was president and chief executive officer of TIP, a GE Capital Company that provides trailer and storage equipment services, and GE Capital Modular Space, a supplier of mobile and modular buildings, from December 1999 to March 2002. Mr. Stall was vice president of nuclear engineering of FPL from January 2000 to June 2001.  Mr. Tancer was associate general counsel of FPL Group from April 2003 to February 2005 and vice president and general counsel of FPL Energy from February 2001 to February 2005.  Prior to that, Mr. Tancer was senior attorney of FPL.

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2004, the electric generating, transmission, distribution and general facilities of FPL represented approximately 43%, 13%, 37% and 7%, respectively, of FPL's gross investment in electric utility plant in service.
Generating Facilities. At December 31, 2004, FPL Group had the following generating facilities:
FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	801
Cutler	Miami, FL	2	Gas	206
Manatee	Parrish, FL	2	Oil/Gas	1,591
Martin	Indiantown, FL	2	Oil/Gas	1,643
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,201
Riviera	Riviera Beach, FL	2	Oil/Gas	556
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	232	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	639	(d)
Turkey Point	Florida City, FL	2	Oil/Gas	798

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,441
Lauderdale	Dania, FL	2	Gas/Oil	859
Martin	Indiantown, FL	2	Gas	943
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,889

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	1	Gas/Oil	326
Martin	Indiantown, FL	1	Gas/Oil	320

Gas turbines/diesels
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Turkey Point	Florida City, FL	5	Oil	12

TOTAL				18,940	(e)

_____________________
(a)	Represents FPL's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	Represents FPL's 20% ownership interest in each of St. Johns River Power Park Units Nos. 1 and 2, which are jointly owned with JEA.
(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(e)

Substantially all of FPL's properties are subject to the lien of FPL's mortgage.  FPL expects to add 1,906 mw by mid-2005, primarily as a result of the planned mid-2005 addition of natural gas combined-cycle generation at the Martin and Manatee sites.

FPL Energy Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)

Wind
Cabazon	Riverside County, CA	53	Wind	40
Cerro Gordo (b)	Cerro Gordo County, IA	55	Wind	41
Delaware Mountain	Culberson County, TX	39	Wind	30
Diablo Wind	Alameda County, CA	31	Wind	21
Gray County	Gray County, KS	170	Wind	112
Green Mountain	Somerset County, PA	8	Wind	10
Green Power	Riverside County, CA	22	Wind	17
Hancock County (b)	Hancock County, IA	148	Wind	98
High Winds (b)	Solano County, CA	90	Wind	162
Indian Mesa	Upton County, TX	125	Wind	83
King Mountain	Upton County, TX	215	Wind	281
Lake Benton II (b)	Pipestone County, MN	138	Wind	104
Meyersdale (c)	Somerset County, PA	20	Wind	30
Mill Run	Fayette County, PA	10	Wind	15
Montfort (b)	Iowa County, WI	20	Wind	30
Mountaineer (c)	Preston & Tucker Counties, WV	44	Wind	66
New Mexico (b)	Quay & Debaca Counties, NM	136	Wind	204
North Dakota (c)	LaMoure County, ND	41	Wind	62
Oklahoma / Sooner (c)	Harper & Woodward Counties, OK	68	Wind	102
Sky River	Kern County, CA	342	Wind	77
Somerset Wind Power	Somerset County, PA	6	Wind	9
South Dakota (c)	Hyde County, SD	27	Wind	41
Southwest Mesa (b)	Upton & Crockett Counties, TX	107	Wind	75
Stateline (b)	Umatilla County, OR and Walla Walla County, WA	454	Wind	300
Vansycle (c)	Umatilla County, OR	38	Wind	25
Victory Garden	Kern County, CA	96	Wind	22
Waymart (c)	Wayne County, PA	43	Wind	65
Windpower Partners 1994 (b)	Culberson County, TX	112	Wind	27
Woodward Mountain	Upton & Pecos Counties, TX	242	Wind	160
Wyoming (c)	Uinta County, WY	80	Wind	144
Investments in joint ventures	Various	3,634	(d)	305

Total Wind				2,758

Contracted
Bayswater (b)	Far Rockaway, NY	1	Gas	54
Calhoun (b)	Eastaboga, AL	4	Gas	668
Doswell (b)	Ashland, VA	4	Gas/Oil	708
Doswell - Expansion (b)	Ashland, VA	1	Gas/Oil	171
Jamaica Bay (b)	Far Rockaway, NY	1	Oil/Gas	54
Investments in joint ventures	Various	12	(e)	515

Total Contracted				2,170

Merchant
Blythe Energy	Blythe, CA	1	Gas	507
Forney	Forney, TX	2	Gas	1,700
Lamar Power Partners	Paris, TX	2	Gas	1,000
Maine	Various - ME	6	Oil	656	(f)
Maine	Various - ME	83	Hydro	361
Marcus Hook 50	Marcus Hook, PA	1	Gas	50
Marcus Hook 750 (b)	Marcus Hook, PA	3	Gas	744
RISEP (b)	Johnston, RI	1	Gas	550
Seabrook	Seabrook, NH	1	Nuclear	1,024	(g)

Total Merchant				6,592

TOTAL				11,520

_____________________
(a)			Represents FPL Energy's net ownership interest in plant capacity.
(b)			These consolidated generating facilities are encumbered by liens against their assets securing various financings.
(c)			In connection with a February 2005 financing, these consolidated generating facilities were encumbered by liens against their assets. See Note 14.
(d)			Represents plants with no more than 50% ownership using wind technology.
(e)			Represents plants with no more than 50% ownership using fuels and technologies such as gas, waste-to-energy, solar, coal and petroleum coke.
(f)			Excludes 10 other energy-related partners' combined share of 38.22%.
(g)			Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  During 2004, FPL purchased transmission substation assets located in Seabrook, New Hampshire at their net book value of approximately $21 million from a subsidiary of FPL Energy.  The substation assets were transferred in order to qualify for cost recovery opportunities in New England that are limited to transmission providers.  At December 31, 2004, FPL owned and operated the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,104	(a)	-
230	kv	2,395		25
138	kv	1,454		49
115	kv	668		-
69	kv	164		14
Less than 69 kv		41,144		24,166

Total		46,929		24,254

_____________________
(a)				Includes approximately 75 miles owned jointly with JEA.

In addition, at December 31, 2004, FPL owned and operated 537 substations, one of which is jointly owned.  See Note 8.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL Group's principal properties are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  A number of FPL Energy's generating facilities are encumbered by liens against their assets securing various financings.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

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

In November 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Circuit Court for Suwanee County, Florida.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  In February 2004, the plaintiffs filed a motion for leave to file their third amended complaint adding four more plaintiffs and seeking leave to add a claim for punitive damages.  The court has not set a time for a hearing on this motion or on whether this case will proceed as a class action.

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

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding on October 1, 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  FERC's reply brief was filed on December 1, 2004.  FPL has been granted party status as an intervenor, and its brief was filed on December 16, 2004.  FMPA's reply brief to the FERC was filed on January 13, 2005.  Oral argument is scheduled for March 22, 2005.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $2 million at December 31, 2004.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month, resulting in a refund obligation to FMPA of approximately $1 million at December 31, 2004.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $26 million at December 31, 2004.  Any reduction in FPL's network service rate would also apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at December 31, 2004 would be approximately $0.2 million under FPL's filing and approximately $4 million based on FMPA's position.  On January 25, 2005, FERC issued an order on FPL's compliance filing.  In the order FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL's further compliance filing is due on April 25, 2005.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group believes that the complaint is invalid because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  After initially denying FPL's motion to dismiss, the court granted it with respect to plaintiffs' count for strict liability.  The court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Discovery is proceeding.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  As in the Finestone case, the court has granted FPL's motion to dismiss the plaintiffs' count for strict liability.  Similarly, the court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Discovery is proceeding.

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

In February 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes breach of an implied contract, breach of the duty of good faith and fair dealing, negligence, fraudulent inducement, and negligent misrepresentation.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL moved to dismiss the case on the grounds that the FPSC has exclusive jurisdiction over this type of complaint.  The court denied the motion on July 13, 2004.  FPL appealed the ruling to Florida's Third District Court of Appeals (Third DCA).  FPL's motion to stay the proceedings pending resolution of the appeal was denied by the trial court.  FPL filed a separate motion to stay pending appeal with the Third DCA, and the court granted that motion on November 10, 2004.  Oral argument on the appeal of the jurisdictional question was heard on December 14, 2004.  The parties are currently awaiting a decision on the appeal of the jurisdictional question; the Third DCA's stay of the trial court proceedings remains in effect pending that decision.

FPL determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds. On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  A final hearing before the FPSC occurred on November 4, 2004.  Final briefs were filed by the parties on December 16, 2004.  At its February 1, 2005 agenda meeting, the FPSC concluded that no refunds were due relative to the 11 meters in question for any period in excess of 12 months.  Southeastern Utility Services, Inc. had argued for multi-year refunds.  Based on the FPSC's decision, FPL expects that aggregate refunds to these complainants will not exceed $50,000.  The parties expect a final FPSC order by March 2005.

On October 6, 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the named FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of $20,826,100.  The FPL Energy Affiliates filed their answer and counterclaim in November of 2004, denying the allegations.  The counterclaim asserts claims for conversion, breach of fiduciary duty, breach of contract and fraud and seeks termination of the contract and damages.  The case is in discovery and has been set for a non-jury trial in August of 2005.

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

In June 2004, a subsidiary of FPL Energy, FPLE Rhode Island State Energy, L.P. (RISEP), received a Notice of Violation (NOV) from the Rhode Island Department of Environmental Management (RIDEM).  The NOV alleged that the RISEP facility exceeded certain permit limitations relating to the reuse water received from the City of Cranston during certain days from November 2002 until May 2003 and that RIDEM was not notified of such exceedances in a timely manner.  The total proposed penalty for these combined allegations was $383,700.  In April 2003, the facility self-disclosed the permit exceedances at issue and since that date has undertaken significant changes to its management, water treatment system, and the wastewater treatment system for the City of Cranston, which has been providing poor quality reuse water.  In addition, there were several meetings with RIDEM regarding the status of remedial measures and the facility maintained regular contact regarding plant operational status.  On December 28, 2004, RISEP agreed to pay a penalty of $95,000 to RIDEM to settle the NOV.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by FPL Group.  FPL Group's common stock is traded on the New York Stock Exchange.  The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

	2004		2003

Quarter	High	Low	High	Low

First	$68.81	$63.34	$63.77	$53.55
Second	$67.25	$60.20	$68.08	$57.74
Third	$69.85	$62.41	$67.66	$60.01
Fourth	$76.10	$67.33	$65.98	$62.65

Approximate Number of Stockholders.  As of the close of business on January 31, 2005, there were 32,981 holders of record of FPL Group's common stock.

Dividends.  Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts per share:
Quarter	2004	2003

First	$0.62	$0.60
Second	$0.62	$0.60
Third	$0.68	$0.60
Fourth	$0.68	$0.60

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors.  The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant.  The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group.  In February 2005, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.68 to $0.71 per share before giving effect to a two-for-one stock split effective March 15, 2005 (2005 stock split).  See Management's Discussion - Liquidity and Capital Resources with respect to dividend restrictions and Note 12 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.  See Management's Discussion - Liquidity and Capital Resources and Note 12 - Earnings Per Share regarding the 2005 stock split.

Issuer Purchases of Equity Securities.

FPL Group, Inc. Purchases of Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

10/1/04 - 10/31/04	7,867	$67.59	-	5,402
11/1/04 - 11/30/04	-	$-	-	5,402
12/1/04 - 12/31/04	-	$-	-	5,402

Total	7,867	$67.59	-

_____________________
(a)		Represents shares of common stock purchased by FPL Group from employees to pay taxes related to the vesting of restricted stock granted to employees.
(b)

In February 1997, FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock over an unspecified period as part of a publicly announced program.  In February 2005, FPL Group's board of directors terminated the February 1997 common stock repurchase plan and authorized a new common stock repurchase plan of up to 10 million shares of common stock (20 million shares after giving effect to the 2005 stock split) over an unspecified period.

Item 6. Selected Financial Data
	Years Ended December 31,

	2004		2003		2002		2001		2000

SELECTED DATA OF FPL GROUP
(millions, except per share amounts):
Operating revenues	$10,522		$9,630		$8,173		$8,217		$6,920
Income before cumulative effect of changes in accounting principles	$887	(a)	$893	(a)	$695	(b)	$781	(c)	$704	(d)
Cumulative effect of adopting FAS 142, net of income taxes of $143	$-		$-		$(222)		$-		$-
Cumulative effect of adopting FIN 46, net of income taxes of $2	$-		$(3)		$-		$-		$-
Net income	$887	(a)	$890	(e)	$473	(f)	$781	(c)	$704	(d)
Earnings per share of common stock: (g)
Earnings per share before cumulative effect of changes in
accounting principles	$4.95	(a)	$5.03	(a)	$4.02	(b)	$4.63	(c)	$4.14	(d)
Cumulative effect of changes in accounting principles	$-		$(0.02)		$(1.28)		$-		$-
Earnings per share	$4.95	(a)	$5.01	(e)	$2.74	(f)	$4.63	(c)	$4.14	(d)
Earnings per share of common stock - assuming dilution: (g)
Earnings per share before cumulative effect of changes in
accounting principles	$4.91	(a)	$5.02	(a)	$4.01	(b)	$4.62	(c)	$4.14	(d)
Cumulative effect of changes in accounting principles	$-		$(0.02)		$(1.28)		$-		$-
Earnings per share	$4.91	(a)	$5.00	(e)	$2.73	(f)	$4.62	(c)	$4.14	(d)
Dividends paid per share of common stock (g)	$2.60		$2.40		$2.32		$2.24		$2.16
Total assets (h)(i)	$28,333		$26,935		$23,185		$20,713		$18,355
Long-term debt, excluding current maturities (h)	$8,027		$8,723		$5,790		$4,858		$3,976
Obligations of FPL under capital lease, excluding current maturities (h)	$-		$-		$140		$133		$127

SELECTED DATA OF FPL (millions):
Operating revenues	$8,734		$8,293		$7,378		$7,477		$6,361
Net income available to FPL Group	$749		$733		$717		$679	(d)	$607	(d)
Total assets (h)	$19,114		$17,817		$16,032		$15,174		$15,075
Long-term debt, excluding current maturities (h)	$2,813		$3,074		$2,364		$2,579		$2,577
Energy sales (kwh)	103,635		103,202		98,605		93,488		91,969
Energy sales:
Residential	50.7%		51.8%		51.6%		50.9%		50.4%
Commercial	40.6		40.1		40.6		40.6		40.2
Industrial	3.8		3.9		4.1		4.4		4.1
Interchange power sales	2.9		2.3		1.8		2.2		3.1
Other (j)	2.0		1.9		1.9		1.9		2.2

Total	100.0%		100.0%		100.0%		100.0%		100.0%

Approximate 60-minute peak load (mw): (k)
Summer season	20,545		19,668		19,219		18,754		17,808
Winter season	18,108		15,989		20,190		17,585		18,219
Average number of customer accounts (thousands):
Residential	3,745		3,653		3,566		3,491		3,414
Commercial	458		445		435		427		415
Industrial	19		17		16		15		16
Other	3		2		3		2		3

Total	4,225		4,117		4,020		3,935		3,848

Average price per kwh (cents) (l)	8.36		7.95		7.32		8.05		6.86
_____________________
(a)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges.
(b)

Includes impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-qualifying hedges.

(c)	Includes merger-related expenses and net unrealized mark-to-market gains associated with non-qualifying hedges.
(d)	Includes merger-related expenses.
(e)	Includes the cumulative effect of an accounting change and net unrealized mark-to-market gains associated with non-qualifying hedges.
(f)

Includes the cumulative effect of an accounting change, impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-qualifying hedges.

(g)	The per share information does not reflect the effect of the 2005 stock split. See Note 12 - Earnings Per Share.
(h)	Reflects the adoption of FIN 46 in July 2003. See Note 9.
(i)	Reflects the adoption of FAS 142 in January 2002. See Note 5.
(j)	Includes the net change in unbilled sales.
(k)	Winter season includes November and December of the current year and January to March of the following year.
(l)	Excludes interchange power sales, net change in unbilled revenues, deferrals/recoveries under cost recovery clauses and a provision, if any, for retail rate refund.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Overview

FPL Group is one of the nation's largest providers of electricity-related services. Its principal subsidiary, FPL, serves more than eight million people along the eastern seaboard and southern portion of Florida.  FPL Energy, FPL Group's wholesale energy subsidiary, produces electricity primarily utilizing natural gas, wind and nuclear resources.  Together, FPL's and FPL Energy's generating assets represent approximately 30,000 mw of capacity.  FPL FiberNet provides fiber-optic services to FPL, telecommunications companies and other customers throughout Florida.

FPL obtains its operating revenues primarily from the retail sale of electricity.  Over the last 10 years, FPL's customer growth has been 2.1% while underlying usage growth has been 0.8%.  FPL is meeting the increased demands of its customers by adding to its generation capacity and electric transmission and distribution infrastructure.  FPL plans to add about 1,900 mw of generating capacity in 2005 at a total investment of over $1 billion.  This will provide enough power to meet the needs of approximately 400,000 new customers and FPL expects a reserve margin of 25% for all of its customers.  These projects are utilizing natural gas-fired and combined-cycle generators.  FPL's O&M expenses declined in 2004 despite increased costs of nuclear plant maintenance and insurance; however, O&M expenses are expected to increase in 2005 reflecting continued upward trends in nuclear maintenance, insurance and employee-related costs as well as increased maintenance costs for fossil generation plants due to a number of FPL's older units going through major overhauls.  FPL's O&M expenses per retail kilowatt-hour also declined in 2004 and are below the 2003 industry average according to the most current reference data available from government sources.  In 2004, FPL's availability factor for its fossil and nuclear generating units were 94% and 88%, respectively, and the average minutes a customer was without power was 69 minutes, excluding the impact of the three hurricances that hit FPL's service territory, compared to the 2003 industry average of 137 minutes.  Growing demand for electricity in FPL's service territory has prompted the need for additional power plants and other capital improvements, the costs of which have resulted in FPL notifying the FPSC on January 21, 2005 of its intent to file for a rate increase effective January 2006.  FPL's business strategy is to meet the increased demands of customer growth and focus on improving operating performance.

FPL Energy is in the wholesale generation business with the majority of its operating revenues derived from wholesale electricity sales.  Its market is diversified by region as well as by fuel source.  More than 85% of the expected 2005 gross margin from FPL Energy's wholesale generation fleet is hedged against fuel and electricity market volatility.  FPL Energy's trading business is focused on reducing risk and extracting maximum value from its assets.  FPL Energy is one of the largest producers of wind energy in the world, and with the extension of the production tax credit program through December 2005, plans to continue expanding its wind portfolio in 2005 through construction of new facilities and selective acquisitions.  FPL Energy's business strategy is to maximize the value of its current portfolio, expand its U.S. market-leading wind position, build its portfolio and explore gas infrastructure opportunities.

Results of Operations

Summary - FPL Group's net income for the years ended December 31, 2004, 2003 and 2002 was $887 million, $890 million and $473 million, respectively.  See Note 17 for segment information.  FPL Group's net income for the year ended December 31, 2004 reflects reduced earnings at FPL Energy partially offset by improved results at FPL.  At Corporate and Other, the impact of the favorable resolution of certain tax issues was partially offset by higher interest expense.  FPL's 2004 results improved as a result of strong customer growth and the settlement of shareholder litigation initiated in 2002 and 2003, but were partially offset by the impacts of three hurricanes that struck FPL's service territory during the third quarter of 2004, as well as lower customer usage due to overall milder weather.  These hurricanes resulted in lost revenues and an increase in O&M expenses including higher reserves for uncollectible accounts for FPL, and reduced FPL's net income by approximately $26 million for the year ended December 31, 2004.  FPL Energy's 2004 results decreased due to the effect of restructuring activities during 2004 compared to 2003 and higher interest expense partially offset by increased earnings from its existing portfolio as well as project additions.  In addition, FPL Energy's net income for 2004 reflects unrealized losses from non-qualifying hedges of $3 million while 2003 net income reflects unrealized gains of $22 million and a $3 million charge due to a change in accounting principle.  FPL Group's net income for the year ended December 31, 2003 benefited from improved results at both FPL and FPL Energy, as well as the absence of certain impairment and other charges recorded in 2002 that reduced FPL Energy's 2002 net income by $295 million ($485 million pretax).  In addition, 2003 results at the Corporate and Other segment benefited from the absence of certain impairment and other charges, net of income tax settlements, recorded in 2002 which reduced 2002 results by $64 million ($152 million pretax).  In addition, FPL Energy's net income for 2003 reflects unrealized gains from non-qualifying hedges of $22 million compared to $1 million in 2002.  FPL Group's 2004 net income also benefited from certain state tax benefits resulting from FPL Energy's growth throughout the United States, as well as the resolution of other tax issues.  FPL Group's effective tax rate for all periods presented reflect production tax credits for wind projects at FPL Energy.  The effective tax rate for the year ended December 31, 2002 was further reduced by a gain from the resolution of an income tax matter.

FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges.  These transactions have been entered into to reduce FPL Group's aggregate risk.

FPL Group's management uses earnings excluding certain items (adjusted earnings), which in 2004 were the mark-to-market effect of non-qualifying hedges, internally for financial planning, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plan.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items can make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income available to FPL Group for 2004, 2003 and 2002 was $749 million, $733 million and $717 million, respectively.  During 2004, FPL's net income benefited from strong customer growth, underlying customer usage growth, FPL's portion of the amount received by FPL Group related to the settlement of shareholder litigation which reduced O&M expenses and other reductions in O&M expenses.  In addition, the allowance for funds used during construction, primarily equity funds, increased during 2004 reflecting higher plant balances under construction.  However, the effect of milder weather as compared to 2003, the impact of three hurricanes and higher depreciation expense partially offset these benefits.  The hurricanes resulted in lost revenues of approximately $38 million for the year ended December 31, 2004 and have made 2005 results at FPL more difficult to estimate due to the uncertainty of the impact of the storms on revenue growth.  During 2003, FPL's net income benefited from higher revenues from retail base operations partially offset by higher O&M expenses, depreciation expense and property taxes.  FPL's 2003 net income also reflects a loss related to the redemption of preferred stock, which was substantially offset by tax benefits related to the favorable settlement of tax audit issues with the IRS.

In 2002, the FPSC approved a rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005.  The agreement includes a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%.  The revenue sharing thresholds specified in the rate agreement are as follows:

	Years Ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund was limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the rate agreement, FPL does not have an authorized regulatory ROE range for the purpose of addressing earnings levels.  However, FPL continues to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the rate agreement, FPL may petition the FPSC to amend its base rates.  The rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates.  See Note 1 - Revenues and Rates.  In addition, depreciation rates will not be changed during the term of the agreement; however, FPL will reduce its recorded depreciation expense by $125 million annually.  Accordingly, depreciation expense for all periods presented reflects this reduction.  See Note 1 - Electric Plant, Depreciation and Amortization.

On January 21, 2005, FPL notified the FPSC that it intends to initiate a base rate proceeding in March 2005.  Although FPL has not finalized its 2006 and 2007 revenue requirements, it expects to request a $400 million to $450 million annual increase in base rates beginning on January 1, 2006 and an additional annual base rate increase of approximately $130 million in mid-2007 to cover the costs associated with the 1,150 mw natural gas-fired unit at Turkey Point expected to be placed in service in mid-2007.  Hearings on the base rate proceeding are expected during the third quarter of 2005 and a final decision is expected by the end of 2005.
FPL's operating revenues consisted of the following:
	Years Ended December 31,

	2004	2003	2002

	(millions)

Retail base operations	$3,664	$3,680	$3,603
Revenue refund provision	-	(3)	(34)
Cost recovery clauses and other pass-through costs	4,999	4,558	3,793
Other, primarily gas and wholesale sales	71	58	16

Total	$8,734	$8,293	$7,378

For the year ended December 31, 2004, the decrease in retail base revenues was primarily due to a decrease in usage per retail customer, partially offset by a 2.6% increase in the average number of customer accounts.  A 2.7% decrease in usage per retail customer resulted in a decrease in revenues from retail base operations of approximately $100 million, primarily due to milder weather and customer service interruptions during the three hurricanes that struck FPL's service territory.  The increase in the average number of customer accounts, as well as other factors, increased revenues from retail base operations by $84 million.

The increase in retail base revenues in 2003 was primarily due to an increase in customer accounts and an increase in usage per retail customer.  The increase in 2003 was partially offset by the effect of the 7% base rate reduction, or $62 million, pursuant to the rate agreement that was effective in mid-April 2002.  A 2.4% increase in the number of retail customer accounts increased revenues by $85 million, while the balance of the increase, or $54 million, was primarily due to a 1.7% increase in electricity usage per retail customer.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  Ordinarily, the fuel charge is set annually based on estimated fuel costs and estimated customer usage, plus or minus a true-up for prior period estimates.  Effective January 1, 2003, the FPSC approved a risk management fuel procurement program, which is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs.  The increase in revenues from cost recovery clauses and other pass-through costs for the years ended December 31, 2004 and 2003 reflect higher fuel charges to customers primarily to recover previously underrecovered fuel-related costs resulting from higher than projected fuel costs.

FPL's O&M expenses decreased $22 million in 2004 reflecting the receipt of approximately $21 million associated with the settlement of the shareholder litigation.  The settlement was offset by higher nuclear maintenance costs of $10 million, higher insurance costs of $8 million and an increase in the provision for uncollectible accounts receivable of $8 million in connection with the hurricanes.  The remainder of the fluctuation in the 2004 O&M expenses was primarily due to the absence of certain legal expenses recorded in 2003.  Management expects to see a continued upward trend in nuclear maintenance, insurance and employee-related costs for 2005, as well as an increase in maintenance costs for fossil generation plants as major overhauls are planned for a number of older units.  In conjunction with an NRC order, FPL has performed visual and volumetric inspections of its nuclear units' reactor vessel heads during their scheduled refueling outages since October 2002.  The inspections at St. Lucie Unit No. 2 revealed CRDM nozzles with cracks, which were repaired during the outages.  During the fall of 2004, FPL replaced the reactor vessel head at Turkey Point Unit No. 3.  FPL anticipates replacing the reactor vessel heads at Turkey Point Unit No. 4 and St. Lucie Unit No. 1 during their next scheduled refueling outage.  In January 2005, FPL received permission from the NRC to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  To date, 18.9% of these tubes have been plugged.  It is possible that during St. Lucie No. 2's next scheduled refueling outage in the spring of 2006 the 30% tube plugging limit could be exceeded.  Management is currently evaluating various options, including sleeving degraded tubes, to stay within the tube plugging limit.  FPL has requested NRC approval to sleeve degraded tubes as an alternative to plugging.  Management intends to replace the reactor vessel head and steam generators at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  The replacement cost of the reactor vessel heads and steam generators is expected to be $558 million and is included in FPL's estimated capital expenditures.  See Note 16 - Commitments.  The cost of performing inspections and any necessary repairs until the reactor vessel heads are replaced is being recognized as expense on a levelized basis over a five-year period beginning in 2002, as authorized by the FPSC, and amounted to approximately $11 million in 2004, $13 million in 2003 and $13 million in 2002.

Pursuant to a 2003 NRC bulletin, FPL has performed inspections of the bottom mounted instrumentation penetrations at both of its Turkey Point units and to date, no evidence of leakage from these penetrations has been noted.  St. Lucie Units Nos. 1 and 2 do not have bottom mounted instrumentation penetrations.

In conjunction with a 2004 NRC bulletin, FPL must perform inspections of all alloy 600 and weld materials in pressurizer locations and connected steam space piping.  To date, no leaks have been identified based on inspections at St. Lucie Units Nos. 1 and 2.  Due to the amount of time and cost associated with correcting potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its next scheduled refueling and reactor vessel head replacement outage.  The estimated cost for the pressurizer is included in estimated capital expenditures.  See Note 16 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost of this repair is approximately $12 million, which will be charged to O&M expense.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.  See Item 1 - FPL Operations - Nuclear Operations for further discussion of the above nuclear plant related matters.

In 2003, O&M expenses reflected increases in nuclear maintenance expenses discussed above of $29 million, employee benefit costs, primarily medical-related, of $17 million and property and liability insurance costs of $17 million due to higher insurance premiums combined with lower refunds under nuclear insurance policies.  The 2003 cost increases were partially offset by the absence of a one-time storm fund accrual of $35 million recorded in 2002, as well as productivity improvements in other areas.

For the year ended December 31, 2004, depreciation and amortization expense increased by $17 million, reflecting continued growth of electric utility plant in service.  Depreciation expense will continue to grow as FPL continues to invest in generation and distribution expansion to support customer growth and demand.  The latter half of 2005 will see the introduction of approximately 1,900 mw of natural gas combined-cycle generation at its Martin and Manatee sites.  Also, FPL plans to build a 1,150 mw natural gas-fired plant with a planned in-service date of mid-2007 as discussed below.  Depreciation and amortization expense increased in 2003 by $67 million primarily due to FPL's investment in generation and distribution expansion to support customer growth and demand which included the completion of the Fort Myers and Sanford repowering projects.

FPL has received 20 year operating license extensions for its four nuclear units.  The original license expiration dates for Turkey Point Units Nos. 3 and 4 and for St. Lucie Units Nos. 1 and 2 are 2012, 2013, 2016 and 2023, respectively.  FPL has not yet decided to operate past the original license expiration dates, although FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option.  The decision will be made for Turkey Point Units Nos. 3 and 4 by 2007 and for St. Lucie Units Nos. 1 and 2 by 2011.  Any adjustment to depreciation and decommissioning rates would require FPSC approval.

Interest charges for 2004 increased primarily due to an increase of 40 basis points in average interest rates as compared to 2003, higher average debt balances used to fund increased investment in generation, transmission and distribution expansion and to pay for storm restoration costs.  Interest charges for 2003 increased primarily due to higher average debt balances used to fund increased investment in generation, transmission and distribution expansion and under-recovery of fuel costs.  This increase was partially offset by a decline in average interest rates of approximately 80 basis points in 2003 as compared to 2002.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  In 2004, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers.  Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets.  It is generally believed that transmission and distribution activities would remain regulated.  Within the last few years, these state restructuring efforts have diminished, and several states have delayed the implementation or reversed previously approved restructuring legislation and rules.  Management believes it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the needed generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement.  In June 2004, the FPSC approved FPL's proposal to build an 1,150 mw natural gas-fired plant at its Turkey Point site with a planned in-service date of mid-2007, which was subsequently approved by the Siting Board (comprised of the Florida governor and cabinet) under the Florida Electrical Power Plant Siting Act in February 2005.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.  In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area.  In March 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida.  The FPSC decided that GridFlorida as established by the FERC was not in the best interest of Florida customers and required revisions to the FERC proposed structure.  The FPSC issued a procedural order establishing a series of workshops through 2004 to address GridFlorida issues.  A pricing workshop and a market design workshop were held in March and May 2004, respectively.  The third workshop scheduled for August 2004 was postponed pending the results of a cost benefit analysis of GridFlorida.  See Item 1 - FPL Operations - Competition for further discussion.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States.  FPL is currently unable to determine the effects, if any, of the proposed rule.  See Item 1 - FPL Operations - Competition for further discussion.

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

FPL Energy - FPL Energy's net income (loss) for 2004, 2003, and 2002 was $172 million, $194 million and $(169) million, respectively.  FPL Energy's net income has become a greater portion of FPL Group's consolidated net income increasing from 1% in 1997 to 19% in 2004.  Net income for the year ended December 31, 2004 decreased primarily from increased net losses of approximately $50 million associated with restructuring activities, discussed below, and higher interest expense partially offset by the addition of new projects, primarily wind, and the improved results of the existing portfolio primarily due to improved market conditions, particularly in the NEPOOL region, and the absence of an outage at Seabrook.

FPL Energy's net income for the year ended December 31, 2003 benefited from project additions partially offset by lower earnings from merchant assets, primarily in the ERCOT and NEPOOL regions, and higher interest expense.  The improvement in net income in 2003 was also due to the absence of impairment and other charges recorded in 2002 that totaled $485 million ($295 million after tax).  The impairment and other charges consisted of a goodwill impairment charge of $365 million ($222 million after tax) representing the cumulative effect of adopting FAS 142, "Goodwill and Other Intangible Assets," and restructuring and other charges totaling $120 million ($73 million after tax) due to the unfavorable market conditions in the wholesale energy market.  For further discussion of FAS 142, see Note 5 and for restructuring and other charges, see Note 6.

Net income for 2004, 2003 and 2002 included net unrealized mark-to-market gains (losses) on non-qualifying hedges of $(3) million, $22 million and $1 million, respectively.  For further discussion of derivative instruments, see Note 3.

FPL Energy's 2004 net income benefited from the full year effect of 3,904 mw of wind and fossil generation added during 2003 and 39 mw of wind generation added during 2004.  In aggregate, these project additions added $30 million to 2004 net income.  FPL Energy's operating revenues increased $453 million primarily driven by project additions, the commencement of a contract for the sale of the remaining 50% of the capacity of a natural gas-fired facility in Alabama, lack of a refueling outage at the Seabrook facility, improvements in the NEPOOL region aided by higher gas prices and volatility in the oil-gas price ratio and increased generation in the ERCOT region due to improved market conditions.  Operating expenses increased $482 million, over half of which was fuel-related, primarily driven by project additions and the increased generation in the ERCOT region.  Included in operating expenses in 2004 are charges of $81 million associated with the restructuring of the Marcus Hook steam contract, which consisted of the write-off of an auxiliary boiler of approximately $33 million and a $48 million contract termination payment.  As a result of changes in market conditions since initiation of the Marcus Hook project in the late 1990's, it has become more economical to dispatch the plant during peak hours and uneconomical to operate the auxiliary boiler to satisfy the steam contract obligation when the plant is not running.  FPL Energy expects its future portfolio capacity growth to come primarily from wind development due to the extension of the production tax credit program through 2005 for new wind facilities, as well as from asset acquisitions.  FPL Energy plans to add a total of 250 mw to 750 mw of wind generation by the end of 2005, including approximately 220 mw which are currently under construction and are expected to be in service by mid-2005.

Earnings from investments in partnerships and joint ventures for the twelve months ended December 31, 2004, presented as equity in earnings of equity method investees, increased $5 million from the prior year primarily due to the positive effects on operating results of prior contract restructurings, the receipt of a portion of a settlement related to a previous investment in an Indonesian project partially offset by unrealized losses from non-qualifying hedge activity in the portfolio in 2004 compared to gains in 2003.  Also, during 2004, FPL Energy recorded a net gain of approximately $52 million on the termination of a gas supply contract and a steam agreement which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in a combined-cycle power plant in Texas.  The sale was completed in 2004.

FPL Energy's net income for the year ended 2004 also reflected higher interest expense of approximately $56 million due to growth in the business reflecting more projects being placed in service and the acquisition of new projects, as well as higher average interest rates of approximately 60 basis points as compared to the prior year.

FPL Energy's 2003 net income benefited from the full year effect of 2,235 mw of generation added in 2002, the majority of which was added in the fourth quarter of 2002, as well as 3,904 mw added in 2003.  The 2002 additions include the purchase of an 88.23% interest in Seabrook as well as wind and natural gas-fired assets.  During 2003, FPL Energy added 975 mw of wind generation and 2,929 mw of natural gas-fired assets.  In aggregate, 2002 and 2003 project additions contributed $82 million to 2003 net income.  FPL Energy's operating revenues and operating expenses for the year ended 2003 increased $561 million and $352 million, respectively, primarily driven by project additions.  In addition, restructuring and impairment charges discussed above added $103 million to operating expenses in 2002.  Operating revenues net of operating expenses, primarily fuel, were essentially flat in the balance of the portfolio.  In 2003, both the ERCOT and NEPOOL regions experienced higher energy prices offset by lower generation and higher fuel costs.

Earnings from investments in partnerships and joint ventures for the twelve months ended December 31, 2003 increased $13 million from the prior year reflecting an increase in unrealized gains associated with the mark-to-market effect of non-qualifying hedges and a $17 million charge against its investment in two wind projects recorded in 2002.  In addition, equity in earnings of equity method investees reflects lower gains from contract restructurings and lower earnings from a project in California, as well as lower project earnings due to higher fuel prices in the ERCOT and NEPOOL regions.

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

Over the last several years, there has been a general decline in the wholesale energy market, including deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that have limited the number of counterparties with which FPL Energy does business.  These market conditions have made it more difficult for FPL Energy to manage the risk associated with fluctuating commodity prices, to optimize the value of its assets and to contract the output of its plants.  Any uncontracted output from the plants has been and will be sold into the market place at prevailing prices when economical.  However, the major markets in which FPL Energy operates have shown modest signs of improvement during 2004.  Given current market conditions, when FPL Energy's existing power sales agreements expire, more of the energy produced may be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy.  Some of the factors affecting success in these markets are the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.  Opportunities exist for the selective acquisition of generation assets divested under deregulation plans or available from other competitors and for the construction and operation of efficient plants that can sell power in competitive markets.  Wholesale energy markets have experienced lower demand and lower wholesale energy margins as a result of weather and economic conditions and the oversupply of generation in certain regions.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.

FPL Energy's 2005 earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2005.  As of December 31, 2004, FPL Energy's capacity under contract for 2005 was as follows:

Asset Class	Available MW (a)	% MW Under Contract

Wind	2,917	98%	(b)
Contracted (c)	2,170	99%	(b)
Merchant: (d)
NEPOOL	2,304	72%	(e)
ERCOT	2,644	79%	(e)
All other	1,274	8%	(e)

Total portfolio	11,309	78%	(e)

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and a refueling outage at Seabrook in 2005.
(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Reflects on-peak mw under contract.

FPL Energy's results are affected by natural fluctuations in weather.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect the wind portfolio as well as the hydro units in Maine.  In managing its exposure to commodity prices, FPL Energy is dependent upon its counterparties to perform under their contractual obligations.  FPL Energy actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  Substantially all of FPL Energy's 2005 contracted revenues are with investment grade counterparties.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses, such as interest income and interest expense.  Corporate and Other's net loss for the year ended December 31, 2004, 2003 and 2002 was $34 million, $37 million and $75 million, respectively.  Results for Corporate and Other in 2004 reflect certain state tax benefits resulting from FPL Energy's growth throughout the United States as well as the resolution of other tax issues totaling approximately $30 million, partially offset by higher interest expense and the absence of gains at FPL FiberNet associated with restructuring two transactions in 2003.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Interest expense at Corporate and Other increased in 2004 due to allocating less interest expense to FPL Energy as a result of the completion of a number of projects during 2003 that were previously under construction.  Results from Corporate and Other for 2003 primarily reflect higher interest charges and the absence of restructuring and impairment charges recorded in 2002.  For the year ended December 31, 2002, impairment and other charges totaled $94 million after tax as a result of declines in the telecommunications market (see Note 6 - 2002 - Corporate and Other) and reserves against certain leveraged lease investments.  These charges were partially offset by a $30 million gain in 2002 from the resolution of an income tax matter.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and preferred stock and/or repurchase common stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's, FPL's and FPL Group Capital's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.  During 2004, the authorized common stock of FPL Group was increased 100 million shares from 300 million to 400 million shares.  Absent new investment opportunities in 2005, management expects cash to be available to FPL Group in excess of needs that are presently identified.

Bank lines of credit currently available to FPL Group and its subsidiaries, including FPL, are as follows:
FPL (a)	FPL Group Capital	Total	Maturity Date

(millions)

$500	$1,000	$1,500	October 2006
1,000	1,000	2,000	October 2009 (b)

$1,500	$2,000	$3,500

_____________________
(a)	Excludes a $100 million senior secured revolving credit facility of a consolidated FPL VIE that leases nuclear fuel to FPL. See below.
(b)

These facilities provide for the issuance of letters of credit of up to $1.5 billion ($750 million for FPL and $750 million for FPL Group Capital).  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.

These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a transmission and distribution property loss (in the case of FPL), as well as for general corporate purposes.  At December 31, 2004, letters of credit totaling $238 million were outstanding under FPL Group Capital's credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees payment of FPL Group Capital credit facilities) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facilities and FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facilities.  At December 31, 2004, FPL Group and FPL were in compliance with their respective ratio.

In addition, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At December 31, 2004, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

A consolidated FPL VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, to provide backup support for its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which are included in the guarantee discussion below.  At December 31, 2004, the VIE had no outstanding borrowings under the revolving credit facility and approximately $35 million under the commercial paper program.  FPL also provides an unconditional payment guarantee of the VIE's $135 million of 2.34% senior secured notes, maturing in June 2006, which is included in the guarantee discussion below.  See Note 9 - FPL.

At December 31, 2004, FPL Group and FPL Group Capital had $2.0 billion (issuable by either or both of them up to such aggregate amount) of available capacity under shelf registration statements.  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statements, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity is available for, among other things, new investment opportunities.  At December 31, 2004, FPL had $1.0 billion of available capacity under its shelf registration statement.  Securities that may be issued under FPL's shelf registration statement include preferred stock, first mortgage bonds, preferred trust securities and related subordinated debt securities and guarantees.

During 2004, FPL sold 200,000 shares of $100 par value 4 1/2% Series V preferred stock to FPL Group and issued $240 million of 5.65% first mortgage bonds maturing in 2035, FPL Group Capital sold approximately $309 million of 5 7/8% junior subordinated debentures maturing in 2044 and FPL Energy drew $34 million from a construction term credit facility.  FPL Group Capital's junior subordinated debentures were purchased by an unconsolidated 100%-owned finance subsidiary of FPL Group using proceeds from the March 2004 sale by that finance subsidiary of $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  FPL Group has fully and unconditionally guaranteed the junior subordinated debentures and the preferred trust securities.  The junior subordinated debentures are included in long-term debt on FPL Group's consolidated balance sheets.  During 2004, FPL Group Capital also repaid two variable rate term loans totaling $175 million, had $175 million of 6.875% debentures mature and reset the annual interest rate on $575 million principal amount of its debentures due February 2007 from 4.75% to 4.086%.  These debentures were originally issued in February 2002 in connection with FPL Group's publicly-traded equity units known as Corporate Units.  The interest rate was reset as a result of FPL Group Capital remarketing approximately $554 million principal amount of these debentures.  Neither FPL Group nor FPL Capital received any proceeds from the remarketing of the debentures.

Subsidiaries of FPL Group also entered into several interest rate swap agreements during 2004.  The swaps consisted of two variable interest rate swap agreements at FPL to protect $500 million of its outstanding 6.875% first mortgage bonds maturing in December 2005 against changes in fair value due to changes in interest rates; several variable interest rate swap agreements at FPL Group Capital to protect $200 million of its outstanding 1 7/8% debentures maturing in March 2005, $500 million of its outstanding 3 1/4% debentures maturing in 2006 and $575 million of its 4.086% debentures maturing in 2007 against changes in fair value due to changes in interest rates; and an interest rate swap agreement whereby an FPL Energy subsidiary receives LIBOR and pays a fixed rate of 3.845% on approximately $30 million of its variable rate debt in order to limit cash flow exposure.

In January 2005, FPL redeemed all 250,000 shares of its $100 par value 4 1/2% preferred stock outstanding at December 31, 2004 (Series A and Series V) and FPL Group Capital redeemed approximately $5 million of 7.35% bonds due 2013.  In February 2005, an FPL Energy subsidiary entered into an interest rate swap to receive LIBOR and pay a fixed rate of 4.255% to hedge approximately $4 million to $6 million through November 2007 and approximately $163 million to $173 million from November 2007 through June 2008.  On February 16, 2005, FPL Group issued 9,270,090 shares of common stock in return for approximately $575 million in proceeds, upon settlement of the stock purchase contracts issued in connection with its Corporate Units issued in February 2002.  In February 2005, subsidiaries of FPL Energy sold $365 million of 5.608% limited-recourse senior secured bonds maturing in March 2024 and $100 million of 6.125% limited-recourse senior secured bonds maturing in March 2019.  See Note 14.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Weighted-average year-to-date interest rate (a)	5.4%	4.9%	4.9%	4.5%
Weighted-average life (years)	8.7	7.3	14.3	13.6
Year-to-date average of floating rate debt to total debt (a)	31%	31%	34%	33%
_____________________
(a)	Calculations include interest rate swaps, if any.

In June 2004, an indirect subsidiary of FPL Group sold a note receivable from a limited partnership of which Olympus is a general partner.  Olympus is an indirect subsidiary of Adelphia.  In June 2002, Adelphia, Olympus and the limited partnership filed for bankruptcy protection under Chapter 11, and the note, which was due July 1, 2002, was in default.  The note receivable, which was previously recorded in other investments on FPL Group's consolidated balance sheet, was sold for its net book value of approximately $127 million, including accrued interest through the date of the commencement of the Chapter 11 proceedings, less related transaction costs which were not significant.  Proceeds from the sale of the note were used to reduce FPL Group Capital's debt.

FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL.  During the first quarter of 2004, FPL Group increased its quarterly dividend on its common stock from $0.60 to $0.62 per share.  During the third quarter of 2004, FPL Group increased its quarterly dividend on its common stock from $0.62 to $0.68 per share.  In February 2005, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.68 to $0.71 per share.  FPL pays dividends to FPL Group in a manner consistent with FPL's long-term targeted capital structure.  In addition in 2002, FPL paid special dividends totaling $375 million to FPL Group.  FPL Group made capital contributions in 2003 and 2002 to FPL of $600 million and $350 million, respectively.  FPL's mortgage contains provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

On February 18, 2005, FPL Group's board of directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005 (2005 stock split).  FPL Group's authorized common stock will increase from 400 million to 800 million shares.  After giving effect to the 2005 stock split, the subsequent quarterly dividend on FPL Group's common stock will be 35.5 cents per share.  The share or per share information included in FPL Group's consolidated financial statements for the year ended December 31, 2004 does not reflect the effect of the 2005 stock split.

Under the mortgage securing FPL's first mortgage bonds, in some cases, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2004, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2004, coverage for the 12 months ended December 31, 2004, would have been in excess of 8.5 times the annual interest requirements and in excess of 5 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2004, FPL could have issued in excess of $5 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.5 billion based on retired first mortgage bonds.  As of December 31, 2004, no cash was deposited with the mortgage trustee for these purposes.

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

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch).  At February 25, 2005, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:
	Moody's (a)	S&P (a)	Fitch (a)

FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (c)
Corporate credit rating	A1	A/A-1	N/A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A/A-1	A+
Commercial paper	P-1	A-1	F1

FPL Group Capital: (d)
Corporate credit rating	N/A	A/A-1	N/A
Debentures	A2	A-	A
Commercial paper	P-1	A-1	F1
_____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated for FPL Group by Moody's, S&P and Fitch is stable, negative and stable, respectively.
(c)	The outlook indicated for FPL by Moody's, S&P and Fitch is stable, negative and stable, respectively.
(d)	The outlook indicated for FPL Group Capital by Moody's, S&P and Fitch is stable, negative and stable, respectively.

FPL Group's commitments at December 31, 2004 were as follows:
	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$665	$266	$129	$323	$335	$4,291	$6,009
FPL Energy	219	211	516	407	122	876	2,351
Corporate and Other	816	1,300	1,186	577	666	932	5,477
Corporate Units	18	2	-	-	-	-	20
Purchase obligations:
FPL (b)	5,090	3,570	2,960	2,415	2,310	7,740	24,085
FPL Energy (c)	447	55	69	52	52	734	1,409
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	7,056	7,056
FPL Energy (f)	1	-	-	-	-	1,625	1,626
Other commitments:
Corporate and Other	75	-	-	-	-	-	75

Total	$7,331	$5,404	$4,860	$3,774	$3,485	$23,254	$48,108

_____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2004 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which is recoverable through various cost recovery clauses (see Note 16 - Contracts), and projected capital expenditures through 2009 to meet increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities (see Note 16 - Commitments).

(c)

Represents firm commitments primarily in connection with natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  See Note 16 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)						At December 31, 2004, FPL had $1,971 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in special use funds.
(f)

At December 31, 2004, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook was $300 million and is included in FPL Group's special use funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At February 11, 2005, FPL Group had standby letters of credit of approximately $464 million ($16 million for FPL) and approximately $4,553 million notional amount of guarantees ($240 million for FPL), of which approximately $4,076 million ($256 million for FPL) have expirations within the next five years.  These guarantees support the buying and selling of wholesale energy commodities, debt related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any losses associated with these guarantees and as a result, at December 31, 2004, FPL Group and FPL did not have any liabilities recorded for these guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 16 - Commitments.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At December 31, 2004, the subsidiary's commitment is estimated to be from $0 to approximately $68 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.  Upon expiration of the commitment, FPL Energy expects to either negotiate a new contract or use any remaining fuel to operate the plant.

During the third quarter of 2004, FPL was impacted by Hurricanes Charley, Frances and Jeanne, each of which did major damage in parts of FPL's service territory and collectively resulted in over 5.4 million customer power outages with approximately three-quarters of FPL's customers losing power during at least one hurricane.  Damage to FPL property was primarily to the transmission and distribution systems.  Although FPL has not completed the final accounting of all restoration costs, FPL accrued restoration costs totaling approximately $890 million as of December 31, 2004.  In addition, based on assessments as of December 31, 2004, FPL estimated it had sustained other property losses totaling approximately $109 million which is expected to be recovered from insurance carriers, of which $20 million has been advanced and the remaining $89 million is included in other current assets on FPL Group's and FPL's consolidated balance sheets.  During the fourth quarter of 2004, all available funds were withdrawn from the storm fund to pay for storm costs.  At December 31, 2004, approximately $352 million was accrued and included in other current liabilities on FPL Group's and FPL's consolidated balance sheets.  At December 31, 2004, storm costs expected to be recoverable from customers exceeded the balance of the storm reserve by approximately $536 million.  This deficiency has been deferred pursuant to an FPSC order and recorded as a regulatory asset on FPL Group's and FPL's consolidated balance sheets.  During February 2005, pursuant to an FPSC order, FPL began recovering storm restoration costs from customers, subject to refund, pending the outcome of a hearing in April 2005 to determine the amount of storm restoration costs that FPL will be allowed to recover from customers.  FPL Group received a $73 million federal tax refund in the fourth quarter of 2004 as a result of casualty losses associated with the hurricanes.  In addition, restoration costs associated with the hurricanes have created a tax loss in 2004, which deferred the utilization of tax credits.  See Note 4.  FPL's bank lines of credit discussed above are also available if needed to provide additional liquidity for storm restoration costs.

New Accounting Rules and Interpretations

Variable Interest Entities - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which was subsequently revised.  See Note 9.

Other Postretirement Benefits - In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  See Note 2.

Stock-Based Compensation - Beginning July 1, 2005, FPL will be required to adopt FAS 123(R), "Share-Based Payment." See Note 1 - Stock-Based Compensation.

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

Accounting for Derivatives and Hedging Activities - FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity contracts, optimize the value of power generation assets and related contracts and manage risks associated with changes in interest rates.  To a lesser extent, FPL Group also engages in limited energy trading activities to take advantage of expected favorable price movements.  These accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.  Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses will be passed through the fuel and capacity clauses.  In non-rate regulated operations, predominantly FPL Energy, changes in derivative fair values are recognized in current earnings, unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge.  For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of common shareholders' equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

Since FAS 133 became effective in 2001, the FASB has discussed and, from time to time, issued implementation guidance related to FAS 133.  In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133.  Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance does not provide specific guidance on all contract issues.  As a result, significant judgment must be used in applying FAS 133 and its interpretations.  The interpretation of FAS 133 continues to evolve.  A result of changes in interpretation could be that contracts that currently are excluded from the provisions of FAS 133 would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement.

During the fourth quarter of 2003, FPL Group and its subsidiaries adopted EITF 03-11, which precluded certain economic hedging transactions at FPL Energy from qualifying for hedge accounting treatment.  Changes in fair value of those transactions are now marked to market and reported in the non-qualifying hedge category and may result in more volatility in the non-qualifying hedge category in the future.  The ongoing changes in accounting guidance relating to derivatives confirm management's belief in the importance of segregating the effects of the unrealized mark-to-market impact of non-qualifying hedges.  Without any change in FPL Group's economic positions or the timing or amounts of future cash flows, a small change in classification of particular transactions can result in significant changes in net income.  This could be significant to FPL Energy's results because often the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically linked transactions.  Because of this, FPL Group's management continues to view results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 3.

Accounting for Pensions and Other Postretirement Benefits - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  In addition to pension benefits, FPL Group sponsors a substantially contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.

FPL Group's pension income net of the cost of other benefits was approximately $81 million, $78 million and $78 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The corresponding amounts allocated to FPL were $63 million, $60 million and $70 million, respectively.  Pension income and the cost of other benefits are included in O&M expenses, and are calculated using a number of actuarial assumptions. Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years, assumed increases in future compensation levels of 4.0% for 2004, 4.5% for 2003 and 5.5% for 2002, and a weighted-average discount rate of 5.50%, 6.00% and 6.25% for 2004, 2003 and 2002, respectively.  Based on current health care costs, the projected 2005 trend assumption used to measure the expected cost of health care benefits covered by the other benefits plan is 9.0%.  The rate is assumed to decrease over the next eight years to the ultimate trend rate of 5.0% and remain at that level thereafter.  In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the market place.  For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.  FPL Group believes that 7.75% is a reasonable long-term rate of return on its plans' assets.  FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

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

Lowering the expected long-term rate of return on plan assets by 0.5% (from 7.75% to 7.25%) would have reduced FPL Group's net income for 2004 by approximately $14 million ($12 million for FPL).  Lowering the discount rate assumption by 0.5% would have decreased FPL Group's net income for 2004 by approximately $6 million ($5 million for FPL).  Raising the salary increase assumption by 0.5% would have decreased FPL Group's net income for 2004 by approximately $2 million ($2 million for FPL).  Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of 1% in assumed health care cost trend rates would have a corresponding effect on the service and interest cost components and the accumulated obligation of other benefits of approximately $1 million and $8 million, respectively.

The fair value of plan assets has increased from $2.7 billion at September 30, 2003 to $2.9 billion at September 30, 2004 for the pension plan and decreased from $54 million at September 30, 2003 to $50 million at September 30, 2004 for other benefits.  Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the qualified pension plan in the near future.  In December 2004, $21 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $28 million for eligible retiree medical expenses on behalf of the other benefits plan during 2005 with substantially all of that amount being reimbursed through a transfer of assets from the qualified pension plan pursuant to the provisions of the Internal Revenue Code.  See Note 2.

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

Nuclear Decommissioning and Fossil Dismantlement - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  The most recent studies, which became effective May 2002, indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is $6.4 billion, or $2.2 billion in 2004 dollars.  FPL plans to file updated nuclear decommissioning studies in 2005.  Beginning January 1, 2003, FPL began recognizing nuclear decommissioning liabilities in accordance with FAS 143, which requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset.  At December 31, 2004, $2,224 million was accrued for nuclear decommissioning, of which $2,013 million was recorded as an ARO, $214 million was recorded as a capitalized net asset related to the ARO, $267 million was recorded as a regulatory liability and $158 million was included in accrued asset removal costs on the consolidated balance sheets.  See Note 1 -  Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 15.

FPL accrues the cost of dismantling its fossil plants over the expected service life of each unit based on studies filed with the FPSC at least every four years.  Unlike nuclear decommissioning, fossil dismantlement costs are not funded.  The most recent studies, which became effective January 1, 2003, indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  The majority of the dismantlement costs are not considered an ARO under FAS 143.  At December 31, 2004, the provision for fossil dismantlement was approximately $291 million and is included in accrued asset removal costs.

FPL Energy records a liability for the present value of Seabrook's expected decommissioning costs in accordance with FAS 143. Comprehensive studies are filed with the New Hampshire Nuclear Decommissioning Financing Committee every four years, with updates provided annually.  These studies indicate that FPL Energy's 88.23% portion of the ultimate cost of decommissioning Seabrook, including costs associated with spent fuel storage, is approximately $1,496 million, or $578 million in 2004 dollars. At December 31, 2004, the ARO for Seabrook's nuclear decommissioning totaled approximately $175 million.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 15.

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

Regulatory Accounting - FPL follows the accounting practices set forth in FAS 71, "Accounting for the Effects of Certain Types of Regulation."  FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.  The continued applicability of FAS 71 is assessed at each reporting period.

FPL's regulatory assets and liabilities are as follows:
	December 31,

	2004	2003

	(millions)
Regulatory assets:
Current:
Deferred clause and franchise expenses	$230	$348
Storm reserve deficiency	$163	$-
Derivatives	$9	$-

Noncurrent:
Storm reserve deficiency	$373	$-
Unamortized loss on reacquired debt	$45	$48
Litigation settlement	$45	$89
Other	$38	$22

Regulatory liabilities:
Current:
Deferred clause and franchise revenues	$30	$48
Derivatives	$-	$93

Noncurrent:
Accrued asset removal costs	$2,012	$1,902
Storm and property insurance reserve	$-	$327
Asset retirement obligation regulatory expense difference	$266	$180
Unamortized investment tax credits	$81	$100
Other	$106	$160

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

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  See Note 3.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments were as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(9)	(1)	12	(57)	(3)	(58)
Effective portion of changes in fair value recorded in OCI	-	-	-	18	-	18
Changes in valuation assumptions	-	-	2	-	-	2 (a)
Changes in fair value excluding reclassification to realized	12	2	(1)	-	85	98

Fair value of contracts outstanding at December 31, 2003	7	1	21	(11)	94	112
Reclassification to realized at settlement of contracts	(15)	(2)	(60)	1	(223)	(299)
Effective portion of changes in fair value recorded in OCI	-	-	-	(99)	-	(99)
Ineffective portion of changes in fair value recorded in earnings	-	-	(7)	-	-	(7)
Changes in fair value excluding reclassification to realized	14	(1)	36	-	120	169

Fair value of contracts outstanding at December 31, 2004	6	(2)	(10)	(109)	(9)	(124)
Net option premium payments (receipts)	-	-	-	-	31	31

Total mark-to-market energy contract net assets (liabilities) at
December 31, 2004	$6	$(2)	$(10)	$(109)	$22	$(93)

_____________________
(a)	Change in valuation assumption from applying volatility skewness (selection of an input assumption among alternatives based on the projected moneyness of the option) in option valuation.

FPL Group's total mark-to-market energy contract net assets (liabilities) at December 31, 2004 shown above are included in the consolidated balance sheets as follows:
December 31, 2004

(millions)

Derivative assets	$107
Other assets	24
Other current liabilities	(114)
Other liabilities	(110)

FPL Group's total mark-to-market energy contract net liabilities	$(93)

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2004 were as follows:

	Maturity

	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$(12)	$(2)	$-	$-	$-	$-	$(14)
Prices provided by other external sources	21	2	-	1	1	-	25
Modeled	(6)	-	-	-	-	1	(5)

Total	3	-	-	1	1	1	6

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	(6)	-	-	-	-	-	(6)
Prices provided by other external sources	4	-	-	-	-	-	4
Modeled	-	-	-	-	-	-	-

Total	(2)	-	-	-	-	-	(2)

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	3	1	-	-	-	-	4
Prices provided by other external sources	5	(2)	(1)	-	-	-	2
Modeled	5	(5)	(3)	(3)	(3)	(7)	(16)

Total	13	(6)	(4)	(3)	(3)	(7)	(10)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	(2)	-	-	-	-	-	(2)
Prices provided by other external sources	(30)	(27)	(25)	(4)	-	-	(86)
Modeled	(11)	(4)	(3)	(2)	(1)	-	(21)

Total	(43)	(31)	(28)	(6)	(1)	-	(109)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	(8)	-	-	-	-	-	(8)
Prices provided by other external sources	(1)	-	-	-	-	-	(1)
Modeled	-	-	-	-	-	-	-

Total	(9)	-	-	-	-	-	(9)

Total sources of fair value	$(38)	$(37)	$(32)	$(8)	$(3)	$(6)	$(124)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2004 and 2003, the VaR figures are as follows:
	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2003	$-	$-	$-	$25	$5	$26	$25	$4	$26
December 31, 2004	$-	$-	$-	$55	$12	$48	$55	$15	$47

Average for the period ended
December 31, 2004	$-	$1	$1	$29	$6	$25	$29	$8	$25
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	December 31, 2004			December 31, 2003

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$9,247	$9,611	(a)	$9,090	$9,548	(a)
Fixed income securities:
Special use funds	$1,219	$1,219	(b)	$1,316	$1,316	(b)
Other investments	$72	$72	(b)	$57	$57	(b)
Interest rate swaps - net unrealized loss	$(11)	$(11	)(c)	$(10)	$(10	)(c)

FPL:
Long-term debt, including current maturities	$3,311	$3,438	(a)	$3,074	$3,193	(a)
Fixed income securities:
Special use funds	$1,081	$1,081	(b)	$1,188	1,188	(b)
Interest rate swaps - net unrealized loss	$(2)	$(2	)(c)	$-	$-
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  At December 31, 2004, the special use funds set aside to cover the cost of storm damage for FPL were fully utilized.  A portion of the special use funds is invested in fixed income debt securities carried at their market value.  Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012.  See Note 10.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure. Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2004, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL:
	$250	April 2004	December 2005	variable	(a)	6.875%	$(1)
	$250	May 2004	December 2005	variable	(b)	6.875%	(1)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(c)	7.625%	(3)
	$150	July 2003	September 2006	variable	(d)	7.625%	(3)
	$200	January 2004	March 2005	variable	(e)	1.875%	(1)
	$195	October 2004	April 2006	variable	(f)	3.250%	(1)
	$55	October 2004	April 2006	variable	(g)	3.250%	-
	$195	October 2004	April 2006	variable	(h)	3.250%	(1)
	$55	October 2004	April 2006	variable	(i)	3.250%	-
	$300	November 2004	February 2007	variable	(j)	4.086%	-
	$275	December 2004	February 2007	variable	(k)	4.086%	1

Total fair value hedges							(10)

Cash flow hedges - FPL Energy:
	$96	July 2002	December 2007	4.41%		variable (l)	(2)
	$195	August 2003	November 2007	3.557%		variable (l)	-
	$92	December 2003	December 2017	4.245%		variable (l)	-
	$30	April 2004	December 2017	3.845%		Variable (l)	1

Total cash flow hedges							(1)

Total interest rate hedges							$(11)

_____________________
(a)	Six-month LIBOR plus 3.7285%
(b)	Six-month LIBOR plus 3.6800%
(c)	Six-month LIBOR plus 4.9900%
(d)	Six-month LIBOR plus 4.9925%
(e)	Six-month LIBOR less 0.1375%
(f)	Six-month LIBOR plus 0.0153%
(g)	Six-month LIBOR plus 0.0100%
(h)	Six-month LIBOR plus 0.1500%
(i)	Six-month LIBOR plus 0.1525%
(j)	Three-month LIBOR plus 0.50577%
(k)	Three-month LIBOR plus 0.4025%
(l)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $203 million ($90 million for FPL) at December 31, 2004.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $1,051 million and $926 million ($890 million and $781 million for FPL) at December 31, 2004 and 2003, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $105 million ($89 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at December 31, 2004.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2004, approximately 99% of FPL Group's and 96% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have at least investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

FPL Group, Inc.'s (FPL Group) and Florida Power & Light Company's (FPL) management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, we, along with all other members of management, maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived.  In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of FPL Group and its subsidiaries are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements.  In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties.  Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The system of internal accounting control is supported by written policies and guidelines, the selection and training of qualified employees, an organizational structure that provides an appropriate division of responsibility and a program of internal auditing.  FPL Group's written policies include a Code of Business Conduct & Ethics that states management's policy on conflict of interest and ethical conduct. Compliance with the Code of Business Conduct & Ethics is confirmed annually by key personnel.

The Board of Directors pursues its oversight responsibility for financial reporting and accounting through its Audit Committee. This Committee, which is comprised entirely of outside directors, meets regularly with management, the internal auditors and the independent auditors to make inquiries as to the manner in which the responsibilities of each are being discharged.  The independent auditors and the internal audit staff have free access to the Committee without management's presence to discuss auditing, internal accounting control and financial reporting matters.

Management assessed the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework and also the standards of the Public Company Accounting Oversight Board. Based on this assessment, management believes that FPL Group's and FPL's internal control over financial reporting was effective as of December 31, 2004.

FPL Group's and FPL's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on FPL Group's and FPL's consolidated financial statements and an opinion on FPL Group's and FPL's internal control over financial reporting.  Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions. FPL Group's and FPL's independent registered public accounting firm has issued an attestation report on management's assessment of FPL Group's and FPL's internal control over financial reporting. That report appears on the following page.
LEWIS HAY, III	MORAY P. DEWHURST

Lewis Hay, III Chairman, President and Chief Executive Officer of FPL Group and Chairman and Chief Executive Officer of FPL	Moray P. Dewhurst Vice President, Finance and Chief Financial Officer of FPL Group and Senior Vice President, Finance and Chief Financial Officer of FPL

K. MICHAEL DAVIS

K. Michael Davis Controller and Chief Accounting Officer of FPL Group and Vice President, Accounting, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

  FPL Group, Inc. and Florida Power & Light Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that FPL Group, Inc. and subsidiaries (FPL Group) and Florida Power & Light Company and subsidiaries (FPL) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The respective company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of FPL Group's and FPL's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audits included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that FPL Group and FPL maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, FPL Group and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of FPL Group and FPL and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

  FPL Group, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries (FPL Group) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2004 and 2003, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the respective company's management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group and the financial position of FPL at December 31, 2004 and 2003, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, in 2003 FPL Group and FPL changed their method of accounting for special-purpose entities to conform to FASB Interpretation No. 46, as revised.  Also as discussed in Note 15 to the consolidated financial statements, in 2003 FPL Group and FPL changed their method of accounting for asset retirement obligations to conform to Statement of Financial Accounting Standards No. 143.

As discussed in Note 5 to the consolidated financial statements, in 2002 FPL Group changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of FPL Group's and FPL's internal control over financial reporting and an unqualified opinion on the effectiveness of FPL Group's and FPL's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
February 24, 2005

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts)
	Years Ended December 31,

	2004	2003	2002

OPERATING REVENUES	$10,522	$9,630	$8,173

OPERATING EXPENSES
Fuel, purchased power and interchange	5,217	4,539	3,576
Other operations and maintenance	1,672	1,626	1,492
Restructuring and impairment charges	81	-	207
Depreciation and amortization	1,198	1,105	952
Taxes other than income taxes	882	829	721

Total operating expenses	9,050	8,099	6,948

OPERATING INCOME	1,472	1,531	1,225

OTHER INCOME (DEDUCTIONS)
Interest charges	(489)	(379)	(311)
Preferred stock dividends - FPL	-	(13)	(15)
Loss on redemption of preferred stock - FPL	-	(9)	-
Reserve for leveraged leases	-	-	(48)
Equity in earnings of equity method investees	94	89	76
Allowance for equity funds used during construction	37	14	-
Other - net	40	28	12

Total other deductions - net	(318)	(270)	(286)

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	1,154	1,261	939

INCOME TAXES	267	368	244

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES	887	893	695

Cumulative effect of CHANGES IN ACCOUNTING PRINCIPLES
FAS 142, "Goodwill and Other Intangible Assets," net of income
taxes of $143	-	-	(222)
FASB Interpretation No. 46, "Consolidation of Variable Interest
Entities," net of income taxes of $2	-	(3)	-

NET INCOME	$887	$890	$473

Earnings per share of common stock: (a)
Earnings per share before cumulative effect of changes in accounting principles	$4.95	$5.03	$4.02
Cumulative effect of changes in accounting principles	$-	$(0.02)	$(1.28)
Earnings per share	$4.95	$5.01	$2.74

Earnings per share of common stock - assuming dilution: (a)
Earnings per share before cumulative effect of changes in accounting principles	$4.91	$5.02	$4.01
Cumulative effect of changes in accounting principles	$-	$(0.02)	$(1.28)
Earnings per share	$4.91	$5.00	$2.73

Dividends per share of common stock (a)	$2.60	$2.40	$2.32

Weighted-average number of common shares outstanding: (a)
Basic	179.3	177.5	172.9
Assuming dilution	180.8	178.2	173.3
_____________________
(a)	The per share and share information does not reflect the effect of the two-for-one stock split effective March 15, 2005. See Note 12 - Earnings Per Share.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2004	2003

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$29,721	$28,445
Nuclear fuel	504	463
Construction work in progress	1,495	1,364
Less accumulated depreciation and amortization	(10,494)	(9,975)

Total property, plant and equipment - net	21,226	20,297

CURRENT ASSETS
Cash and cash equivalents	225	129
Customer receivables, net of allowances of $37 and $25, respectively	785	809
Other receivables	259	379
Materials, supplies and fossil fuel inventory - at average cost	394	458
Regulatory assets:
Deferred clause and franchise expenses	230	348
Storm reserve deficiency	163	-
Derivatives	9	-
Derivative assets	110	188
Other	352	159

Total current assets	2,527	2,470

OTHER ASSETS
Special use funds	2,271	2,248
Other investments	740	810
Regulatory assets:
Storm reserve deficiency	373	-
Unamortized loss on reacquired debt	45	48
Litigation settlement	45	89
Other	38	22
Other	1,068	951

Total other assets	4,580	4,168

TOTAL ASSETS	$28,333	$26,935

CAPITALIZATION
Common shareholders' equity	$7,537	$6,967
Preferred stock of FPL without sinking fund requirements	-	5
Long-term debt	8,027	8,723

Total capitalization	15,564	15,695

CURRENT LIABILITIES
Commercial paper	492	708
Notes payable	-	212
Current maturities of long-term debt and preferred stock	1,225	367
Accounts payable	762	542
Customers' deposits	400	357
Accrued interest and taxes	227	226
Regulatory liabilities:
Deferred clause and franchise revenues	30	48
Derivatives	-	93
Other	1,112	852

Total current liabilities	4,248	3,405

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,207	2,086
Accumulated deferred income taxes	2,685	2,103
Regulatory liabilities:
Accrued asset removal costs	2,012	1,902
Storm and property insurance reserve	-	327
Asset retirement obligation regulatory expense difference	266	180
Unamortized investment tax credits	81	100
Other	106	160
Other	1,164	977

Total other liabilities and deferred credits	8,521	7,835

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$28,333	$26,935

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$887	$890	$473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,153	1,060	908
Nuclear fuel amortization	93	58	-
Cumulative effect of changes in accounting principles	-	5	365
Storm-related costs of FPL, net of insurance advances	(627)	-	-
Restructuring and impairment charges	33	-	207
Deferred income taxes and related regulatory credit	428	588	219
Cost recovery clauses and franchise fees	144	(186)	135
Equity in earnings of equity method investees	(94)	(89)	(76)
Distribution of earnings from equity method investees	83	68	96
Changes in operating assets and liabilities:
Restricted cash	24	(22)	232
Customer receivables	23	(161)	(6)
Other receivables	16	2	15
Material, supplies and fossil fuel inventory	29	1	(56)
Other current assets	(10)	(18)	(86)
Deferred pension cost	(101)	(123)	(63)
Accounts payable	220	104	(15)
Customers' deposits	42	41	31
Income taxes	108	(142)	(95)
Interest and other taxes	(2)	57	9
Other current liabilities	80	90	2
Other liabilities	65	(55)	(32)
Other - net	56	86	75

Net cash provided by operating activities	2,650	2,254	2,338

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,394)	(1,383)	(1,256)
Nuclear fuel purchases	(141)	(42)	-
Independent power investments	(476)	(1,461)	(2,103)
Sale of independent power investments	93	-	-
Capital expenditures of FPL FiberNet, LLC	(6)	(8)	(21)
Contributions to special use funds	(148)	(173)	(86)
Reimbursements from special use funds	218	-	-
Sale of Olympus note receivable	126	-	-
Funding of secured loan	(128)	(47)	-
Other - net	(16)	25	199

Net cash used in investing activities	(1,872)	(3,089)	(3,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	569	2,995	1,770
Retirements of long-term debt	(432)	(431)	(797)
Retirements of preferred stock - FPL	-	(228)	-
Net change in short-term debt	(423)	(1,238)	214
Issuances of common stock	110	73	378
Dividends on common stock	(467)	(425)	(400)
Other - net	(39)	(48)	(52)

Net cash provided by (used in) financing activities	(682)	698	1,113

Net increase (decrease) in cash and cash equivalents	96	(137)	184
Cash and cash equivalents at beginning of year	129	266	82

Cash and cash equivalents at end of year	$225	$129	$266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$460	$342	$311
Cash received for income taxes - net	$254	$77	$9

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$-	$41	$74
Accrual for premium on publicly-traded equity units known as Corporate Units	$-	$-	$111
Additions to debt through the adoption of FIN 46	$-	$515	$-
Additions to property, plant and equipment - net through the adoption of FIN 46	$-	$346	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (millions)
	Common Stock (a)

	Shares		Aggregate Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss) (b)	Retained Earnings	Common Shareholders' Equity

Balances, December 31, 2001	176		$2	$3,025	$(211)	$(8)	$3,207
Net income	-		-	-	-	-	473
Issuances of common stock,
net of issuance cost of $10	7		-	378	-	-	-
Exercise of stock options and other
incentive plan activity	-		-	5	-	-	-
Dividends on common stock	-		-	-	-	-	(400)
Earned compensation under ESOP	-		-	16	16	-	-
Premium on publicly-traded equity units
known as Corporate Units	-		-	(111)	-	-	-
Unamortized issuance cost on publicly-
traded equity units known as
Corporate Units	-		-	(29)	-	-	-
Other comprehensive income	-		-	-	-	24	-
Other	-		-	-	3	-	-

Balances, December 31, 2002	183	(c)	2	3,284	(192)	16	3,280	$6,390

Net income	-		-	-	-	-	890
Issuances of common stock, net of
issuance cost of less than $1	1		-	73	-	-	-
Exercise of stock options and other
incentive plan activity	-		-	20	-	-	-
Dividends on common stock	-		-	-	-	-	(425)
Earned compensation under ESOP	-		-	18	16	-	-
Other comprehensive loss	-		-	-	-	(12)	-
Other	-		-	2	(5)	-	-

Balances, December 31, 2003	184	(c)	2	3,397	(181)	4	3,745	$6,967

Net income	-		-	-	-	-	887
Issuances of common stock, net of
issuance cost of less than $1	1		-	83	-	-	-
Exercise of stock options and other
incentive plan activity	1		-	77	-	-	-
Dividends on common stock	-		-	-	-	-	(467)
Earned compensation under ESOP	-		-	21	16	-	-
Other comprehensive loss	-		-	-	-	(50)	-
Other	-		-	1	2	-	-

Balances, December 31, 2004	186	(c)	$2	$3,579	$(163)	$(46)	$4,165	$7,537

_____________________
(a)

$0.01 par value, authorized - 400,000,000 shares at December 31, 2004 and 300,000,000 shares at December 31, 2003 and 2002; outstanding 186,175,878, 184,264,127 and 182,754,905 at December 31, 2004, 2003 and 2002, respectively.  The share information does not reflect the effect of the two-for-one stock split effective March 15, 2005.  See Note  12 - Earnings Per Share.

(b)						Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $837 million, $878 million and $497 million for 2004, 2003 and 2002, respectively.
(c)						Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled approximately 5 million, 6 million and 6 million at December 31, 2004, 2003 and 2002, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (millions)
	Years Ended December 31,

	2004	2003	2002

OPERATING REVENUES	$8,734	$8,293	$7,378

OPERATING EXPENSES
Fuel, purchased power and interchange	4,467	4,047	3,306
Other operations and maintenance	1,228	1,250	1,225
Depreciation and amortization	915	898	831
Taxes other than income taxes	809	769	690

Total operating expenses	7,419	6,964	6,052

OPERATING INCOME	1,315	1,329	1,326

OTHER INCOME (DEDUCTIONS)
Interest charges	(183)	(173)	(166)
Allowance for equity funds used during construction	37	14	-
Other - net	(10)	(12)	(15)

Total other deductions - net	(156)	(171)	(181)

INCOME BEFORE INCOME TAXES	1,159	1,158	1,145

INCOME TAXES	409	403	413

NET INCOME	750	755	732

PREFERRED STOCK DIVIDENDS	1	13	15

LOSS ON REDEMPTION OF PREFERRED STOCK	-	9	-

NET INCOME AVAILABLE TO FPL GROUP	$749	$733	$717

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2004	2003

ELECTRIC UTILITY PLANT
Plant in service	$21,860	$21,368
Nuclear fuel	370	380
Construction work in progress	1,285	741
Less accumulated depreciation and amortization	(9,467)	(9,237)

Electric utility plant - net	14,048	13,252

CURRENT ASSETS
Cash and cash equivalents	65	4
Customer receivables, net of allowances of $18 and $11, respectively	585	636
Other receivables	216	151
Materials, supplies and fossil fuel inventory - at average cost	315	355
Regulatory assets:
Deferred clause and franchise expenses	230	348
Storm reserve deficiency	163	-
Derivatives	9	-
Derivative assets	26	130
Other	146	49

Total current assets	1,755	1,673

OTHER ASSETS
Special use funds	1,971	1,974
Other investments	8	9
Regulatory assets:
Storm reserve deficiency	373	-
Unamortized loss on reacquired debt	45	48
Litigation settlement	45	89
Other	38	22
Other	831	750

Total other assets	3,311	2,892

TOTAL ASSETS	$19,114	$17,817

CAPITALIZATION
Common shareholder's equity	$6,150	$6,004
Preferred stock without sinking fund requirements	-	5
Long-term debt	2,813	3,074

Total capitalization	8,963	9,083

CURRENT LIABILITIES
Commercial paper	492	630
Current maturities of long-term debt and preferred stock	523	-
Accounts payable	606	435
Customers' deposits	388	346
Accrued interest and taxes	158	160
Regulatory liabilities:
Deferred clause and franchise revenues	30	48
Derivatives	-	93
Other	826	482

Total current liabilities	3,023	2,194

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,015	1,908
Accumulated deferred income taxes	1,949	1,356
Regulatory liabilities:
Accrued asset removal costs	2,012	1,902
Storm and property insurance reserve	-	327
Asset retirement obligation regulatory expense difference	266	180
Unamortized investment tax credits	81	100
Other	106	160
Other	699	607

Total other liabilities and deferred credits	7,128	6,540

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$19,114	$17,817

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$750	$755	$732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	870	853	787
Nuclear fuel amortization	66	33	-
Storm-related costs, net of insurance advances	(627)	-	-
Deferred income taxes and related regulatory credit	553	172	330
Cost recovery clauses and franchise fees	144	(186)	135
Changes in operating assets and liabilities:
Customer receivables	51	(132)	43
Other receivables	(5)	(2)	(8)
Material, supplies and fossil fuel inventory	39	(6)	(84)
Other current assets	(8)	(10)	(2)
Deferred pension cost	(78)	(99)	(100)
Accounts payable	171	84	(61)
Customers' deposits	42	30	31
Income taxes	(61)	(52)	(79)
Interest and other taxes	(1)	29	(9)
Other current liabilities	27	74	(41)
Other liabilities	33	(27)	125
Other - net	(18)	41	7

Net cash provided by operating activities	1,948	1,557	1,806

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,394)	(1,383)	(1,256)
Nuclear fuel purchases	(90)	(26)	-
Contributions to special use funds	(134)	(157)	(84)
Reimbursements from special use funds	218	-	-
Other - net	-	1	7

Net cash used in investing activities	(1,400)	(1,565)	(1,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	236	877	593
Retirements of long-term debt	-	(388)	(765)
Issuances of preferred stock	20	-	-
Retirements of preferred stock	-	(228)	-
Net change in short-term debt	(139)	(121)	490
Capital contributions from FPL Group	-	600	350
Dividends	(604)	(728)	(1,142)

Net cash provided by (used in) financing activities	(487)	12	(474)

Net increase (decrease) in cash and cash equivalents	61	4	(1)
Cash and cash equivalents at beginning of year	4	-	1

Cash and cash equivalents at end of year	$65	$4	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$167	$155	$174
Cash paid (received) for income taxes - net	$(60)	$292	$188

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$-	$41	$74
Additions to debt through the adoption of FIN 46	$-	$164	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY (millions)
	Common Stock (a)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (b)		Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2001	$1,373	$3,366	$-		$705
Net income available to FPL Group	-	-	-		717
Capital contributions from FPL Group	-	350	-		-
Dividends to FPL Group	-	-	-		(1,127)
Other comprehensive loss	-	-	(2)	(c)	-

Balances, December 31, 2002	1,373	3,716	(2)		295	$5,382

Net income available to FPL Group	-	-	-		733
Capital contributions from FPL Group	-	600	-		-
Dividends to FPL Group	-	-	-		(715)
Other comprehensive income	-	-	2	(c)	-
Other	-	2	-		-

Balances, December 31, 2003	1,373	4,318	-		313	$6,004

Net income available to FPL Group	-	-	-		749
Dividends to FPL Group	-	-	-		(603)

Balances, December 31, 2004	$1,373	$4,318	$-		$459	$6,150

_____________________
(a)		Common stock, no par value, 1,000 shares authorized, issued and outstanding.
(b)		Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $749 million, $735 million and $715 million for 2004, 2003 and 2002, respectively.
(c)		Minimum supplemental employee retirement plan liability adjustment.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary FPL Energy, LLC (FPL Energy).  FPL, a rate-regulated public utility, supplies electric service to approximately 4.2 million customer accounts throughout most of the east and lower west coasts of Florida.  FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

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

During 2004, in order to comply with a U.S. Nuclear Regulatory Commission (NRC) order, FPL incurred additional cost to modify its security systems at its St. Lucie and Turkey Point nuclear units.  As of December 31, 2004, $25 million of these costs had been incurred and deferred pursuant to an FPSC order and recorded as a regulatory asset on FPL Group's and FPL's consolidated financial statements (included in regulatory assets - other).  Interest on the regulatory asset began to accrue on January 1, 2005 at a currently approved rate of 7.29%.  For 2005, FPL will reduce the regulatory asset by the amount of any reduction in the annual decommissioning accrual approved by the FPSC.  FPL intends to file an updated decommissioning study during 2005.  Any remaining balance as of January 1, 2006, will be amortized over a five-year period and would be included in depreciation expense unless a disposition occurs through a base rate or other regulatory proceeding.

In 2000, a bankruptcy court approved a $222.5 million settlement of a contract dispute between FPL and two qualifying facilities.  As approved by the FPSC, FPL is recovering the cost of the settlement through the fuel and purchased power cost recovery clause (fuel clause) and capacity cost recovery clause (capacity clause) over a five-year period which began January 1, 2002.  The settlement cost is included in deferred clause and franchise expenses and litigation settlement on FPL Group's and FPL's consolidated balance sheets.

If FPL were no longer subject to cost-based rate regulation, the regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  The continued applicability of FAS 71 is assessed at each reporting period.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to $135 million and $133 million at December 31, 2004 and 2003, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees and gross receipts taxes.  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in rates charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes, respectively, on FPL Group's and FPL's consolidated statements of income and were approximately $558 million, $527 million and $471 million in 2004, 2003 and 2002, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group's and FPL's consolidated balance sheets.  FPL Energy's revenue is recorded as electricity is delivered, which is when revenue is earned.

In 2002, the FPSC approved a rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005.  The agreement includes a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%.  The revenue sharing thresholds specified in the rate agreement are as follows:
	Years Ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund was limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the rate agreement, FPL does not have an authorized regulatory return on common equity (ROE) range for the purpose of addressing earnings levels.  However, FPL continues to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the rate agreement, FPL may petition the FPSC to amend its base rates.  The rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates.

Under the rate agreement, the accrual for the refund associated with the revenue sharing mechanism is computed monthly for each twelve-month period of the rate agreement.  At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the threshold will be exceeded.  If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest.  In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount.  Under the rate agreement, the annual refund (including interest) is paid to customers as a credit to their February electric bill.  At December 31, 2004, there was no accrual for the revenue refund.  At December 31, 2003, the accrual for the revenue refund was approximately $3 million.

On January 21, 2005, FPL notified the FPSC that it intends to initiate a base rate proceeding in March 2005.  Although FPL has not finalized its 2006 and 2007 revenue requirements, it expects to request a $400 million to $450 million annual increase in base rates beginning on January 1, 2006 and an additional annual base rate increase of approximately $130 million in mid-2007 to cover the costs associated with the 1,150 mw natural gas-fired unit at Turkey Point expected to be placed in service in mid-2007.  Hearings on the base rate proceeding are expected during the third quarter of 2005 and a final decision is expected by the end of 2005.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2004, the electric generating, transmission, distribution and general facilities of FPL represented approximately 43%, 13%, 37% and 7%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of FPL Energy's generating facilities are encumbered by liens against their assets securing various financings.  The total balance of FPL Energy's assets serving as collateral was approximately $3.5 billion at December 31, 2004.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning of Nuclear Plant and Dismantlement of Fossil Plant).  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years; however, the rate agreement requires FPL to continue to depreciate its electric property based on rates approved in April 1999 that became effective January 1, 1998.  The weighted annual composite depreciation rate for FPL's electric plant in service, including intangible software, but excluding the effects of decommissioning and dismantlement, was approximately 4.2%, 4.3% and 4.4% for 2004, 2003 and 2002, respectively.  Further, these rates exclude the depreciation adjustments discussed below.  FPL Energy's electric plants in service less salvage value are depreciated using the straight-line method over their estimated useful lives.  FPL Energy's effective depreciation rates were 3.9%, 3.9% and 4.0% for 2004, 2003 and 2002, respectively.

Under the rate agreement (see Revenues and Rates), depreciation was and will be reduced on FPL's plant in service by $125 million in each year 2002 through 2005. These depreciation adjustments are included in earnings and will be allocated to the appropriate assets when FPL files its comprehensive depreciation studies at the end of 2005.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units.  Beginning July 1, 2003, the lessor was consolidated by FPL as a result of adopting the Financial Accounting Standards Board's (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities."  See Note 9 - FPL.  For ratemaking purposes, these leases are treated similar to operating leases.  For financial reporting, prior to July 1, 2003, these leases were recorded as capital leases.  Nuclear fuel lease expense was $31 million for the six months ended June 30, 2003 and $71 million in 2002.  Included in this expense was an interest component of $1 million for the six months ended June 30, 2003 and $3 million for 2002.  Until July 1, 2003, the lease payments were charged to fuel expense on a unit of production method.  Beginning July 1, 2003, the cost of nuclear fuel was capitalized and is being amortized to fuel expense on a unit of production method except for the interest component, which is recorded as interest expense.  These charges, as well as a charge for spent nuclear fuel, are recovered through the fuel clause.  FPL makes quarterly payments to the lessor for the lease commitments.  Under certain circumstances of lease termination, the associated debt ($170 million at December 31, 2004), which was recorded in commercial paper and long-term debt on FPL Group's and FPL's consolidated balance sheets, would become due.

Seabrook Station (Seabrook) has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel.  See Note 16 - Contracts.  Seabrook's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  The FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  The FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2004 and 2003, AFUDC was capitalized at a rate of 7.29% and 7.84%, respectively, and amounted to approximately $48 million and $18 million, respectively.  See Note 16 - Commitments.

FPL's construction work in progress at December 31, 2004 is primarily attributable to the addition of combined cycle generation at its Martin and Manatee sites.  Included in construction work in progress are construction materials, progress payments on turbine generators, third party engineering costs and other costs directly associated with the construction of a project.  Upon commencement of plant operation, these costs are transferred to electric utility plant in service.  At December 31, 2004 and 2003, FPL recorded approximately $135 million and $111 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's and FPL's consolidated balance sheets.

FPL Energy capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant.  At December 31, 2004 and 2003, FPL Energy's capitalized development costs totaled approximately $15 million and $9 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets.  These costs include professional services, permits and other third party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when the development of a project is no longer probable.  See Note 6 - 2002 - FPL Energy.  In addition to capitalized development costs, FPL Energy capitalizes interest on its construction projects.  Interest capitalized on construction projects amounted to $43 million, $83 million and $90 million during 2004, 2003 and 2002, respectively.  FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.

FPL Energy's construction work in progress includes construction materials, prepayments on turbine generators, third party engineering costs, interest and other costs directly associated with the construction and development of the project.  Upon commencement of plant operation, these costs are transferred to electric utility plant in service and other property.  At December 31, 2004 and 2003, FPL Energy recorded approximately $55 million and $174 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's consolidated balance sheets.

Asset Retirement Obligations - Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations."  See Note 15.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - Following are the components of FPL Group's and FPL's decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs:
	FPL

	Nuclear Decommissioning				Fossil Dismantlement				Interim Removal Costs				FPL Energy		FPL Group

	December 31,				December 31,				December 31,				December 31,		December 31,

	2004		2003		2004		2003		2004		2003		2004	2003	2004	2003

	(millions)

Asset retirement obligations (ARO)	$2,013		$1,907		$2		$1		$-		$-		$192	$178	$2,207	$2,086
Less capitalized ARO asset net of
accumulated depreciation	214		222		1		1		-		-		-	-	215	223
Accrued asset removal costs (a)	158		143		291		274		1,563		1,485		-	-	2,012	1,902
Asset retirement obligation regulatory
expense difference (a)	267		181		(1)		(1)		-		-		-	-	266	180

Accrued decommissioning,
dismantlement and other accrued
asset removal costs	$2,224	(b)	$2,009	(b)	$291	(b)	$273	(b)	$1,563	(b)	$1,485	(b)	$192	$178	$4,270	$3,945

_____________________
(a)	Regulatory liability on FPL Group's and FPL's consolidated balance sheets.
(b)	Represents total amount accrued for ratemaking purposes.

FPL - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear and fossil plants over the expected service life of each unit based on nuclear decommissioning and fossil dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the remaining life of the related assets based on depreciation studies approved by the FPSC.  Beginning January 1, 2003, FPL began recognizing decommissioning and dismantlement liabilities for financial reporting purposes in accordance with FAS 143, which requires that a liability for the fair value of an ARO be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset.  Any differences between expense recognized under FAS 143 and the amount recoverable through rates is deferred in accordance with FAS 71.  See Electric Plant, Depreciation and Amortization and Note 15.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL plans to file updated nuclear decommissioning studies in 2005.  FPL's latest nuclear decommissioning studies became effective in May 2002 and provide for an annual decommissioning expense accrual of $79 million.  These studies assume prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively, when the original operating licenses are to expire.  Current plans, which are consistent with the term of the original operating licenses, call for St. Lucie Unit No. 1 to be mothballed beginning in 2016, with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $6.4 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2004 dollars, is estimated by the studies to aggregate $2.2 billion.

During 2004, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $106 million related to ARO accretion expense, approximately $8 million related to depreciation of the capitalized ARO asset, approximately $6 million related to the non-legal obligation included in accrued asset removal costs and an approximate $41 million credit to adjust the total accrual to the $79 million approved by the FPSC for decommissioning expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2003, FPL recognized approximately $101 million related to ARO accretion expense, approximately $8 million related to depreciation of the capitalized ARO asset, approximately $6 million related to the non-legal obligation included in accrued asset removal costs and an approximate $36 million credit to adjust the total accrual to the $79 million approved by the FPSC for decommissioning expense.  During 2002, FPL accrued decommissioning expense of approximately $81 million, which is included in depreciation and amortization expense.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL.  Consistent with regulatory treatment, securities held in the decommissioning funds are carried at market value with market adjustments, including any other-than-temporary impairment losses, resulting in a corresponding adjustment to the related liability accounts.  See Note 10 - Special Use Funds.  Contributions to the funds are based on current period decommissioning expense.  Additionally, fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income and an offsetting expense is recorded to reflect a corresponding increase in the related liability accounts.  As a result, there is no effect on net income.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years.  FPL's latest fossil fuel plant dismantlement studies became effective January 1, 2003 and increased the annual expense from $16 million to $19 million.  The studies indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  FPL recognized fossil dismantlement expense of approximately $19 million in each of 2004 and 2003 and $16 million in 2002, which is included in depreciation and amortization expense.

FPL Energy - FPL Energy also records a nuclear decommissioning liability for Seabrook in accordance with FAS 143, representing the fair value of its ultimate decommissioning liability as determined by an independent study.  The liability is being accreted using the interest method over an assumed license extension period that runs through 2050.  In 2004 and 2003, FPL Energy recorded approximately $12 million and $11 million of accretion expense, respectively, related to Seabrook's nuclear decommissioning liability, which is included in depreciation and amortization expense on FPL Group's consolidated statements of income.  See Electric Plant, Depreciation and Amortization and Note 15.

Seabrook's current decommissioning funding plan is based on a funding date of 2026.  The funding plan is based on a comprehensive nuclear decommissioning study reviewed by the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 2003 and is effective for four years.  This study assumes that Seabrook would begin decommissioning in 2026 and that FPL Energy's 88.23% portion of the ultimate cost of decommissioning Seabrook, including costs associated with spent fuel storage, is $1,496 million, or $578 million expressed in 2004 dollars.  At December 31, 2004 and 2003, FPL Energy had an ARO related to nuclear decommissioning of $175 million and $163 million, respectively.  FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook is included in FPL Group's special use funds.  Marketable securities held in the decommissioning fund are classified as available for sale and are carried at market value with market adjustments resulting in a corresponding adjustment to other comprehensive income.  Any unrealized losses associated with marketable securities that are determined to be other-than-temporarily impaired would be recognized as an expense in FPL Group's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  See Note 10 - Special Use Funds.

Accrual for Major Maintenance Costs - Consistent with regulatory treatment, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  The estimated costs for inspection and repair of FPL's four reactor vessel heads are deferred and amortized on a levelized basis over a five-year period beginning in 2002.  The accrued liability for nuclear maintenance costs, including those for the reactor vessel heads, at December 31, 2004 totaled $73 million and is included in other liabilities.  The accrued liability for nuclear maintenance costs, including those for the reactor vessel heads, at December 31, 2003 totaled $52 million and is included in other current liabilities and other liabilities.  Any difference between the estimated and actual costs is included in O&M expenses when known.

FPL Energy's estimated major maintenance costs for each generating unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  The accrued liability for FPL Energy's major maintenance costs totaled $83 million and $41 million at December 31, 2004 and 2003, respectively, and is included in other liabilities.  Any difference between the estimated and actual costs is included in O&M expenses when known.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2004 and 2003, FPL Group had approximately $56 million and $76 million, respectively, of restricted cash included in other current assets on FPL Group's consolidated balance sheets, essentially all of which is restricted for debt service payments, construction liabilities and O&M expenses.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is determined by multiplying the previous six months of revenues by a bad debt percentage, which represents an average of the past two years' actual write-offs.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  FPL Energy regularly reviews collectibility of its receivables and establishes a provision for losses when necessary using the specific identification method.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  FPL Energy's materials, supplies and oil and gas inventories are carried at the lower of weighted-average cost or market.

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

Storm Fund and Storm Reserve Deficiency - The storm and property insurance reserve fund (storm fund) provides coverage toward FPL's storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants.  Securities held in the fund are carried at market value with market adjustments, including any other-than-temporary impairment losses, resulting in a corresponding adjustment to the storm and property insurance reserve (storm reserve).  See Note 10 and Note 16 - Insurance.  Fund earnings, net of taxes, are reinvested in the fund.  Earnings are recognized as income and an offsetting expense is recorded to reflect a corresponding increase in the storm reserve.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

During the third quarter of 2004, FPL was impacted by Hurricanes Charley, Frances and Jeanne, each of which did major damage in parts of FPL's service territory and collectively resulted in over 5.4 million customer power outages with approximately three-quarters of FPL's customers losing power during at least one hurricane.  Damage to FPL property was primarily to the transmission and distribution systems.  Although FPL has not completed the final accounting of all restoration costs, FPL accrued restoration costs totaling approximately $890 million as of December 31, 2004.  In addition, based on assessments as of December 31, 2004, FPL estimated it had sustained other property losses totaling approximately $109 million which is expected to be recovered from insurance carriers, of which $20 million has been advanced and the remaining $89 million is included in other current assets on FPL Group's and FPL's consolidated balance sheets.  During the fourth quarter of 2004, all available funds were withdrawn from the storm fund to pay for storm costs.  At December 31, 2004, approximately $352 million was accrued and included in other current liabilities on FPL Group's and FPL's consolidated sheets.  At December 31, 2004, storm costs expected to be recoverable from customers exceeded the balance of the storm reserve by approximately $536 million.  This deficiency has been deferred pursuant to an FPSC order and recorded as a regulatory asset on FPL Group's and FPL's consolidated balance sheets.  During February 2005, pursuant to an FPSC order, FPL began recovering storm restoration costs from customers, subject to refund, pending the outcome of a hearing in April 2005 to determine the amount of storm restoration costs that FPL will be allowed to recover from customers.

Investments in Leveraged Leases - Subsidiaries of FPL Group, other than FPL, have investments in leveraged leases, which at December 31, 2004 and 2003 totaled $81 million and $93 million, respectively, and are included in other investments on FPL Group's consolidated balance sheets.  The related deferred tax liabilities totaled $80 million and $99 million at December 31, 2004 and 2003, respectively, and are included in accumulated deferred income taxes.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  See Note 6.

Goodwill and Other Intangible Assets - In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill is assessed for impairment at least annually by applying a fair value based test.  See Note 5.

Stock-Based Compensation - Effective January 1, 2004, FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation."  FPL Group selected the modified prospective method of adoption described in FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  Under that method, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of FAS 123 been applied from its original effective date.  Prior to 2004, FPL Group accounted for its stock-based compensation plans under the intrinsic value based method as permitted by FAS 123.

The following table illustrates the effect on net income and earnings per share of common stock as if FPL Group's compensation expense had been determined using the fair value based method in each period:

	Years Ended December 31,

	2004	2003	2002

	(millions, except per share amounts)

Net income, as reported	$887	$890	$473

Add: total stock-based employee compensation
expense included in reported net income,
net of related income tax effects	17	12	14

Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related income tax effects	(17)	(19)	(21)

Pro forma net income	$887	$883	$466

Earnings per share of common stock: (a)
Basic - as reported	$4.95	$5.01	$2.74
Basic - pro forma	$4.95	$4.97	$2.69

Assuming dilution - as reported	$4.91	$5.00	$2.73
Assuming dilution - pro forma	$4.91	$4.96	$2.69
_____________________
(a)	The per share information does not reflect the two-for-one stock split effective March 15, 2005. See Note 12 - Earnings Per Share.

In December 2004, the FASB issued FAS 123(R), "Share-Based Payment," which FPL Group will be required to adopt July 1, 2005.  The statement requires costs related to share-based payment transactions to be recognized in the financial statements based on grant-date fair value.  Because FPL Group adopted the fair value recognition provisions of FAS 123 on January 1, 2004, the adoption of FAS 123(R) is not expected to have a significant financial statement impact for the year ended December 31, 2005.

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

Retirement of Preferred Stock - Gains and losses that result from differences in FPL's reacquisition cost and the book value of preferred stock which is retired are recognized as gains or losses by FPL Group and as an addition or reduction to net income available to FPL Group by FPL.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement with FPL Group, FPL's income tax provision reflects the use of the "separate return method."  Included in other regulatory liabilities on FPL Group's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules.  This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  Production tax credits generated by certain wind operations of FPL Energy are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  See Note 4.

Guarantees - FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  See Note 16 - Commitments.

Variable Interest Entities (VIEs) - FIN 46, "Consolidation of Variable Interest Entities," requires FPL Group and FPL to assess the variable interests they hold and determine if those entities are VIEs.  See Note 9.

2.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  See Supplemental Retirement Plan below.  In addition to pension benefits, FPL Group sponsors a substantially contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

Benefit Obligations - FPL Group uses a measurement date of September 30 for its pension and other benefits plans.  The following table provides a reconciliation of the changes in the benefit obligations of the plans:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

	(millions)

Obligation at October 1 of prior year	$1,516	$1,424	$488	$469
Service cost	52	52	8	7
Interest cost	84	84	27	27
Participant contributions	-	-	4	3
Plan amendments	3	-	-	-
Actuarial (gains) losses - net	12	55	(25)	8
Benefit payments	(86)	(99)	(34)	(26)

Obligation at September 30	$1,581	$1,516	$468	$488

FPL Group's accumulated benefit obligation, which includes no assumption about future compensation levels, for its pension plans at September 30, 2004 and 2003 was $1,525 million and $1,465 million, respectively.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Discount rate	5.5%	5.5%	5.5%	5.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

A 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005.  The rate was assumed to decrease gradually to 5.0% by 2012 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $8 million at September 30, 2004.

Plan Assets - The following table provides a reconciliation of the fair value of assets of the plans.  Employer contributions and benefits paid in the table below include only those amounts contributed directly to, or paid directly from, plan assets.

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

	(millions)

Fair value of plan assets at October 1 of prior year	$2,697	$2,388	$54	$45
Actual return on plan assets	296	402	6	15
Employer contributions	-	6	20	18
Participant contributions	-	-	4	2
Benefit payments	(86)	(99)	(34)	(26)

Fair value of plan assets at September 30	$2,907	$2,697	$50	$54

FPL Group's current investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses while preserving capital.

FPL Group's pension plan fund has a strategic asset allocation that targets a mix of 50% equity investments and 50% fixed income investments.  The fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, utilizing a combination of different investment styles and vehicles.  The pension fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt security commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

At September 30, the asset allocation for FPL Group's pension fund is as follows:
	2004	2003

Asset Category

Equity	14%	16%
Equity commingled vehicles	34	35
Debt securities	30	32
Debt security commingled vehicles	22	17

Total	100%	100%

With regard to its other benefits, FPL Group's policy is to fund claims as incurred during the year through FPL Group contributions, participant contributions and plan assets.  The other benefits' assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plan fund has a strategic asset allocation that targets a mix of 55% equity investments and 45% fixed income investments.  The fund's investment strategy emphasizes traditional investments, diversified among equity and fixed income investments.  The fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

At September 30, the asset allocation for FPL Group's other benefits fund is as follows:

	2004	2003

Asset Category

Equity	38%	33%
Equity commingled vehicles	18	14
Debt securities	2	2
Debt security commingled vehicles	42	51

Total	100%	100%

Funded Status - The following table reconciles the funded status of the plans to the amounts on the consolidated balance sheets:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

	(millions)

Fair value of plan assets	$2,907	$2,697	$50	$54
Benefit obligation	(1,581)	(1,516)	(468)	(488)

Funded status at September 30	1,326	1,181	(418)	(434)
Unrecognized prior service (benefit) cost	(27)	(35)	-	-
Unrecognized transition (asset) obligation	-	(23)	28	31
Unrecognized (gain) loss	(509)	(453)	87	119
Other	(21)	-	8	6

Prepaid (accrued) benefit cost at FPL Group at December 31	$769	$670	$(295)	$(278)

Prepaid (accrued) benefit cost at FPL at December 31	$746	$668	$(271)	$(254)

FPL Group's and FPL's prepaid (accrued) benefit cost shown above are included in the consolidated balance sheets as follows:

	FPL Group				FPL

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003	2004	2003

	(millions)
Prepaid benefit cost included
in other assets	$779	$678	$-	$-	$750	$672	$-	$-
Accrued benefit cost included
in other liabilities	(19)	(15)	(295)	(278)	(5)	(4)	(271)	(254)
Intangible asset included
in other assets	3	3	-	-	1	-	-	-
Accumulated other
comprehensive income	6	4	-	-	-	-	-	-

Prepaid (accrued) benefit cost
at December 31	$769	$670	$(295)	$(278)	$746	$668	$(271)	$(254)

Expected Cash Flows - In December 2004, $21 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $28 million for eligible retiree medical expenses on behalf of the other benefits plan during 2005 with substantially all being reimbursed through a transfer of assets from the qualified pension plan pursuant to the provisions of the Internal Revenue Code.  Additionally, FPL Group expects to contribute approximately $5 million to the non-qualified pension plan in calendar year 2005.

The following table provides information about gross benefit payments expected to be paid by the plans for each of the following calendar years:
	Pension Benefits	Other Benefits, net (a)

	(millions)

2005	$115	$34
2006	$107	$36
2007	$115	$39
2008	$121	$41
2009	$125	$44
2010-2014	$678	$248
_____________________
(a)

Includes the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on a subset of the retiree population as discussed below, which amounts to a benefit of approximately $1 million per year.

Net Periodic Cost - The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2004	2003	2002	2004	2003	2002

	(millions)

Service cost	$52	$52	$52	$8	$7	$6
Interest cost	84	84	86	27	27	24
Expected return on plan assets	(207)	(199)	(196)	(4)	(4)	(6)
Amortization of transition (asset) obligation	(23)	(23)	(23)	3	3	3
Amortization of prior service (benefit) cost	(5)	(5)	2	-	-	-
Amortization of (gains) losses	(21)	(28)	(32)	5	6	1
Cost of special termination benefits	-	2	4	-	-	-

Net periodic benefit (income) cost at FPL Group	$(120)	$(117)	$(107)	$39	$39	$28

Net periodic benefit (income) cost at FPL	$(97)	$(95)	$(97)	$35	$35	$27

The following table provides the weighted-average assumptions used to determine net periodic benefit (income) cost for the plans:

	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2004	2003	2002	2004	2003	2002

Discount rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Salary increase	4.00%	4.50%	5.50%	4.00%	4.50%	5.50%
Expected long-term rate of return (a)	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
_____________________
(a)

In developing the expected long-term rate of return on assets assumption for its plans, FPL Group evaluated input from its actuaries as well as information available in the marketplace.  FPL Group considered the 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.   No specific adjustments were made to reflect expectations of future returns.

Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits total service and interest cost of approximately $1 million at September 30, 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law.  The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit.  As a result of this Act, in May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain if enactment of the Act is determined to be a "significant event" pursuant to the provisions of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  FPL Group considered the effects of the Act on a subset of the retiree population that FPL Group believed was certain to meet the Department of Health and Human Services (HHS) actuarial equivalence definition, when established, and determined those effects not to be a significant event.  Therefore, the accumulated benefit obligation for the other benefits was remeasured at the September 30, 2004 measurement date to reflect the effects of the Act on this subset of the retiree population.  This resulted in a reduction to accumulated benefit obligation of $10 million.  No effect from the Act is in the accumulated benefits obligation at September 30, 2004 for the remaining population.  Subsequently, in January 2005, the HHS issued regulations that define actuarial equivalency.  FPL Group is in the process of determining if the established definition has a significant effect on the other benefits obligation.

Supplemental Retirement Plan - FPL Group also has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  The cost of this plan is included in the determination of net periodic benefit income for pension benefits in the preceding tables and amounted to $2 million, $5 million and $3 million for FPL Group for years ended December 31, 2004, 2003 and 2002, respectively.  The projected benefit obligation is included in the pension benefits obligation in the preceding tables and amounted to $22 million and $17 million for FPL Group at December 31, 2004 and 2003, respectively.  Further, the accumulated benefit obligation was $19 million and $15 million for FPL Group ($5 million and $4 million for FPL) at December 31, 2004 and 2003, respectively.

FPL Group established a trust to provide assets that may be used for the benefits payable under the non-qualified supplemental defined benefit pension plan.  The trust is irrevocable and, although subject to creditors' claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions.  These assets are included in other investments on the consolidated balance sheets and amounted to $11 million for FPL Group ($3 million for FPL) both at December 31, 2004 and December 31, 2003.

Employee Contribution Plans - FPL Group offers employee thrift plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  FPL Group makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $27 million, $25 million and $24 million for FPL Group ($23 million, $21 million and $21 million for FPL) for years ended December 31, 2004, 2003 and 2002, respectively.  See Note 12 - Employee Stock Ownership Plan (ESOP).

3.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity contracts and interest rate risk associated with long-term debt.  In addition, FPL Group uses derivatives to optimize the value of power generation assets.

Effective July 2003, FPL Group and FPL adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  There was no financial statement impact upon adoption of FAS 149.  However, the statement has broadened the types of contracts that are marked to market through earnings.

At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.  At December 31, 2004, FPL Group had cash flow hedges with expiration dates through December 2010 for energy contract derivative instruments and interest rate cash flow hedges with expiration dates through December 2017.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of these hedges flows through earnings in the current period.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees are as follows:

	Years Ended December 31,

	2004	2003	2002

	(millions)

Consolidated subsidiaries	$(23)	$16	$5
Equity method investees	$13	$21	$5

4.  Income Taxes
The components of income taxes, including deferred regulatory credit, are as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2004	2003	2002	2004	2003	2002

	(millions)
Federal:
Current	$(207)	$(181)	$(70)	$(125)	$214	$92
Deferred	464	507	283	490	145	277
ITC	(20)	(20)	(20)	(20)	(20)	(20)

Total federal	237	306	193	345	339	349

State:
Current	66	(21)	(22)	-	37	12
Deferred	(36)	83	73	64	27	52

Total state	30	62	51	64	64	64

Total income taxes	$267	$368	$244	$409	$403	$413

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2004	2003	2002	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	1.7	3.2	3.5	3.6	3.6	3.7
Allowance for other funds used during construction	(1.1)	(0.4)	-	(1.1)	(0.4)	-
Amortization of ITC	(1.7)	(1.6)	(2.1)	(1.7)	(1.7)	(1.7)
Production tax credits - FPL Energy	(9.2)	(6.2)	(5.7)	-	-	-
Amortization of deferred regulatory credit - income taxes	(0.6)	(0.8)	(1.1)	(0.6)	(0.8)	(0.9)
Adjustments of prior years' tax matters	(0.9)	(0.6)	(3.2)	(0.2)	(0.7)	-
Preferred stock dividends - FPL	-	0.4	0.6	-	-	-
Other - net	(0.1)	0.2	(1.0)	0.3	(0.2)	-

Effective income tax rate	23.1%	29.2%	26.0%	35.3%	34.8%	36.1%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	FPL Group		FPL

	December 31,		December 31,

	2004	2003	2004	2003

	(millions)
Deferred tax liabilities:
Property-related	$2,996	$2,533	$2,105	$1,771
Investment-related	274	297	-	-
Pension	298	259	289	259
Other	609	377	391	264

Total deferred tax liabilities	4,177	3,466	2,785	2,294

Deferred tax assets and valuation allowance:
Unamortized ITC and deferred regulatory credit - income taxes	35	56	35	56
Storm and decommissioning reserves	253	362	253	362
Postretirement benefits	126	117	115	108
Net operating loss carryforwards	213	15	-	-
Tax credit carryforwards	235	86	-	-
Other	763	702	378	353
Valuation allowance	(23)	(27)	-	-

Net deferred tax assets	1,602	1,311	781	879

Net accumulated deferred income taxes	$2,575	$2,155	$2,004	$1,415

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	FPL Group		FPL

	December 31,		December 31,

	2004	2003	2004	2003

	(millions)
Other current assets	$110	$-	$-	$-
Other current liabilities	-	52	55	59
Accumulated deferred income taxes	2,685	2,103	1,949	1,356

Net accumulated deferred income taxes	$2,575	$2,155	$2,004	$1,415

Deferred tax liabilities associated with property- and investment-related assets reflect additional first year depreciation as allowed by tax legislation.  During 2004, FPL Group recognized approximately $30 million of net tax benefits due to certain state tax benefits resulting from the growth of FPL Energy outside the state of Florida and through the resolution of various tax issues.  In addition, a capital loss from the disposition in a prior year of an FPL Group Capital subsidiary was limited by Internal Revenue Service (IRS) rules.  FPL Group challenged the IRS loss limitation and, in March 2002, the IRS conceded the issue.  Accordingly, FPL Group recognized approximately $30 million of net tax benefits in 2002.

The components of FPL Group's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2004 are as follows:

	Amount	Expiration Date

	(millions)

Net operating loss carryforwards:
Federal	$136	2024
State	77	2009-2024

Total net operating loss carryforwards	$213

Tax credit carryforwards:
Federal	$221	2023-2024
State	14	2005-2012

Total tax credit carryforwards	$235

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

6.  Restructuring and Impairment Charges

2004 - Restructuring charges in 2004 reflect contract restructuring to take advantage of changed market conditions.  FPL Energy recorded a net gain of approximately $52 million ($31 million after tax) related to the termination of a gas supply contract and a steam agreement at one of its investments in joint ventures.  These agreements were terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.  In addition, FPL Energy recorded an impairment loss of approximately $47 million ($29 million after tax) to write down its investment in a combined-cycle power plant in Texas to its fair value as a result of agreeing to sell its interest in the project.  The sale was completed in the second quarter of 2004.  The results of the above transactions are reflected in equity in earnings of equity method investees in FPL Group's consolidated statements of income.  Also in 2004, FPL Energy restructured a steam sales agreement on a natural gas-fired facility in Pennsylvania due to a downturn in market conditions where the plant is operating.  The restructuring resulted in a loss of approximately $81 million ($48 million after tax) which includes the write-off of an auxiliary boiler of approximately $33 million and a $48 million contract termination payment which was included in other current liabilities on FPL Group's consolidated balance sheets at December 31, 2004.

2002 - FPL Group recorded charges totaling $207 million ($127 million after tax) in the third quarter of 2002, including liabilities of approximately $29 million, due to unfavorable market conditions in the wholesale energy and telecommunications markets.  During 2004 and 2003, approximately $1 million and $24 million, respectively, were charged against the liabilities.  As of December 31, 2004, a balance of approximately $2 million remains and is included in other current liabilities on FPL Group's consolidated balance sheets.

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

7.  Comprehensive Income

The following table provides the components of comprehensive income and accumulated other comprehensive income (loss):

		Accumulated Other Comprehensive Income (Loss)

	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Comprehensive Income

	(millions)

Balances, December 31, 2001		$(8)	$-	$(8)
Net income	$473				$473
Commodity hedges:
Effective portion of net unrealized gain (net of $21
tax expense)		33	-	33	33
Reclassification adjustment (net of $4 tax benefit)		(6)	-	(6)	(6)
Minimum supplemental executive retirement plan
liability adjustment		-	(4)	(4)	(4)
Net unrealized gain on available for sale securities
(net of $1 tax expense)		-	1	1	1

Balances, December 31, 2002		19	(3)	16	$497

Net income	$890				$890
Commodity hedges:
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $7 tax expense)		11	-	11	11
Equity method investees (net of $7 tax expense)		11	-	11	11
Reclassification adjustment: (a)
Consolidated subsidiaries (net of $23 tax benefit)		(35)	-	(35)	(35)
Equity method investees (net of $7 tax benefit)		(12)	-	(12)	(12)
Interest rate hedges
Effective portion of net unrealized loss on interest rate swaps
(net of $3 tax benefit)		(4)	-	(4)	(4)
Net unrealized gain on available for sale securities
(net of $11 tax expense)		-	17	17	17

Balances, December 31, 2003		(10)	14	4	$878

Net income	$887				$887
Commodity hedges: (b)
Effective portion of net unrealized losses:
Consolidated subsidiaries (net of $40 tax benefit)		(61)	-	(61)	(61)
Interest rate hedges (b)
Effective portion of net unrealized gain on interest rate swaps
(net of $2 tax expense)		4	-	4	4
Net unrealized gain on available for sale securities
(net of $4 tax expense)		-	7	7	7

Balances, December 31, 2004		$(67)	$21	$(46)	$837

_____________________
(a)

Includes amounts reclassified into earnings due to settlements of approximately $44 million and discontinuance of cash flow hedges of approximately $3 million for which the hedged transaction is no longer probable of occurring.

(b)

Approximately $29 million of losses included in FPL Group's accumulated other comprehensive income at December 31, 2004 will be reclassified into earnings within the next 12 months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.

8.  Jointly-Owned Electric Plants

The following FPL Group subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  FPL and FPL Energy are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and income statement captions.  FPL Group's and FPL's share of direct expenses for these facilities are included in fuel, purchased power and interchange, other operations and maintenance, depreciation and amortization and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income.

FPL Group's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:
	December 31, 2004

	Ownership Interest	Gross Investment	Accumulated Depreciation	Construction Work in Progress

		(millions)

FPL:
St. Lucie Unit No. 2	85%	$1,172	$868	$52
St. Johns River Power Park units and
coal terminal	20%	$327	$208	$1
Scherer Unit No. 4	76%	$587	$380	$-
Transmission substation assets located
in Seabrook, New Hampshire	88.23%	$30	$10	$-
FPL Energy:
Seabrook (1)	88.23%	$904	$90	$74
Wyman Station Unit No. 4	61.78%	$75	$21	-
_____________________
(1)		On November 1, 2002, a subsidiary of FPL Energy purchased an 88.23% undivided interest, or 1,024 megawatts, in Seabrook located in New Hampshire.

9.  Variable Interest Entities

FIN 46, as revised (FIN 46R), requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would not consolidate VIEs in which it has a majority ownership interest when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets, excluding variable interests, change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.

FPL Group adopted the requirements of FIN 46R in two phases.  At the original effective date, July 1, 2003, FPL Group identified two VIEs which were consolidated.  Revised guidance was issued and became effective March 31, 2004.  As discussed below, no additional VIEs were identified for consolidation.  The cumulative effect of a change in accounting principle of implementing FIN 46 at July 1, 2003 for the VIEs discussed below was approximately a $3 million loss (net of income tax benefit of $2 million) for FPL Group and zero for FPL.

FPL - Effective July 1, 2003, FPL consolidates a VIE from which it leases nuclear fuel for its nuclear units.  For ratemaking purposes, these leases are treated as operating leases.  For financial reporting, prior to July 1, 2003 the capital lease obligation was recorded at the amount due in the event of lease termination.  FPL makes quarterly payments to the lessor for the lease commitments.  The lessor has issued senior secured notes to fund the procurement of nuclear fuel and has established a revolving credit facility to support its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the lessor under the notes and credit facility.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a carrying value of $370 million and $380 million at December 31, 2004 and 2003, respectively.

In its evaluation of the revised guidance as of March 31, 2004, FPL identified two potential VIEs (Projects), both of which are considered qualifying facilities (QFs) as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the Projects.  As a result, FPL has entered into purchased power agreements (PPAs) with these QFs to purchase substantially all of the Projects' electrical output over a substantial portion of their estimated useful lives.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which is determined at the time the PPAs are executed. With regard to the Projects, FPL's avoided cost is based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The avoided cost is the incremental cost to the utility of the electric energy or capacity, or both, which is avoided by neither generating the electricity nor purchasing it from another source.  The Projects have capacities of 136 megawatts (mw) and 250 mw.  After making exhaustive efforts, FPL was unable to obtain the information from the Projects necessary to determine whether the Projects are VIEs or whether FPL is the primary beneficiary of either or both of the Projects.  The PPAs with the Projects contain no provisions which legally obligate the Projects to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the Projects are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if one or both of the Projects were determined to be a VIE, the absorption of some of the Projects' fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2004 and 2003, FPL purchased 2,483,131 mwh and 2,697,982 mwh, respectively, from the Projects at a total cost of approximately $209 million and $208 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Projects in order to determine if the Projects are VIEs and, if so, whether FPL is the primary beneficiary.

Additionally, FPL entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  The Facility is considered a QF as defined by PURPA.  In November 2004, FPL and the Facility reached an agreement to change the index related to the energy payment, triggering a new analysis under FIN 46R.  FPL determined that (a) the Facility is a VIE and (b) the PPA represents a variable interest in the Facility.  However, FPL determined that it is not the Facility's primary beneficiary.  Although FPL will absorb variability related to changes in the market price of coal, FPL does not absorb the majority of the variability of the entity.  This agreement does not expose FPL to losses as the energy payments under the contract have been approved by the FPSC for recovery through the fuel clause.

FPL Energy - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with a special purpose entity (SPE) lessor to lease a 550 mw combined-cycle power generation plant through 2007.  At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group.  At December 31, 2002, the commitment was capped at costs incurred of $380 million.  The $380 million commitment included $364 million of debt and $16 million of equity.  The conditions to achieve project completion were satisfied as of December 27, 2002, at which time the base lease term began.  The FPL Energy subsidiary began making quarterly lease payments on March 31, 2003.  The quarterly lease payments are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs.

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

In the initial implementation of FIN 46, the FPL Energy subsidiary was determined to be the primary beneficiary of the lessor and, accordingly, effective July 1, 2003, consolidates the assets and liabilities of the lessor on FPL Group's consolidated financial statements.  The assets of the lessor primarily consist of the power generation plant, which had a carrying value of $343 million and $349 million at December 31, 2004 and 2003, respectively, and is reported in electric utility plant in service and other property in FPL Group's consolidated balance sheets.  The liabilities of the lessor consist primarily of debt (which is secured by the power generation plant), which had a carrying value of $345 million and $356 million at December 31, 2004 and 2003, respectively, and is reported in long-term debt in FPL Group's consolidated balance sheets.  The equity interests of the lessor not owned by the FPL Energy subsidiary are reported as minority interest.

FPL Group - In March 2004, a trust created by FPL Group sold 12 million shares of 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46R.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044, from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46R.  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its consolidated balance sheets.  See Note 11 - FPL Group.

FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's financial statements.

10.  Financial Instruments

The carrying amounts of cash equivalents, commercial paper and notes payable approximate fair values.  At December 31, 2004 and 2003, other investments of FPL Group included financial instruments of approximately $294 million and $300 million, respectively, the majority of which consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.  See Note 11.

The following estimates of the fair value of financial instruments have been made using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31, 2004			December 31, 2003

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$9,247	$9,611	(a)	$9,090	$9,548	(a)
Special Use Funds:
Storm fund	$-	$-		$200	$200	(b)
Nuclear decommissioning fund	$2,271	$2,271	(b)	$2,048	$2,048	(b)
Other investments	$72	$72	(b)	$57	$57	(b)
Interest rate swaps - net unrealized loss	$(11)	$(11	)(c)	$(10)	$(10	)(c)

FPL:
Long-term debt, including current maturities	$3,311	$3,438	(a)	$3,074	$3,193	(a)
Special Use Funds:
Storm fund	$-	$-		$200	$200	(b)
Nuclear decommissioning fund	$1,971	$1,971	(b)	$1,774	$1,774	(b)
Interest rates swaps - net unrealized loss	$(2)	$(2	)(c)	$-	$-
_____________________
(a)				Based on market prices provided by external sources.
(b)				Based on quoted market prices for these or similar issues.
(c)				Based on market prices modeled internally.

Special Use Funds - The special use funds consist of FPL's storm fund assets and FPL Group's nuclear decommissioning fund assets.  Securities held in the special use funds are carried at estimated fair value based on quoted market prices.  FPL Group's nuclear decommissioning funds consist of approximately 46% equity securities and 54% municipal, government, corporate and mortgage- and other asset-backed debt securities (44% and 56% for FPL, respectively) with a weighted-average maturity of approximately 7 years at December 31, 2004.  At December 31, 2004, all available storm fund assets were utilized.  See Note 1 - Storm Fund and Storm Reserve Deficiency.  The cost of securities sold is determined on the specific identification method.

The following tables provide the special use funds approximate gains and losses and proceeds from the sale of securities:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2004	2003	2002	2004	2003	2002

	(millions)

Realized gains	$11	$26	$28	$9	$25	$27
Realized losses	$13	$20	$16	$12	$19	$16
Proceeds from sale of securities	$2,207	$2,735	$2,524	$2,072	$2,702	$2,435
	FPL Group		FPL

	December 31,		December 31,

	2004	2003	2004	2003

	(millions)

Unrealized gains	$394	$300	$350	$271
Unrealized losses (a)	$6	$2	$5	$1
_____________________
(a)

At December 31, 2004, FPL Group had 6 securities in an unrealized loss position for greater than twelve months, including 1 security for FPL.  The total unrealized loss on these securities was less than $1 million and the fair value was approximately $3 million for FPL Group, including less than $1 million for FPL.  At December 31, 2003, FPL Group had 9 securities in an unrealized loss position for greater than twelve months, including 1 security for FPL.  The total unrealized loss on these securities was less than $1 million and the fair value was approximately $8 million for FPL Group, including less than $1 million for FPL.  For accounting treatment description, see Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 1 - Storm Fund and Storm Reserve Deficiency.

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning trust funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or other mutual funds.  Similar restrictions applicable to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant are contained in the NRC operating license for that facility.  Effective December 24, 2003, NRC regulations applicable to NRC licensees not in cost-of-service environments require similar investment restrictions.  The NRC's regulations permit licensees with operating licenses containing conditions restricting the use of decommissioning trust funds to rely on those conditions in lieu of compliance with the new NRC regulations.  FPL Energy's Seabrook nuclear plant contains such restrictions in its NRC operating license.  With respect to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant, decommissioning trust fund withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The special use funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL.  The special use fund assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

Interest Rate Swaps - FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2004, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL:
	$250	April 2004	December 2005	variable	(a)	6.875%	$(1)
	$250	May 2004	December 2005	variable	(b)	6.875%	(1)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(c)	7.625%	(3)
	$150	July 2003	September 2006	variable	(d)	7.625%	(3)
	$200	January 2004	March 2005	variable	(e)	1.875%	(1)
	$195	October 2004	April 2006	variable	(f)	3.250%	(1)
	$55	October 2004	April 2006	variable	(g)	3.250%	-
	$195	October 2004	April 2006	variable	(h)	3.250%	(1)
	$55	October 2004	April 2006	variable	(i)	3.250%	-
	$300	November 2004	February 2007	variable	(j)	4.086%	-
	$275	December 2004	February 2007	variable	(k)	4.086%	1

Total fair value hedges							(10)

Cash flow hedges - FPL Energy:
	$96	July 2002	December 2007	4.41%		variable (l)	(2)
	$195	August 2003	November 2007	3.557%		variable (l)	-
	$92	December 2003	December 2017	4.245%		variable (l)	-
	$30	April 2004	December 2017	3.845%		variable (l)	1

Total cash flow hedges							(1)

Total interest rate hedges							$(11)

_____________________
(a)	Six-month LIBOR plus 3.7285%
(b)	Six-month LIBOR plus 3.6800%
(c)	Six-month LIBOR plus 4.9900%
(d)	Six-month LIBOR plus 4.9925%
(e)	Six-month LIBOR less 0.1375%
(f)	Six-month LIBOR plus 0.0153%
(g)	Six-month LIBOR plus 0.0100%
(h)	Six-month LIBOR plus 0.1500%
(i)	Six-month LIBOR plus 0.1525%
(j)	Three-month LIBOR plus 0.50577%
(k)	Three-month LIBOR plus 0.4025%
(l)	Three-month LIBOR

In February 2005, an FPL Energy subsidiary entered into an interest rate swap to receive LIBOR and pay a fixed rate of 4.255% to hedge approximately $4 million to $6 million through November 2007 and approximately $163 million to $173 million from November 2007 through June 2008.

11.  Investments in Partnerships and Joint Ventures

FPL Energy - FPL Energy has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers.  At December 31, 2004 and 2003, FPL Energy's investment in partnerships and joint ventures totaled approximately $288 million and $359 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets.  FPL Energy's interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2004, the principal entities included in FPL Energy's investments in partnerships and joint ventures were Northeast Energy, LP, Cherokee County Cogeneration Partners, LP, Green Ridge Power, LLC, Cameron Ridge LLC, Windpower Partners 1993, LP and, in 2003, included Bastrop Energy Partnership, LP.  Bastrop was sold in 2004.

Summarized combined information for these principal entities is as follows:

	2004	2003

	(millions)

Net income	$219	$112
Total assets	$1,351	$1,632
Total liabilities	$789	$968
Partners' equity	$562	$664

FPL Energy's share of underlying equity
in the principal entities	$281	$332
Difference between investment carrying amount
and underlying equity in net assets (a)	(47)	(31)

FPL Energy's investment carrying amount for
the principal entities	$234	$301

_____________________
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of FPL Energy provide services to the partnerships and joint ventures, including O&M and business management services.  FPL Group's operating revenues for the years ended December 31, 2004, 2003 and 2002 include approximately $16 million each, related to such services.  The receivables at December 31, 2004 and 2003, for these services, as well as for payroll and other payments made on behalf of these investees, were approximately $29 million and $19 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $99 million and $107 million at December 31, 2004 and 2003, respectively, due from partnerships and joint ventures in which FPL Energy has an ownership interest.  The notes receivable mature in 2005 through 2014 and the majority bear interest at variable rates, which ranged from approximately 6.1% to 8.5% at December 31, 2004 and 2003.  Interest income on these notes totaling approximately $7 million, $6 million and $8 million for the years ended December 31, 2004, 2003 and 2002, respectively, is included in other - net in FPL Group's consolidated statements of income.  There was no interest receivable associated with these notes as of December 31, 2004 and 2003.

FPL Group - In March 2004, a trust created by FPL Group sold $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  The trust is an unconsolidated 100%-owned finance subsidiary.  The trust used the proceeds to purchase $309 million of 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital. FPL Group has fully and unconditionally guaranteed the preferred trust securities and the junior subordinated debentures.

12.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:

	Years Ended December 31,

	2004	2003	2002

	(millions, except per share amounts)

Numerator - net income	$887	$890	$473

Denominator:
Weighted-average number of common shares outstanding - basic	179.3	177.5	172.9
Restricted stock, performance share and shareholder value awards,
options and equity units (a)	1.5	0.7	0.4

Weighted-average number of common shares outstanding - assuming dilution	180.8	178.2	173.3

Earnings per share of common stock:
Basic	$4.95	$5.01	$2.74
Assuming dilution	$4.91	$5.00	$2.73
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

Common shares issuable upon the exercise of stock options and settlement of purchase contracts that form a part of equity units, which were not included in the denominator above due to their antidilutive effect, were approximately 11 million in 2002 and none for 2003 and 2004.  See Note 14.

On February 18, 2005, FPL Group's board of directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005 (2005 stock split).  FPL Group's authorized common stock will increase from 400 million to 800 million shares.  After giving effect to the 2005 stock split, the subsequent quarterly dividend on FPL Group's common stock will be 35.5 cents per share.  The share or per share information included in FPL Group's consolidated financial statements for the year ended December 31, 2004 does not reflect the effect of the 2005 stock split.  The following table gives the pro forma effect of the 2005 stock split on FPL Group's earnings per share of common stock - assuming dilution.
	Years Ended December 31,

	2004	2003	2002

	(millions, except per share amounts)

Income before cumulative effect of changes in accounting principles	$887	$893	$695
Cumulative effect of changes in accounting principles	$-	$(3)	$(222)
Net income	$887	$890	$473

Pro forma weighted-average number of common shares
outstanding - assuming dilution	362	356	347

Pro forma earnings per share of common stock - assuming dilution:
Pro forma earnings per share before cumulative effect of changes
in accounting principles	$2.45	$2.51	$2.01
Pro forma cumulative effect of changes in accounting principles	$-	$(0.01)	$(0.64)
Pro forma earnings per share of common stock	$2.45	$2.50	$1.37

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock.  FPL's mortgage securing FPL's first mortgage bonds contains provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group.  These restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

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

ESOP-related compensation expense of approximately $27 million, $25 million and $24 million in 2004, 2003 and 2002, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2004 was approximately $154 million, representing approximately 5.3 million unallocated shares at the original issue price of $29 per share.  The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock at December 31, 2004 was approximately $396 million.

Long-Term Incentive Plan - At December 31, 2004, approximately 13 million shares of common stock were authorized and 10.9 million were available for awards (including outstanding awards) to officers and employees of FPL Group and its subsidiaries under FPL Group's long-term incentive plan. Restricted stock is issued at market value at the date of grant, typically vests within four years and is subject to, among other things, restrictions on transferability.  Performance share awards and shareholder value awards are typically payable at the end of a three- or four-year performance period if the specified performance criteria are met.  The exercise price of each option granted in 2004, 2003 and 2002 equaled the market price of common stock on the date of grant.  Options typically vest within three years and have a maximum term of ten years.  See Note 1 - Stock-Based Compensation.

The changes in awards under the long-term incentive plan are as follows:
	Restricted Stock	Performance Share and Shareholder Value Awards	Options

			Number	Weighted-Average Exercise Price

Balances, December 31, 2001	307,725	545,079	2,143,814	$59.19
Granted	127,325 (a)	206,605 (b)	1,669,625 (c)	$54.27
Paid/released/exercised	(123,095)	(246,246)	(69,101)	$41.19
Forfeited	(13,250)	(86,949)	(99,208)	$59.09

Balances, December 31, 2002	298,705	418,489	3,645,130	$57.29
Granted	234,345 (a)	210,433 (b)	1,605,970 (c)	$56.13
Paid/released/exercised	(112,918)	(169,095)	(118,301)	$47.88
Forfeited	(37,444)	(64,181)	(352,387)	$55.63

Balances, December 31, 2003	382,688	395,646	4,780,412	$57.24
Granted	155,455 (a)	240,876 (b)	395,000 (c)	$64.92
Paid/released/exercised	(114,520)	(92,777)	(493,675)	$58.82
Forfeited	(12,945)	(24,540)	(95,224)	$56.29

Balances, December 31, 2004	410,678	519,205	4,586,513 (d)	$57.83

_____________________
(a)				The weighted-average grant date fair value of restricted stock granted in 2004, 2003 and 2002 was $65.15, $59.00 and $54.82 per share, respectively.
(b)				The weighted-average grant date fair value of performance share and shareholder value awards in 2004, 2003 and 2002 was $65.03, $61.33 and $56.95 per share, respectively.
(c)

The weighted-average fair value of options granted was $10.20, $8.37 and $9.33 in 2004, 2003 and 2002, respectively.  The fair value of the options granted in 2004, 2003 and 2002 were estimated on the date of the grant using the Black-Scholes option-pricing model with a weighted-average expected dividend yield of 3.93%, 3.97% and 4.04%, a weighted-average expected volatility of 20.11%, 19.99% and 19.18%, a weighted-average risk-free interest rate of 3.78%, 3.48% and 4.99%, respectively, and a weighted-average expected term of 7 years.

(d)

Of the options outstanding at December 31, 2004, 1,979,588 options were exercisable and had exercise prices ranging from $38.13 to $65.13 per share with a weighted-average exercise price of $58.99 per share and a weighted-average remaining contractual life of 6.5 years.  The remainder of the outstanding options had exercise prices ranging from $52.64 to $64.92 per share with a weighted-average exercise price of $56.95 per share and a weighted-average remaining contractual life of 7.9 years.

In addition, as a result of certain employees voluntarily electing to convert a cash bonus, net of taxes, into fully-vested shares of FPL Group common stock, approximately 18 thousand common shares were issued under the LTIP during 2004.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at an exercise price of $120, subject to adjustment, in the event of certain attempted business combinations.  The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

13.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value.  None of these shares are outstanding.  FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006.  Preferred stock of FPL consisted of the following: (a)

	December 31, 2004

	Shares Outstanding (b)	Redemption Price	December 31,

			2004		2003

			(millions)
Cumulative, $100 Par Value, without sinking fund requirements, authorized 10,664,100 shares:
4 1/2% Series A	50,000	$103.25	$5		$5
4 1/2% Series V	200,000	$100.00	20		-

Total preferred stock of FPL	250,000		25	(c)	5
Less 4 1/2% Series V preferred stock held by FPL Group
(eliminated in consolidation)	200,000		20		-

Total preferred stock of FPL reported at FPL Group	50,000		$5	(c)	$5

_____________________
(a)

FPL's charter also authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares are outstanding.  There were no issuances or redemptions of preferred stock in 2002.  In November 2003, FPL redeemed 2.2 million shares of preferred stock with an aggregate par value of $221 million for redemption prices per share ranging from $101.00 to $103.52.  In January 2004, FPL sold 200,000 shares of 4 1/2% Series V preferred stock with an aggregate par value of $20 million to FPL Group.  In January 2005, FPL redeemed all 250,000 shares of its $100 Par Value 4 1/2% (Series A and Series V) preferred stock outstanding at December 31, 2004.

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

(c)		Included in current maturities of long-term debt and preferred stock on the consolidated balance sheets.

14.  Debt

Long-term debt consists of the following:

	December 31,

	2004	2003

FPL:	(millions)
First mortgage bonds:
Maturing in 2005 - 6 7/8%	$500	$500
Maturing 2008 through 2013 - 4.85% to 6.00%	825	825
Maturing 2033 through 2035 - 5 5/8% to 5.95%	1,240	1,000
Medium-term note - maturing 2006 - 2.34%	135	135
Pollution control, solid waste disposal and industrial development revenue bonds -
maturing 2020 through 2029 - variable, 2.1% and 1.1% weighted-average
annual interest rates, respectively	633	633
Fair value swaps (see Note 10)	(2)	-
Unamortized discount	(20)	(19)

Total long-term debt of FPL	3,311	3,074
Less current maturities of long-term debt	500	-
Less fair value swaps on current maturities of long-term debt (see Note 10)	(2)	-

Long-term debt of FPL, excluding current maturities	2,813	3,074

FPL Group Capital:
Debentures - maturing 2005 through 2009 - 1 7/8% to 7 5/8%	2,425	2,600
Debentures - maturing 2005 - variable, 2.86% and 1.45%, respectively	400	400
Debentures - maturing 2007 - 4.086% and 4.75%, respectively (a)	575	575
Debentures, related to FPL Group's equity units - maturing 2008 - 5.00%	506	506
Junior Subordinated Debentures - maturing 2044 - 5 7/8%	309	-
Other long-term debt - maturing 2013 - 7.35% (b)	5	5
Term loan facilities - maturing 2004 through 2005 - variable, 1.82% (c)
weighted-average annual interest rate	-	175
Fair value swaps (see Note 10)	(9)	(3)
Unamortized discount	(4)	(6)

Total long-term debt of FPL Group Capital	4,207	4,252
Less current maturities of long-term debt	605	275
Less fair value swap on current maturities of long-term debt (see Note 10)	(1)	1

Long-term debt of FPL Group Capital, excluding current maturities	3,603	3,976

FPL Energy:
Senior secured bonds - maturing 2017 through 2023 - 6.639% to 7.52%	789	852
Senior secured notes - maturing 2020 - 7.11%	111	115
Construction term facility - maturing 2008 - variable, 4.31% and 2.90%, respectively	349	315
Other long-term debt - maturing 2007 through 2017 - variable, 3.89% and 2.32%
weighted-average interest rates, respectively	468	482
Other long-term debt - maturing 2018 through 2020 - 6.65% to 10.63%	12	-

Total long-term debt of FPL Energy	1,729	1,764
Less current maturities of long-term debt	118	91

Long-term debt of FPL Energy, excluding current maturities	1,611	1,673

Total long-term debt	$8,027	$8,723

_____________________
(a)	During 2004, these debentures were remarketed. See discussion below.
(b)	The other long-term debt was redeemed in January 2005 and is included in current maturities of long-term debt and preferred stock on FPL Group's consolidated balance sheet at December 31, 2004.
(c)	A variable rate term loan due May 2005 was redeemed in August 2004.

Minimum annual maturities of long-term debt for FPL Group are approximately $1,223 million, $1,353 million, $1,505 million, $1,055 million and $924 million for 2005, 2006, 2007, 2008 and 2009, respectively.  The amounts for FPL are $500 million, $135 million, $200 million and $225 million for 2005, 2006, 2008 and 2009, respectively, with no long-term debt scheduled to mature in 2007.

In February 2005, subsidiaries of FPL Energy sold $365 million of 5.608% limited-recourse senior secured bonds maturing in March 2024 and $100 million of 6.125% limited-recourse senior secured bonds maturing in March 2019.  Semi-annual principal payments are due beginning September 2005.  The majority of the proceeds were used to return to FPL Energy a portion of the indirect investment it made in the development, acquisition and/or construction of nine wind power projects.  FPL Group Capital has guaranteed certain obligations under the debt agreement.

At December 31, 2004, commercial paper borrowings had a weighted-average interest rate of 2.32% for FPL Group (2.32% for FPL).  Available lines of credit aggregated approximately $3.6 billion ($2.0 billion for FPL Group Capital and $1.6 billion for FPL) at December 31, 2004, all of which were based on firm commitments.  These facilities provide for the issuance of letters of credit of up to $1.5 billion ($750 million for FPL Group Capital and $750 million for FPL).  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2004, undrawn letters of credit totaling $238 million were outstanding under the FPL Group Capital credit facilities.  No letters of credit were outstanding under the FPL credit facilities.

FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital issued $575 million principal amount of 4.75% debentures due February 16, 2007.  During 2004, FPL Group Capital remarketed $554 million of these debentures and the annual interest rate on all the debentures was reset to 4.086%.  Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group will make payments of 3.75% of the unit's $50 stated value until the shares are purchased.  On February 16, 2005, FPL Group received approximately $575 million for settlement of these purchase contracts and issued 9,270,090 shares of FPL Group common stock.

In June 2002, FPL Group sold concurrently a total of 5.75 million shares of common stock and 10.12 million 8% Corporate Units.  In connection with the corporate units financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008.  The interest rate on the debentures is expected to be reset on or after August 16, 2005.  The interest rate resets, upon a successful remarketing of the debentures, at the rate the debentures should bear to have an approximate market value of 100.5% of par.  Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group will make payments of 3% of the unit's $50 stated value until the shares are purchased.  Under the terms of the purchase contracts, as of December 31, 2004, FPL Group will issue between 7,450,344 and 8,940,008 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment under certain circumstances) and receive approximately $506 million.

Prior to the issuance of FPL Group's common stock, the purchase contracts are reflected in FPL Group's diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts over the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement.  See Note 12 - Earnings Per Share regarding the 2005 stock split.

15.  Asset Retirement Obligations

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

Upon adoption of FAS 143, with respect to amounts for nuclear decommissioning, FPL recorded an ARO of approximately $1.8 billion, capitalized a net asset related to the ARO of approximately $231 million and reversed the approximately $1.6 billion it had previously recorded in accumulated depreciation.  The difference, approximately $29 million, was deferred as a regulatory liability.  FPL's AROs other than nuclear decommissioning were not significant.  The adoption of FAS 143 results in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  Accordingly, any differences between the ongoing expense recognized under FAS 143 and the amount recoverable through rates are deferred in accordance with FAS 71.  FPL recorded accretion expense of approximately $106 million for the year ended December 31, 2004.  No other adjustments were made to FPL's ARO during the year ended December 31, 2004.  Had FAS 143 been applied in 2002, FPL would have recorded AROs of approximately $1.8 billion at December 31, 2002.  Pro forma net income has not been presented for FPL for the year ended December 31, 2002 because the pro forma application of FAS 143 to prior periods would result in the same pro forma net income as the actual amounts reported for those periods due to the regulatory treatment mentioned above.

FPL Group and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by FPL Group or FPL.  These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose.  The ARO liability is not estimable for such easements as FPL Group and FPL intend to utilize these properties indefinitely.  In the event FPL Group and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

In addition to the amounts recorded by FPL, upon adoption of FAS 143, FPL Energy increased its ARO by approximately $6 million to a total ARO of approximately $164 million and increased its net property, plant and equipment by approximately $6 million.  Approximately $152 million of FPL Energy's ARO related to the nuclear decommissioning obligation of Seabrook, and the remainder primarily represented the current estimated fair value of obligations to dismantle its wind facilities located on leased property and certain hydro facilities.  The cumulative effect of a change in accounting principle of adopting FAS 143 was immaterial to FPL Energy's net income.  FPL Energy recorded accretion expense of approximately $13 million and $12 million for the years ended December 31, 2004 and 2003, respectively.  Further, FPL Energy recorded approximately $1 million and $2 million for the years ended December 31, 2004 and 2003, respectively, in additional ARO liabilities relating to new wind assets which caused FPL Energy's ARO to increase to approximately $192 million and $178 million at December 31, 2004 and 2003, respectively.

Had FAS 143 been applied in 2002, FPL Group would have recorded AROs of approximately $2.0 billion at December 31, 2002.  Additionally, had FPL Group applied FAS 143 in the year ended December 31, 2002, FPL Group's net income and earnings per share would have been as follows:
Year Ended December 31,

2002

Pro forma:	(millions, except per share amounts)
Net income	$473
Earnings per share - basic	$2.73
Earnings per share - assuming dilution	$2.73

As reported:
Net income	$473
Earnings per share - basic	$2.74
Earnings per share - assuming dilution	$2.73

16.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the construction of wind projects and the procurement of nuclear fuel (including capitalized interest).  FPL FiberNet's capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  Capital expenditures for 2005 through 2009 are estimated to be as follows:

	2005	2006	2007	2008	2009	Total

FPL:	(millions)
Generation: (a)
New (b)	$385	$235	$525	$250	$60	$1,455
Existing	540	475	480	325	395	2,215
Transmission and distribution	695	730	740	715	715	3,595
Nuclear fuel	70	100	110	75	105	460
General and other	145	130	165	165	160	765

Total	$1,835	$1,670	$2,020	$1,530	$1,435	$8,490

FPL Energy:
Wind (c)	$405	$5	$5	$5	$5	$425
Gas	20	20	10	5	10	65
Nuclear fuel and other	165	115	110	90	95	575

Total	$590	$140	$125	$100	$110	$1,065

FPL FiberNet	$7	$7	$7	$7	$7	$35

_____________________
(a)	Includes AFUDC of approximately $50 million, $40 million, $46 million and $12 million in 2005, 2006, 2007 and 2008, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

FPL Energy's capital expenditures for new wind projects are estimated through 2005, when the production tax credits are scheduled to expire.  The 2005 amount reflects expenditures associated with approximately 220 mw of wind generation, which have been announced and are currently under construction, as well as committed expenditures for other expected wind additions in 2005.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At December 31, 2004, FPL Energy had approximately $1.4 billion in firm commitments primarily for natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  Additionally, during 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006.  At December 31, 2004, $175 million had been drawn on under the loan and is included in other investments on FPL Group's consolidated balance sheets.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At December 31, 2004, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2004 was approximately $14 million.  At December 31, 2004, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of December 31, 2004.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At December 31, 2004, the subsidiary's commitment is estimated to be from $0 to approximately $68 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.  Upon expiration of the commitment, FPL Energy expects to either negotiate a new contract or use any remaining fuel to operate the plant.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power through mid-2015 and 381 mw thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,900 mw (including approximately 575 mw beginning in 2006) of power with expiration dates ranging from 2005 through 2009.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts for the supply and transportation of natural gas, coal and oil, and natural gas storage, with various expiration dates through 2028.

FPL Energy has contracts primarily for the supply, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2005 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2006 to 2014.

The required capacity and minimum payments under these contracts as of December 31, 2004 are estimated to be as follows:

	2005	2006	2007	2008	2009	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$190	$200	$200	$200	$210	$1,255
Qualifying facilities (b)	$360	$310	$320	$320	$320	$3,800
Other electricity suppliers (b)	$80	$90	$45	$30	$30	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$60	$60	$60	$60	$60	$30
Natural gas, including transportation (c)	$1,860	$855	$285	$255	$255	$2,655
Coal (c)	$45	$40	$30	$20	$-	$-
Oil (c)	$660	$345	$-	$-	$-	$-

FPL Energy	$60	$50	$50	$50	$50	$685
_____________________
(a)

Capacity payments under these contracts, the majority of which is recoverable through the capacity clause, totaled $656 million, $641 million and $581 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled $376 million, $346 million and $303 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(c)						Recoverable through the fuel clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $503 million ($402 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $50 million ($40 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $12 million and $15 million, plus any applicable taxes, per incident, respectively.  The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $107 million ($83 million for FPL) in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $2 million and $3 million, respectively.

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

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property.  As approved by the FPSC, FPL maintains a storm reserve for uninsured property storm damage or assessments under the nuclear insurance program.  However, at December 31, 2004, FPL had a $536 million storm reserve deficiency as a result of restoration costs associated with the three hurricanes that struck FPL's service territory during the third quarter of 2004.  See Note 1 - Storm Fund and Storm Reserve Deficiency.  FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.

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

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  In February 2004, the plaintiffs filed a motion for leave to file their third amended complaint adding four more plaintiffs and seeking leave to add a claim for punitive damages.  The court has not set a time for a hearing on this motion or on whether this case will proceed as a class action.

In 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.

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

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding on October 1, 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  FERC's reply brief was filed on December 1, 2004.  FPL has been granted party status as an intervenor, and its brief was filed on December 16, 2004.  FMPA's reply brief to the FERC was filed on January 13, 2005.  Oral argument is scheduled for March 22, 2005.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $2 million at December 31, 2004.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month, resulting in a refund obligation to FMPA of approximately $1 million at December 31, 2004.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $26 million at December 31, 2004.  Any reduction in FPL's network service rate would also apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at December 31, 2004 would be approximately $0.2 million under FPL's filing and approximately $4 million based on FMPA's position.  On January 25, 2005, FERC issued an order on FPL's compliance filing.  In the order FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL's further compliance filing is due on April 25, 2005.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group believes that the complaint is invalid because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  After initially denying FPL's motion to dismiss, the court granted it with respect to plaintiffs' count for strict liability.  The court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Discovery is proceeding.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  As in the Finestone case, the court has granted FPL's motion to dismiss the plaintiffs' count for strict liability.  Similarly, the court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appears identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Discovery is proceeding.

In 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The court has granted the drug manufacturing and distribution companies' and the dental associations' motions to dismiss the complaint against them.  The plaintiffs are appealing those orders.  FPL's motion to dismiss is pending.

In 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge lawsuit described above.  The U.S. District Court remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge and Roig lawsuits.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In February 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes breach of an implied contract, breach of the duty of good faith and fair dealing, negligence, fraudulent inducement, and negligent misrepresentation.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL moved to dismiss the case on the grounds that the FPSC has exclusive jurisdiction over this type of complaint.  The court denied the motion on July 13, 2004.  FPL appealed the ruling to Florida's Third District Court of Appeals (Third DCA).  FPL's motion to stay the proceedings pending resolution of the appeal was denied by the trial court.  FPL filed a separate motion to stay pending appeal with the Third DCA, and the court granted that motion on November 10, 2004.  Oral argument on the appeal of the jurisdictional question was heard on December 14, 2004.  The parties are currently awaiting a decision on the appeal of the jurisdictional question; the Third DCA's stay of the trial court proceedings remains in effect pending that decision.

FPL determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds.  On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  A final hearing before the FPSC occurred on November 4, 2004.  Final briefs were filed by the parties on December 16, 2004.  At its February 1, 2005 agenda meeting, the FPSC concluded that no refunds were due relative to the 11 meters in question for any period in excess of 12 months.  Southeastern Utility Services, Inc. had argued for multi-year refunds.  Based on the FPSC's decision, FPL expects that aggregate refunds to these complainants will not exceed $50,000.  The parties expect a final FPSC order by March 2005.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the named FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of $20,826,100.  The FPL Energy Affiliates filed their answer and counterclaim in November of 2004, denying the allegations.  The counterclaim asserts claims for conversion, breach of fiduciary duty, breach of contract and fraud and seeks termination of the contract and damages.  The case is in discovery and has been set for a non-jury trial in August of 2005.

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

17.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a wholesale generation subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's operating revenues derived from the sale of electricity represented approximately 97% of FPL Group's operating revenues for each of the three years ended December 31, 2004, 2003 and 2002.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2004, 2003 and 2002.  At December 31, 2004 and 2003, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:

	2004					2003					2002

	FPL	FPL Energy (a)		Corp. and Other	Total	FPL	FPL Energy (a)		Corp. and Other	Total	FPL	FPL Energy (a)		Corp. and Other	Total

	(millions)

Operating revenues	$8,734	$1,705		$83	$10,522	$8,293	$1,252		$85	$9,630	$7,378	$691		$104		$8,173
Operating expenses	$7,419	$1,541		$90	$9,050	$6,964	$1,059		$76	$8,099	$6,052	$707		$189		$6,948
Interest charges	$183	$180		$126	$489	$173	$124		$82	$379	$166	$86		$59		$311
Depreciation and
amortization	$915	$264		$19	$1,198	$898	$187		$20	$1,105	$831	$107		$14		$952
Equity in earnings of
equity method
investees	$-	$94		$-	$94	$-	$89		$-	$89	$-	$76		$-		$76
Income tax expense
(benefit) (b)(c)	$409	$(65)		$(77)	$267	$403	$(4)		$(31)	$368	$413	$(54)		$(115)		$244
Income (loss) before
cumulative effect of
changes in accounting
principles (b)	$749	$172	(d)	$(34)	$887	$733	$197		$(37)	$893	$717	$53	(e)	$(75	)(f)	$695
Cumulative effect of
changes in accounting
principles, net of
income taxes	$-	$-		$-	$-	$-	$(3	)(g)	$-	$(3)	$-	$(222	)(h)	$-		$(222)
Net income (loss) (b)	$749	$172	(d)	$(34)	$887	$733	$194		$(37)	$890	$717	$(169	)(e)	$(75	)(f)	$473
Capital expenditures
and investments	$1,484	$527		$6	$2,017	$1,409	$1,478		$7	$2,894	$1,256	$2,103		$21		$3,380
Total assets (g)(h)(i)	$19,114	$8,507		$712	$28,333	$17,817	$8,446		$672	$26,935	$16,032	$6,358		$795		$23,185
Investment in equity
method investees	$-	$288		$9	$297	$-	$346		$-	$346	$-	$310		$-		$310
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)									Includes, in 2002, favorable settlement of litigation with the IRS for which a net tax benefit of $30 million was recognized at Corporate and Other.
(c)									FPL Energy's tax benefits relate primarily to production tax credits that were recognized based on its tax sharing agreement with FPL Group.
(d)									Includes contract restructuring and impairment charges of $46 million after tax. See Note 6 - 2004.
(e)									Includes restructuring and other charges of $73 million after tax.
(f)									Includes restructuring and impairment charges of $64 million after tax at FPL FiberNet and a reserve for leveraged leases of $30 million after tax.
(g)									Reflects the adoption of FIN 46 in July 2003. See Note 9.
(h)									Reflects the adoption of FAS 142 in January 2002. See Note 5.
(i)									See Note 15.

18.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2004				Year Ended December 31, 2003				Year Ended December 31, 2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,789	$8,733	$10,522	$-	$1,337	$8,293	$9,630	$-	$795	$7,378	$8,173
Operating expenses	-	(1,632)	(7,418)	(9,050)	-	(1,135)	(6,964)	(8,099)	(5)	(896)	(6,047)	(6,948)
Interest charges	(28)	(303)	(158)	(489)	(28)	(204)	(147)	(379)	(28)	(144)	(139)	(311)
Other income (de-
ductions) - net	905	163	(897)	171	903	154	(948)	109	488	86	(549)	25

Income (loss) before
income taxes and
cumulative effect
of changes in
accounting principles	877	17	260	1,154	875	152	234	1,261	455	(159)	643	939
Income tax expense
(benefit)	(10)	(132)	409	267	(15)	(20)	403	368	(18)	(151)	413	244

Net Income (loss) before
cumulative effect of
changes in accounting
principles	887	149	(149)	887	890	172	(169)	893	473	(8)	230	695
Cumulative effect of
changes in
accounting principles,
net of income taxes	-	-	-	-	-	(3)	-	(3)	-	(222)	-	(222)

Net income (loss)	$887	$149	$(149)	$887	$890	$169	$(169)	$890	$473	$(230)	$230	$473

_____________________
(a)			Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	December 31, 2004				December 31, 2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$8,204	$23,516	$31,720	$-	$7,783	$22,489	$30,272
Less accumulated depreciation and amortization	-	(1,026)	(9,468)	(10,494)	-	(738)	(9,237)	(9,975)

Total property, plant and equipment - net	-	7,178	14,048	21,226	-	7,045	13,252	20,297

CURRENT ASSETS
Cash and cash equivalents	26	134	65	225	27	98	4	129
Receivables	32	423	590	1,045	16	436	735	1,187
Other	137	285	835	1,257	-	278	876	1,154

Total current assets	195	842	1,490	2,527	43	812	1,615	2,470

OTHER ASSETS
Investment in subsidiaries	7,674	-	(7,674)	-	7,218	-	(7,218)	-
Other	121	1,448	3,011	4,580	110	1,490	2,568	4,168

Total other assets	7,795	1,448	(4,663)	4,580	7,328	1,490	(4,650)	4,168

TOTAL ASSETS	$7,990	$9,468	$10,875	$28,333	$7,371	$9,347	$10,217	$26,935

CAPITALIZATION
Common shareholders' equity	$7,537	$1,525	$(1,525)	$7,537	$6,967	$1,214	$(1,214)	$6,967
Preferred stock of FPL without sinking fund
requirements	-	-	-	-	-	-	5	5
Long-term debt	-	5,214	2,813	8,027	-	5,649	3,074	8,723

Total capitalization	7,537	6,739	1,288	15,564	6,967	6,863	1,865	15,695

CURRENT LIABILITIES
Accounts payable and short-term debt	-	156	1,098	1,254	-	397	1,065	1,462
Other	155	1,180	1,659	2,994	62	809	1,072	1,943

Total current liabilities	155	1,336	2,757	4,248	62	1,206	2,137	3,405

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	192	2,015	2,207	-	178	1,908	2,086
Accumulated deferred income taxes	(5)	816	1,874	2,685	(5)	833	1,275	2,103
Regulatory liabilities	-	-	2,465	2,465	-	-	2,669	2,669
Other	303	385	476	1,164	347	267	363	977

Total other liabilities and deferred credits	298	1,393	6,830	8,521	342	1,278	6,215	7,835

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$7,990	$9,468	$10,875	$28,333	$7,371	$9,347	$10,217	$26,935

_____________________
(a)		Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2004				Year Ended December 31, 2003				Year Ended December 31, 2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY
OPERATING ACTIVITIES	$437	$868	$1,345	$2,650	$1,028	$397	$829	$2,254	$426	$1,227	$685	$2,338

CASH FLOWS FROM
INVESTING ACTIVITIES
Capital expenditures
and independent power
investments	-	(533)	(1,484)	(2,017)	-	(1,486)	(1,408)	(2,894)	-	(2,124)	(1,256)	(3,380)
Capital contributions to FPL	-	-	-	-	(600)	-	600	-	(350)	-	350	-
Other - net	(29)	89	85	145	-	(18)	(177)	(195)	3	208	(98)	113

Net cash used in
investing activities	(29)	(444)	(1,399)	(1,872)	(600)	(1,504)	(985)	(3,089)	(347)	(1,916)	(1,004)	(3,267)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuances of long-
term debt	-	334	235	569	-	2,118	877	2,995	-	1,177	593	1,770
Retirements of
long-term debt	-	(432)	-	(432)	-	(43)	(388)	(431)	-	(32)	(765)	(797)
Retirements of preferred
stock - FPL	-	-	-	-	-	-	(228)	(228)	-	-	-	-
Net change in
short-term debt	-	(284)	(139)	(423)	-	(1,116)	(122)	(1,238)	-	(276)	490	214
Issuances of common stock	110	-	-	110	73	-	-	73	378	-	-	378
Dividends on common stock	(467)	-	-	(467)	(425)	-	-	(425)	(400)	-	-	(400)
Other - net	(52)	(6)	19	(39)	(54)	(15)	21	(48)	(52)	-	-	(52)

Net cash provided by
(used in) financing
activities	(409)	(388)	115	(682)	(406)	944	160	698	(74)	869	318	1,113

Net increase (decrease) in
cash and cash equivalents	(1)	36	61	96	22	(163)	4	(137)	5	180	(1)	184
Cash and cash equivalents
at beginning of year	27	98	4	129	5	261	-	266	-	81	1	82

Cash and cash equivalents
at end of year	$26	$134	$65	$225	$27	$98	$4	$129	$5	$261	$-	$266

_____________________
(a)					Represents FPL and consolidating adjustments.
19. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information is as follows:

	March 31 (a)		June 30 (a)		September 30 (a)		December 31 (a)

	(millions, except per share amounts)
FPL GROUP:
2004

Operating revenues (b)	$2,331		$2,619		$2,983		$2,589
Operating income (b)	$261		$434		$523		$254
Net income (b)	$138		$257		$320		$173
Earnings per share (c)	$0.78		$1.43		$1.78		$0.96
Earnings per share - assuming dilution(c)	$0.77		$1.43		$1.76		$0.94
Dividends per share	$0.62		$0.62		$0.68		$0.68
High-low common stock sales prices	$68.81	-63.34	$67.25	-60.20	$69.85	-62.41	$76.10	-67.33

2003

Operating revenues (b)	$2,082		$2,339		$2,775		$2,435
Operating income (b)	$294		$413		$565		$259
Income before cumulative effect of a
change in accounting principle (b)	$175		$239		$334		$145
Cumulative effect of adopting FIN 46	$-		$-		$(3)		$-
Net income (b)	$175		$239		$331		$145
Earnings per share before cumulative
effect of adopting FIN 46 (c)	$0.99		$1.35		$1.88		$0.81
Cumulative effect of adopting FIN 46 (c)	$-		$-		$(0.02)		$-
Earnings per share (c)	$0.99		$1.35		$1.86		$0.81
Earnings per share before cumulative
effect of adopting FIN 46 -
assuming dilution (c)	$0.99		$1.34		$1.88		$0.81
Cumulative effect of adopting FIN 46 (c)	$-		$-		$(0.02)		$-
Earnings per share - assuming dilution (c)	$0.99		$1.34		$1.86		$0.81
Dividends per share	$0.60		$0.60		$0.60		$0.60
High-low common stock sales prices	$63.77	-53.55	$68.08	-57.74	$67.66	-60.01	$65.98	-62.65

FPL:
2004

Operating revenues (b)	$1,942		$2,172		$2,485		$2,135
Operating income (b)	$199		$357		$466		$294
Net income (b)	$105		$205		$275		$164
Net income available to FPL Group (b)	$105		$205		$275		$164

2003

Operating revenues (b)	$1,757		$2,053		$2,383		$2,100
Operating income (b)	$252		$361		$487		$229
Net income (b)	$139		$203		$281		$133
Net income available to FPL Group (b)	$135		$199		$277		$122
_____________________
(a)

In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period generally will not give a true indication of results for the year.  The per share information does not include the effect of the 2005 stock split.  See Note 12 - Earnings Per Share.

(b)		The sum of the quarterly amounts may not equal the total for the year due to rounding.
(c)		The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2004, FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

Internal Control Over Financial Reporting
(a)	Management's Report on Internal Control Over Financial Reporting See Item 8. Financial Statements and Supplementary Data.
(b)	Attestation Report of the Independent Registered Public Accounting Firm See Item 8. Financial Statements and Supplementary Data.
(c)	Changes in Internal Controls

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

Item 9B.  Other Information

On February 25, 2005, FPL Group entered into an employment agreement with Lewis Hay, III.  The agreement provides for Mr. Hay to be employed as FPL Group's chief executive officer and president and to serve as a director and chairman of FPL Group's board of directors for an initial term of three years beginning January 1, 2005.  Each January 1 thereafter the term of employment is extended an additional year unless either party gives a notice of non-extension no later than 90 days prior thereto.  If FPL Group terminates Mr. Hay's employment without "cause," or if Mr. Hay terminates his employment for "good reason" (each as defined in the agreement) he is entitled to receive a pro rata portion of his annual incentive bonus for the year in which termination occurs (calculated at the higher of target or the average of the bonus received for the prior two years); two times his then current base salary; two times the higher of (i) his average annual incentive bonus for the prior two years or (ii) his then current target annual incentive bonus; a pro rata portion of each outstanding and unvested performance share grant then in progress under FPL Group's Long Term Incentive Plan (calculated as if target performance for the year of termination is achieved); continued vesting in all outstanding and unvested restricted stock awards and stock options for a period of two years following the date of termination; the cash value of two additional years of service credit under all applicable pension, 401(k), and supplemental retirement plans; and continued participation in FPL Group's medical, dental, hospitalization, disability and group life insurance plans for up to two years.  The agreement also provides for certain payments to be made upon termination because of death or disability or upon retirement.  The agreement does not establish Mr. Hay's compensation; however, reduction of his then current base salary, target annual incentive bonus, target long term incentive compensation or aggregate employee benefits (with certain exceptions) constitutes "good reason".  A copy of the employment agreement is filed as exhibit 10(y) to this Form 10-K.

PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this item will be included in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2005 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of FPL Group.

Item 11.  Executive Compensation

The information required by this item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report, the Audit Committee Report (to the extent permitted by the rules of the SEC) and Performance Graph which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

All of FPL Group's equity compensation plans (as defined by applicable SEC regulations) have been approved by its shareholders.  FPL Group's equity compensation plan information as of December 31, 2004 is as follows:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (a) (c)

Equity compensation plans approved by security holders:
FPL Group's Long Term Incentive Plan (b)	4,586,513	$57.83	6,341,671
_____________________
(a)	These shares are also available for issuance as restricted stock and as performance-based stock awards.
(b)	See Note 12 - Earnings Per Share regarding the 2005 stock split.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be included in FPL Group's Proxy Statement under a similar heading, if applicable, and under the headings Executive Compensation, Employment Agreements and Director Compensation and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement under the headings "Fees Paid to Deloitte & Touche LLP" and "Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor" and is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2004 and 2003.  The amounts presented below reflect allocations from FPL Group for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2004	2003

Audit fees (a)	$2,340,000	$1,074,000
Audit-related fees (b)	308,000	479,000
Tax fees (c)	86,000	33,000
All other fees (d)	-	-

Total	$2,734,000	$1,586,000

_____________________
(a)

Audit fees consist of fees billed for professional services rendered for the audit of FPL's and FPL Group's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and FPL Group's Quarterly Reports on Form 10-Q for the fiscal year, attestation of management's assessment of internal control over financial reporting (2004 only), comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of FPL Group's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill their responsibility under Public Company Accounting Oversight Board standards.

(b)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and FPL Group's consolidated financial statements and are not reported under audit fees.  These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, audits of employee benefit plans, due diligence pertaining to acquisitions, consultation on accounting standards and on transactions, and assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley).

(c)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2004 and 2003, all amounts related to tax compliance services.
(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2004 and 2003, there were no other fees incurred in this category.

In accordance with the requirements of Sarbanes-Oxley, FPL Group's Audit Committee's pre-approval policy for services provided by the independent auditor, and the Charter of the Audit Committee, all services performed by Deloitte & Touche  are approved in advance by the Audit Committee.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work or, in cases which meet the de minimus exception in Sarbanes-Oxley, prior to completion of the audit.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.  In fiscal years 2003 and 2004, no fees paid to Deloitte & Touche under the categories Audit-related, Tax and All other fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by Sarbanes-Oxley.
PART IV
Item 15. Exhibits and Financial Statement Schedules
			Page(s)
(a)	1.	Financial Statements

		Management's Report on Internal Control Over Financial Reporting	43
		Attestation Report of Independent Registered Public Accounting Firm	44
		Report of Independent Registered Public Accounting Firm	45
		FPL Group:
		Consolidated Statements of Income	46
		Consolidated Balance Sheets	47
		Consolidated Statements of Cash Flows	48
		Consolidated Statements of Common Shareholders' Equity	49

		FPL:
		Consolidated Statements of Income	50
		Consolidated Balance Sheets	51
		Consolidated Statements of Cash Flows	52
		Consolidated Statements of Common Shareholder's Equity	53
		Notes to Consolidated Financial Statements	54-88

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
Exhibit Number	Description	FPL Group	FPL

*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17, 1990 (filed as Exhibit 4(a) to Post- Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated June 27, 1996 (filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8841)	x
*3(i)c

Amendment to FPL Group's Restated Articles of Incorporation dated May 26,
2004(filed as Exhibit 4(c) to Form S-3, File Nos. 333-116209, 333-116209-01,
333-116209-02, 333-116209-03, 333-116209-04 and 333-116209-05)

x
*3(i)d	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)	x	x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)	x	x
3(i)m	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005	x	x
*3(ii)a	Bylaws of FPL Group as amended February 12, 2001 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
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

x
*4(d)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and six Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172;
Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172;
Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172
and Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File
No. 2-27612)

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
*4(j)

Officer's Certificate of FPL Group Capital, dated February 4, 2002, creating the Series A Debentures due February 16, 2007 (filed as Exhibit 4(j)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

x
*4(k)

Supplemental Officer's Certificate of FPL Group Capital, dated October 27, 2004, to the Officer's Certificate creating the Series A Debentures due February 16, 2007
(filed as Exhibit 4(b) to Form 10-Q for the quarter ended September 30, 2004,
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
*4(p)

Purchase Contract Agreement, dated as of June 1, 2002, between FPL Group and The Bank of New York, as Purchase Contract Agent and Trustee
(filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

x
*4(q)

Pledge Agreement, dated as of June 1, 2002, by and among FPL Group,
JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and
Securities Intermediary, and The Bank of New York, as Purchase Contract
Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended
June 30, 2002, File No. 1-8841)

x
*4(r)

Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities) of FPL Group Capital, dated as of March 1, 2004 (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(s)

Officer's Certificate of FPL Group Capital, dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044 (filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(t)

Preferred Trust Securities Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York (as Guarantee Trustee), dated as of March 15, 2004 (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(u)

Amended and Restated Trust Agreement relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(at) to Post-Effective Amendment No. 3 to
Form S-3, File No. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(v)

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
*10(e)

Supplement to the FPL Group Supplemental Executive Retirement Plan
as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

		x	x
10(f)	FPL Group, Inc. Amended and Restated Long Term Incentive Plan, as amended and restated February 18, 2005	x	x
*10(g)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement (filed as Exhibit 10(a) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(h)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(b) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(i)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10 to Form 8-K dated January 28, 2005, File No. 1-8841)	x	x
*10(j)

Form of FPL Group, Inc. Amended and Restated Long Term Incentive Plan
Stock Option Award - Non-Qualified Stock Option Agreement (filed as
Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
*10(k)

Form of FPL Group, Inc. Amended and Restated Long Term Incentive Plan Stock
Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
10(l)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Shareholder Value Award Agreement	x	x
*10(m)	Form of 2004 Annual Incentive Plan (filed as Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, File No. 1-8841)	x	x
10(n)	Form of FPL Group, Inc. Annual Incentive Plan	x	x
*10(o)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2001 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)	x	x
*10(p)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(q)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(r)	FPL Group Non-Employee Directors Stock Plan dated as of March 17, 1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No. 1-8841)	x
10(s)

Form of Split Dollar Agreement between FPL Group and each of its executive officers who elect to participate, including provisions relating to Certain Officers (as of February 25, 2005 all executive officers participate except Moray P. Dewhurst, and "Certain Officers" include Armando J. Olivera and Antonio Rodriguez)

		x	x
*10(t)

Form of Executive Retention Employment Agreement between
FPL Group and each of Dennis P. Coyle, Lewis Hay, III, Armando J. Olivera and Antonio Rodriguez (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

		x	x
*10(u)

Form of Executive Retention Employment Agreement between
FPL Group and each of Moray P. Dewhurst, John A. Stall and James L. Robo
(filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

		x	x
*10(v)

Amendment to Executive Retention Employment Agreement between FPL Group and Armando J. Olivera, dated as of October 17, 2003 (filed as Exhibit 10(a)
to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8841)

		x	x
10(w)

Form of Amendment to Executive Retention Employment Agreement between
FPL Group and each of Dennis P. Coyle, Moray P. Dewhurst, Lewis Hay, III,
Armando J. Olivera, James L. Robo, Antonio Rodriguez and John A. Stall

		x	x
10(x)	Form of Executive Retention Employment Agreement between FPL Group and each of Robert H. Escoto, Robert L. McGrath and Edward F. Tancer	x	x
10(y)	Employment Agreement between FPL Group, Inc. and Lewis Hay, III dated February 25, 2005	X	x
*10(z)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of FPL Group, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

FPL Group, Inc.
LEWIS HAY, III

Lewis Hay, III Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 25, 2005:

MORAY P. DEWHURST	K. MICHAEL DAVIS

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
H. JESSE ARNELLE	FREDERIC V. MALEK

H. Jesse Arnelle	Frederic V. Malek
SHERRY S. BARRAT	MICHAEL H. THAMAN

Sherry S. Barrat	Michael H. Thaman
ROBERT M. BEALL, II	PAUL R. TREGURTHA

Robert M. Beall, II	Paul R. Tregurtha
J. HYATT BROWN	FRANK G. ZARB

J. Hyatt Brown	Frank G. Zarb
JAMES L. CAMAREN

James L. Camaren

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

ARMANDO J. OLIVERA

Armando J. Olivera President and Director
Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 25, 2005:

LEWIS HAY, III

Lewis Hay, III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)
K. MICHAEL DAVIS

K. Michael Davis Vice President, Accounting, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
ANTONIO RODRIGUEZ

Antonio Rodriguez JOHN A. STALL

John A. Stall EDWARD F. TANCER

Edward F. Tancer