Form 10-K
period 2005-12-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2006-02-23
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 2-27612	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida
Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
FPL Group, Inc.:	Common Stock, $0.01 Par Value and Preferred Share Purchase Rights	New York Stock Exchange
Florida Power & Light Company: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933.

FPL Group, Inc. Yes __X__ No ____	Florida Power & Light Company Yes ____ No __X__

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

FPL Group, Inc. Yes ____ No __X__	Florida Power & Light Company Yes __X__ No ____

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days

FPL Group, Inc. Yes __X__ No ____	Florida Power & Light Company Yes ____ No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "large accelerated filer and accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc. Large Accelerated Filer __X__ Accelerated Filer ____ Non-Accelerated Filer ____
Florida Power & Light Company Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer __X__

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ____    No    X

Aggregate market value of the voting and non-voting common equity of FPL Group, Inc. held by non-affiliates as of June 30, 2005 (based on the closing market price on the Composite Tape on June 30, 2005) was $16,536,560,740.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2005.

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2006: 394,857,526 shares.

As of January 31, 2006, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

________________________________________

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

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning
AFUDC	allowance for funds used during construction
BART	Best Available Retrofit Technology
capacity clause	capacity cost recovery clause, as established by the FPSC
charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
Constellation Energy	Constellation Energy Group, Inc.
CRDM	control rod drive mechanism
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EMF	electric and magnetic fields
EMT	Energy Marketing & Trading
2005 Energy Act	Energy Policy Act of 2005
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
ERCOT	Electric Reliability Council of Texas
EPA	U.S. Environmental Protection Agency
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FIN	FASB Interpretation No.
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
Gexa	Gexa Energy, LP
GridFlorida	GridFlorida LLC
Gulfstream	Gulfstream Natural Gas System, L.L.C.
Holding Company Act	Holding Company Act of 2005
IARC	International Agency for Research on Cancer
IRS	Internal Revenue Service
ISO	independent system operator
kv	kilovolt
kwh	kilowatt-hour
LIBOR	London InterBank Offered Rate
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MAPP	Mid-Continent Area Power Pool
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Council
Note ___	note ___ to consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982
NYPP	New York Power Pool
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PJM	PJM Interconnection, L.L.C.
PMI	FPL Energy Power Marketing, Inc.
PTC	production tax credits
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
RFC	ReliabilityFirst Corporation
RFP	request for proposal
ROE	return on common equity
RTO	regional transmission organization
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SERC	Southeastern Electric Reliability Council
SPP	Southwest Power Pool
VIE	variable interest entity
WECC	Western Electricity Coordinating Council

FPL Group, FPL, FPL Group Capital and FPL Energy each have subsidiaries and affiliates with names that include FPL, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and FPL Energy are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to important factors included in Part I, Item 1A.  Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group's and/or FPL's operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I

Item 1.  Business

FPL GROUP

FPL Group was incorporated in 1984 under the laws of Florida.  FPL Group's principal subsidiary, FPL, is a rate-regulated utility engaged primarily in the generation, transmission, distribution and sale of electric energy.  FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for FPL Group's operating subsidiaries other than FPL.  The business activities of these operating subsidiaries primarily consist of FPL Energy's competitive energy business.  At December 31, 2005, FPL Group and its subsidiaries employed approximately 12,400 people.  For financial information regarding FPL Group's business segments, see Note 17.

In August 2005, President Bush signed into law the 2005 Energy Act, which substantially affected the regulation of energy companies.  The 2005 Energy Act included provisions that, among other things, amended federal energy laws, provided the FERC with new oversight responsibilities, repealed the Public Utility Holding Company Act of 1935, as amended, which regulated the financial structure of certain utility holding companies and, among other things, restricted mergers and acquisitions in the electric industry, and enacted the Holding Company Act.  FPL Group is a holding company, as defined in the Holding Company Act.

In December 2005, FPL Group and Constellation Energy announced a proposed merger.  The combined company is expected to be the nation's largest competitive energy supplier based on generation and have the second largest electric utility portfolio based on number of customers served.  The companies are working to complete the merger by the end of 2006.  However, completion of the merger and the actual closing date depend upon the satisfaction of a number of conditions, including shareholder approvals and the receipt of required regulatory approvals.  For additional information concerning the proposed merger, see Note 2.

Website Access to SEC Filings.  FPL Group and FPL make their SEC filings, including their annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group.  FPL supplies electric service to a population of more than eight million throughout most of the east and lower west coasts of Florida.  During 2005, FPL served approximately 4.3 million customer accounts.  The percentage of FPL's operating revenues by customer class was as follows:
	Years Ended December 31,

	2005	2004	2003

Residential	55%	54%	56%
Commercial	37	37	37
Industrial	3	3	3
Other, including deferred or recovered clause revenues, the net change in
unbilled revenues and any provision for retail rate refund	5	6	4

	100%	100%	100%

FPL currently holds 174 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2035.  Of the 174 franchise agreements, four expire in 2006, 18 expire in 2007 and 85 expire during the period 2008 through 2015.  Ongoing negotiations are taking place to renew franchises with upcoming expirations.  FPL considers its franchises to be adequate for the conduct of its business.

See the discussion of the proposed merger with Constellation Energy under FPL Group above.

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2005 operating revenues.  Retail operations are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC with respect to certain aspects of its operations, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.  In addition, FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and retirement of nuclear power plants and subject these plants to continuing review and regulation.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  The rate of return on rate base approximates FPL's weighted-average cost of capital, which includes its costs for debt and preferred stock and, typically, an allowed ROE.  The FPSC monitors FPL's actual ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings or through negotiations, which occur at irregular intervals at the initiative of FPL, the FPSC, the State of Florida Office of Public Counsel or a substantially affected party.

In August 2005, FPL and all of the interveners in its 2005 rate case filing signed a stipulation and settlement agreement regarding FPL's retail base rates, which was subsequently approved by the FPSC (2005 rate agreement).  The 2005 rate agreement will be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005 (2002 rate agreement).

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap for 2006 will be $3,991 million and $4,156 million, respectively, which was established by using the 2005 revenue sharing threshold and cap of $3,880 million and $4,040 million, respectively, and increasing them by the average annual growth rate in retail kwh sales for the ten-year period ending December 31, 2005.  For each succeeding year, retail base rate revenue sharing threshold and cap amounts will be established by increasing the prior year's threshold and cap by the sum of the following: (i) the average annual growth rate in retail kwh sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates will be based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL suspended contributions of $20.3 million per year to its storm and property insurance reserve beginning in January 2006 and has the ability to recover prudently incurred storm restoration costs, either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

FPL will not have an authorized regulatory ROE under the 2005 rate agreement for the purpose of addressing earnings levels.  For all other regulatory purposes, FPL will have an ROE of 11.75%.  The revenue sharing mechanism described above will be the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

The 2002 rate agreement provided for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%, as well as a revenue sharing mechanism based on stated thresholds.  During the term of the 2002 rate agreement, FPL did not have an authorized regulatory ROE range for the purpose of addressing earnings levels and FPL reduced depreciation on its plant in service by $125 million each year.

Fuel costs are recovered from customers through levelized charges per kwh established under the fuel clause.  These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage.  Due to the significant increase in fuel costs during 2005, FPL filed several revisions to its estimated true-up adjustment.  In 2005, approximately $4.1 billion of costs were recovered through the fuel clause.  The FPSC has approved a risk management fuel procurement program which is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs.  See Energy Marketing and Trading, Management's Discussion - Results of Operations, Note 1 - Regulation and Note 4.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause and base rates.  In 2005, approximately $651 million of costs were recovered through the capacity clause.  Costs associated with implementing energy conservation programs totaled approximately $176 million in 2005 and were recovered from customers through the energy conservation cost recovery clause.  Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $24 million in 2005 and are recovered through the environmental clause to the extent not included in base rates.

FPL was impacted by Hurricanes Dennis, Katrina, Rita and Wilma in 2005 and by Hurricanes Charley, Frances and Jeanne in 2004.  These hurricanes did major damage in parts of FPL's service territory and collectively resulted in customer power outages in 2005 and 2004 of 5.3 million and 5.4 million, respectively.  At December 31, 2005, storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At December 31, 2005, FPL's storm reserve deficiency totaled approximately $1.1 billion.  The storm reserve deficiency associated with the 2004 hurricanes, plus interest, is being recovered primarily through a storm damage surcharge applied to retail customer bills over a 36-month period that began in February 2005, and totaled approximately $297 million at December 31, 2005.  The remaining balance of the storm reserve deficiency primarily relates to the storm restoration costs associated with 2005 hurricanes.  In January 2006, FPL petitioned the FPSC for approval to recover approximately $1.7 billion of storm costs through the issuance of $1,050 million of storm recovery bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes.  The storm bond proceeds will provide for the net-of-tax recovery of the remaining balance of the unrecovered hurricane costs of $1,040 million (estimated balance as of July 31, 2006) and the replenishment of the storm reserve to approximately $650 million.  If the FPSC determines that the storm restoration costs should not be securitized and instead should be recovered through another means, FPL has recommended as an alternative recovering the 2005 hurricane costs through a surcharge over approximately three years and implementing a separate surcharge to fund a $650 million storm reserve.  The FPSC's decision is expected in May 2006.  On February 2, 2006, several interested parties filed a motion to dismiss FPL's petition, claiming that the petition did not satisfy certain technical requirements.  FPL filed its response to the motion on February 6, 2006, asserting that the requirements cited are not applicable to FPL's petition and which were met in any event.  The FPSC has the right to review FPL's storm charges for prudence, and has the authority to determine the manner and timing of recovery.  See Note 1 -  Storm Reserve Deficiency.

In January 2006, the FPSC held an electric infrastructure workshop to discuss the damage to electric utility facilities incurred due to recent hurricanes and to explore ways of minimizing damage and resulting outages to customers in the future.  Presentations on hurricane issues were made by representatives of city governments, vendors and the Florida utilities.  On January 30, 2006, FPL filed a report with the FPSC outlining its Storm Secure Plan, a new initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators.  On February 7, 2006, the FPSC approved a rule that requires the Florida electric utilities to inspect their transmission and distribution wood poles on an eight-year inspection cycle and file an annual report with the FPSC regarding such inspections.  The FPSC has scheduled a meeting for February 27, 2006 to discuss what the next step(s) will be.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  In 2005, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Such a regulatory restructuring, if enacted in Florida, would most likely result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers.  Although the legislation and initiatives in other states vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets.  It is generally believed that transmission and distribution activities would remain regulated.  Within the last few years, these state restructuring efforts have diminished, and several states have delayed the implementation or reversed previously approved restructuring legislation and rules.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Note 1 - Regulation.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the needed generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC approve the terms of the power purchase agreement and, if appropriate, provide the required authorization for the construction of the bidder's generation capacity.  In August 2005, FPL issued part one of a two-part RFP for additional power resources beginning in 2009.  FPL's self-build approach calls for building two approximately 1,200 mw natural gas-fired combined-cycle units in western Palm Beach County, Florida, that would be operational in 2009 and 2010.  In January 2006, after evaluating alternative proposals, FPL concluded that its self-build approach is the most cost-effective alternative to satisfy the need for additional power resources in 2009 and 2010.  FPL plans to issue part two of this RFP in 2006 soliciting competitive bids for additional power resources beginning in 2012.  FPL's self-build approach calls for building two approximately 850 mw advanced technology coal generating units that would be operational in 2012 and 2013.

The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area.  In early 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida.  In late 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal.  In early 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida from a for-profit transmission company to a non-profit ISO.  In late 2002, the FPSC approved many of the aspects of the modified RTO proposal, administratively approving recovery of GridFlorida's incremental costs through the capacity clause.  During 2004, the FPSC held workshops to address additional GridFlorida issues.  In 2005, an independent consulting firm performed a cost benefit analysis of GridFlorida and concluded that GridFlorida would not be cost effective for the retail customers of the GridFlorida participants.  In January 2006, FPL and the other GridFlorida participants petitioned the FPSC to approve the withdrawal of the GridFlorida proposal.

System Capability and Load.  During 2005, FPL completed the addition of approximately 1,900 mw of natural gas combined-cycle generation at its Martin and Manatee sites.  FPL is currently constructing an 1,150 mw natural gas-fired plant at its Turkey Point site with a planned in-service date of mid-2007.  See Competition above regarding an RFP for additional power generation resources beginning in 2009.

At December 31, 2005, FPL's resources for serving load consisted of 23,768 mw, of which 20,777 mw are from FPL-owned facilities (see Item 2 - Generating Facilities) and 2,991 mw are obtained through purchased power contracts (see Note 16 - Contracts).  FPL's projected reserve margin for the summer of 2006 is approximately 19.5%.  This reserve margin will be achieved through the combination of output from FPL's generating units, purchased power contracts and the capability to reduce peak demand through the implementation of load management, which was estimated to be 1,387 mw at December 31, 2005.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory.  During the summer of 2005, FPL set four all-time system peaks: 21,220 mw on July 5, 2005, 21,434 mw on July 6, 2005, 21,611 mw on July 21, 2005 and 22,361 on August 17, 2005.  FPL had adequate resources available at the time of these peaks to meet customer demand.

Capital Expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  FPL's capital expenditures totaled $1.8 billion in 2005 (including AFUDC of approximately $41 million), $1.4 billion in 2004 (including AFUDC of approximately $48 million) and $1.4 billion in 2003 (including AFUDC of approximately $18 million).  Capital expenditures for 2006 through 2010 are estimated as follows:
	2006	2007	2008	2009	2010	Total

FPL:	(millions)
Generation: (a)
New (b)	$255	$520	$605	$660	$500	$2,540
Existing	450	455	330	395	285	1,915
Transmission and distribution	750	665	640	640	645	3,340
Nuclear fuel	75	120	85	125	135	540
General and other	145	170	165	160	165	805

Total	$1,675	$1,930	$1,825	$1,980	$1,730	$9,140

____________________
(a)	Includes AFUDC of approximately $39 million, $30 million, $51 million, $72 million and $71 million in 2006, 2007, 2008, 2009 and 2010, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources and Note 16 - Commitments.

Nuclear Operations.  FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie.  Turkey Point Units Nos. 3 and 4 received operating license extensions in 2002, which give FPL the option to operate these units until 2032 and 2033, respectively.  The NRC extended the operating licenses for St. Lucie Units Nos. 1 and 2 during 2003, which give FPL the option to operate these units until 2036 and 2043, respectively.  The original license expiration dates for Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 were 2012, 2013, 2016 and 2023, respectively.  The depreciation and decommissioning rates approved as part of the 2005 rate agreement reflect the license extensions received for Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.  Scheduled nuclear refueling outages by unit are as follows:
Refueling Outage

Unit	Most Recent	Next Scheduled

St. Lucie Unit No. 1	Fall 2005	Spring 2007
St. Lucie Unit No. 2	January 2005	Spring 2006
Turkey Point Unit No. 3	Fall 2004	Spring 2006
Turkey Point Unit No. 4	Spring 2005	Fall 2006

The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years prior to the projected end of plant operation.  FPL's current plans, under the extended operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

In 2003, the NRC issued an order requiring all pressurized water reactor licensees, including FPL, to perform visual and volumetric inspections of reactor vessel heads at each unit's scheduled refueling outage to identify if degradation such as cracking or corrosion has occurred.  In conjunction with the NRC order, FPL has performed visual and volumetric inspections of its nuclear units' reactor vessel heads during their scheduled refueling outages since October 2002.  FPL replaced the reactor vessel heads at Turkey Point Unit No. 3, Turkey Point Unit No. 4 and St. Lucie Unit No. 1 during their scheduled refueling outages in the fall of 2004, spring of 2005 and fall of 2005, respectively, and therefore no further inspections will be required at these units until 2009.  The inspections during scheduled refueling outages at St. Lucie Unit No. 2 revealed CRDM nozzles with cracks, which were repaired during the outages in 2003 and 2005.  It is anticipated that additional CRDM nozzle repairs will be needed at St. Lucie Unit No. 2's next scheduled outage.  FPL intends to replace the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  The cost to replace St. Lucie Unit No. 2's reactor vessel head, including AFUDC, is included in FPL's estimated capital expenditures.  See Management's Discussion - Results of Operations - FPL and Note 16 - Commitments.

St. Lucie Unit No. 2's steam generators are reaching the end of their useful life.  As flaws are identified in individual tubes, they are plugged in order to prevent the tubes from leaking during plant operations.  To date, 18.9% of these tubes have been plugged.  In January 2005, FPL received permission from the NRC to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  Current projections indicate that the 30% tube plugging limit could be exceeded during St. Lucie Unit No. 2's next scheduled refueling outage.  FPL is planning to repair any tubes exceeding the 30% tube plugging limit by inserting metal sleeves inside the degraded tubes (sleeving) and has requested NRC approval to sleeve degraded tubes as an alternative to plugging.  Sleeving degraded tubes is expected to increase the cost and length of the outage.  FPL intends to replace the steam generators along with the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  The cost to replace St. Lucie Unit No. 2's steam generators, including AFUDC, is included in FPL's estimated capital expenditures above.  See Management's Discussion - Results of Operations - FPL and Note 16 - Commitments.  The replacement of the reactor vessel head and steam generators is expected to add approximately 55 days to the number of days St. Lucie Unit No. 2 is removed from service during a typical scheduled refueling outage.

During 2003, nuclear utilities, other than FPL, identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  Due to the amount of time and cost associated with correcting potential leaks, FPL replaced St. Lucie Unit No. 1's pressurizer during its fall 2005 outage and plans to repair St. Lucie Unit No. 2's pressurizer heater sleeves and other penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost is included in FPL's estimated capital expenditures above.  Since the 2004 NRC bulletin was issued, no leaks have been identified based on inspections at St. Lucie Unit No. 2.  See Note 16 - Commitments.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

Fuel.  FPL's generating plants use a variety of fuels.  See Item 2 - Generating Facilities and Note 16 - Contracts.  The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve a more economical fuel mix.

FPL has four firm transportation contracts in place with FGT and one firm transportation contract with Gulfstream that together will satisfy substantially all of the anticipated needs for natural gas transportation at its existing units.  The four existing FGT contracts expire between 2015 and 2022, while the Gulfstream contract expires in 2028.  The two contracts expiring in 2015 may be extended by FPL until 2030.  To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT and Gulfstream based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.

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

FPL leases nuclear fuel for all four of its nuclear units.  See Note 1 - Nuclear Fuel.  In 2003, FPL Group and FPL began consolidating the lessor entity in accordance with FIN 46, "Consolidation of Variable Interest Entities."  See Note 9 - FPL.  The contracts for the supply, conversion, enrichment and fabrication of FPL's nuclear fuel have expiration dates ranging from December 2006 through 2013.  Currently, FPL is storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 2005, FPL has paid approximately $541 million in such fees to the DOE's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations.  In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants.  The matter is pending.  In the interim, FPL is investigating other alternatives to provide adequate storage capacity for all of its spent nuclear fuel.  Based on current projections, FPL will lose its ability to store additional spent fuel on site for St. Lucie Unit No. 1 in 2008, St. Lucie Unit No. 2 in 2007, Turkey Point Unit No. 3 in 2010 and Turkey Point Unit No. 4 in 2012.  These projections are based on additional space provided by new cask pit area storage racks installed at the Turkey Point Units Nos. 3 and 4 and St. Lucie Unit No. 1 spent fuel pools in 2004.  St. Lucie Unit No. 2's cask pit rack is expected to be completed in the summer of 2006, which will extend its capability to store spent fuel through 2010.  In addition, degradation in a material used in the spent fuel pools at St. Lucie Unit No. 1 and Turkey Point Units Nos. 3 and 4 could result in implementation of alternative spent fuel storage options sooner than projected.  FPL plans to begin using dry storage casks to store spent fuel at the St. Lucie Units prior to 2009 and at the Turkey Point Units prior to 2010, which would extend their capability to store spent fuel indefinitely.  The cost for the dry storage casks is included in FPL's estimated capital expenditures above.

In 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste depository.  The Yucca Mountain site is the DOE's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste.  During May and July 2002, Congress overrode the Notice of Disapproval through a majority vote of both houses.  The President signed the joint resolution of Congress into law in 2002.  The State of Nevada has initiated legal actions to attempt to block the project.  In 2004, the U.S. Court of Appeals for the District of Columbia Circuit ruled on a series of challenges to the statutes and regulations established to govern a nuclear waste depository at the Yucca Mountain site.  The court denied all the challenges except for one, regarding an EPA rule governing the time period the public would be protected from hypothetical radiation leaks at the Yucca Mountain repository.  The court's decision will likely result in revisions to the EPA's and NRC's licensing rules for Yucca Mountain and could further delay the licensing process for Yucca Mountain.  The DOE is no longer projecting when the nuclear waste depository will be completed.

Energy Marketing and Trading.  EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess gas, oil and electricity.  EMT also uses derivative instruments, such as swaps, options and forwards to manage the commodity price risk inherent in fuel and electricity sales and purchases.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking, Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 4.

Environmental.  Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters.  Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities.  During 2005, FPL spent approximately $41 million on capital additions to comply with environmental laws and regulations.  FPL's capital expenditures to comply with environmental laws and regulations are estimated to be $236 million for 2006 through 2008, including approximately $89 million in 2006, and are included in estimated capital expenditures set forth in Capital Expenditures above.  Environmental regulations are subject to change.  The following is a discussion of emerging federal initiatives and rules that could potentially affect FPL.  FPL would generally seek recovery under its environmental clause for compliance costs associated with any new environmental laws and regulations.

Climate Change - As a participant in President Bush's Climate Leader Program to reduce greenhouse gas intensity in the United States by 18% by 2012, FPL has inventoried its greenhouse gas emission rates and FPL Group has committed to a 2008 reduction target of 18% below a 2001 baseline emission rate measured in pounds per megawatt-hour.  FPL believes that the planned operation of its generating portfolio, along with its current efficiency initiatives, greenhouse gas management efforts and increased use of renewable energy, will allow it to achieve this target.

In addition to the voluntary initiative, the U.S. Congress is considering several legislative proposals that would establish new mandatory regulatory requirements and reduction targets for greenhouse gases.  Based on the most current reference data available from government sources, FPL is among the lowest emitters of greenhouse gases measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these legislative proposals have differing methods of implementation and the impact on FPL's generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of a mandatory program.

Multi-Pollutant Legislation - The U.S. Congress and the Bush Administration are considering several legislative proposals that would establish new regulatory requirements and reduction targets for sulfur dioxide, nitrogen oxide, mercury, and in some proposals, carbon dioxide.  Based on the most current reference data available from government sources, FPL is among the lowest generators of these emissions when measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these multi-pollutant proposals have differing methods of implementation and the impact on FPL's generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of any legislation enacted.

Clean Air Act Mercury/Nickel Rule - In 2005, the EPA proposed a final rule to regulate mercury emissions from coal-fired electric utility steam generating units under Section 111 of the Clean Air Act.  The EPA's proposed final rule seeks to reduce mercury emissions starting in 2010 through "cobenefits" reduction occurring as a result of pollution control equipment currently installed or to be installed in response to the Clean Air Interstate Rule or other environmental rules.  This proposed final rule would also allow the EPA to implement a mercury emissions trading program.  There is considerable opposition to the proposed final rule from environmental groups, which contend that there should be more stringent control of mercury emissions.  While the final requirements are uncertain, it is possible that Scherer Unit No. 4, St. Johns River Power Park Units Nos. 1 and 2 and certain coal-fired units from which FPL purchases power, may be required to add additional pollution control equipment or purchase emission allowances in order to achieve compliance with the proposed mercury emission limits.

During 2005, the EPA determined that new data indicated that nickel emissions from oil-fired units should not be regulated under Section 112 of the Clean Air Act, which set Maximum Achievable Control Technology standards, and as a result the EPA published a final rule delisting nickel from the requirements of regulation under Section 112.  Both the mercury and nickel rulemaking decisions are being challenged by various states and environmental groups.

Clean Air Interstate Rule (CAIR) - In 2005, the EPA published a final CAIR that requires sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions reductions from electric generating units in 28 states where their emissions are transported to downwind states allegedly resulting in fine particulate (PM 2.5) and ozone non-attainment.  The final rule requires phased reductions in SO2 emissions by 2010 and by 2015, and reductions in NOx emissions by 2009 and by 2015, eventually reaching a nationwide reduction of 65% below a 2002 baseline emission rate for each.  In the final rule, through the use of modeling data, the states in which FPL facilities are located were determined to be contributors of PM 2.5 and/or ozone production in downwind states.  However, FPL believes that the emissions from most of its Florida generating facilities are not affecting the non-attainment status of downwind areas.  In July 2005, FPL Group filed a petition for reconsideration with the EPA and a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the SO2 and NOx provisions in CAIR.  In November 2005, the EPA agreed to reconsider several issues raised regarding the final rule.  The EPA plans to issue a decision on all issues by March 15, 2006.  While the final requirements are uncertain, it is possible that the FPL generating facilities in Florida and Georgia may be required to add additional SO2 and NOx controls or purchase emissions allowances to meet the compliance requirements of the final rule.

Clean Air Visibility Rule - In 2005, the EPA issued the Clean Air Visibility Rule to address regional haze in areas which include certain national park and wilderness areas through the installation of BART for electric generating units.  BART eligible units include those built between 1962 and 1977 that have the potential to emit more than 250 tons of visibility-impairing pollution a year.  The rule requires states to identify the facilities required to install BART controls by 2008 and allows for a five-year period to implement pollution controls.  While the impact of final BART requirements are uncertain, it is possible that some of FPL's BART eligible units may be required to add additional controls or switch fuels to meet the BART compliance requirements.

Clean Water Act Section 316(b) - In 2004, the EPA issued a rule under Section 316(b) of the Clean Water Act to address intake structures at existing power plants with once-through cooling water systems.  The rule requires FPL to demonstrate that it has met or will meet new impingement mortality (the loss of organisms against screens and other exclusion devices) and/or entrainment (the loss of organisms by passing them through the cooling system) reductions by complying with one of five alternatives, including the authorized use of technology, operational measures or restoration measures, and may involve the performance of biological studies.  The rules will impact eight of FPL's generating facilities (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie).  FPL will be conducting the necessary studies/analyses over the next several years and implementing solutions based upon regulatory approvals.  The total cost of these solutions, as well as any ongoing biological monitoring that may be required, has not yet been determined.

Electric and Magnetic Fields.  Since the 1970s, there has been public, scientific, and regulatory attention given to the question of whether EMF causes or contributes to adverse health effects.  These fields exist whenever there is a flow of electricity, including in power lines, appliances and building wiring.  Some epidemiological studies (which typically examine the incidence of disease in population groups) have reported a statistical association between EMF and some types of cancer, including childhood and adult leukemia.  Other studies have not reported any such relationship.  Neither these epidemiological studies nor the more controlled laboratory studies of EMF have produced conclusive evidence that EMF causes or contributes to any adverse health effects.

In 1999, the National Institute of Environmental Health Sciences, at the culmination of a five-year federally supported research effort, pronounced that the scientific support for an EMF-cancer link is marginal and concluded that the probability that EMF exposure is truly a health hazard is small but cannot be completely discounted.

In 2001, the IARC conducted an evaluation of power frequency EMF and cancer; it classified power frequency magnetic fields as "possibly carcinogenic" based on an association with childhood leukemia reported in some epidemiology studies.  The IARC did not conclude that power frequency EMF cause or contribute to the development of childhood leukemia or any other cancer.  In 2002, the California Department of Health Services (DHS) submitted its EMF Risk Evaluation report to the California Public Utility Commission.  The report concluded in part that "To one degree or another, all three of the DHS scientists are inclined to believe that EMF can cause some degree of increased risk of childhood leukemia, adult brain cancer, Lou Gehrig's Disease, and miscarriage."

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

Employees.  FPL had approximately 10,200 employees at December 31, 2005.  Approximately 32% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2008.

FPL ENERGY OPERATIONS

General.  FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing competitive energy business.  It is a limited liability company organized under the laws of Delaware.  FPL Energy through its subsidiaries currently owns, develops, constructs, manages and operates domestic electric-generating facilities in wholesale energy markets.  FPL Energy also provides full service requirements services to distribution utilities in certain markets.  FPL Energy manages or participates in the management of approximately 90% of its projects, which represent approximately 97% of the net generating capacity in which FPL Energy has an ownership interest.  At December 31, 2005, FPL Energy had ownership interests in operating independent power projects with a net generating capability totaling 12,053 mw (see Item 2 - Generating Facilities).  Generation capacity spans various regions, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  At December 31, 2005, the percentage of capacity by NERC region or power pool was:
NERC Region/Power Pool	Percentage of Generation Capacity

MAPP/RFC/SPP/ERCOT	37%
NEPOOL/NYPP	24%
SERC/PJM	23%
WECC	16%
Fuel sources for these projects were as follows:
Fuel Source	Percentage of Generation Capacity

Natural Gas	54%
Wind	26%
Nuclear	9%
Oil	6%
Hydro	3%
Other	2%

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas, which serves approximately 1,200 mw of peak load to over 160,000 commercial and residential customers as of December 31, 2005.  The Texas commodity markets have recently experienced significant price increases, which have led some regulators, government officials and other interested parties to call for a review of the structure and operation of the Texas retail market.  FPL Energy is unable to predict whether such review will occur or result in any changes to the market structure.  However, if changes occur in the market structure, such changes could affect Gexa's ability to sign and retain new and existing customers.  FPL Energy will continue to monitor these events.

FPL Energy expects its future capacity growth to come primarily from wind development benefiting from the extension of the production tax credit program through 2007 for new wind facilities, as well as from asset acquisitions.  FPL Energy plans to add approximately 625 mw to 750 mw of new wind generation in each of 2006 and 2007, including over 700 mw which are currently under construction or have been approved by FPL Group's board of directors.  In January 2006, FPL Energy completed the acquisition of a 70% interest in Duane Arnold.  See Nuclear Operations.  Also, see the discussion of the proposed merger with Constellation Energy under FPL Group above.

FPL Energy's capital expenditures and investments totaled approximately $0.9 billion, $0.4 billion and $1.6 billion in 2005, 2004 and 2003, respectively.  Capital expenditures for 2006 through 2010 are estimated as follows:
	2006	2007	2008	2009	2010	Total

	(millions)
FPL Energy:
Wind (a)	$960	$930	$5	$5	$5	$1,905
Nuclear (b)	495	85	40	85	100	805
Gas	45	15	15	5	-	80
Other	10	10	10	10	10	50

Total	$1,510	$1,040	$70	$105	$115	$2,840

____________________
(a)	Capital expenditures for new wind projects are estimated through 2007, when eligibility for PTCs for new wind projects is scheduled to expire.
(b)	Includes nuclear fuel and, in 2006, the acquisition of a 70% interest in Duane Arnold (see Nuclear Operations).

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources and Note 16 - Commitments.

Regulation.  At December 31, 2005, FPL Energy had ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 96% of FPL Energy's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  FPL Energy's exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  In addition, approximately 4% of FPL Energy's net generating capacity has qualifying facility status under PURPA.  FPL Energy's qualifying facilities generate electricity from wind, solar, fossil fuels, biomass or waste-product combustion.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

FPL Energy continues to evaluate developing regional market designs.  California is scheduled to implement a revised market design in 2007.  ERCOT is considering adopting a revised market design with potential implementation in 2009.  In both markets, the final market design is not fully known at this time and FPL Energy is currently unable to determine the effects, if any, on its operations resulting from the implementation of such market designs.

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

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy.  Opportunities exist for the selective acquisition of generation assets divested under deregulation plans or available from other competitors and for the construction and operation of efficient plants that can sell power in competitive markets.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.  As of December 31, 2005, FPL Energy had 86% of its on-peak capacity under contract for 2006.  Over the last several years, contracting for the sale of electricity output was more difficult as a result of overcapacity in certain regions and diminished market liquidity due to fewer creditworthy counterparties.  However, the major markets in which FPL Energy operates have shown signs of continued improvement since 2004, such as improved spark spreads and energy prices in ERCOT and NEPOOL.  The combination of new wind projects, expected increase in contribution from merchant assets and asset acquisitions are expected to be the key drivers in supporting FPL Energy's growth over the next few years.

Portfolio by Category.  FPL Energy's assets can be categorized into the following three groups:  wind assets, contracted assets and merchant assets.

As of December 31, 2005, FPL Energy's capacity under contract for 2006 and 2007 was as follows:
	2006			2007

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	3,166	97%	(b)	3,287	93%	(b)
Contracted (c)	2,461	99%	(b)	2,461	99%	(b)
Merchant: (d)
NEPOOL	2,281	74%	(e)	2,454	49%	(e)
ERCOT	2,598	87%	(e)	2,627	37%	(e)
All other	1,417	58%	(e)	1,372	18%	(e)

Total portfolio (f)	11,921	86%	(e)	12,200	65%	(e)

_____________________
(a)

Weighted to reflect projected in-service dates, planned maintenance, Seabrook's planned refueling outage and power uprate in 2006, the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold and its planned refueling outage in 2007, and expected production from renewable resource assets.

(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Represents on-peak mw under contract.
(f)	Totals may not add due to rounding.

Wind Assets - At December 31, 2005, FPL Energy had ownership interests in wind plants with a combined capacity of approximately 3,192 mw (net ownership).  The majority of these wind assets have contracts with utilities and power marketers predominantly under fixed-price agreements with expiration dates ranging from 2011 to 2030.  FPL Energy operates all but six of these wind facilities.  Approximately 92% of FPL Energy's net ownership in wind facilities has received exempt wholesale generator status as defined under the Holding Company Act.  The remaining facilities have qualifying facility status under PURPA.  FPL Energy's wind facilities are located in fifteen states, thereby reducing weather-related performance risk on a portfolio basis.

FPL Energy plans to add approximately 625 mw to 750 mw of new wind generation in each of 2006 and 2007, including over 700 mw which are currently under construction or have been approved by FPL Group's board of directors.

Contracted - At December 31, 2005, FPL Energy had 2,046 mw of contracted assets.  The contracted category includes all projects with mid- to long-term contracts for substantially all of their output.  Essentially all of these contracted assets were under power sales contracts with utilities, with contract expiration dates ranging from 2008 to 2020 and have firm fuel and transportation agreements with expiration dates ranging from 2009 to 2033.  Approximately 1,776 mw of this capacity is gas-fired generation.  The remaining 270 mw uses a variety of fuels and technologies such as waste-to-energy, oil, solar, coal and petroleum coke.  As of December 31, 2005, approximately 89% of FPL Energy's contracted generating capacity is from power plants that have received exempt wholesale generator status under the Holding Company Act, while the remaining 11% have qualifying facility status under PURPA.  In January 2006, FPL Energy completed the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold.  FPL Energy is selling its share of the output of Duane Arnold to Interstate Power and Light Company, a subsidiary of Alliant Energy Corporation (IP&L), under a long-term contract expiring in 2014.  See Nuclear Operations below.

Merchant Assets - At December 31, 2005, FPL Energy's portfolio of merchant assets includes 6,815 mw of owned nuclear, natural gas, oil and hydro generation, of which 2,700 mw is located in the ERCOT region, 2,643 mw in the NEPOOL region and 1,472 mw in other regions.  The merchant assets include 877 mw of peak generating facilities.  Merchant assets are plants that do not have long-term power sales agreements to sell their output and therefore require active marketing and hedging.  Approximately 77% of the merchant assets have gas supply agreements or a combination of gas supply and transportation agreements to provide for on-peak gas requirements.  PMI uses derivative instruments (primarily swaps, options and forwards) to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Reducing market risk through these instruments introduces other types of risk however, primarily counterparty and operational risks.

Nuclear Operations.  FPL Energy owns an 88.23% undivided interest, or 1,076 mw, in Seabrook, a nuclear power plant located in New Hampshire.  FPL Energy is responsible for all plant operations and the ultimate decommissioning of the plant, the cost of which will be shared on a pro-rata basis by the joint owners.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - FPL Energy.  In December 2005, FPL Energy obtained NRC approval to extend the unit's operating license from 2026 to 2030 to recapture the period of non-operation from 1986 to 1990.  FPL Energy intends to seek approval from the NRC to renew the unit's operating license for an additional 20 years.  If granted, this approval would extend the term of the NRC operating license for Seabrook to 2050.  In May 2005, Seabrook completed its first phase of a power uprate which increased FPL Energy's net plant output from 1,024 mw to 1,076 mw.  Seabrook is periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Seabrook is scheduled to complete the second phase of the uprate during its next scheduled refueling outage in the fall of 2006, the estimated future costs of which are included in FPL Energy's estimated capital expenditures above.  The uprate is anticipated to increase Seabrook's net plant output to 1,106 mw.

In 2003, the NRC issued an order requiring all pressurized water reactor licensees, including Seabrook, to perform visual and volumetric inspections of reactor vessel heads at certain scheduled refueling outages to identify if degradation such as cracking or corrosion has occurred.  Seabrook will be required to perform 100% visual and volumetric inspections during the fall 2006 refueling outage, and subsequently, visual inspections every third refueling outage and volumetric inspections every fourth refueling outage.

Seabrook has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2006 to 2014.  See Note 16 - Contracts.  Currently, Seabrook is storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The total cumulative amount of such fees paid to the DOE's nuclear waste fund for Seabrook, including amounts paid by all joint owners since the start of Seabrook's operation, is approximately $122 million, of which FPL Energy has paid approximately $24 million since the date of the Seabrook acquisition.  In 2004, FPL Energy and Seabrook's other joint owners filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from the Seabrook facility.  The matter is pending.  For details on the current status of permanent fuel storage with the DOE see FPL Operations - Fuel.  Based on current projections, FPL Energy will lose its ability to store spent fuel at Seabrook as early as 2009.  FPL Energy is proceeding with a dry cask storage system which will be placed into commercial operation prior to 2009, the cost of which is included in FPL Energy's estimated capital expenditures above.  This would allow for all of Seabrook's spent fuel to be stored on site, including spent fuel storage through its license extension period of 2050, if granted.

In January 2006, FPL Energy completed the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold, a nuclear power plant located near Cedar Rapids, Iowa, from IP&L.  FPL Energy is selling its share of the output of Duane Arnold to IP&L, under a long-term contract expiring in 2014.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, the cost of which will be shared on a pro-rata basis by the joint owners.  FPL Energy expects to file for a license extension for the plant in 2009, which, if approved, will enable the plant to continue to operate for an additional 20 years beyond its current license expiration of 2014.  Duane Arnold's next scheduled refueling outage is in February 2007.  Duane Arnold is using a spent fuel pool and dry cask storage for storing its spent fuel.

Energy Marketing and Trading.  PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  PMI procures natural gas and oil for FPL Energy's use in power generation.  PMI also sells the output from FPL Energy's plants which has not been sold under long-term contracts and purchases replacement power.  PMI uses derivative instruments, such as swaps, options and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of FPL Energy's power generation assets.  To a lesser extent, PMI engages in limited energy trading activities to take advantage of expected future favorable price movements.  FPL Energy also provides full service requirements services to distribution utilities in certain markets.  These services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.  The results of PMI's activities are recognized in FPL Energy's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 4.

Environmental.  FPL Energy is subject to the same environmental laws and regulations and is affected by the same emerging issues included in the discussion of FPL's business (see FPL Operations - Environmental).  While the final requirements for Section 111 of the Clean Air Act for mercury emissions are uncertain, it is possible that the final Clean Air Act Mercury/Nickel Rule may require a 44 mw coal-fired FPL Energy unit in California to add additional pollution control equipment or purchase emission allowances in order to achieve compliance with the proposed mercury emission limits.  In addition, while the impact of final BART requirements of the Clean Air Visibility Rule are uncertain, it is possible that two of FPL Energy's BART eligible units located in Maine may be required to add additional controls or switch fuels to meet the BART compliance requirements.  Furthermore, pursuant to a rule under Section 316(b) of the Clean Water Act, two FPL Energy plants (Seabrook and an oil-fired plant in Maine) will be required to demonstrate that they currently meet, or will meet, the prescribed performance standards for the reduction of impingement and/or entrainment at their cooling water intakes through technology, operational measures or restoration measures.  FPL Energy will be conducting the necessary studies/analyses over the next several years and implementing solutions based upon regulatory approvals.  The total cost of these solutions, as well as any ongoing biological monitoring that may be required, has not yet been determined.

During 2005, FPL Energy spent approximately $2 million on capital additions to comply with environmental laws and regulations.  FPL Energy's capital additions to comply with environmental laws and regulations are estimated to be $5 million for 2006 through 2008, including approximately $1 million in 2006, and are included in estimated capital expenditures set forth in General above.

Employees.  FPL Energy had approximately 2,030 employees at December 31, 2005.  Subsidiaries of FPL Energy have collective bargaining agreements with the IBEW and the Utility Workers Union of America (UWUA), which expire in February 2008 and September 2008, respectively.  The IBEW and the UWUA represented approximately 5% and 10%, respectively, of FPL Energy's employees.

OTHER FPL GROUP OPERATIONS

FPL Group's Corporate and Other segment represents other business activities, primarily FPL FiberNet, that are not separately reportable.  See Note 17.

FPL FiberNet.  FPL FiberNet was formed in 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, internet and other telecommunications companies.  Dark fiber in the Florida metro market is also sold to third parties.  FPL FiberNet's primary business focus is the Florida metro market.  Metro networks cover Miami, Ft. Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville.  FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates.  At December 31, 2005, FPL FiberNet's network consisted of approximately 2,500 route miles, which interconnect major cities throughout Florida.

At December 31, 2005, FPL Group's investment in FPL FiberNet totaled approximately $203 million.  FPL FiberNet invested approximately $11 million during 2005 and plans to invest a total of $55 million over the next five years to meet customers' specific requirements and sustain its fiber-optic network.
EXECUTIVE OFFICERS OF FPL GROUP (a)

Name	Age	Position	Effective Date

Paul I. Cutler	46	Treasurer and Assistant Secretary of FPL Group Treasurer and Assistant Secretary of FPL	February 19, 2003 February 18, 2003
K. Michael Davis	59	Controller and Chief Accounting Officer of FPL Group	May 13, 1991
		Vice President, Accounting, Controller and Chief Accounting
		Officer of FPL	July 1, 1991
Moray P. Dewhurst	50	Vice President, Finance and Chief Financial Officer of FPL Group Senior Vice President, Finance and Chief Financial Officer of FPL	July 17, 2001 July 19, 2001
Robert H. Escoto	52	Vice President, Human Resources of FPL Group Assistant Secretary of FPL Group Senior Vice President, Human Resources of FPL Assistant Secretary of FPL	January 25, 2005 November 9, 2004 February 21, 2005 January 25, 2005
Lewis Hay, III	50	President and Chief Executive Officer of FPL Group Chairman of the Board of FPL Group Chairman of the Board and Chief Executive Officer of FPL	June 11, 2001 January 1, 2002 January 1, 2002
Robert L. McGrath	52	Vice President, Engineering, Construction & Corporate Services of FPL Group	February 21, 2005
		Senior Vice President, Engineering, Construction & Corporate Services of FPL	February 21, 2005
Armando J. Olivera	56	President of FPL	June 24, 2003
James L. Robo	43	Vice President, Corporate Development and Strategy of FPL Group President of FPL Energy	March 11, 2002 July 26, 2002
Antonio Rodriguez	63	Senior Vice President, Power Generation Division of FPL	July 1, 1999
John A. Stall	51	Senior Vice President, Nuclear Division of FPL	June 4, 2001
Edward F. Tancer	44	Vice President & General Counsel of FPL Group Assistant Secretary of FPL Group Senior Vice President & General Counsel of FPL Assistant Secretary of FPL	February 21, 2005 January 1, 1997 February 21, 2005 January 1, 1997
____________________
(a)

Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  The business experience of the executive officers is as follows: Mr. Cutler was assistant treasurer of FPL Group from May 1999 to February 2003.  He was assistant treasurer of FPL from May 1997 to February 2003.  Mr. Cutler has served as assistant secretary of FPL Group and FPL since December 1997.  Prior to July 17, 2001, Mr. Dewhurst was senior partner of Dean & Company, a management consulting and investment firm that he co-founded in 1993.  Mr. Escoto was vice president, human resources of FPL from March 2004 to February 2005.  Mr. Escoto has served as vice president, human resources of FPL Energy since April 2002.  Prior to that, Mr. Escoto was director of human resources of FPL.  Mr. Hay was president of FPL Energy from March 2000 to December 2001.  Mr. McGrath was senior vice president, engineering and construction of FPL from November 2002 to February 2005 and treasurer of FPL Group and FPL from January 2000 to November 2002.  He was also vice president, finance and chief financial officer of FPL Energy from June 2000 to November 2002.  Mr. Olivera was senior vice president, power systems of FPL from July 1999 to June 2003.  Prior to March 2002, Mr. Robo was president and chief executive officer of TIP, a GE Capital Company that provides trailer and storage equipment services, and GE Capital Modular Space, a supplier of mobile and modular buildings.  Mr. Stall was vice president of nuclear engineering of FPL from January 2000 to June 2001.  Mr. Tancer was associate general counsel of FPL Group from April 2003 to February 2005.  He was also vice president and general counsel of FPL Energy from February 2001 to February 2005.

Item 1A.  Risk Factors

Risks Relating to FPL Group's and FPL's Business

FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including initiatives regarding deregulation and restructuring of the energy industry.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

  FPL Group and FPL are subject to complex laws and regulations, and to changes in laws or regulations, including the PURPA, the Holding Company Act, the Federal Power Act, the Atomic Energy Act of 1954, as amended, the 2005 Energy Act and certain sections of the Florida statutes relating to public utilities, changing governmental policies and regulatory actions, including those of the FERC, the FPSC and the legislatures and utility commissions of other states in which FPL Group has operations, and the NRC, with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, ROE and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).  The FPSC has the authority to disallow recovery by FPL of any and all costs that it considers excessive or imprudently incurred.  The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.

  FPL Group and FPL are subject to extensive federal, state and local environmental statutes as well as the effect of changes in or additions to applicable statutes, rules and regulations relating to air quality, water quality, waste management, wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

  FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation or restructuring of the production and sale of electricity.  FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

  FPL Group's and FPL's results of operations could be affected by FPL's ability to renegotiate franchise agreements with municipalities and counties in Florida.

The operation of power generation facilities, including nuclear facilities, involves significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses, including the requirement to purchase power in the market at potentially higher prices to meet its contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power.  In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to store and/or dispose of spent nuclear fuel, the potential payment of significant retrospective insurance premiums, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an operating facility of FPL Energy may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the results of operations and financial condition of FPL Group and FPL could be adversely affected.

  FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities within established budgets is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts, and/or the write-off of their investment in the project or improvement.

The use of derivative contracts by FPL Group and FPL in the normal course of business could result in financial losses that negatively impact the results of operations of FPL Group and FPL.

  FPL Group and FPL use derivative instruments, such as swaps, options and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.  In addition, FPL's use of such instruments could be subject to prudency challenges and if found imprudent, cost recovery could be disallowed by the FPSC.

FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, that may reduce the revenues and adversely impact the results of operations and financial condition of FPL Group.

  There are other risks associated with FPL Group's competitive energy business.  In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel (including transportation), transmission constraints, competition from new sources of generation, excess generation capacity and demand for power.  There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy.  FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group's future financial results.  In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results.  In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

FPL Group's ability to successfully identify, complete and integrate acquisitions, including the proposed merger with Constellation Energy is subject to significant risks, including the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

  FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry, in general, as well as the passage of the 2005 Energy Act.  In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

  FPL Group's ability to successfully complete and integrate the proposed merger between FPL Group and Constellation Energy is subject to certain risks and uncertainties including the ability to obtain governmental approvals of the transaction on the proposed terms, conditions and schedule; the failure of FPL Group or Constellation Energy's shareholders to approve the transaction; the risk that anticipated synergies will not be achieved or will take longer to achieve than expected; disruption from the transaction making it more difficult to maintain relationships with customers, employees, suppliers or governmental entities; unexpected transaction costs or liabilities; economic conditions; and other specific factors discussed in documents filed with the SEC by both FPL Group and Constellation Energy.  These risks, as well as other risks associated with the merger, will be more fully discussed in the joint proxy statement/prospectus that will be included in the Registration Statement on Form S-4 that Constellation Energy will file with the SEC in connection with the proposed merger.

Because FPL Group and FPL rely on access to capital markets, the inability to maintain current credit ratings and access capital markets on favorable terms may limit the ability of FPL Group and FPL to grow their businesses and would likely increase interest costs.

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

Customer growth in FPL's service area affects FPL Group's results of operations.

  FPL Group's results of operations are affected by the growth in customer accounts in FPL's service area.  Customer growth can be affected by population growth as well as economic factors in Florida, including job and income growth, housing starts and new home prices.  Customer growth directly influences the demand for electricity and the need for additional power generation and power delivery facilities at FPL.

Weather affects FPL Group's and FPL's results of operations.

  FPL Group's and FPL's results of operations are affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at wind and hydro-powered facilities.  FPL Group's and FPL's results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, may affect fuel supply, and could require additional costs to be incurred.  At FPL, recovery of these costs is subject to FPSC approval.

FPL Group and FPL are subject to costs and other effects of legal proceedings as well as changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

  FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

Threats of terrorism and catastrophic events that could result from terrorism may impact the operations of FPL Group and FPL in unpredictable ways.

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

The ability of FPL Group and FPL to obtain insurance and the terms of any available insurance coverage could be affected by national, state or local events and company-specific events.

  FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national, state or local events as well as company-specific events.

FPL Group and FPL are subject to employee workforce factors that could affect the businesses and financial condition of FPL Group and FPL.

  FPL Group and FPL are subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees and work stoppage that could affect the businesses and financial condition of FPL Group and FPL.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2005, the electric generating, transmission, distribution and general facilities of FPL represented approximately 45%, 12%, 37% and 6%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities.  At December 31, 2005, FPL Group had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	798
Cutler	Miami, FL	2	Gas	170
Manatee	Parrish, FL	2	Oil/Gas	1,620
Martin	Indiantown, FL	2	Oil/Gas	1,643
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,200
Riviera	Riviera Beach, FL	2	Oil/Gas	556
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	232	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	639	(d)
Turkey Point	Florida City, FL	2	Oil/Gas	785

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,441
Lauderdale	Dania, FL	2	Gas/Oil	859
Manatee	Parrish, FL	1	Gas	1,107
Martin	Indiantown, FL	1	Gas/Oil	1,107
Martin	Indiantown, FL	2	Gas	899
Putnam	Palatka, FL	2	Gas/Oil	494
Sanford	Lake Monroe, FL	2	Gas	1,904

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	1	Gas/Oil	326

Gas turbines/diesels
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Turkey Point	Florida City, FL	5	Oil	12

TOTAL				20,777	(e)

____________________
(a)	Represents FPL's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	Represents FPL's 20% ownership interest in each of St. Johns River Power Park Units Nos. 1 and 2, which are jointly owned with JEA.
(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(e)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

FPL Energy Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)

Wind
Cabazon	Riverside County, CA	53	Wind	40
Callahan Divide (b)	Taylor County, TX	76	Wind	114
Cerro Gordo (b)	Cerro Gordo County, IA	55	Wind	41
Delaware Mountain	Culberson County, TX	39	Wind	30
Diablo Wind	Alameda County, CA	31	Wind	21
Gray County	Gray County, KS	170	Wind	112
Green Mountain	Somerset County, PA	8	Wind	10
Green Power	Riverside County, CA	22	Wind	17
Hancock County (b)	Hancock County, IA	148	Wind	98
High Winds (b)	Solano County, CA	90	Wind	162
Horse Hollow (b)	Taylor County, TX	140	Wind	210
Indian Mesa	Upton County, TX	125	Wind	83
King Mountain	Upton County, TX	215	Wind	281
Lake Benton II (b)	Pipestone County, MN	138	Wind	104
Meyersdale (b)	Somerset County, PA	20	Wind	30
Mill Run	Fayette County, PA	10	Wind	15
Montfort (b)	Iowa County, WI	20	Wind	30
Mountaineer (b)	Preston & Tucker Counties, WV	44	Wind	66
New Mexico (b)	Quay & Debaca Counties, NM	136	Wind	204
North Dakota (b)	LaMoure County, ND	41	Wind	62
Oklahoma / Sooner (b)	Harper & Woodward Counties, OK	68	Wind	102
Sky River	Kern County, CA	342	Wind	77
Somerset Wind Power	Somerset County, PA	6	Wind	9
South Dakota (b)	Hyde County, SD	27	Wind	41
Southwest Mesa (b)	Upton & Crockett Counties, TX	107	Wind	75
Stateline (b)	Umatilla County, OR and Walla Walla County, WA	454	Wind	300
Vansycle (b)	Umatilla County, OR	38	Wind	25
Victory Garden	Kern County, CA	96	Wind	22
Waymart (b)	Wayne County, PA	43	Wind	65
Weatherford Wind	Custer County, OK	98	Wind	147
Wilton Wind	Burleigh County, ND	21	Wind	31 (c)
Windpower Partners 1994 (b)	Culberson County, TX	112	Wind	27
Woodward Mountain	Upton & Pecos Counties, TX	242	Wind	160
Wyoming (b)	Uinta County, WY	80	Wind	144
Investments in joint ventures	Various	3,199	(d)	237

Total Wind				3,192

Contracted
Bayswater (b)	Far Rockaway, NY	2	Gas	56
Calhoun (b)	Eastaboga, AL	4	Gas	668
Doswell (b)	Ashland, VA	6	Gas/Oil	708
Jamaica Bay (b)	Far Rockaway, NY	2	Oil/Gas	54
Port of Stockton	Stockton, CA	1	Coal/Petroleum Coke	44
Investments in joint ventures	Various	18	(e)	516

Total Contracted				2,046

Merchant
Blythe Energy	Blythe, CA	3	Gas	507
Doswell - Expansion (b)	Ashland, VA	1	Gas/Oil	171
Forney	Forney, TX	8	Gas	1,700
Lamar Power Partners	Paris, TX	6	Gas	1,000
Maine	Various - ME	6	Oil	656 (f)
Maine	Various - ME	83	Hydro	361
Marcus Hook 50	Marcus Hook, PA	1	Gas	50
Marcus Hook 750 (b)	Marcus Hook, PA	4	Gas	744
RISEP (b)	Johnston, RI	3	Gas	550
Seabrook	Seabrook, NH	1	Nuclear	1,076 (g)

Total Merchant				6,815

TOTAL				12,053

_____________________
(a)				Represents FPL Energy's net ownership interest in plant capacity, and does not include the January 2006 acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold.
(b)				These consolidated generating facilities are encumbered by liens against their assets securing various financings.
(c)				Represents partial operations as of December 31, 2005 with the remaining 18 mw operational in January 2006.
(d)				Represents plants with no more than 50% ownership using wind technology.
(e)				Represents plants with no more than 50% ownership using fuels and technologies such as gas, waste-to-energy, solar and coal.
(f)				Excludes 10 other energy-related partners' combined share of 38.22%.
(g)				Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  At December 31, 2005, FPL owned and operated the following electric transmission and distribution lines:
Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,106	(a)	-
230	kv	2,771		25
138	kv	1,588		50
115	kv	752		-
69	kv	164		14
Less than 69 kv		41,343		24,427

Total		47,724		24,516

____________________
(a)				Includes approximately 75 miles owned jointly with JEA.

In addition, at December 31, 2005, FPL owned and operated 543 substations, one of which is jointly owned.  See Note 8.

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

In November 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Circuit Court for Suwanee County, Florida.  This action was purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleged that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs asserted claims for unlawful detainer, unjust enrichment and constructive trust and sought injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments were granted, and they were dismissed from this lawsuit.  In February 2004, the plaintiffs filed a motion for leave to file their third amended complaint adding four more plaintiffs and seeking leave to add a claim for punitive damages, and a hearing on this motion was held on April 29, 2005.  In July 2005, the parties executed a settlement agreement, subject to court approval.  The settlement resolved all aspects of the case and does not contain any admission of liability or wrongdoing by any of the FPL Group companies.  The court entered its final order and judgment approving the settlement in January 2006.

In August 2001, FMPA filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, the FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, the FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld the FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.

FMPA also has requested that the FERC decide the same crediting issue in a separate FERC proceeding.  That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA: (i) the crediting issue, (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service, and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that failed to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue.  In December 2003, the FERC issued an order addressing the three reserved issues.  With respect to the crediting issue, the FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  Regarding the issue of behind-the-meter generation, the FERC stated that it had addressed the issue of load ratio pricing for network integration transmission service and the related issue of behind-the-meter generation in Order Nos. 888 and 888-A, and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the third issue, the FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities.

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging the FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, the FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of the FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding in October 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  The DC Circuit concluded that the FERC failed to explain in its orders why network customers should be charged by the transmission provider for network service that the provider is physically constrained from offering and why physical impossibility should not be recognized as an exception to the general rule against permitting partial load ratio pricing for network customers.  The DC Circuit noted that it was not reaching a determination on whether charging on a full load basis in fact is unjust and unreasonable under the circumstances, that it was not defining what constitutes physical impossibility, and that it was not determining whether FMPA made a showing of impossibility.  In December 2005, the FERC issued an order on remand answering the DC Circuit's question by finding that FPL is entitled to load ratio share pricing, notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, reducing FPL's rate $0.04 per kw per month resulting in a refund obligation to FMPA of approximately $3 million at December 31, 2005.  In May 2005, FMPA protested FPL's compliance filing, claiming that FPL had not followed the FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20, potentially resulting in a refund obligation to FMPA of approximately $18 million at December 31, 2005.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at December 31, 2005 would be approximately $1 million under FPL's filing and approximately $5 million based on FMPA's position.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC accepted FPL's compliance filing wherein FPL proposed a reduction in its rate base created by the exclusion of certain radial lines valued at $29 million net plant.  However, the FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  The December 2005 order asks FPL to make a further compliance filing in 60 days to explain the meaning of "unserved load" as it applies to Florida Reliability Coordinating Council (FRCC) standards, and to remove from rates any facility where the unserved load occurred only as a result of the contingency facility.  The FERC noted that FRCC and NERC standards allow for the controlled loss of load on radial facilities and that FPL tested FMPA facilities for loss of local load as well as load at other load centers.  FPL filed a rehearing request in January 2006, contending that the FERC misapplied FRCC/NERC planning criteria for radial facilities to network systems and misinterpreted the test FPL applied to FMPA facilities.  FPL also filed a request to delay the compliance filing pending FERC action on FPL's rehearing request.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint and discovery has commenced.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case has been set for trial in August 2007.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL power plants in southeast Florida.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The U.S. District Court remanded the action back to the state court.  The drug manufacturing and distribution companies have moved to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In December 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the Orlando Utilities Commission, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Roig lawsuit described above.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $21 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  At the end of 2005, TXU amended its complaint to add FPL Group, FPL Energy, FPL Group Capital and ESI Energy, LLC, as defendants.  Motions to dismiss those entities as defendants have been filed.  The case is in discovery and has been set for trial in October 2006.

In November 2005, Peter Rabbino and Legal Computer Consultants, Inc. brought a civil action against FPL in the Circuit Court for Broward County, Florida.  This action is purportedly on behalf of all customers of FPL that lost power due to Hurricane Wilma.  No class certification motion has been filed to date.  The two count complaint alleges, in Count I, breach of contract and, in Count II, violation of a statute.  Count I alleges that FPL failed to sufficiently maintain its system to prevent power outages due to inclement weather, including hurricanes.  This count seeks injunctive relief requiring FPL to bury its lines or install stronger poles and consequential damages.  Count II alleges that FPL is statutorily obligated to provide sufficient, adequate and efficient service and that FPL was grossly negligent in carrying out this obligation resulting in damages to its customers due to Hurricane Wilma.  This count seeks injunctive relief and consequential damages identical to that sought in Count I.  FPL filed a motion to dismiss based on a number of legal grounds, including the exclusive jurisdiction of the FPSC to govern these types of disputes.  On February 8, 2006, the court granted FPL's motion to dismiss, dismissing all claims in Count I with prejudice, and dismissing Count II without prejudice except as to any claims for injunctive relief, which were dismissed with prejudice.

In addition to those legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  In addition, generating plants in which FPL Group or FPL have an ownership interest are involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.

In the event that FPL Group and FPL do not prevail in these lawsuits, there may be a material adverse effect on their financial statements.  However, FPL Group and FPL believe that they have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by FPL Group.  FPL Group's common stock is traded on the New York Stock Exchange.  The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

	2005		2004

Quarter	High	Low	High	Low

First	$41.38	$35.90	$34.41	$31.67
Second	$42.72	$39.16	$33.63	$30.10
Third	$48.11	$40.30	$34.93	$31.21
Fourth	$48.05	$40.75	$38.05	$33.67

Approximate Number of Shareholders.  As of the close of business on January 31, 2006, there were 32,364 holders of record of FPL Group's common stock.

Dividends.  Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts per share:

Quarter	2005	2004

First	$0.355	$0.31
Second	$0.355	$0.31
Third	$0.355	$0.34
Fourth	$0.355	$0.34

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors.  The board of directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant.  The ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries, primarily FPL.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group.  In February 2006, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.355 to $0.375.  See Management's Discussion - Liquidity and Capital Resources with respect to dividend restrictions and Note 12 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.

Issuer Purchases of Equity Securities.

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

10/1/05 - 10/31/05	5,350	$44.93	-	20,000
11/1/05 - 11/30/05	422,826	$41.38	-	20,000
12/1/05 - 12/31/05	229	$41.56	-	20,000

Total	428,405		-

____________________
(a)

Represents: (1) shares of common stock purchased by FPL Group in the open market in accordance with the terms and conditions of the FPL Group Amended and Restated Long-Term Incentive Plan (LTIP), which provides for the purchase of such shares in connection with grants and vesting of stock awards and (2) shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.  The November 2005 period also includes 171,132 shares forfeited by an employee pursuant to an agreement without any payment by FPL Group.

(b)

In February 2005, FPL Group's board of directors authorized a common stock repurchase plan of up to 20 million shares of common stock (after giving effect to the 2005 stock split) over an unspecified period, which plan was ratified and confirmed by FPL's Group's board of directors in December 2005.

Item 6.  Selected Financial Data
	Years Ended December 31,

	2005		2004		2003		2002		2001

SELECTED DATA OF FPL GROUP (millions, except per share amounts):
Operating revenues	$11,846		$10,522		$9,630		$8,173		$8,217
Income before cumulative effect of changes in accounting principles	$885	(a)	$887	(a)	$893	(a)	$695	(b)	$781	(c)
Cumulative effect of adopting FAS 142, net of income taxes of $143	$-		$-		$-		$(222)		$-
Cumulative effect of adopting FIN 46, net of income taxes of $2	$-		$-		$(3)		$-		$-
Net income	$885	(a)	$887	(a)	$890	(d)	$473	(e)	$781	(c)
Earnings per share of common stock:
Earnings per share before cumulative effect of changes in
accounting principles	$2.33	(a)	$2.47	(a)	$2.52	(a)	$2.01	(b)	$2.31	(c)
Cumulative effect of changes in accounting principles	$-		$-		$(0.01)		$(0.64)		$-
Earnings per share	$2.33	(a)	$2.47	(a)	$2.51	(d)	$1.37	(e)	$2.31	(c)
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of changes in
accounting principles	$2.29	(a)	$2.45	(a)	$2.51	(a)	$2.01	(b)	$2.31	(c)
Cumulative effect of changes in accounting principles	$-		$-		$(0.01)		$(0.64)		$-
Earnings per share	$2.29	(a)	$2.45	(a)	$2.50	(d)	$1.37	(e)	$2.31	(c)
Dividends paid per share of common stock	$1.42		$1.30		$1.20		$1.16		$1.12
Total assets (f)(g)	$33,004		$28,333		$26,935		$23,185		$20,713
Long-term debt, excluding current maturities (f)	$8,039		$8,027		$8,723		$5,790		$4,858
Obligations of FPL under capital lease, excluding current maturities (f)	$-		$-		$-		$140		$133

SELECTED DATA OF FPL (millions):
Operating revenues	$9,528		$8,734		$8,293		$7,378		$7,477
Net income available to FPL Group	$748		$749		$733		$717		$679	(h)
Total assets (f)	$22,726		$19,114		$17,817		$16,032		$15,174
Long-term debt, excluding current maturities (f)	$3,271		$2,813		$3,074		$2,364		$2,579
Energy sales (kwh)	105,648		103,635		103,202		98,605		93,488
Energy sales:
Residential	51.4%		50.7%		51.8%		51.6%		50.9%
Commercial	41.1		40.6		40.1		40.6		40.6
Industrial	3.7		3.8		3.9		4.1		4.4
Interchange power sales	2.0		2.9		2.3		1.8		2.2
Other (i)	1.8		2.0		1.9		1.9		1.9

Total	100.0%		100.0%		100.0%		100.0%		100.0%

Approximate 60-minute peak load (mw): (j)
Summer season	22,361		20,545		19,668		19,219		18,754
Winter season	19,682		18,108		15,989		20,190		17,585
Average number of customer accounts (thousands):
Residential	3,828		3,745		3,653		3,566		3,491
Commercial	470		458		445		435		427
Industrial	20		19		17		16		15
Other	4		3		2		3		2

Total	4,322		4,225		4,117		4,020		3,935

Average price per kwh (cents) (k)	8.88		8.36		7.95		7.32		8.05
____________________
(a)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges.
(b)

Includes impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-qualifying hedges.

(c)	Includes merger-related expenses and net unrealized mark-to-market gains associated with non-qualifying hedges.
(d)	Includes the cumulative effect of an accounting change and net unrealized mark-to-market gains associated with non-qualifying hedges.
(e)

Includes the cumulative effect of an accounting change, impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-qualifying hedges.

(f)	Reflects the adoption of FIN 46 in July 2003. See Note 9.
(g)	Reflects the adoption of FAS 142 in January 2002.
(h)	Includes merger-related expenses.
(i)	Includes the net change in unbilled sales.
(j)	Winter season includes November and December of the current year and January to March of the following year.
(k)	Excludes interchange power sales, net change in unbilled revenues, deferrals/recoveries under cost recovery clauses and a provision, if any, for retail rate refund.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Overview

FPL Group is one of the nation's largest providers of electricity-related services.  Its principal subsidiary, FPL, serves more than eight million people throughout most of the east and lower west coasts of Florida.  FPL Energy, FPL Group's competitive energy subsidiary, produces electricity primarily utilizing natural gas, wind and nuclear resources.  Together, FPL's and FPL Energy's generating assets represented approximately 32,800 mw of capacity at December 31, 2005.  FPL FiberNet provides fiber-optic services to FPL, telecommunications companies and other customers throughout Florida.  In December 2005, FPL Group entered into an agreement and plan of merger with Constellation Energy.  The combined company is expected to be the nation's largest competitive energy supplier based on generation and have the second largest electric utility portfolio based on the number of customers served.  Completion of the merger and the actual closing date depend upon the satisfaction of a number of conditions, including shareholder approvals and the receipt of required regulatory approvals.  The parties believe that the proposed merger will offer both strategic and financial advantages in serving the energy marketplace, as well as generate significant cost savings and synergies, the majority of which are expected to come from the competitive energy businesses.  These synergies are expected to result from consolidation of competitive energy business unit operations, sharing of best practices, improved procurement strategies and consolidation of systems and support activities.  See Note 2.

FPL obtains its operating revenues primarily from the retail sale of electricity.  In August 2005, FPL and all of the interveners in its 2005 rate case filing signed a stipulation and settlement agreement regarding FPL's retail base rates, which was subsequently approved by the FPSC.  The 2005 rate agreement will be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  See Note 1 - Revenues and Rates.  Over the last 10 years, FPL's average annual customer growth has been 2.2% while underlying usage growth has been 0.6%.  FPL is meeting the increased demands of its customers by adding to its generation capacity and electric transmission and distribution infrastructure.  FPL plans to add approximately 1,150 mw of combined-cycle generating capacity by 2007 at a total investment of approximately $580 million.  FPL's O&M expenses increased in 2005 reflecting continued upward trends in nuclear maintenance and employee-related costs, as well as increased maintenance costs for fossil generation plants due to a number of FPL's older units going through major overhauls.  These same factors, along with costs associated with enhancing FPL's transmission and distribution system and uncollectible accounts, are expected to increase O&M expenses in 2006.  FPL's business strategy is to meet the increased demands of customer growth and focus on improving operating performance.

FPL Energy is in the competitive energy business with the majority of its operating revenues derived from wholesale electricity sales.  Its market is diversified by region as well as by fuel source.  As of December 31, 2005, approximately 86% of FPL Energy's expected 2006 capacity was hedged against commodity price volatility.  If FPL Energy's plants do not perform as expected, this high degree of hedging could result in FPL Energy being required to purchase power, including transportation, in the market at potentially higher prices to meet its contractual obligations.  FPL Energy's energy marketing and trading business is focused on reducing risk and extracting maximum value from its assets.  FPL Energy, through its subsidiaries, is one of the largest producers of wind energy in the world, and with the extension of the production tax credit program through December 2007, plans to continue expanding its wind portfolio in 2006 and 2007 through construction of new facilities and selective acquisitions.  FPL Energy's business strategy is to maximize the value of its current portfolio, expand its U.S. market-leading wind position and build its portfolio through asset acquisitions.

Results of Operations

Summary - FPL Group's net income for the years ended December 31, 2005, 2004 and 2003 was $885 million, $887 million and $890 million, respectively.  See Note 17 for segment information.  FPL Group's net income for the year ended December 31, 2005 reflects slightly reduced earnings at FPL and higher interest expense at Corporate and Other, partially offset by improved results at FPL Energy.  FPL's 2005 results reflect strong customer growth and increased usage per retail customer despite the impact of increased hurricane activity in 2005 versus 2004, which were more than offset by higher O&M expenses, depreciation and amortization and interest charges.  FPL Energy's 2005 results improved primarily due to improved market conditions in the ERCOT and NEPOOL regions and the favorable effects of contract restructuring activities and asset sales, as well as the addition of new wind projects partially offset by higher interest expense.  In addition, FPL Group's and FPL Energy's net income for 2005 reflect unrealized losses from non-qualifying hedges of $112 million while 2004 net income reflects unrealized losses of $3 million.  The increase in unrealized mark-to-market losses associated with non-qualifying hedge activity for 2005 is primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains as the underlying transactions were realized during this period.  As a general rule, a loss in the non-qualifying hedge category is offset by increases in the fair value of physical asset positions in the portfolio, which are not marked to market under generally accepted accounting principles.  That is, the same factors that affected the decline in value of the hedges in general also increase the future value of nearly all of FPL Energy's merchant assets.  Results for Corporate and Other in 2005 reflect approximately $25 million in certain state tax benefits resulting from FPL Energy's growth throughout the United States, more than offset by higher interest expense and the absence of the effect of a prior year resolution of various tax issues.  FPL Group's net income for the year ended December 31, 2004 reflects reduced earnings at FPL Energy partially offset by improved results at FPL.  At Corporate and Other, the impact of the favorable resolution of certain tax issues was partially offset by higher interest expense.  FPL's 2004 results improved as a result of strong customer growth and the settlement of shareholder litigation initiated in 2002 and 2003, but were partially offset by the impacts of three hurricanes that struck FPL's service territory during the third quarter of 2004, as well as lower customer usage due to overall milder weather.  FPL Energy's 2004 results decreased due to the effect of restructuring activities during 2004 compared to 2003 and higher interest expense partially offset by increased earnings from its existing portfolio as well as project additions.  In addition, FPL Group's and FPL Energy's net income for 2004 reflect unrealized losses from non-qualifying hedges of $3 million while 2003 net income reflects unrealized gains of $22 million and a $3 million charge due to a change in accounting principle.  FPL Group's effective tax rate for all periods presented reflect production tax credits for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective tax rate depending on the amount of pre-tax income and wind generation.  See Note 1 - Income Taxes and Note 5.

FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges.  These derivative transactions have been entered into to reduce FPL Group's aggregate risk.

FPL Group's management uses earnings excluding certain items (adjusted earnings), which in 2005 and 2004 were the mark-to-market effect of non-qualifying hedges, internally for financial planning, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items can make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income available to FPL Group for 2005, 2004 and 2003 was $748 million, $749 million and $733 million, respectively.  During 2005, FPL's net income benefited from strong customer growth and increased customer usage due to overall improved weather conditions.  However, the impact of increased hurricane activity, higher depreciation and amortization expense and increased O&M and interest expenses more than offset these benefits.  During 2004, FPL's net income benefited from strong customer growth, underlying customer usage growth and lower O&M expenses, including reduced expenses associated with the settlement of shareholder litigation.  In addition, AFUDC, primarily equity funds, increased during 2004 reflecting higher plant balances under construction.  However, the effect of milder weather as compared to 2003, the impact of three hurricanes and higher depreciation and amortization expense partially offset these benefits.

In August 2005, FPL and all of the interveners in its 2005 rate case filing signed a stipulation and settlement agreement regarding FPL's retail base rates, which was subsequently approved by the FPSC.  The 2005 rate agreement will be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005.

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Siting Act that achieves commercial operation during the term of the 2005 rate agreement.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap for 2006 will be $3,991 million and $4,156 million, respectively, which was established by using the 2005 revenue sharing threshold and cap of $3,880 million and $4,040 million, respectively, and increasing them by the average annual growth rate in retail kwh sales for the ten-year period ending December 31, 2005.  For each succeeding year, retail base rate revenue sharing threshold and cap amounts will be established by increasing the prior year's threshold and cap by the sum of the following: (i) the average annual growth rate in retail kwh sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates will be based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL suspended contributions of $20.3 million per year to its storm and property insurance reserve beginning in January 2006 and has the ability to recover prudently incurred storm restoration costs, either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

FPL will not have an authorized regulatory ROE under the 2005 rate agreement for the purpose of addressing earnings levels.  For all other regulatory purposes, FPL will have an ROE of 11.75%.  The revenue sharing mechanism described above will be the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

The 2002 rate agreement provided for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%, as well as a revenue sharing mechanism based on stated thresholds.  During the term of the 2002 rate agreement, FPL did not have an authorized regulatory ROE range for the purpose of addressing earnings levels and FPL reduced depreciation on its plant in service by $125 million each year.

FPL's operating revenues consisted of the following:
	Years Ended December 31,

	2005	2004	2003

	(millions)

Retail base operations	$3,658	$3,548	$3,560
Revenue refund provision	-	-	(3)
Cost recovery clauses and other pass-through costs	5,651	4,999	4,558
Other, primarily gas, transmission and wholesale sales and customer-related fees	219	187	178

Total	$9,528	$8,734	$8,293

The increase in retail base revenues for the year ended December 31, 2005 was primarily due to an increase in the average number of customer accounts as well as an increase in usage per retail customer.  A 2.3% increase in the average number of customer accounts during 2005 increased revenue from retail base operations by approximately $82 million while the balance of the increase, or $28 million, was primarily due to a 0.5% increase in usage per retail customer.  The majority of the growth in usage was due to the effects of overall improved weather conditions which was partially offset by increased hurricane activity in 2005 that caused customer service interruptions throughout FPL's service territory.  The 2005 hurricanes resulted in lost revenues of approximately $52 million.

The decrease in retail base revenues in 2004 was primarily due to a decrease in usage per retail customer, partially offset by a 2.6% increase in the average number of customer accounts.  A 2.7% decrease in usage per retail customer resulted in a decrease in revenues from retail base operations of approximately $100 million, primarily due to milder weather and customer service interruptions during the three hurricanes that struck FPL's service territory.  The increase in the average number of customer accounts, as well as other factors, increased revenues from retail base operations by approximately $88 million.  The 2004 hurricanes resulted in lost revenues of approximately $38 million.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees, revenue taxes and storm cost recoveries do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  Ordinarily, the fuel charge is set annually based on estimated fuel costs and estimated customer usage, plus or minus a true-up for prior period estimates.  Effective January 1, 2003, the FPSC approved a risk management fuel procurement program, which is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs.  Revenues from cost recovery clauses and other pass-through costs increased effective January 1, 2005, primarily as a result of additional fuel clause revenues due to an increase of approximately 6% in the fuel clause recovery factor as a result of higher fuel prices.  The effect of higher fuel prices also was the primary contributor to the $872 million increase in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's consolidated balance sheets at December 31, 2005, and negatively affected FPL Group's and FPL's cash flows from operations for the year ended December 31, 2005.  In February 2005, FPL began recovering the 2004 storm restoration cost deficiency from retail customers.   For the year ended December 31, 2005, the amount billed to customers related to these storm restoration cost recoveries amounted to approximately $155 million and the corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the consolidated statements of income.  For further discussion, see Note 1 - Storm Reserve Deficiency.

FPL's O&M expenses increased approximately $79 million in 2005 primarily due to higher employee benefits expenses of approximately $28 million, higher nuclear maintenance costs of approximately $19 million and higher fossil generation costs of approximately $18 million, as well as the absence of a $21 million settlement related to shareholder litigation which reduced O&M expenses in 2004.  In addition, part of the O&M expense increase relates to approximately $17 million of expenses associated with increased nuclear security costs which are recovered through the capacity clause.  The overall increase in O&M expenses was partially offset by a reversal of a prior year reserve of approximately $15 million related to 2004 storm costs that were subsequently determined to be recoverable pursuant to a 2005 FPSC order.  Increased employee benefits expenses are primarily associated with the absence of a pension transition credit that was fully amortized by the end of 2004 and higher employee costs.  The increase in fossil generation expense relates primarily to the introduction of the Martin and Manatee expansion as well as timing of overhaul maintenance at some of the older generating units.  Management expects to see a continued upward trend in O&M expenses for 2006, primarily driven by nuclear maintenance, uncollectible accounts as a result of higher customer bills primarily related to fuel charges and employee-related costs, as well as costs associated with enhancing FPL's transmission and distribution system as part of its Storm Secure Plan and an increase in maintenance costs for fossil generation plants as major overhauls continue for a number of older generating units.  Partly offsetting the increased costs is the suspension of contributions to the storm and property insurance reserve as specified in the 2005 rate agreement.

In conjunction with an NRC order, FPL has performed visual and volumetric inspections of its nuclear units' reactor vessel heads during their scheduled refueling outages since October 2002.  FPL replaced the reactor vessel heads at Turkey Point Unit No. 3, Turkey Point Unit No. 4 and St. Lucie Unit No. 1 during their scheduled refueling outages in the fall of 2004, spring of 2005 and fall of 2005, respectively, and therefore no further inspections will be required at these units until 2009.  The inspections during scheduled refueling outages at St. Lucie Unit No. 2 revealed CRDM nozzles with cracks, which were repaired during the outages in 2003 and 2005.  It is anticipated that additional CRDM nozzle repairs will be needed at St. Lucie Unit No. 2's next scheduled outage scheduled for the spring of 2006.  FPL intends to replace the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  The estimated remaining cost to replace St. Lucie Unit No. 2's reactor vessel head, including AFUDC, is approximately $67 million and is included in FPL's estimated capital expenditures.  See Note 16 - Commitments.  The cost of performing inspections and any necessary repairs to the reactor vessel heads until they are replaced is being recognized as expense on a levelized basis over a five-year period beginning in 2002, as authorized by the FPSC, and amounted to approximately $11 million in 2005, $10 million in 2004 and $13 million in 2003.

St. Lucie Unit No. 2's steam generators are reaching the end of their useful life.  As flaws are identified in individual tubes, they are plugged in order to prevent the tubes from leaking during plant operations.  To date, 18.9% of these tubes have been plugged.  In January 2005, FPL received permission from the NRC to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  Current projections indicate that the 30% tube plugging limit could be exceeded during St. Lucie Unit No. 2's next scheduled refueling outage in the spring of 2006.  FPL is planning to repair any tubes exceeding the 30% tube plugging limit by inserting metal sleeves inside the degraded tubes (sleeving) and has requested NRC approval to sleeve degraded tubes as an alternative to plugging.  Sleeving degraded tubes is expected to increase the cost and length of the outage.  Costs accrued in 2005 associated with sleeving are reflected in the nuclear maintenance costs discussed above.  FPL intends to replace the steam generators along with the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  The remaining cost to replace St. Lucie Unit No. 2's steam generators, including AFUDC, is approximately $200 million and is included in FPL's estimated capital expenditures.  See Note 16 - Commitments.

In conjunction with a 2004 NRC bulletin, FPL must perform inspections of all alloy 600 and weld materials in pressurizer locations and connected steam space piping.  Due to the amount of time and cost associated with correcting potential leaks, FPL replaced St. Lucie Unit No. 1's pressurizer during its fall 2005 outage and plans to repair St. Lucie Unit No. 2's pressurizer heater sleeves and other penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost is included in FPL's estimated capital expenditures.  See Note 16 - Commitments.  Since the 2004 NRC bulletin was issued, no leaks have been identified based on inspections at St. Lucie Unit No. 2.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

In 2004, O&M expenses decreased $22 million primarily reflecting the receipt of approximately $21 million associated with the settlement of the shareholder litigation.  The settlement was offset by higher nuclear maintenance costs of approximately $10 million, higher insurance costs of approximately $8 million and an increase in the provision for uncollectible accounts receivable of approximately $8 million in connection with the hurricanes.  The remainder of the fluctuation in the 2004 O&M expenses was primarily due to the absence of certain legal expenses recorded in 2003.

For the year ended December 31, 2005, depreciation and amortization expense increased by $36 million of which approximately $23 million related to the addition of two new generating units at FPL's existing Martin and Manatee power plant sites, which became operational on June 30, 2005.  The remainder of the increase is primarily due to FPL's continued investment in transmission and distribution expansion to support customer growth and demand.  FPL expects to place an additional approximately 1,150 mw generating unit into service at its Turkey Point site by mid-2007.  The increase in depreciation and amortization expense was partially offset by the suspension, in September 2005, of FPL's nuclear decommissioning accrual which totaled approximately $79 million annually.  In addition, beginning in 2006, depreciation and amortization expense will also benefit from lower depreciation and decommissioning rates approved as part of the 2005 rate agreement reflecting mainly the 20-year license extensions received for Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2.  Depreciation and amortization expense in 2004 increased by $17 million, reflecting continued growth of electric utility plant in service to help meet increasing customer demand.

Interest charges for 2005 and 2004 increased primarily due to an increase of approximately 30 basis points and 40 basis points, respectively, in average interest rates and higher average debt balances used to fund increased investment in generation, transmission and distribution expansion and to pay for storm restoration costs.  Interest income, included in other - net in FPL's consolidated statements of income, increased in 2005 by approximately $14 million primarily due to interest accrued on the unrecovered balance of the storm reserve deficiency and on deferred costs associated with nuclear security as approved by the FPSC.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  In 2005, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Such a regulatory restructuring, if enacted in Florida, would most likely result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers.  Although the legislation and initiatives in other states vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets.  It is generally believed that transmission and distribution activities would remain regulated.  Within the last few years, these state restructuring efforts have diminished, and several states have delayed the implementation or reversed previously approved restructuring legislation and rules.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Note 1 - Regulation.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the needed generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC approve the terms of the power purchase agreement and, if appropriate, provide the required authorization for the construction of the bidder's generation capacity.  In August 2005, FPL issued part one of a two-part RFP for additional power resources beginning in 2009.  FPL's self-build approach calls for building two approximately 1,200 mw natural gas-fired combined-cycle units in western Palm Beach County, Florida that would be operational in 2009 and 2010.  In January 2006, after evaluating alternative proposals, FPL concluded that its self-build approach is the most cost-effective alternative to satisfy the need for additional power resources in 2009 and 2010.  FPL plans to issue part two of this RFP in 2006 soliciting competitive bids for additional power resources beginning in 2012.  FPL's self-build approach calls for building two approximately 850 mw advanced technology coal generating units that would be operational in 2012 and 2013.

The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area.  In early 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida.  In late 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal.  In early 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida from a for-profit transmission company to a non-profit ISO.  In late 2002, the FPSC approved many of the aspects of the modified RTO proposal, administratively approving recovery of GridFlorida's incremental costs through the capacity clause.  During 2004, the FPSC held workshops to address additional GridFlorida issues.  In 2005, an independent consulting firm performed a cost benefit analysis of GridFlorida and concluded that GridFlorida would not be cost effective for the retail customers of the GridFlorida participants.  In January 2006, FPL and the other GridFlorida participants petitioned the FPSC to approve the withdrawal of the GridFlorida proposal.

FPL Energy - FPL Energy's net income for 2005, 2004, and 2003 was $187 million, $172 million and $194 million, respectively, and included net unrealized mark-to-market gains (losses) on non-qualifying hedges of approximately $(112) million, $(3) million and $22 million, respectively.  For further discussion of derivative instruments, see Note 4.

In 2005, net income benefited from improved results of the existing portfolio primarily reflecting improved market conditions and higher prices in the ERCOT and NEPOOL regions, as well as the favorable effects of contract restructurings, asset sales and the addition of new projects, primarily wind, partially offset by higher interest expense and lost revenues related to the planned Seabrook outage in 2005.

FPL Energy's net income for the year ended December 31, 2004 decreased primarily as a result of approximately $50 million of higher net losses associated with restructuring activities and higher interest expense, partially offset by the addition of new projects, primarily wind, and improved results of the existing portfolio primarily due to improved market conditions, particularly in the NEPOOL region, and the absence of an outage at Seabrook that affected 2003 results.

FPL Energy added over 1,300 mw of gas-fired, wind and solar generation since late 2004 which added approximately $29 million to net income.  This contribution was partially offset by losses associated with Gexa, a retail electric provider in Texas acquired in June 2005.  The net effect of these additions resulted in a net increase to 2005 net income of approximately $14 million.  FPL Energy's operating revenues increased $516 million in 2005 primarily driven by improved market conditions mainly in the ERCOT and NEPOOL regions, project additions and improved hydro resources, partially offset by higher unrealized mark-to-market losses from non-qualifying hedge activity, lower generation at Seabrook due to its scheduled spring 2005 refueling outage and reduced wind resource.  Operating expenses increased $552 million in 2005 primarily driven by increased fuel prices and generation in the ERCOT and NEPOOL regions as well as by project additions which also resulted in higher O&M and depreciation and amortization expenses.  The increase in operating expenses was partially offset by higher unrealized mark-to-market gains from non-qualifying hedge activity.  Included in operating expenses in 2004 are charges of approximately $81 million associated with the restructuring of the Marcus Hook steam contract discussed below.  FPL Energy expects O&M expenses to increase in 2006, primarily related to costs associated with project additions and plant maintenance.

In 2005, earnings from investments in partnerships and joint ventures, presented as equity in earnings of equity method investees, increased $30 million primarily due to the positive effects of prior contract restructurings partially offset by lower gains from non-qualifying hedge activity.

For the year ended December 31, 2005, FPL Energy's net income also reflected higher interest expense of $43 million associated with increased average debt balances due to growth in its asset base, as well as a 56 basis point increase in average interest rates.  In addition, interest income increased by approximately $10 million in 2005 primarily related to higher investment income associated with the Seabrook decommissioning fund balance as well as interest income associated with a bridge loan, which was originated early in 2005 in connection with an acquisition of a solar project and repaid in the third quarter of 2005.  In addition, other - net in FPL Group's consolidated statements of income includes approximately $43 million of pre-tax gains on the sale of joint venture projects in California and a $12 million pre-tax benefit associated with obtaining an additional partnership interest in a coal plant in California.  PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated based upon a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $129 million and $109 million in 2005 and 2004, respectively.

FPL Energy's 2004 net income benefited from the full year effect of 3,904 mw of wind and fossil generation added during 2003 and 39 mw of wind generation added during 2004.  In aggregate, these project additions added approximately $30 million to 2004 net income.  FPL Energy's operating revenues increased $453 million primarily driven by project additions, the commencement of a contract for the sale of the remaining 50% of the capacity of a natural gas-fired facility in Alabama, lack of a refueling outage at the Seabrook facility, improvements in the NEPOOL region aided by higher gas prices and volatility in the oil-gas price ratio and increased generation in the ERCOT region due to improved market conditions.  Operating expenses increased $482 million, over half of which was fuel-related, primarily driven by project additions and the increased generation in the ERCOT region.  Included in operating expenses in 2004 are charges of approximately $81 million associated with the restructuring of the Marcus Hook steam contract, which consisted of the write-off of an auxiliary boiler of approximately $33 million and a $48 million contract termination payment.  As a result of changes in market conditions since initiation of the Marcus Hook project in the late 1990's, it became more economical to dispatch the plant during peak hours and uneconomical to operate the auxiliary boiler to satisfy the steam contract obligation when the plant is not running.

Earnings from investments in partnerships and joint ventures for the year ended December 31, 2004 increased $5 million from the prior year primarily due to the positive effects on operating results of prior contract restructurings, the receipt of a portion of a settlement related to a previous investment in an Indonesian project partially offset by unrealized losses from non-qualifying hedge activity in the portfolio in 2004 compared to gains in 2003.  Also, during 2004, FPL Energy recorded a net gain of approximately $52 million on the termination of a gas supply contract and a steam agreement which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in a combined-cycle power plant in Texas.  The sale was completed in 2004.

FPL Energy's net income for the year ended 2004 also reflected higher interest expense of $56 million due to growth in the business reflecting more projects being placed in service and the acquisition of new projects, as well as higher average interest rates of approximately 60 basis points.  PTCs amounted to approximately $109 million and $78 million in 2004 and 2003, respectively.

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas which was valued at approximately $73 million, payable in shares of FPL Group common stock.  The Texas commodity markets have recently experienced significant price increases, which have led some regulators, government officials and other interested parties to call for a review of the structure and operation of the Texas retail market.  FPL Energy is unable to predict whether such review will occur or result in any changes to the market structure.  However, if changes occur in the market structure, such changes could affect Gexa's ability to sign and retain new and existing customers.  FPL Energy will continue to monitor these events.

In January 2006, FPL Energy completed the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold, a nuclear power plant located near Cedar Rapids, Iowa, from IP&L.  FPL Energy purchased the 70% interest, including nuclear fuel, inventory and other items for a total of approximately $373 million.  FPL Energy is selling its share of the output of Duane Arnold to IP&L at a price of approximately $46 per mwh in 2006, escalating annually to approximately $61 per mwh in 2013, under a long-term contract expiring in 2014.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, the cost of which will be shared on a pro-rata basis by the joint owners.  FPL Energy received approximately $188 million of decommissioning funds at closing.  FPL Energy expects to file for a license extension for the plant in 2009, which, if approved, will enable the plant to continue to operate for an additional 20 years beyond its current license expiration of 2014.

FPL Energy expects its future capacity growth to come primarily from wind development benefiting from the extension of the production tax credit program through 2007 for new wind facilities, as well as from asset acquisitions.  FPL Energy plans to add approximately 625 mw to 750 mw of new wind generation in each of 2006 and 2007, including over 700 mw which are currently under construction or have been approved by FPL Group's board of directors.

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

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy.  Opportunities exist for the selective acquisition of generation assets divested under deregulation plans or available from other competitors and for the construction and operation of efficient plants that can sell power in competitive markets.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.  As of December 31, 2005, FPL Energy had 86% of its on-peak capacity under contract for 2006.  Over the last several years, contracting for the sale of electricity output was more difficult as a result of overcapacity in certain regions and diminished market liquidity due to fewer creditworthy counterparties.  However, the major markets in which FPL Energy operates have shown signs of continued improvement since 2004, such as improved sparks spreads and energy prices in ERCOT and NEPOOL.  The combination of new wind projects, expected increase in contribution from merchant assets and asset acquisitions are expected to be the key drivers in supporting FPL Energy's growth over the next few years.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2006 and 2007.  As of December 31, 2005, approximately 86% of FPL Energy's expected 2006 capacity was hedged against commodity price volatility.  If FPL Energy's plants do not perform as expected, this high degree of hedging could result in FPL Energy being required to purchase power, including transportation, in the market at potentially higher prices to meet its contractual obligations.  As of December 31, 2005, FPL Energy's capacity under contract for 2006 and 2007 was as follows:
	2006			2007

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	3,166	97%	(b)	3,287	93%	(b)
Contracted (c)	2,461	99%	(b)	2,461	99%	(b)
Merchant: (d)
NEPOOL	2,281	74%	(e)	2,454	49%	(e)
ERCOT	2,598	87%	(e)	2,627	37%	(e)
All other	1,417	58%	(e)	1,372	18%	(e)

Total portfolio (f)	11,921	86%	(e)	12,200	65%	(e)

_____________________
(a)

Weighted to reflect projected in-service dates, planned maintenance, Seabrook's planned refueling outage and power uprate in 2006, the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold and its planned refueling outage in 2007, and expected production from renewable resource assets.

(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Represents on-peak mw under contract.
(f)	Totals may not add due to rounding.

FPL Energy's results are affected by natural fluctuations in weather.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect production levels of the wind portfolio as well as the hydro units in Maine.  In managing its exposure to commodity prices, FPL Energy is dependent upon its counterparties to perform under their contractual obligations.  FPL Energy actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  Substantially all of FPL Energy's 2006 contracted revenues are with investment grade counterparties.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, FPL FiberNet and other business activities as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Corporate and Other's net loss for the years ended December 31, 2005, 2004 and 2003 was $50 million, $34 million and $37 million, respectively.  Results for Corporate and Other in 2005 reflect approximately $25 million in certain state tax benefits resulting from FPL Energy's growth throughout the United States and gains of approximately $10 million ($6 million after tax) from the sale and termination of leveraged lease agreements, which are included in gains (losses) on disposal of equity method investees and leveraged leases-net in FPL Group's consolidated statements of income.  Operating expenses at Corporate and Other increased $18 million in 2005 primarily due to higher corporate expenses, including the absence of the pension transition credit that was fully amortized in 2004.  Interest expense at Corporate and Other increased $20 million primarily due to higher interest rates.  Corporate and Other's 2005 results also reflect an increase in interest income of approximately $10 million primarily related to interest on a secured third party loan that was repaid in October 2005.  Results from Corporate and Other for 2004 reflect certain state tax benefits resulting from FPL Energy's growth throughout the United States as well as the resolution of other tax issues totaling approximately $30 million, partially offset by higher interest expenses and the absence of gains at FPL FiberNet associated with restructuring two transactions in 2003.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures and investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and/or repurchase common stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's, FPL's and FPL Group Capital's ability to obtain short- and long-term financing, the cost of such financing and the execution of their respective financing strategies.

FPL Group's cash flows from operating activities for the year ended December 31, 2005 reflect the receipt of cash collateral primarily from FPL's counterparties related to energy contracts (margin cash deposits), under-recovered fuel costs at FPL caused primarily by higher than anticipated fuel costs, the payment of 2004 and 2005 storm restoration costs and recoveries from customers of a portion of the 2004 storm restoration costs.  See Note 1 - Storm Reserve Deficiency.  The cash collateral amounts associated with energy contracts can fluctuate significantly as a result of, among other things, commodity price movements in the underlying contracts.

FPL Group's cash flows from investing activities for the year ended December 31, 2005 reflect continuing investment by FPL to meet customer demand of approximately $1.6 billion and new investments at FPL Energy of approximately $815 million, as well as FPL Group Capital's receipt of approximately $218 million in full payment of a secured third party loan.

During 2005, FPL Group generated proceeds of approximately $2.7 billion from financing activities, including approximately $575 million from the sale of FPL Group common stock related to the Corporate Units issued in February 2002, the issuance of $600 million in first mortgage bonds at FPL, approximately $821 million from the issuance of limited-recourse senior secured bonds, limited-recourse floating rate notes and draws on a construction revolver by FPL Energy subsidiaries, approximately $64 million related to the exercise of stock options and warrants and a net increase in commercial paper of $667 million.  During 2005, FPL Group used approximately $1.2 billion to pay off maturing debt, and redeem or make principal payments on debt and preferred stock.  Maturities, redemptions and principal payments during 2005 included the maturity of $600 million in debentures at FPL Group Capital and $500 million in first mortgage bonds at FPL, the redemption of $5 million of FPL preferred stock held by third parties, a redemption of approximately $5 million in 7.35% bonds at FPL Group Capital and principal payments of approximately $110 million at FPL Energy.  Also during 2005, FPL Energy subsidiaries entered into two interest rate swap agreements.  One swap associated with a variable rate construction revolver, was to receive LIBOR and pay a fixed rate of 4.255% to hedge specified notional amounts ranging from approximately $4 million to $6 million through November 2007 and approximately $163 million from November 2007 until the related debt matures in June 2008.  The other swap was to receive LIBOR and pay a fixed rate of 4.905% on $266 million of a limited recourse note.  In addition, in November 2005, FPL Group Capital reset the annual interest rate on $506 million principal amount of its debentures due February 2008 from 5.0% to 5.551%.  These debentures were originally issued in June 2002 in connection with FPL Group's publicly-traded equity units known as Corporate Units.  The interest rate was reset as a result of FPL Group Capital remarketing these debentures.  Neither FPL Group nor FPL Group Capital received any proceeds from the remarketing of the debentures.  See further discussion of interest rate swaps in Note 10 - Interest Rate Swaps.

In January 2006, FPL issued $400 million of 5.65% first mortgage bonds maturing in 2037.  In February 2006, FPL Group paid net approximately $48 million to cancel approximately 4.2 million of its Corporate Units sold in June 2002.  Also in February 2006, FPL Group issued approximately 8.7 million shares of common stock in return for approximately $296 million in proceeds, upon settlement of the stock purchase contracts issued in connection with its Corporate Units sold in June 2002.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004

Weighted-average annual interest rate (a)	5.9%	5.4%	5.2%	4.9%
Weighted-average life (years)	9.3	8.7	15.1	14.3
Annual average of floating rate debt to total debt (a)	35%	31%	40%	34%
____________________
(a)	Calculations include interest rate swaps.

FPL was impacted by Hurricanes Dennis, Katrina, Rita and Wilma in 2005 and by Hurricanes Charley, Frances and Jeanne in 2004.  These hurricanes did major damage in parts of FPL's service territory and collectively resulted in customer power outages in 2005 and 2004 of 5.3 million and 5.4 million, respectively.  At December 31, 2005, storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At December 31, 2005, FPL's storm reserve deficiency totaled approximately $1.1 billion.  The storm reserve deficiency associated with the 2004 hurricanes, plus interest, is being recovered primarily through a storm damage surcharge applied to retail customer bills over a 36-month period that began in February 2005, and totaled approximately $297 million at December 31, 2005.  The remaining balance of the storm reserve deficiency primarily relates to the storm restoration costs associated with 2005 hurricanes.  In January 2006, FPL petitioned the FPSC for approval to recover approximately $1.7 billion of storm costs through the issuance of $1,050 million of storm recovery bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes.  The storm bond proceeds will provide for the net-of-tax recovery of the remaining balance of the unrecovered hurricane costs of $1,040 million (estimated balance as of July 31, 2006) and the replenishment of the storm reserve to approximately $650 million.  If the FPSC determines that the storm restoration costs should not be securitized and instead should be recovered through another means, FPL has recommended as an alternative recovering the 2005 hurricane costs through a surcharge over approximately three years and implementing a separate surcharge to fund a $650 million storm reserve.  The FPSC's decision is expected in May 2006.  On February 2, 2006, several interested parties filed a motion to dismiss FPL's petition, claiming that the petition did not satisfy certain technical requirements.  FPL filed its response to the motion on February 6, 2006, asserting that the requirements cited are not applicable to FPL's petition and which were met in any event.  The FPSC has the right to review FPL's storm charges for prudence, and has the authority to determine the manner and timing of recovery.  See Note 1 -  Storm Reserve Deficiency.

In January 2006, the FPSC held an electric infrastructure workshop to discuss the damage to electric utility facilities incurred due to recent hurricanes and to explore ways of minimizing damage and resulting outages to customers in the future.  Presentations on hurricane issues were made by representatives of city governments, vendors and the Florida utilities.  On January 30, 2006, FPL filed a report with the FPSC outlining its Storm Secure Plan, a new initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators.  On February 7, 2006, the FPSC approved a rule that requires the Florida electric utilities to inspect their transmission and distribution wood poles on an eight-year inspection cycle and file an annual report with the FPSC regarding such inspections.  The FPSC has scheduled a meeting for February 27, 2006 to discuss what the next step(s) will be.

FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries, primarily FPL.  During the first quarter of 2005, FPL Group increased its quarterly dividend on its common stock from $0.34 to $0.355 per share.  In February 2006, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.355 to $0.375.  FPL pays dividends to FPL Group in a manner consistent with FPL's long-term targeted capital structure.  FPL Group made capital contributions to FPL in 2003 of $600 million.  FPL's mortgage contains provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under the mortgage securing FPL's first mortgage bonds, in some cases, the amount of retained earnings that FPL can use to pay cash dividends on its common stock is restricted.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2005, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2005, after giving effect to the January 2006 issuance of $400 million 5.65% first mortgage bonds maturing in 2037, coverage for the 12 months ended December 31, 2005 would have been in excess of 8.5 times the annual interest requirements and 5 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2005, after giving effect to the January 2006 issuance of $400 million 5.65% first mortgage bonds maturing in 2037, FPL could have issued in excess of $5.5 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.5 billion based on retired first mortgage bonds.  As of December 31, 2005, no cash was deposited with the mortgage trustee for these purposes.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of debt outstanding.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL Group Capital and FPL, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities.  However, commitment fees and interest rates on loans under the credit facilities agreements are tied to credit ratings and would increase or decrease when ratings are changed.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain power purchase and other agreements.  FPL Group subsidiaries, including FPL, may be required to post collateral in excess of collateral threshold amounts when FPL Group's exposure to the counterparty under the applicable trading agreement exceeds such threshold.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch).  At February 22, 2006, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:
	Moody's (a)	S&P (a)	Fitch (a)

FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A/A-1	N/A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A	A+
Commercial paper	P-1	A-1	F-1

FPL Group Capital: (b)
Corporate credit rating	N/A	A/A-1	N/A
Debentures	A2	A-	A
Commercial paper	P-1	A-1	F-1
____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by Moody's, S&P and Fitch is negative, watch negative and stable, respectively.

FPL Group's commitments at December 31, 2005 were as follows:
	2006	2007	2008	2009	2010	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$306	$169	$363	$376	$144	$5,694	$7,052
FPL Energy	322	690	547	206	199	1,346	3,310
Corporate and Other	1,321	1,189	577	666	18	914	4,685
Corporate Units	2	-	-	-	-	-	2
Purchase obligations:
FPL (b)	5,800	3,880	2,730	2,880	2,500	6,965	24,755
FPL Energy (c)	1,335	614	56	56	56	779	2,896
Corporate and Other	52	-	-	-	-	-	52
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	11,571	11,571
FPL Energy (f)	-	-	-	-	-	1,869	1,869

Total	$9,138	$6,542	$4,273	$4,184	$2,917	$29,138	$56,192

____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2005 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which is recoverable through various cost recovery clauses (see Note 16 - Contracts), and projected capital expenditures through 2010 to meet, among other things, increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities (see Note 16 - Commitments).

(c)

Represents firm commitments primarily in connection with the supply of wind turbines and towers, natural gas transportation, supply and storage, firm transmission service, nuclear fuel, a portion of its projected capital expenditures and in 2006 the acquisition of a 70% interest in Duane Arnold.  See Note 16 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)

At December 31, 2005, FPL had $2,083 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in nuclear decommissioning reserve funds.

(f)

At December 31, 2005, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook was $318 million and is included in FPL Group's nuclear decommissioning reserve funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At December 31, 2005, FPL Group had standby letters of credit of approximately $927 million ($14 million for FPL) and approximately $5,540 million notional amount of guarantees ($265 million for FPL), of which approximately $5,423 million ($249 million for FPL) have expirations within the next five years.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any losses associated with these letters of credit and guarantees.  At December 31, 2005, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 16 - Commitments.

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

Bank revolving lines of credit currently available to FPL Group and its subsidiaries, including FPL, are as follows:
FPL (a)	FPL Group Capital	Total	Maturity Date

(millions)

$2,000	$2,500	$4,500	November 2010
_____________________
(a)	Excludes a $100 million senior secured revolving credit facility of a consolidated FPL VIE that leases nuclear fuel to FPL, which matures in June 2009 and is available only to the VIE.

These credit facilities provide for the issuance of letters of credit up to $4.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.  At December 31, 2005, letters of credit totaling $598 million were outstanding under FPL Group Capital's credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility.  At December 31, 2005, each of FPL Group and FPL was in compliance with its respective ratio.

In addition, at December 31, 2005, FPL Energy had a $50 million letter of credit outstanding.  Also, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At December 31, 2005, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

In addition to the bank lines of credit discussed above, a consolidated FPL VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, to provide backup support for its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which is included in the guarantee discussion above.  At December 31, 2005, the VIE had no outstanding borrowings under the revolving credit facility and had approximately $59 million of commercial paper outstanding.  FPL also provides an unconditional payment guarantee of the VIE's $135 million of 2.34% senior secured notes, maturing in June 2006, which is included in the guarantee discussion above.

At February 22, 2006, FPL Group and FPL Group Capital had $2.0 billion (issuable by either or both of them up to such aggregate amount) of available capacity under shelf registration statements.  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statements, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity is available for, among other things, new investment opportunities.

In February 2005, FPL Group's board of directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005 (2005 stock split).  FPL Group's authorized common stock increased from 400 million to 800 million shares.  Also in February 2005, FPL Group's board of directors authorized a new common stock repurchase plan of up to 20 million shares of common stock (after giving effect to the 2005 stock split) over an unspecified period, which plan was ratified and confirmed by the board of directors in December 2005, and terminated a previous common stock repurchase plan.  At December 31, 2005, no shares had been repurchased under the repurchase plan.

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas, which serves approximately 1,200 mw of peak load to over 160,000 commercial and residential customers as of December 31, 2005.  Each share of Gexa Corp.'s outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa Corp.'s options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa Corp. was approximately $73 million, payable in shares of FPL Group common stock.

In December 2005, FPL Group and Constellation Energy entered into an agreement and plan of merger that is expected to create a combined company which will be the nation's largest competitive energy supplier based on generation and have the second largest electric utility portfolio based on the number of customers served.  Completion of the merger and the actual closing date depend upon the satisfaction of a number of conditions, including shareholder approvals and the receipt of required regulatory approvals.  The parties believe that the proposed merger will offer both strategic and financial advantages in serving the energy marketplace, as well as generate significant cost savings and synergies, the majority of which are expected to come from the competitive energy businesses.  These synergies are expected to result from consolidation of competitive energy business unit operations, sharing of best practices, improved procurement strategies and consolidation of systems and support activities.  In a tax free, stock-for-stock exchange, each share of Constellation Energy common stock outstanding immediately prior to the merger will be converted into 1.444 shares of Constellation Energy common stock and each share of FPL Group common stock outstanding immediately prior to the merger will be converted into one share of Constellation Energy common stock.  Upon completion of the merger, former FPL Group shareholders will own approximately 60 percent and Constellation Energy's shareholders will own approximately 40 percent of the combined company.  See Note 2.

New Accounting Rules and Interpretations

Stock-Based Compensation - On January 1, 2006, FPL Group adopted FAS 123(R), "Share-Based Payment."  The statement requires costs related to share-based payment transactions to be recognized in the financial statements based on grant-date fair value.  Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," on January 1, 2004, the adoption of FAS 123(R) will not have a significant financial impact for the year ending December 31, 2006.

Accounting for Conditional Asset Retirement Obligations - On December 31, 2005, FPL Group and FPL adopted FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FAS 143, "Accounting for Asset Retirement Obligations."  See Note 15.

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

Accounting for Derivatives and Hedging Activities - FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in fuel and electricity contracts, optimize the value of power generation assets and related contracts and manage risks associated with changes in interest rates.  To a lesser extent, FPL Group and FPL also engage in limited energy trading activities to take advantage of expected favorable price movements.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

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

During the fourth quarter of 2003, FPL Group and its subsidiaries adopted EITF 03-11, which precluded certain economic hedging transactions at FPL Energy from qualifying for hedge accounting treatment.  Changes in fair value of those transactions are marked to market and reported in the non-qualifying hedge category and may result in volatility in the non-qualifying hedge category.  The ongoing changes in accounting guidance relating to derivatives confirm management's belief in the importance of segregating the effects of the unrealized mark-to-market impact of non-qualifying hedges.  Without any change in FPL Group's economic positions or the timing or amounts of future cash flows, a small change in classification of particular transactions can result in significant changes in net income.  This could be significant to FPL Energy's results because often the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically linked transactions.  Because of this, FPL Group's management continues to view results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 4 and also see Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Accounting for Pensions and Other Postretirement Benefits - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  In addition to pension benefits, FPL Group sponsors a substantially contributory postretirement plan for health care and split dollar life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.

FPL Group's pension income net of the cost of other benefits was approximately $53 million, $81 million and $78 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The corresponding amounts allocated to FPL were $38 million, $63 million and $60 million, respectively.  Pension income and the cost of other benefits are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years, assumed increases in future compensation levels of 4.0% for 2005 and 2004 and 4.5% for 2003, and a weighted-average discount rate of 5.50% for 2005 and 2004 and 6.00% for 2003, respectively.  Based on current health care costs (as related to other benefits), the projected 2006 trend assumption used to measure the expected cost of health care benefits covered by the plans for all age groups are 8.50% for medical benefits and 10.50% for prescription drug benefits.  The rates are assumed to decrease over the next eight years to the ultimate trend rate of 5.0% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2013 for medical costs and 2017 for prescription drug costs.  In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the marketplace.  For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.  FPL Group believes that 7.75% is a reasonable long-term rate of return on its plans' assets.  FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

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

Lowering the expected long-term rate of return on plan assets by 0.5% (from 7.75% to 7.25%) would have reduced FPL Group's net income for 2005 by approximately $14 million ($10 million for FPL).  Lowering the discount rate assumption by 0.5% would have decreased FPL Group's net income for 2005 by approximately $5 million ($4 million for FPL).  Raising the salary increase assumption by 0.5% would have decreased FPL Group's net income for 2005 by approximately $2 million ($1 million for FPL).  Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in FPL Group's other benefits plan.  Increasing the assumed health care cost trend rates by 1% would have reduced FPL Group's net income for 2005 by approximately $1 million.

The fair value of plan assets has increased from $2.9 billion at September 30, 2004 to $3.1 billion at September 30, 2005 for the pension plan and decreased from $50 million at September 30, 2004 to $49 million at September 30, 2005 for other benefits.  Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the qualified pension plan in the near future.  In December 2005, $24 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $27 million for eligible retiree medical expenses on behalf of the other benefits plan during 2006 with substantially all of that amount being reimbursed through a transfer of assets from the qualified pension plan pursuant to the provisions of the Internal Revenue Code.  See Note 3.

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

Nuclear Decommissioning and Fossil Dismantlement - FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations," effective January 1, 2003 and December 31, 2005, respectively.  FAS 143 and FIN 47 require that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  FPL filed updated nuclear decommissioning studies in 2005, which indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is $10.9 billion, or $2.0 billion in 2005 dollars.  The 2005 studies reflect, among other things, the 20-year license extensions of FPL's nuclear units and support the suspension, effective September 2005, of the $79 million annual decommissioning accrual.  At December 31, 2005, $2,351 million was accrued for nuclear decommissioning, of which $1,460 million was recorded as an ARO, $57 million was recorded as a capitalized net asset related to the ARO, $770 million was recorded as a regulatory liability and $178 million was included in accrued asset removal costs on the consolidated balance sheets.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 15.

FPL accrues the cost of dismantling its fossil plants over the expected service life of each unit based on studies filed with the FPSC at least every four years.  Unlike nuclear decommissioning, fossil dismantlement costs are not funded.  The most recent studies, which became effective January 1, 2003, indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  The majority of the dismantlement costs are not considered AROs.  At December 31, 2005, the provision for fossil dismantlement was approximately $277 million and is included in accrued asset removal costs.

FPL Energy records a liability for the present value of Seabrook's expected decommissioning costs in accordance with FAS 143 and FIN 47.  Comprehensive studies are filed with the New Hampshire Nuclear Decommissioning Financing Committee every four years, with updates provided annually.  These studies indicate that FPL Energy's 88.23% portion of the ultimate cost of decommissioning Seabrook, including costs associated with spent fuel storage, is approximately $1,496 million, or $604 million in 2005 dollars.  At December 31, 2005, the ARO for Seabrook's nuclear decommissioning totaled approximately $189 million.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 15.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil dismantlement costs, involves the use of estimates and judgments concerning the amount and timing of future expenditures and whether or not such costs are considered a legal obligation under FAS 143 and FIN 47.  FPL Group and FPL also make interest rate, rate of return and inflation projections to determine funding requirements related to decommissioning.  Periodically, FPL Group and FPL will be required to update their estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.

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

FPL's regulatory assets and liabilities are as follows:
	December 31,

	2005	2004

	(millions)
Regulatory assets:
Current:
Deferred clause and franchise expenses	$795	$230
Storm reserve deficiency	$156	$163
Derivatives	$-	$9
Other	$7	$-

Noncurrent:
Storm reserve deficiency	$957	$373
Deferred clause expenses	$307	$-
Unamortized loss on reacquired debt	$42	$45
Litigation settlement	$-	$45
Other	$37	$38

Regulatory liabilities:
Current:
Deferred clause and franchise revenues	$32	$30
Derivatives	$757	$-

Noncurrent:
Accrued asset removal costs	$2,033	$2,012
Asset retirement obligation regulatory expense difference	$786	$266
Unamortized investment tax credits	$62	$81
Other	$90	$106

See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as to optimize the value of power generation assets.  To a lesser extent, FPL Group and FPL engage in limited energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  See Note 4.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments were as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2003	$7	$1	$21	$(11)	$94	$112
Reclassification to realized at settlement of contracts	(15)	(2)	(60)	1	(223)	(299)
Effective portion of changes in fair value recorded in OCI	-	-	-	(99)	-	(99)
Ineffective portion of changes in fair value recorded in earnings	-	-	(7)	-	-	(7)
Changes in fair value excluding reclassification to realized	14	(1)	36	-	120	169

Fair value of contracts outstanding at December 31, 2004	6	(2)	(10)	(109)	(9)	(124)
Reclassification to realized at settlement of contracts	(6)	3	(9)	89	(617)	(540)
Acquisition of Gexa contracts	-	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	-	(353)	-	(353)
Ineffective portion of changes in fair value recorded in earnings	-	-	(33)	-	-	(33)
Changes in fair value excluding reclassification to realized	3	(2)	(162)	-	1,383	1,222

Fair value of contracts outstanding at December 31, 2005	3	(1)	(176)	(373)	757	210
Net option premium payments (receipts)	-	1	10	-	71	82

Total mark-to-market energy contract net assets (liabilities) at
December 31, 2005	$3	$-	$(166)	$(373)	$828	$292

FPL Group's total mark-to-market energy contract net assets (liabilities) at December 31, 2005 shown above are included in the consolidated balance sheets as follows:
December 31, 2005

(millions)

Derivative assets	$1,070
Other assets	56
Other current liabilities	(449)
Other liabilities	(385)

FPL Group's total mark-to-market energy contract net assets	$292

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2005 were as follows:
	Maturity

	2006	2007	2008	2009	2010	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$(16)	$1	$-	$-	$-	$-	$(15)
Prices provided by other external sources	58	1	-	-	1	1	61
Modeled	(43)	-	-	-	-	-	(43)

Total	(1)	2	-	-	1	1	3

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	(20)	-	-	-	-	-	(20)
Prices provided by other external sources	9	1	-	-	-	-	10
Modeled	9	-	-	-	-	-	9

Total	(2)	1	-	-	-	-	(1)

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	88	22	(9)	(2)	(7)	(7)	85
Prices provided by other external sources	(144)	(58)	(8)	(1)	-	(17)	(228)
Modeled	(29)	1	-	(1)	(1)	(3)	(33)

Total	(85)	(35)	(17)	(4)	(8)	(27)	(176)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	1	-	-	-	-	-	1
Prices provided by other external sources	(107)	(191)	(57)	(15)	(4)	-	(374)
Modeled	-	-	-	-	-	-	-

Total	(106)	(191)	(57)	(15)	(4)	-	(373)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	690	-	-	-	-	-	690
Prices provided by other external sources	50	-	-	-	-	-	50
Modeled	17	-	-	-	-	-	17

Total	757	-	-	-	-	-	757

Total sources of fair value	$563	$(223)	$(74)	$(19)	$(11)	$(26)	$210

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2005 and 2004, the VaR figures are as follows:
	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI and FPL cost recovery clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2004	$-	$-	$-	$55	$12	$48	$55	$15	$47
December 31, 2005	$-	$-	$-	$114	$38	$98	$114	$38	$98

Average for the period ended
December 31, 2005	$-	$1	$1	$57	$40	$48	$57	$40	$49
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest rate risk - FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in nuclear decommissioning reserve funds and interest rate swaps.  FPL Group and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	December 31, 2005			December 31, 2004

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$9,443	$9,540	(a)	$9,247	$9,611	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,290	$1,290	(b)	$1,219	$1,219	(b)
Other investments	$80	$80	(b)	$72	$72	(b)
Interest rate swaps - net unrealized loss	$(9)	$(9	)(c)	$(11)	$(11	)(c)

FPL:
Long-term debt, including current maturities	$3,406	$3,416	(a)	$3,311	$3,438	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,151	$1,151	(b)	$1,081	1,081	(b)
Interest rate swaps - net unrealized loss	$-	$-		$(2)	$(2	)(c)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

The nuclear decommissioning reserve funds of FPL Group consist of restricted funds set aside to cover the cost of decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.  See Note 10.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2005, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(a)	7.625%	$(3)
	$150	July 2003	September 2006	variable	(b)	7.625%	(3)
	$195	October 2004	April 2006	variable	(c)	3.250%	(2)
	$55	October 2004	April 2006	variable	(d)	3.250%	-
	$195	October 2004	April 2006	variable	(e)	3.250%	(2)
	$55	October 2004	April 2006	variable	(f)	3.250%	-
	$300	November 2004	February 2007	variable	(g)	4.086%	(5)
	$275	December 2004	February 2007	variable	(h)	4.086%	(4)

Total fair value hedges							(19)

Cash flow hedges - FPL Energy:
	$90	August 2002	December 2007	4.410%		variable (i)	1
	$185	August 2003	November 2007	3.557%		variable (i)	4
	$6	February 2005	June 2008	4.255%		variable (i)	1
	$85	December 2003	December 2017	4.245%		variable (i)	3
	$28	April 2004	December 2017	3.845%		variable (i)	1
	$266	December 2005	November 2019	4.905%		variable (i)	-

Total cash flow hedges							10

Total interest rate hedges							$(9)

____________________
(a)	Six-month LIBOR plus 4.9900%
(b)	Six-month LIBOR plus 4.9925%
(c)	Six-month LIBOR plus 0.0153%
(d)	Six-month LIBOR plus 0.0100%
(e)	Six-month LIBOR plus 0.1500%
(f)	Six-month LIBOR plus 0.1525%
(g)	Three-month LIBOR plus 0.50577%
(h)	Three-month LIBOR plus 0.4025%
(i)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $311 million ($171 million for FPL) at December 31, 2005.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,113 million and $1,051 million ($933 million and $890 million for FPL) at December 31, 2005 and 2004, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $111 million ($93 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at December 31, 2005.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2005, approximately 99% of both FPL Group's and FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

In accordance with the SEC's published guidance, we have excluded from our assessment the internal control over financial reporting for the entities that directly own the interests in each of the entities acquired in connection with the acquisition of Gexa Corp., which was acquired in June 2005, and whose financial statements reflect total assets and operating revenues representing less than 1% and approximately 3%, respectively, of FPL Group's consolidated total assets and operating revenues as of and for the year ended December 31, 2005.  FPL Group does not consider the acquisition of Gexa Corp. material to FPL Group's results of operations, financial position and cash flows.

Management assessed the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework and also the standards of the Public Company Accounting Oversight Board.  Based on this assessment, management believes that FPL Group's and FPL's internal control over financial reporting was effective as of December 31, 2005.

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

K. Michael Davis Controller and Chief Accounting Officer of FPL Group and Vice President, Accounting, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

  FPL Group, Inc. and Florida Power & Light Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that FPL Group, Inc. and subsidiaries (FPL Group) and Florida Power & Light Company and subsidiaries (FPL) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting for the entities that directly own the interests in each of the entities acquired in connection with the acquisition of Gexa Corp., which was acquired on June 17, 2005 and whose financial statements reflect total assets and revenues constituting less than one percent and approximately three percent, respectively, of the related consolidated financial statement amounts of FPL Group as of and for the year ended December 31, 2005.  Accordingly, our audit did not include the internal control over financial reporting for the entities that directly own the interests in each of the entities acquired in connection with the acquisition of Gexa Corp. FPL Group's management and FPL's management are responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of FPL Group's and FPL's internal control over financial reporting based on our audits.

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

In our opinion, management's assessment that FPL Group and FPL maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, FPL Group and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of FPL Group and FPL and our report dated February 22, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida

February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

  FPL Group, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries (FPL Group) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2005 and 2004, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the respective company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group and the financial position of FPL at December 31, 2005 and 2004, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of FPL Group's and FPL's internal control over financial reporting and an unqualified opinion on the effectiveness of FPL Group's and FPL's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida

February 22, 2006

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts)
	Years Ended December 31,

	2005	2004	2003

OPERATING REVENUES	$11,846	$10,522	$9,630

OPERATING EXPENSES
Fuel, purchased power and interchange	6,171	5,217	4,539
Other operations and maintenance	1,840	1,672	1,626
Restructuring charge	-	81	-
Amortization of storm reserve deficiency	155	-	-
Depreciation and amortization	1,285	1,198	1,105
Taxes other than income taxes	931	882	829

Total operating expenses	10,382	9,050	8,099

OPERATING INCOME	1,464	1,472	1,531

OTHER INCOME (DEDUCTIONS)
Interest charges	(593)	(489)	(379)
Preferred stock dividends - FPL	-	-	(13)
Loss on redemption of preferred stock - FPL	-	-	(9)
Equity in earnings of equity method investees	124	94	89
Gains (losses) on disposal of equity method investees
and leveraged leases - net	52	(3)	6
Allowance for equity funds used during construction	28	37	14
Interest income	59	25	19
Other - net	23	18	3

Total other deductions - net	(307)	(318)	(270)

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,157	1,154	1,261

INCOME TAXES	272	267	368

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	885	887	893

CUMULATIVE EFFECT OF ADOPTING FASB INTERPRETATION NO. 46,
"CONSOLIDATION OF VARIABLE INTEREST ENTITIES," NET OF
INCOME TAXES OF $2	-	-	(3)

NET INCOME	$885	$887	$890

Earnings per share of common stock:
Earnings per share before cumulative effect of adopting FASB	$2.33	$2.47	$2.52
Interpretation No. 46
Cumulative effect of adopting FASB Interpretation No. 46	$-	$-	$(0.01)
Earnings per share	$2.33	$2.47	$2.51

Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of adopting FASB	$2.29	$2.45	$2.51
Interpretation No. 46
Cumulative effect of adopting FASB Interpretation No. 46	$-	$-	$(0.01)
Earnings per share	$2.29	$2.45	$2.50

Dividends per share of common stock	$1.42	$1.30	$1.20

Weighted-average number of common shares outstanding:
Basic	380.1	358.6	355.1
Assuming dilution	385.7	361.7	356.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2005	2004

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$31,886	$29,721
Nuclear fuel	520	504
Construction work in progress	945	1,495
Less accumulated depreciation and amortization	(10,888)	(10,494)

Total property, plant and equipment - net	22,463	21,226

CURRENT ASSETS
Cash and cash equivalents	530	225
Customer receivables, net of allowances of $34 and $37, respectively	1,064	785
Other receivables, net of allowances of $9 and $1, respectively	366	259
Materials, supplies and fossil fuel inventory - at average cost	567	394
Regulatory assets:
Deferred clause and franchise expenses	795	230
Storm reserve deficiency	156	163
Derivatives	-	9
Other	7	-
Derivatives	1,074	110
Other	428	352

Total current assets	4,987	2,527

OTHER ASSETS
Nuclear decommissioning reserve funds	2,401	2,271
Other investments	467	740
Regulatory assets:
Storm reserve deficiency	957	373
Deferred clause expenses	307	-
Unamortized loss on reacquired debt	42	45
Litigation settlement	-	45
Other	37	38
Other	1,343	1,068

Total other assets	5,554	4,580

TOTAL ASSETS	$33,004	$28,333

CAPITALIZATION
Common shareholders' equity	$8,499	$7,537
Long-term debt	8,039	8,027

Total capitalization	16,538	15,564

CURRENT LIABILITIES
Commercial paper	1,159	492
Current maturities of long-term debt and preferred stock	1,404	1,225
Accounts payable	1,245	762
Customers' deposits	433	394
Margin cash deposits	393	5
Accrued interest and taxes	253	227
Regulatory liabilities:
Deferred clause and franchise revenues	32	30
Derivatives	757	-
Derivatives	463	118
Other	1,128	995

Total current liabilities	7,267	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,685	2,207
Accumulated deferred income taxes	3,015	2,685
Regulatory liabilities:
Accrued asset removal costs	2,033	2,012
Asset retirement obligation regulatory expense difference	786	266
Unamortized investment tax credits	62	81
Other	90	106
Other	1,528	1,164

Total other liabilities and deferred credits	9,199	8,521

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$33,004	$28,333

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$885	$887	$890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,242	1,153	1,060
Nuclear fuel amortization	99	93	58
Cumulative effect of changes in accounting principles	-	-	5
Storm-related costs of FPL, net of insurance advances	(659)	(627)	-
Amortization of storm reserve deficiency	155	-	-
Restructuring charges	-	33	-
Unrealized losses on marked to market energy contracts	191	25	(12)
Deferred income taxes and related regulatory credit	333	428	588
Cost recovery clauses and franchise fees	(825)	144	(186)
Equity in earnings of equity method investees	(124)	(94)	(89)
Distribution of earnings from equity method investees	86	83	68
Changes in operating assets and liabilities:
Customer receivables	(227)	23	(161)
Other receivables	(64)	16	2
Material, supplies and fossil fuel inventory	(173)	29	1
Other current assets	(9)	(10)	(18)
Deferred pension cost	(70)	(101)	(123)
Accounts payable	346	220	104
Customers' deposits	32	42	41
Margin cash deposits	387	(5)	11
Income taxes	(51)	108	(142)
Interest and other taxes	29	(2)	57
Other current liabilities	(95)	80	90
Other liabilities	(21)	65	(55)
Other - net	80	60	65

Net cash provided by operating activities	1,547	2,650	2,254

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,616)	(1,394)	(1,383)
Independent power investments	(815)	(476)	(1,461)
Nuclear fuel purchases	(102)	(141)	(42)
Sale of independent power investments	69	93	-
Loan repayments and capital distributions from equity method investees	199	9	13
Proceeds from sale of securities	2,928	2,207	2,735
Purchase of securities	(2,928)	(2,207)	(2,735)
Contributions to special use funds	(127)	(148)	(173)
Reimbursements from special use funds	8	218	-
Sale of Olympus Communications, L.P. note receivable	-	126	-
Funding of secured loan	(43)	(128)	(47)
Repayment of secured loan	218	-	-
Proceeds from termination and sale of leveraged leases	58	-	-
Other - net	(14)	(31)	4

Net cash used in investing activities	(2,165)	(1,872)	(3,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,391	569	2,995
Retirements of long-term debt	(1,215)	(432)	(431)
Retirements of preferred stock - FPL	(5)	-	(228)
Net change in short-term debt	667	(423)	(1,238)
Issuances of common stock	639	110	73
Dividends on common stock	(544)	(467)	(425)
Other - net	(10)	(39)	(48)

Net cash provided by (used in) financing activities	923	(682)	698

Net increase (decrease) in cash and cash equivalents	305	96	(137)
Cash and cash equivalents at beginning of year	225	129	266

Cash and cash equivalents at end of year	$530	$225	$129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$543	$460	$342
Cash paid (received) for income taxes - net	$8	$(254)	$(77)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and conversion of options and warrants in connection with
the acquisition of Gexa Corp.	$74	$-	$-
Additions to capital lease obligations	$-	$-	$41
Additions to debt through the adoption of FIN 46	$-	$-	$515
Additions to property, plant and equipment - net through the adoption of FIN 46	$-	$-	$346
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (a) (millions)
	Common Stock (b)

	Shares		Aggregate Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss) (c)	Retained Earnings	Common Shareholders' Equity

Balances, December 31, 2002	366		$4	$3,282	$(192)	$16	$3,280
Net income	-		-	-	-	-	890
Issuances of common stock, net of
issuance cost of less than $1	3		-	73	-	-	-
Exercise of stock options and other
incentive plan activity	-		-	20	-	-	-
Dividends on common stock	-		-	-	-	-	(425)
Earned compensation under ESOP	-		-	18	16	-	-
Other comprehensive loss	-		-	-	-	(12)	-
Other	-		-	2	(5)	-	-

Balances, December 31, 2003	369	(d)	4	3,395	(181)	4	3,745	$6,967

Net income	-		-	-	-	-	887
Issuances of common stock, net of
issuance cost of less than $1	2		-	83	-	-	-
Exercise of stock options and other
incentive plan activity	1		-	77	-	-	-
Dividends on common stock	-		-	-	-	-	(467)
Earned compensation under ESOP	-		-	21	16	-	-
Other comprehensive loss	-		-	-	-	(50)	-
Other	-		-	1	2	-	-

Balances, December 31, 2004	372	(d)	4	3,577	(163)	(46)	4,165	$7,537

Net income	-		-	-	-	-	885
Issuances of common stock, net of
issuance cost of less than $1	20		-	645	-	-	-
Exercise of stock options and other
incentive plan activity	3		-	98	-	-	-
Dividends on common stock	-		-	-	-	-	(544)
Earned compensation under ESOP	-		-	19	14	-	-
Other comprehensive loss	-		-	-	-	(147)	-
Other	-		-	1	(9)	-	-

Balances, December 31, 2005	395	(d)	$4	$4,340	$(158)	$(193)	$4,506	$8,499

_____________________
(a)

Information pertaining to shares, aggregate par value and additional paid-in capital have been restated to reflect the two-for-one stock split effective March 15, 2005.  See Note 12 - Earnings Per Share.

(b)

$0.01 par value, authorized - 800,000,000 shares, 800,000,000 shares and 600,000,000 shares at December 31, 2005, 2004 and 2003, respectively; outstanding shares 394,854,416, 372,351,756 and 368,528,254 at December 31, 2005, 2004 and 2003, respectively.

(c)				Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $738 million, $837 million and $878 million for 2005, 2004 and 2003, respectively.
(d)				Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled approximately 10 million, 11 million and 12 million at December 31, 2005, 2004 and 2003, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (millions)
	Years Ended December 31,

	2005	2004	2003

OPERATING REVENUES	$9,528	$8,734	$8,293

OPERATING EXPENSES
Fuel, purchased power and interchange	4,910	4,467	4,047
Other operations and maintenance	1,307	1,228	1,250
Amortization of storm reserve deficiency	155	-	-
Depreciation and amortization	951	915	898
Taxes other than income taxes	858	809	769

Total operating expenses	8,181	7,419	6,964

OPERATING INCOME	1,347	1,315	1,329

OTHER INCOME (DEDUCTIONS)
Interest charges	(224)	(183)	(173)
Allowance for equity funds used during construction	28	37	14
Other - net	5	(10)	(12)

Total other deductions - net	(191)	(156)	(171)

INCOME BEFORE INCOME TAXES	1,156	1,159	1,158

INCOME TAXES	408	409	403

NET INCOME	748	750	755

PREFERRED STOCK DIVIDENDS	-	1	13

LOSS ON REDEMPTION OF PREFERRED STOCK	-	-	9

NET INCOME AVAILABLE TO FPL GROUP	$748	$749	$733

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2005	2004

ELECTRIC UTILITY PLANT
Plant in service	$23,251	$21,860
Nuclear fuel	380	370
Construction work in progress	776	1,285
Less accumulated depreciation and amortization	(9,530)	(9,467)

Electric utility plant - net	14,877	14,048

CURRENT ASSETS
Cash and cash equivalents	56	65
Customer receivables, net of allowances of $20 and $18, respectively	653	585
Other receivables, net of allowances of $1 and $1, respectively	313	216
Materials, supplies and fossil fuel inventory - at average cost	449	315
Regulatory assets:
Deferred clause and franchise expenses	795	230
Storm reserve deficiency	156	163
Derivatives	-	9
Other	7	-
Derivatives	828	26
Other	212	146

Total current assets	3,469	1,755

OTHER ASSETS
Nuclear decommissioning reserve funds	2,083	1,971
Regulatory assets:
Storm reserve deficiency	957	373
Deferred clause expenses	307	-
Unamortized loss on reacquired debt	42	45
Litigation settlement	-	45
Other	37	38
Other	954	839

Total other assets	4,380	3,311

TOTAL ASSETS	$22,726	$19,114

CAPITALIZATION
Common shareholder's equity	$6,737	$6,150
Long-term debt	3,271	2,813

Total capitalization	10,008	8,963

CURRENT LIABILITIES
Commercial paper	1,159	492
Current maturities of long-term debt and preferred stock	135	523
Accounts payable	863	606
Customers' deposits	423	388
Margin cash deposits	382	-
Accrued interest and taxes	174	158
Regulatory liabilities:
Deferred clause and franchise revenues	32	30
Derivatives	757	-
Other	929	826

Total current liabilities	4,854	3,023

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,474	2,015
Accumulated deferred income taxes	2,647	1,949
Regulatory liabilities:
Accrued asset removal costs	2,033	2,012
Asset retirement obligation regulatory expense difference	786	266
Unamortized investment tax credits	62	81
Other	90	106
Other	772	699

Total other liabilities and deferred credits	7,864	7,128

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$22,726	$19,114

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$748	$750	$755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	909	870	853
Nuclear fuel amortization	72	66	33
Storm-related costs, net of insurance advances	(659)	(627)	-
Amortization of storm reserve deficiency	155	-	-
Deferred income taxes and related regulatory credit	531	553	172
Cost recovery clauses and franchise fees	(825)	144	(186)
Changes in operating assets and liabilities:
Customer receivables	(82)	51	(132)
Other receivables	(26)	(5)	(2)
Material, supplies and fossil fuel inventory	(133)	39	(6)
Other current assets	(9)	(8)	(10)
Deferred pension cost	(52)	(78)	(99)
Accounts payable	221	171	84
Customers' deposits	35	42	30
Margin cash deposits	382	-	-
Income taxes	(71)	(61)	(52)
Interest and other taxes	17	(1)	29
Other current liabilities	(44)	27	74
Other liabilities	33	33	(27)
Other - net	36	(18)	41

Net cash provided by operating activities	1,238	1,948	1,557

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,616)	(1,394)	(1,383)
Proceeds from sale of securities	2,759	2.072	2.702
Purchases of securities	(2,759)	(2,072)	(2,702)
Contributions to special use funds	(111)	(134)	(157)
Reimbursements from special use funds	8	218	-
Nuclear fuel purchases	(95)	(90)	(26)
Other - net	(2)	-	1

Net cash used in investing activities	(1,816)	(1,400)	(1,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	588	236	877
Retirements of long-term debt	(500)	-	(388)
Issuances of preferred stock	-	20	-
Retirements of preferred stock	(25)	-	(228)
Net change in short-term debt	667	(139)	(121)
Capital contributions from FPL Group	-	-	600
Dividends	(161)	(604)	(728)

Net cash provided by (used in) financing activities	569	(487)	12

Net increase (decrease) in cash and cash equivalents	(9)	61	4
Cash and cash equivalents at beginning of year	65	4	-

Cash and cash equivalents at end of year	$56	$65	$4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$217	$167	$155
Cash paid (received) for income taxes - net	$(46)	$(60)	$292

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$-	$-	$41
Additions to debt through the adoption of FIN 46	$-	$-	$164
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY (millions)
	Common Stock (a)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (b)		Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2002	$1,373	$3,716	$(2)		$295
Net income available to FPL Group	-	-	-		733
Capital contributions from FPL Group	-	600	-		-
Dividends to FPL Group	-	-	-		(715)
Other comprehensive income	-	-	2	(c)	-
Other	-	2	-		-

Balances, December 31, 2003	1,373	4,318	-		313	$6,004

Net income available to FPL Group	-	-	-		749
Dividends to FPL Group	-	-	-		(603)

Balances, December 31, 2004	1,373	4,318	-		459	$6,150

Net income available to FPL Group	-	-	-		748
Dividends to FPL Group	-	-	-		(161)

Balances, December 31, 2005	$1,373	$4,318	$-		$1,046	$6,737

_____________________
(a)		Common stock, no par value, 1,000 shares authorized, issued and outstanding.
(b)		Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $748 million, $749 million and $735 million for 2005, 2004 and 2003, respectively.
(c)		Minimum supplemental employee retirement plan liability adjustment.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary FPL Energy, LLC (FPL Energy).  FPL, a rate-regulated public utility, supplies electric service to approximately 4.3 million customer accounts throughout most of the east and lower west coasts of Florida.  FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

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

Beginning in 2004, in order to comply with a U.S. Nuclear Regulatory Commission (NRC) order, FPL incurred additional cost to modify its security systems at its St. Lucie and Turkey Point nuclear units.  During 2005 and 2004, FPL incurred and deferred pursuant to an FPSC order approximately $12 million and $25 million, respectively, in additional costs as a regulatory asset (included in regulatory assets - other) and, in 2005, accrued interest on the deferred amount at an FPSC-approved rate of 7.29%.  During 2005, FPL reduced the regulatory asset by the amount of the reduction in the decommissioning accrual approved by the FPSC in the 2005 rate agreement discussed below.  Effective January 1, 2006, the remaining balance of approximately $13 million will be included in rate base, amortized over a four-year period and included in depreciation expense.

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables and amounted to approximately $123 million and $135 million at December 31, 2005 and 2004, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees, gross receipts taxes and beginning in 2005 a surcharge related to the recovery of storm restoration costs associated with the 2004 hurricanes (see Storm Reserve Deficiency).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income and were approximately $604 million, $558 million and $527 million in 2005, 2004 and 2003, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group's and FPL's consolidated balance sheets.

In August 2005, FPL and all of the interveners in its 2005 rate case filing signed a stipulation and settlement agreement regarding FPL's retail base rates, which was subsequently approved by the FPSC (2005 rate agreement).  The 2005 rate agreement will be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005 (2002 rate agreement).

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap for 2006 will be $3,991 million and $4,156 million, respectively, which was established by using the 2005 revenue sharing threshold and cap of $3,880 million and $4,040 million, respectively, and increasing them by the average annual growth rate in retail kilowatt-hour (kwh) sales for the ten-year period ending December 31, 2005.  For each succeeding year, retail base rate revenue sharing threshold and cap amounts will be established by increasing the prior year's threshold and cap by the sum of the following: (i) the average annual growth rate in retail kwh sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.

Under both the 2005 and 2002 rate agreements, the accrual for the refund associated with the revenue sharing mechanism is computed monthly for each twelve-month period of the rate agreement.  At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the threshold will be exceeded.  If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest.  In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount.  Under both the 2005 and 2002 rate agreements, the annual refund (including interest) is paid to customers as a credit to their February electric bill.  At December 31, 2005 and 2004, there was no refund due to customers.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates will be based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL suspended contributions of $20.3 million per year to its storm and property insurance reserve beginning in January 2006 and has the ability to recover prudently incurred storm restoration costs, either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

FPL will not have an authorized regulatory ROE under the 2005 rate agreement for the purpose of addressing earnings levels.  For all other regulatory purposes, FPL will have an ROE of 11.75%.  The revenue sharing mechanism described above will be the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

The 2002 rate agreement provided for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7% as well as a revenue sharing mechanism based on stated thresholds.  During the term of the 2002 rate agreement, FPL did not have an authorized regulatory ROE range for the purpose of addressing earnings levels and FPL reduced depreciation on its plant in service by $125 million each year.

FPL Energy's revenue is recorded as electricity is delivered, which is when revenue is earned.  FPL Energy's retail energy business records unbilled revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled revenues are included in customer receivables and amounted to approximately $30 million at December 31, 2005.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2005, the electric generating, transmission, distribution and general facilities of FPL represented approximately 45%, 12%, 37% and 6%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of FPL Energy's generating facilities are encumbered by liens against their assets securing various financings.  The total amount of FPL Energy's assets serving as collateral was approximately $3.7 billion at December 31, 2005.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs).  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years; however, the 2002 rate agreement required FPL to continue to depreciate its electric property based on rates approved in April 1999 that became effective January 1, 1998.  The weighted annual composite depreciation rate for FPL's electric plant in service, including intangible software, but excluding the effects of decommissioning and dismantlement, was approximately 4.3%, 4.2% and 4.3% for 2005, 2004 and 2003, respectively.  These rates exclude the depreciation adjustments discussed below.  Pursuant to the 2005 rate agreement, FPL implemented new depreciation rates on January 1, 2006.  FPL Energy's electric plants in service less salvage value are depreciated using the straight-line method over their estimated useful lives.  FPL Energy's effective depreciation rates were 3.9%, 3.9% and 3.9% for 2005, 2004 and 2003, respectively.

Under the 2002 and 2005 rate agreements (see Revenues and Rates), FPL may reduce depreciation by up to $125 million annually during the term of the rate agreements.  These depreciation adjustments are included in earnings.  The amounts recorded during the 2002 rate agreement were allocated primarily to the nuclear depreciation reserve.  The amounts to be recorded during the 2005 rate agreement will be allocated to the appropriate assets when FPL files its comprehensive depreciation studies at the end of the 2005 rate agreement.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units.  Beginning July 1, 2003, the lessor was consolidated by FPL as a result of adopting the Financial Accounting Standards Board's (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities."  See Note 9 - FPL.  For ratemaking purposes, these leases are treated similar to operating leases.  For financial reporting, prior to July 1, 2003, these leases were recorded as capital leases.  Nuclear fuel lease expense was $31 million for the six months ended June 30, 2003.  Included in this expense was an interest component of $1 million for the six months ended June 30, 2003.  Until July 1, 2003, the lease payments were charged to fuel expense on a unit of production method.  Beginning July 1, 2003, the cost of nuclear fuel was capitalized and is being amortized to fuel expense on a unit of production method except for the interest component, which is recorded as interest expense.  These charges, as well as a charge for spent nuclear fuel, are recovered through the fuel clause.  FPL makes quarterly payments to the lessor for the lease commitments.  Under certain circumstances of lease termination, the associated debt ($194 million at December 31, 2005), which was recorded in commercial paper and long-term debt on FPL Group's and FPL's consolidated balance sheets, would become due.

Seabrook Station (Seabrook) has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel.  See Note 16 - Contracts.  Seabrook's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  The FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  The FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2005, 2004 and 2003, AFUDC was capitalized at a rate of 7.42%, 7.29% and 7.84%, respectively, and amounted to approximately $41 million, $48 million and $18 million, respectively.  See Note 16 - Commitments.

FPL's construction work in progress at December 31, 2005 includes construction materials, progress payments on major equipment contracts, third party engineering costs and other costs directly associated with the construction of various projects.  Upon completion of the projects, these costs are transferred to electric utility plant in service.  At December 31, 2005 and 2004, FPL recorded approximately $156 million and $135 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's and FPL's consolidated balance sheets.

FPL Energy capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant.  At December 31, 2005 and 2004, FPL Energy's capitalized development costs totaled approximately $19 million and $15 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets.  These costs include emission reduction credits, land rights and other third party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when the development of a project is no longer probable.  In addition to capitalized development costs, FPL Energy capitalizes interest on its construction projects.  Interest capitalized on construction projects amounted to $8 million, $43 million and $83 million during 2005, 2004 and 2003, respectively.  FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.

FPL Energy's construction work in progress includes construction materials, prepayments on turbine generators, third party engineering costs, interest and other costs directly associated with the construction and development of the project.  Upon commencement of plant operation, these costs are transferred to electric utility plant in service and other property.  At December 31, 2005 and 2004, FPL Energy recorded approximately $73 million and $55 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's consolidated balance sheets.

Asset Retirement Obligations - FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations" effective January 1, 2003 and December 31, 2005, respectively.  See Note 15.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - Following are the components of FPL Group's and FPL's decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs:
	FPL

	Nuclear Decommissioning				Fossil Dismantlement				Interim Removal Costs and Other				FPL Energy		FPL Group

	December 31,				December 31,				December 31,				December 31,		December 31,

	2005		2004		2005		2004		2005		2004		2005	2004	2005	2004

	(millions)

Asset retirement obligations (ARO)	$1,460		$2,013		$11		$2		$3		$-		$211	$192	$1,685	$2,207
Less capitalized ARO asset net of
accumulated depreciation	57		214		2		1		1		-		-	-	60	215
Accrued asset removal costs (a)	178		158		277		291		1,578		1,563		-	-	2,033	2,012
Asset retirement obligation regulatory
expense difference (a)	770		267		16		(1)		-		-		-	-	786	266

Accrued decommissioning,
dismantlement and other accrued
asset removal costs	$2,351	(b)	$2,224	(b)	$302	(b)	$291	(b)	$1,580	(b)	$1,563	(b)	$211	$192	$4,444	$4,270

_____________________
(a)	Regulatory liability on FPL Group's and FPL's consolidated balance sheets.
(b)	Represents total amount accrued for ratemaking purposes.

FPL - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear and fossil plants over the expected service life of each unit based on nuclear decommissioning and fossil dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with FAS 143 and FIN 47.  Any differences between expense recognized under FAS 143 and FIN 47 and the amount recoverable through rates are deferred in accordance with FAS 71.  See Electric Plant, Depreciation and Amortization and Note 15.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2005.  The studies filed in December 2005 support the suspension, effective September 2005, of the $79 million annual decommissioning accrual as indicated in the 2005 rate agreement.  These studies reflect FPL's current plans, under the extended operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $10.9 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2005 dollars, is estimated by the studies to aggregate $2.0 billion.

During 2005, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $112 million related to ARO accretion expense, approximately $7 million related to depreciation of the capitalized ARO asset, approximately $4 million related to the non-legal obligation included in accrued asset removal costs and an approximately $70 million credit to adjust the total accrual to the $53 million approved by the FPSC for decommissioning expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2004, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $106 million related to ARO accretion expense, approximately $8 million related to depreciation of the capitalized ARO asset, approximately $6 million related to the non-legal obligation included in accrued asset removal costs and an approximate $41 million credit to adjust the total accrual to the $79 million approved by the FPSC for decommissioning expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2003, FPL recognized approximately $101 million related to ARO accretion expense, approximately $8 million related to depreciation of the capitalized ARO asset, approximately $6 million related to the non-legal obligation included in accrued asset removal costs and an approximate $36 million credit to adjust the total accrual to the $79 million approved by the FPSC for decommissioning expense.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds of FPL.  Consistent with regulatory treatment, marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value with market adjustments, including any other-than-temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.  See Note 10.  Contributions to the funds were based on current period decommissioning expense and were suspended beginning September 2005.  Additionally, fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income and an offsetting expense is recorded to reflect a corresponding increase in the related regulatory liability accounts.  As a result, there is no effect on net income.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years.  FPL's latest fossil fuel plant dismantlement studies became effective January 1, 2003.  The studies indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  FPL recognized fossil dismantlement expense of approximately $19 million in each of 2005, 2004 and 2003, which is included in depreciation and amortization expense.

FPL Energy - FPL Energy also records a nuclear decommissioning liability for Seabrook in accordance with FAS 143 and FIN 47.  See Note 15.  Seabrook's current decommissioning funding plan is based on an operating license expiration date of 2026.  The funding plan is based on a comprehensive nuclear decommissioning study reviewed by the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 2003 and is effective for four years.  This study assumes that Seabrook would begin decommissioning in 2026 and that FPL Energy's 88.23% portion of the ultimate cost of decommissioning Seabrook, including costs associated with spent fuel storage, is approximately $1.5 billion, or $604 million expressed in 2005 dollars.  In December 2005, FPL Energy obtained NRC approval to extend the unit's operating license from 2026 to 2030 to recapture the period of non-operation from 1986 to 1990.  FPL Energy intends to seek approval from the NRC to renew the unit's operating license for an additional 20 years.  At December 31, 2005 and 2004, FPL Energy had an ARO related to nuclear decommissioning of $189 million and $175 million, respectively.

FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook is included in FPL Group's nuclear decommissioning reserve funds.  Marketable securities held in the decommissioning fund are classified as available for sale and are carried at market value with market adjustments resulting in a corresponding adjustment to other comprehensive income.  Any unrealized losses associated with marketable securities that are determined to be other-than-temporarily impaired would be recognized as an expense in FPL Group's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  See Note 10.

Accrual for Major Maintenance Costs - Consistent with regulatory treatment, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The estimated costs for inspection and repair of FPL's four reactor vessel heads were deferred and are being amortized on a levelized basis over a five-year period beginning in 2002 as authorized by the FPSC, and amounted to approximately $11 million in 2005, $10 million in 2004 and $13 million in 2003.  The accrued liability for nuclear maintenance costs, including those for the reactor vessel heads, at December 31, 2005 and 2004 totaled approximately $79 million and $74 million, respectively, and is included in other liabilities.  For the years ended December 31, 2005, 2004 and 2003, FPL recognized approximately $160 million, $164 million and $157 million, respectively, in nuclear maintenance costs (including reactor vessel head inspection and repair costs) which are included in O&M expenses in FPL Group's and FPL's consolidated income statements.

FPL Energy's estimated major maintenance costs for its combustion turbine and nuclear generating units' next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for FPL Energy's major maintenance costs totaled approximately $114 million and $83 million at December 31, 2005 and 2004, respectively, and is included in other liabilities.  For the years ended December 31, 2005, 2004 and 2003, FPL Energy recognized approximately $78 million, $80 million and $54 million in major maintenance costs which are included in O&M expenses in FPL Group's consolidated income statements.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At both December 31, 2005 and 2004, FPL Group had approximately $56 million of restricted cash included in other current assets on FPL Group's consolidated balance sheets, essentially all of which is restricted for debt service payments and O&M expenses, as well as for margin collateral in 2005 and construction liabilities in 2004.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is determined by multiplying the previous six months of revenues by a bad debt percentage, which represents an average of the past two years' actual write-offs.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  FPL Energy regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of revenue based on the historical bad debt write-off trends for its retail energy business, and when necessary using the specific identification method for all other receivables.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  FPL Energy's materials, supplies and oil and gas inventories are carried at the lower of weighted-average cost or market.

Energy Trading - FPL Group and FPL engage in limited energy trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  In accordance with Emerging Issues Task Force Issue No. (EITF) 02-3, trading contracts that meet the definition of a derivative are accounted for at market value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 4.

Storm Reserve Deficiency - The storm reserve deficiency represents storm restoration costs incurred by FPL that exceeded the amounts in the storm and property insurance reserve, which provided FPL coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants.  The storm restoration costs were associated with hurricanes that affected FPL's service territory in 2004 and 2005.  At December 31, 2005 and 2004, FPL's storm reserve deficiency totaled approximately $1.1 billion and $536 million, respectively, a portion of which is included in current assets.

The storm reserve deficiency associated with the 2004 hurricanes, plus interest, is being recovered primarily through a storm damage surcharge applied to retail customer bills over a 36-month period that began in February 2005, and totaled approximately $297 million at December 31, 2005.  During 2005, FPL billed to customers approximately $155 million through the storm damage surcharge, which is included in operating revenues on the consolidated statements of income.  A corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the consolidated statements of income.  The remaining balance of the storm reserve deficiency primarily relates to the storm restoration costs associated with Hurricanes Dennis, Katrina, Rita and Wilma that struck FPL's service territory in 2005.  In January 2006, FPL petitioned the FPSC for approval to recover approximately $1.7 billion of storm costs through the issuance of $1,050 million of storm recovery bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes.  The storm bond proceeds will provide for the net-of-tax recovery of the remaining balance of the unrecovered hurricane costs of $1,040 million (estimated balance as of July 31, 2006) and the replenishment of the storm reserve to approximately $650 million.  If the FPSC determines that the storm restoration costs should not be securitized and instead should be recovered through another means, FPL has recommended as an alternative recovering the 2005 hurricane costs through a surcharge over approximately three years and implementing a separate surcharge to fund a $650 million storm reserve.  The FPSC's decision is expected in May 2006.  On February 2, 2006, several interested parties filed a motion to dismiss FPL's petition, claiming that the petition did not satisfy certain technical requirements.  FPL filed its response to the motion on February 6, 2006, asserting that the requirements cited are not applicable to FPL's petition and which were met in any event.  The FPSC has the right to review FPL's storm charges for prudence, and has the authority to determine the manner and timing of recovery.

Investments in Leveraged Leases - Subsidiaries of FPL Group, other than FPL, have investments in leveraged leases, which at December 31, 2005 and 2004 totaled $28 million and $81 million, respectively, and are included in other investments on FPL Group's consolidated balance sheets.  The related deferred tax liabilities totaled $28 million and $80 million at December 31, 2005 and 2004, respectively, and are included in accumulated deferred income taxes.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  See Note 6.

Goodwill and Other Intangible Assets - At December 31, 2005, FPL Energy had recorded, after certain purchase price allocation adjustments, approximately $72 million of goodwill within its merchant reporting unit, and approximately $27 million of intangible assets for customer lists (net of accumulated amortization of approximately $2 million) in connection with the 2005 acquisition of Gexa Corp.  The intangible asset for customer lists is being amortized on a straight-line basis over its estimated economic life of 8 years.  The acquisition of Gexa Corp. was accounted for using the purchase method of accounting.

FPL Energy's other intangible assets consist primarily of power purchase agreements, transmission and land rights, permits and licenses and totaled approximately $75 million and $79 million at December 31, 2005 and 2004, respectively, net of accumulated amortization.  Other intangible assets are amortized over their estimated useful lives.

FPL Energy's goodwill and other intangible assets are included in other assets on FPL Group's consolidated balance sheets.  In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill is assessed for impairment at least annually by applying a fair value based test.  Other intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows in accordance with FAS 144.

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

The following table illustrates the effect on net income and earnings per share of common stock as if FPL Group's compensation expense had been determined using the fair value based method in each period:
	Years Ended December 31,

	2005	2004	2003

	(millions, except per share amounts)

Net income, as reported	$885	$887	$890

Add: total stock-based employee compensation
expense included in reported net income,
net of related income tax effects	18	17	12

Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related income tax effects	(18)	(17)	(19)

Pro forma net income	$885	$887	$883

Earnings per share of common stock:
Basic - as reported	$2.33	$2.47	$2.51
Basic - pro forma	$2.33	$2.47	$2.49

Assuming dilution - as reported	$2.29	$2.45	$2.50
Assuming dilution - pro forma	$2.29	$2.45	$2.48

On January 1, 2006, FPL Group adopted FAS 123(R), "Share-Based Payment."  The statement requires costs related to share-based payment transactions to be recognized in the financial statements based on grant-date fair value.  Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," on January 1, 2004, the adoption of FAS 123(R) will not have a significant financial impact for the year ending December 31, 2006.

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

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement with FPL Group, FPL's income tax provision reflects the use of the "separate return method."  Included in other regulatory liabilities on FPL Group's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules.  This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount.  Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  Production tax credits (PTCs) are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal and state statutes.  PTCs generated by certain wind operations of FPL Energy are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  Accruals for estimated losses from federal and state income tax contingencies are established when it is probable that an income tax liability has been incurred and the amount of such loss is reasonably estimable.  See Note 5.

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

2.  Proposed Merger

In December 2005, FPL Group and Constellation Energy Group, Inc. (Constellation Energy) entered into an agreement and plan of merger (the merger agreement).  In a tax free, stock-for-stock exchange, each share of Constellation Energy common stock outstanding immediately prior to the merger will be converted into 1.444 shares of Constellation Energy common stock and each share of FPL Group common stock outstanding immediately prior to the merger will be converted into one share of Constellation Energy common stock.  Upon completion of the merger, former FPL Group shareholders will own approximately 60 percent and Constellation Energy's shareholders will own approximately 40 percent of the combined company.  FPL Group will account for the merger as an acquisition of Constellation Energy under the purchase method of accounting.  The companies are working to complete the merger by the end of 2006.  However, completion of the merger and the actual closing date depend upon the satisfaction of a number of conditions, including shareholder approvals and the receipt of required regulatory approvals.  The merger agreement contains certain termination rights for FPL Group and Constellation Energy and provides that, upon termination of the merger agreement under specified circumstances, one of the parties may be required to pay a termination fee.  In the event a termination fee is payable by Constellation Energy to FPL Group, it would equal $425 million.  In the event a termination fee is payable by FPL Group to Constellation Energy, it would equal $650 million.

3.  Employee Retirement Benefits

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

Benefit Obligations - FPL Group uses a measurement date of September 30 for its pension and other benefits plans.  The following table provides a reconciliation of the changes in the benefit obligations of the plans:
	Pension Benefits		Other Benefits

	2005	2004	2005	2004

	(millions)

Obligation at October 1 of prior year	$1,581	$1,516	$468	$488
Service cost	52	52	8	8
Interest cost	87	84	25	27
Participant contributions	-	-	5	4
Plan amendments (a)	9	3	-	-
Actuarial (gains) losses - net	(27)	12	(42)	(25)
Benefit payments	(103)	(86)	(29)	(34)

Obligation at September 30	$1,599	$1,581	$435	$468

_____________________
(a)	Relates to union negotiated credits and, for 2005, also relates to Internal Revenue Code (IRC) transfers and various Supplemental Retirement Plan changes.

FPL Group's accumulated benefit obligation, which includes no assumption about future compensation levels, for its pension plans at September 30, 2005 and 2004 was $1,548 million and $1,525 million, respectively.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.
	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Discount rate	5.5%	5.5%	5.5%	5.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%

An 8.5% annual rate of increase in the per capita cost of covered medical benefits and a 10.5% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for 2006.  The rates are assumed to decrease gradually to 5.0% by 2013 and 2017 for medical and prescription drug benefits, respectively, and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $9 million and $(8) million, respectively, at September 30, 2005.

Plan Assets - The following table provides a reconciliation of the fair value of assets of the plans.  Employer contributions and benefits paid in the table below include only those amounts contributed directly to, or paid directly from, plan assets.
	Pension Benefits		Other Benefits

	2005	2004	2005	2004

	(millions)

Fair value of plan assets at October 1 of prior year	$2,907	$2,697	$50	$54
Actual return on plan assets	331	296	2	6
Employer contributions	6	-	21	20
IRC transfers (a)	(21)	-	-	-
Participant contributions	-	-	5	4
Benefit payments	(103)	(86)	(29)	(34)

Fair value of plan assets at September 30	$3,120	$2,907	$49	$50

_____________________
(a)	Represents amounts that were transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group pursuant to the provisions of the IRC.

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

At September 30, the asset allocation for FPL Group's pension fund is as follows:
	2005	2004

Asset Category

Equity	12%	14%
Equity commingled vehicles	39	34
Debt securities	30	30
Debt security commingled vehicles	19	22

Total	100%	100%

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

At September 30, the asset allocation for FPL Group's other benefits fund is as follows:
	2005	2004

Asset Category

Equity	36%	38%
Equity commingled vehicles	21	18
Debt securities	1	2
Debt security commingled vehicles	42	42

Total	100%	100%

Funded Status - The following table reconciles the funded status of the plans to the amounts on the consolidated balance sheets:
	Pension Benefits		Other Benefits

	2005	2004	2005	2004

	(millions)

Fair value of plan assets	$3,120	$2,907	$49	$50
Benefit obligation	(1,599)	(1,581)	(435)	(468)

Funded status at September 30	1,521	1,326	(386)	(418)
Unrecognized prior service (benefit) cost	(14)	(27)	-	-
Unrecognized transition (asset) obligation	-	-	25	28
Unrecognized (gain) loss	(644)	(509)	43	87
Other	(23)	(21)	10	8

Prepaid (accrued) benefit cost at FPL Group at December 31	$840	$769	$(308)	$(295)

Prepaid (accrued) benefit cost at FPL at December 31	$798	$746	$(282)	$(271)

FPL Group's and FPL's prepaid (accrued) benefit cost shown above are included in the consolidated balance sheets as follows:
	FPL Group				FPL

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004	2005	2004

	(millions)
Prepaid benefit cost included
in other assets	$849	$779	$-	$-	$803	$750	$-	$-
Accrued benefit cost included
in other liabilities	(14)	(19)	(308)	(295)	(6)	(5)	(282)	(271)
Intangible asset included
in other assets	3	3	-	-	1	1	-	-
Accumulated other
comprehensive income	2	6	-	-	-	-	-	-

Prepaid (accrued) benefit cost
at December 31	$840	$769	$(308)	$(295)	$798	$746	$(282)	$(271)

Expected Cash Flows - In December 2005, $24 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $27 million for eligible retiree medical expenses on behalf of the other benefits plan during 2006 with substantially all amounts being reimbursed through a transfer of assets from the qualified pension plan pursuant to the provisions of the Internal Revenue Code.

The following table provides information about gross benefit payments expected to be paid by the plans for each of the following calendar years:
	Pension Benefits	Other Benefits

	(millions)

2006	$121	$34
2007	$127	$37
2008	$133	$40
2009	$139	$40
2010	$139	$40
2011-2015	$731	$187

Net Periodic Cost - The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2005	2004	2003	2005	2004	2003

	(millions)

Service cost	$52	$52	$52	$8	$8	$7
Interest cost	87	84	84	25	27	27
Expected return on plan assets	(211)	(207)	(199)	(3)	(4)	(4)
Amortization of transition (asset) obligation	-	(23)	(23)	3	3	3
Amortization of prior service (benefit) cost	(5)	(5)	(5)	-	-	-
Amortization of (gains) losses	(15)	(21)	(28)	4	5	6
Supplemental Retirement Plan settlements	3	-	2	-	-	-

Net periodic benefit (income) cost at FPL Group	$(89)	$(120)	$(117)	$37	$39	$39

Net periodic benefit (income) cost at FPL	$(71)	$(97)	$(95)	$32	$35	$35

The following table provides the weighted-average assumptions used to determine net periodic benefit (income) cost for the plans:
	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2005	2004	2003	2005	2004	2003

Discount rate	5.50%	5.50%	6.00%	5.50%	5.50%	6.00%
Salary increase	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%
Expected long-term rate of return (a)	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
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

Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have affected the total service and interest cost recognized at September 30, 2005 by less than $1 million.

Supplemental Retirement Plan - FPL Group also has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  The cost of this plan is included in the determination of net periodic benefit income for pension benefits in the preceding tables and amounted to $5 million, $2 million and $5 million for FPL Group for years ended December 31, 2005, 2004 and 2003, respectively.  The projected benefit obligation is included in the pension benefits obligation in the preceding tables and amounted to $21 million and $22 million for FPL Group at December 31, 2005 and 2004, respectively.  Further, the accumulated benefit obligation was $13 million and $19 million for FPL Group ($6 million and $5 million for FPL) at December 31, 2005 and 2004, respectively.

FPL Group established a trust to provide assets that may be used for the benefits payable under the non-qualified supplemental defined benefit pension plan.  The trust is irrevocable and, although subject to creditors' claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions.  These assets are included in other investments on the consolidated balance sheets and amounted to $5 million  and $11 million for FPL Group ($3 million and $3 million for FPL) at December 31, 2005 and December 31, 2004, respectively.

Employee Contribution Plans - FPL Group offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  FPL Group makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $27 million, $27 million and $25 million for FPL Group ($25 million, $23 million and $21 million for FPL) for years ended December 31, 2005, 2004 and 2003, respectively.  See Note 12 - Employee Stock Ownership Plan (ESOP).

4.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the consolidated balance sheets as follows:
	FPL Group		FPL

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)
Current derivative assets	$1,074	$110	$828	$26
Other assets	62	24	-	-
Current derivative liabilities	(463)	(118)	-	(6)
Other liabilities	(387)	(111)	-	-

Total mark-to-market derivative instrument
assets (liabilities)	$286	$(95)	$828	$20

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group uses derivatives to optimize the value of power generation assets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred.  Transactions for which physical delivery is deemed to have not occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At December 31, 2005, FPL Group had cash flow hedges with expiration dates through December 2010 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through November 2019.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized losses on these hedges flows through earnings in the current period and amounted to $33 million, $7 million and $2 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees are as follows:
	Years Ended December 31,

	2005	2004	2003

	(millions)

Consolidated subsidiaries	$(191)	$(23)	$16
Equity method investees	$1	$13	$21

5.  Income Taxes

The components of income taxes, including deferred regulatory credit, are as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2005	2004	2003	2005	2004	2003

	(millions)
Federal:
Current	$26	$(207)	$(181)	$(80)	$(125)	$214
Deferred	225	464	507	445	490	145
ITC	(19)	(20)	(20)	(19)	(20)	(20)

Total federal	232	237	306	346	345	339

State:
Current	(67)	66	(21)	(24)	-	37
Deferred	107	(36)	83	86	64	27

Total state	40	30	62	62	64	64

Total income taxes	$272	$267	$368	$408	$409	$403

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2005	2004	2003	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	2.3	1.7	3.2	3.5	3.6	3.6
Allowance for other funds used during construction	(1.0)	(1.1)	(0.4)	(1.0)	(1.1)	(0.4)
Amortization of ITC	(1.7)	(1.7)	(1.6)	(1.7)	(1.7)	(1.7)
Production tax credits - FPL Energy	(10.8)	(9.2)	(6.2)	-	-	-
Amortization of deferred regulatory credit - income taxes	(0.6)	(0.6)	(0.8)	(0.6)	(0.6)	(0.8)
Adjustments of prior years' tax matters	-	(0.9)	(0.6)	-	(0.2)	(0.7)
Preferred stock dividends - FPL	-	-	0.4	-	-	-
Other - net	0.3	(0.1)	0.2	0.1	0.3	(0.2)

Effective income tax rate	23.5%	23.1%	29.2%	35.3%	35.3%	34.8%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:
	FPL Group		FPL

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)
Deferred tax liabilities:
Property-related	$3,498	$2,996	$2,451	$2,105
Investment-related	177	274	-	-
Pension	324	298	310	289
Deferred fuel costs	406	57	406	57
Storm reserve deficiency	417	174	417	174
Other	347	378	156	160

Total deferred tax liabilities	5,169	4,177	3,740	2,785

Deferred tax assets and valuation allowance:
Unamortized ITC and deferred regulatory credit - income taxes	15	35	15	35
Decommissioning reserves	268	253	268	253
Postretirement benefits	130	126	120	115
Net operating loss carryforwards	680	213	381	-
Tax credit carryforwards	404	235	-	-
Other	915	763	413	378
Valuation allowance	(35)	(23)	-	-

Net deferred tax assets	2,377	1,602	1,197	781

Net accumulated deferred income taxes	$2,792	$2,575	$2,543	$2,004

Deferred tax liabilities associated with property- and investment-related assets reflect additional first year depreciation as allowed by tax legislation.  During 2005 and 2004, FPL Group recognized net tax benefits of approximately $25 million and $30 million, respectively, related to certain state tax benefits resulting from the growth of FPL Energy outside the state of Florida and, in 2004, from the resolution of various tax issues.  Valuation allowances for 2005 and 2004 relate to the deferral of production tax credits and operating loss carryforwards.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
	FPL Group		FPL

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)
Other current assets	$223	$110	$104	$-
Other current liabilities	-	-	-	55
Accumulated deferred income taxes	3,015	2,685	2,647	1,949

Net accumulated deferred income taxes	$2,792	$2,575	$2,543	$2,004

The components of FPL Group's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2005 are as follows:
	Amount	Expiration Date

	(millions)

Net operating loss carryforwards:
Federal	$539	2024-2025
State	141	2007-2025

Total net operating loss carryforwards	$680

Tax credit carryforwards:
Federal	$378	2023-2025
State	26	2008-2013

Total tax credit carryforwards	$404

6.  Restructuring and Impairment Charges

During 2005, FPL Energy recorded a net gain of approximately $13 million ($8 million after-tax) related to the termination of a gas supply contract at one of its investments in joint ventures.  The gain is included in equity in earnings of equity method investees in FPL Group's consolidated statements of income.  This agreement was terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.

Restructuring charges in 2004 reflect contract restructuring to take advantage of changed market conditions.  FPL Energy recorded a net gain of approximately $52 million ($31 million after tax) related to the termination of a gas supply contract and a steam agreement at one of its investments in joint ventures.  These agreements were terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.  In addition, FPL Energy recorded an impairment loss of approximately $47 million ($29 million after tax) to write down its investment in a combined-cycle power plant in Texas to its fair value as a result of agreeing to sell its interest in the project.  The sale was completed in the second quarter of 2004.  The results of the above transactions are reflected in equity in earnings of equity method investees in FPL Group's consolidated statements of income.  Also in 2004, FPL Energy restructured a steam sales agreement on a natural gas-fired facility in Pennsylvania due to a downturn in market conditions where the plant is operating.  The restructuring resulted in a loss of approximately $81 million ($48 million after tax) which includes the write-off of an auxiliary boiler of approximately $33 million and a $48 million contract termination payment which was included in other current liabilities on FPL Group's consolidated balance sheet at December 31, 2004 and was paid in 2005.

7.  Comprehensive Income

The following table provides the components of comprehensive income and accumulated other comprehensive income (loss):

		Accumulated Other Comprehensive Income (Loss)

	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges		Other	Total	Comprehensive Income

	(millions)

Balances, December 31, 2002		$19		$(3)	$16
Net income of FPL Group	$890					$890
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $7 tax expense)		11		-	11	11
Equity method investees (net of $7 tax expense)		11		-	11	11
Reclassification adjustment: (a)
Consolidated subsidiaries (net of $23 tax benefit)		(35)		-	(35)	(35)
Equity method investees (net of $7 tax benefit)		(12)		-	(12)	(12)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized loss on interest rate
swaps (net of $5 tax benefit)		(8)		-	(8)	(8)
Reclassification from other comprehensive income (OCI)
to net income (net of $3 tax expense)		4		-	4	4
Net unrealized gains on available for sale securities
(net of $11 tax expense)		-		17	17	17

Balances, December 31, 2003		(10)		14	4	$878

Net income of FPL Group	$887					$887
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses:
Consolidated subsidiaries (net of $40 tax benefit)		(61)		-	(61)	(61)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized loss on interest rate
swaps (net of $4 tax benefit)		(6)		-	(6)	(6)
Reclassification from OCI to net income
(net of $6 tax expense)		10		-	10	10
Net unrealized gains on available for sale securities
(net of $4 tax expense)		-		7	7	7

Balances, December 31, 2004		(67)		21	(46)	$837

Net income of FPL Group	$885					$885
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses:
Consolidated subsidiaries (net of $143 tax benefit)		(209)		-	(209)	(209)
Reclassification from OCI to net income
(net of $37 tax expense)		55		-	55	55
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gain on interest rate swaps
(net of $3 tax expense)		4		-	4	4
Reclassification from OCI to net income
(net of $1 tax expense)		2		-	2	2
Net unrealized losses on available for sale securities
(net of $0.4 tax benefit)		-		(1)	(1)	(1)
Supplemental retirement plan liability adjustment
(net of $2 tax expense)		-		2	2	2

Balances, December 31, 2005		$(215	) (b)	$22	$(193)	$738

_____________________
(a)

Includes amounts reclassified into earnings due to settlements of approximately $44 million and discontinuance of cash flow hedges of approximately $3 million for which the hedged transaction is no longer probable of occurring.

(b)

Approximately $62 million of losses included in FPL Group's accumulated other comprehensive income at December 31, 2005 will be reclassified into earnings within the next 12 months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.

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

FPL Group's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:
	December 31, 2005

	Ownership Interest	Gross Investment	Accumulated Depreciation	Construction Work in Progress

	(millions)

FPL:
St. Lucie Unit No. 2	85%	$1,174	$832	$106
St. Johns River Power Park units and
coal terminal	20%	$327	$197	$2
Scherer Unit No. 4	76%	$588	$362	$-
Transmission substation assets located
in Seabrook, New Hampshire	88.23%	$30	$10	$-
FPL Energy: (a)
Seabrook	88.23%	$941	$134	$18
Wyman Station Unit No. 4	61.78%	$76	$25	$-
_____________________
(a)		In January 2006, FPL Energy purchased a 70% interest, or approximately 415 megawatts (mw), in the Duane Arnold Energy Center (Duane Arnold), a nuclear power plant located in Iowa.

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

FPL - Effective July 1, 2003, FPL consolidates a VIE from which it leases nuclear fuel for its nuclear units.  For ratemaking purposes, these leases are treated as operating leases.  For financial reporting, prior to July 1, 2003 the capital lease obligation was recorded at the amount due to the lessor in the event of lease termination.  FPL makes quarterly payments to the lessor for the lease commitments.  The lessor has issued senior secured notes to fund the procurement of nuclear fuel and has established a revolving credit facility to support its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the lessor under the notes and credit facility.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a carrying value of $380 million and $370 million at December 31, 2005 and 2004, respectively.

In its evaluation of the revised guidance as of March 31, 2004, FPL identified two potential VIEs, both of which are considered qualifying facilities (QFs) as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  In November 2005, the purchased power agreement (PPA) with one of the projects expired and was not renewed.  Therefore, FPL has no further involvement with this project.  PURPA requires FPL to purchase the electricity output of the remaining project.  As a result, FPL has entered into a PPA with this QF to purchase substantially all of the project's electrical output over a substantial portion of its estimated useful life.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which is determined at the time the PPA is executed, and is based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The avoided cost is the incremental cost to the utility of the electric energy or capacity, or both, which is avoided by neither generating the electricity nor purchasing it from another source.  The project has a capacity of 250 mw.  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2005 and 2004, FPL purchased 1,813,114 mwh and 1,802,467 mwh, respectively, from the project at a total cost of approximately $144 million and $141 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.

Additionally, FPL entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  The Facility is considered a QF as defined by PURPA.  In November 2004, FPL and the Facility reached an agreement to change the index related to the energy payment, triggering a new analysis under FIN 46R.  FPL determined that (a) the Facility is a VIE and (b) the PPA represents a variable interest in the Facility.  However, FPL determined that it is not the Facility's primary beneficiary.  During the first quarter of 2005, a change in ownership of the facility occurred, triggering the need to reevaluate whether FPL is the facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the Facility contains no provisions which legally obligate the Facility to release this information to FPL.  During the years ended December 31, 2005 and 2004, FPL purchased 2,332,000 mwh and 2,265,371 mwh, respectively, from the Facility at a total cost of approximately $191 million and $186 million, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the Facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Facility in order to determine if FPL is the Facility's primary beneficiary.

FPL Energy - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with a special purpose entity (SPE) lessor to lease a 550 mw combined-cycle power generation plant through 2007.  The FPL Energy subsidiary began making quarterly lease payments on March 31, 2003.  The quarterly lease payments are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs.  The FPL Energy subsidiary has the option to purchase the plant at any time during the remaining lease term for 100% of the outstanding principal balance of the loans and equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents.  However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase the plant for the same cost.  If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee must be paid, and the plant will be sold.  Any sale proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary.  FPL Group Capital has guaranteed certain obligations of the FPL Energy subsidiary under the lease agreement.

In the initial implementation of FIN 46, the FPL Energy subsidiary was determined to be the primary beneficiary of the lessor and, accordingly, effective July 1, 2003, consolidates the assets and liabilities of the lessor on FPL Group's consolidated financial statements.  The assets of the lessor primarily consist of the power generation plant, which had a carrying value of $331 million and $343 million at December 31, 2005 and 2004, respectively, and is reported in electric utility plant in service and other property in FPL Group's consolidated balance sheets.  The liabilities of the lessor consist primarily of debt (which is secured by the power generation plant), which had a carrying value of $333 million and $345 million at December 31, 2005 and 2004, respectively, and is reported in long-term debt in FPL Group's consolidated balance sheets.  The equity interests of the lessor not owned by the FPL Energy subsidiary are reported as minority interest.

FPL Group - In March 2004, a trust created by FPL Group sold 12 million 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46R.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044, from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46R.  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its consolidated balance sheets.  See Note 11 - FPL Group.

FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's financial statements.

10.  Financial Instruments

The carrying amounts of cash equivalents, commercial paper and notes payable approximate fair values.  At December 31, 2005 and 2004, other investments of FPL Group included financial instruments of approximately $43 million and $294 million, respectively, and primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.  See Note 11.

The following estimates of the fair value of financial instruments have been made using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.
	December 31, 2005			December 31, 2004

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$9,443	$9,540	(a)	$9,247	$9,611	(a)
Nuclear decommissioning reserve funds	$2,401	$2,401	(b)	$2,271	$2,271	(b)
Other investments	$80	$80	(b)	$72	$72	(b)
Interest rate swaps - net unrealized loss	$(9)	$(9	) (c)	$(11)	$(11	) (c)

FPL:
Long-term debt, including current maturities	$3,406	$3,416	(a)	$3,311	$3,438	(a)
Nuclear decommissioning reserve funds	$2,083	$2,083	(b)	$1,971	$1,971	(b)
Interest rates swaps - net unrealized loss	$-	$-		$(2)	$(2	) (c)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

Nuclear Decommissioning Reserve Funds and Other Investments - Securities held in the nuclear decommissioning reserve funds and other investments are carried at estimated fair value based on quoted market prices.  FPL Group's nuclear decommissioning funds consist of approximately 46% equity securities and 54% municipal, government, corporate and mortgage- and other asset-backed debt securities (45% and 55% for FPL, respectively) with a weighted-average maturity of approximately 7 years at December 31, 2005.  The cost of securities sold is determined on the specific identification method.

The following tables provide the nuclear decommissioning and storm reserve funds and other investments approximate gains and losses and proceeds from the sale of securities:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2005	2004	2003	2005	2004	2003

	(millions)

Realized gains	$18	$11	$26	$14	$9	$25
Realized losses	$17	$13	$20	$16	$12	$19
Proceeds from sale of securities	$2,928	$2,207	$2,735	$2,759	$2,072	$2,702

The following tables provide the unrealized gains and losses for the nuclear decommissioning reserve funds and other investments.  There were no storm reserve funds at December 31, 2005 or at December 31, 2004.
	FPL Group		FPL

	December 31,		December 31,

	2005	2004	2005	2004

	(millions)

Unrealized gains
Equity securities	$382	$345	$342	$304
Debt securities	$27	$49	$26	$46
Unrealized losses (a)
Equity securities	$1	$-	$-	$-
Debt securities	$4	$6	$3	$5
_____________________
(a)

At December 31, 2005, FPL Group had 22 securities in an unrealized loss position for greater than twelve months.  The total unrealized loss on these securities was less than $1 million and the fair value was approximately $21 million for FPL Group.  For accounting treatment description, see Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 1 - Storm Reserve Deficiency.

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning trust funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or other mutual funds.  Similar restrictions applicable to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant are contained in the NRC operating license for that facility.  NRC regulations applicable to NRC licensees not in cost-of-service environments require similar investment restrictions.  The NRC's regulations permit licensees with operating licenses containing conditions restricting the use of decommissioning trust funds to rely on those conditions in lieu of compliance with NRC regulations.  FPL Energy's Seabrook nuclear plant contains such restrictions in its NRC operating license.  With respect to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant, decommissioning trust fund withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL.  The funds' assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

Interest Rate Swaps - FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2005, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(a)	7.625%	$(3)
	$150	July 2003	September 2006	variable	(b)	7.625%	(3)
	$195	October 2004	April 2006	variable	(c)	3.250%	(2)
	$55	October 2004	April 2006	variable	(d)	3.250%	-
	$195	October 2004	April 2006	variable	(e)	3.250%	(2)
	$55	October 2004	April 2006	variable	(f)	3.250%	-
	$300	November 2004	February 2007	variable	(g)	4.086%	(5)
	$275	December 2004	February 2007	variable	(h)	4.086%	(4)

Total fair value hedges							(19)

Cash flow hedges - FPL Energy:
	$90	August 2002	December 2007	4.410%		variable (i)	1
	$185	August 2003	November 2007	3.557%		variable (i)	4
	$6	February 2005	June 2008	4.255%		variable (i)	1
	$85	December 2003	December 2017	4.245%		variable (i)	3
	$28	April 2004	December 2017	3.845%		variable (i)	1
	$266	December 2005	November 2019	4.905%		variable (i)	-

Total cash flow hedges							10

Total interest rate hedges							$(9)

_____________________
(a)	Six-month LIBOR plus 4.9900%
(b)	Six-month LIBOR plus 4.9925%
(c)	Six-month LIBOR plus 0.0153%
(d)	Six-month LIBOR plus 0.0100%
(e)	Six-month LIBOR plus 0.1500%
(f)	Six-month LIBOR plus 0.1525%
(g)	Three-month LIBOR plus 0.50577%
(h)	Three-month LIBOR plus 0.4025%
(i)	Three-month LIBOR

11.  Investments in Partnerships and Joint Ventures

FPL Energy - FPL Energy has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers.  At December 31, 2005 and 2004, FPL Energy's investment in partnerships and joint ventures totaled approximately $313 million and $288 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets.  FPL Energy's interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2005, the principal entities included in FPL Energy's investments in partnerships and joint ventures were Northeast Energy, LP, Cherokee County Cogeneration Partners, LP, Green Ridge Power, LLC, Mojave 16/17/18 LLC, Windpower Partners 1993, LP and, in 2004, included Cameron Ridge LLC.  FPL Energy's interest in Cameron Ridge was sold in 2005.

Summarized combined information for these principal entities is as follows:

	2005	2004

	(millions)

Net income	$176	$227
Total assets	$1,313	$1,369
Total liabilities	$711	$791
Partners'/members' equity	$602	$578

FPL Energy's share of underlying equity in the principal entities	$301	$289
Difference between investment carrying amount and underlying equity in net assets (a)	(33)	(49)

FPL Energy's investment carrying amount for the principal entities	$268	$240

____________________
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of FPL Energy provide services to the partnerships and joint ventures, including O&M expenses and business management services.  FPL Group's operating revenues for the years ended December 31, 2005, 2004 and 2003 include approximately $19 million, $16 million and $16 million, respectively, related to such services.  The net receivables at December 31, 2005 and 2004, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $65 million and $23 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $21 million and $99 million at December 31, 2005 and 2004, respectively, due from partnerships and joint ventures in which FPL Energy has an ownership interest.  The notes receivable balance at December 31, 2005 matures in 2011 and bears interest at a fixed rate of 8.5%.  The majority of the notes receivable balance at December 31, 2004 bear interest at variable rates, which ranged from approximately 6.1% to 8.5%.  Interest income related to notes receivable totaled approximately $7 million, $7 million and $6 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in interest income in FPL Group's consolidated statements of income.  There was no interest receivable associated with these notes as of December 31, 2005 and 2004.

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

12.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Years Ended December 31,

	2005	2004	2003

	(millions, except per share amounts)

Numerator - net income	$885	$887	$890

Denominator:
Weighted-average number of common shares outstanding - basic	380.1	358.6	355.1
Restricted stock, performance share and shareholder value awards,
options, warrants and equity units (a)	5.6	3.1	1.2

Weighted-average number of common shares outstanding - assuming dilution	385.7	361.7	356.3

Earnings per share of common stock:
Basic	$2.33	$2.47	$2.51
Assuming dilution	$2.29	$2.45	$2.50
_____________________
(a)

Performance share awards and shareholder value awards are included in diluted weighted-average number of shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, shareholder value awards, options, warrants and equity units (known as Corporate Units, see Note 14) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

In 2005, 2004 and 2003, there were no securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

In February 2005, FPL Group's board of directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005 (2005 stock split).  FPL Group's authorized common stock increased from 400 million to 800 million shares.  All share or per share information included in FPL Group's consolidated financial statements reflect the effect of the 2005 stock split.

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

ESOP-related compensation expense of approximately $27 million, $27 million and $25 million in 2005, 2004 and 2003, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2005 was approximately $140 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group common stock at December 31, 2005 was approximately $401 million.

Incentive Plans - At December 31, 2005, approximately 26.6 million shares of common stock were authorized and 19.7 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's long-term incentive plan (LTIP) and non-employee directors stock plan.  Restricted stock is issued at market value at the date of grant, typically vests within four years and is subject to, among other things, restrictions on transferability.  Performance share awards and shareholder value awards are typically payable at the end of a three- or four-year performance period if the specified performance criteria are met.  The exercise price of each option granted in 2005, 2004 and 2003 equaled the market price of FPL Group common stock on the date of grant.  Options typically vest within three years and have a maximum term of ten years.  See Note 1 - Stock-Based Compensation.

The changes in awards under the incentive plans are as follows:
	Restricted Stock	Performance Share and Shareholder Value Awards	Options

			Number	Weighted-Average Exercise Price

Balances, December 31, 2002	597,410	836,978	7,290,260	$28.65
Granted	468,690 (a)	420,866 (b)	3,211,940 (c)	$28.07
Paid/released/exercised	(225,836)	(338,190)	(236,602)	$23.94
Forfeited	(74,888)	(128,362)	(704,774)	$27.82

Balances, December 31, 2003	765,376	791,292	9,560,824	$28.62
Granted	310,910 (a)	481,752 (b)	790,000 (c)	$32.46
Paid/released/exercised	(229,040)	(185,554)	(987,350)	$29.41
Forfeited	(25,890)	(49,080)	(190,448)	$28.15

Balances, December 31, 2004	821,356	1,038,410	9,173,026	$28.92
Granted	565,950 (a)	483,293 (b)	421,000 (c)	$36.95
Paid/released/exercised	(302,317)	(256,348)	(2,078,533)	$28.65
Forfeited	(62,444)	(119,853)	(286,876)	$29.98

Balances, December 31, 2005	1,022,545	1,145,502	7,228,617 (d)	$27.48

____________________
(a)				The weighted-average grant date fair value of restricted stock granted in 2005, 2004 and 2003 was $39.92, $32.58 and $29.50 per share, respectively.
(b)				The weighted-average grant date fair value of performance share and shareholder value awards in 2005, 2004 and 2003 was $39.38, $32.52 and $30.67 per share, respectively.
(c)

The weighted-average fair value of options granted was $6.30, $5.10 and $4.19 in 2005, 2004 and 2003, respectively.  The fair value of the options granted in 2005, 2004 and 2003 were estimated on the date of the grant using the Black-Scholes option-pricing model with a weighted-average expected dividend yield of 3.68%, 3.93% and 3.97%, a weighted-average expected volatility of 20.00%, 20.11% and 19.99%, a weighted-average risk-free interest rate of 4.08%, 3.78% and 3.48%, respectively, and a weighted-average expected term of 7 years.

(d)

Of the options outstanding at December 31, 2005, 4,587,394 options were exercisable and had exercise prices ranging from $19.06 to $36.95 per share with a weighted-average exercise price of $29.04 per share and a weighted-average remaining contractual life of 6.0 years.  The remainder of the outstanding options had exercise prices ranging from $27.56 to $36.95 per share with a weighted-average exercise price of $30.08 per share and a weighted-average remaining contractual life of 7.6 years.

In addition, as a result of certain employees voluntarily electing to convert a cash bonus, net of taxes, into fully-vested shares of FPL Group common stock, approximately 36 thousand common shares were issued under the LTIP during 2004.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at an exercise price of $120, subject to adjustment, in the event of certain attempted business combinations.  The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas, which serves approximately 1,200 mw of peak load to over 160,000 commercial and residential customers as of December 31, 2005.  Each share of Gexa Corp.'s outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa Corp.'s options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa Corp. was approximately $73 million, payable in shares of FPL Group common stock.  At December 31, 2005, there were Gexa Corp. options and warrants outstanding for a total of 219,086 shares of FPL Group common stock.

13.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value.  None of these shares are outstanding.  FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006.  At December 31, 2005, FPL had no preferred stock outstanding.  Preferred stock of FPL at December 31, 2004 consisted of the following: (a)

	December 31, 2004

	Shares Outstanding (b)	Redemption Price

			December 31, 2004

			(millions)
Cumulative, $100 Par Value, without sinking fund requirements, authorized 10,664,100 shares:
4 1/2% Series A	50,000	$103.25	$5
4 1/2% Series V	200,000	$100.00	20

Total preferred stock of FPL	250,000		25	(c)
Less 4 1/2% Series V preferred stock held by FPL Group
(eliminated in consolidation)	200,000		20

Total preferred stock of FPL reported at FPL Group	50,000		$5	(c)

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

(c)		Included in current maturities of long-term debt and preferred stock on the consolidated balance sheets.

14.  Debt

Long-term debt consists of the following:
	December 31,

	2005	2004

FPL:	(millions)
First mortgage bonds:
Maturing in 2005 - 6 7/8%	$-	$500
Maturing 2008 through 2013 - 4.85% to 6.00%	825	825
Maturing 2033 through 2035 - 4.95% to 5.95%	1,840	1,240
Medium-term note - maturing 2006 - 2.34%	135	135
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020
through 2029 - variable, 3.5% and 2.1% weighted-average annual interest rates, respectively	633	633
Fair value swaps (see Note 10)	-	(2)
Unamortized discount	(27)	(20)

Total long-term debt of FPL	3,406	3,311
Less current maturities of long-term debt	135	500
Less fair value swaps on current maturities of long-term debt (see Note 10)	-	(2)

Long-term debt of FPL, excluding current maturities	3,271	2,813

FPL Group Capital:
Debentures - maturing 2005 - variable, 2.86%	-	400
Debentures - maturing 2006 through 2009 - 3 1/4% to 7 5/8%	2,800	3,000
Debentures, related to FPL Group's equity units - maturing 2008 - 5.551% and 5.00%, respectively (a)	506	506
Junior Subordinated Debentures - maturing 2044 - 5 7/8%	309	309
Other long-term debt - maturing 2013 - 7.35% (b)	-	5
Fair value swaps (see Note 10)	(15)	(9)
Unamortized discount	(3)	(4)

Total long-term debt of FPL Group Capital	3,597	4,207
Less current maturities of long-term debt	1,100	605
Less fair value swap on current maturities of long-term debt (see Note 10)	(7)	(1)

Long-term debt of FPL Group Capital, excluding current maturities	2,504	3,603

FPL Energy:
Senior secured bonds - maturing 2017 through 2024 - 5.608% to 7.52%	1,189	789
Senior secured notes - maturing 2020 - 7.11%	107	111
Construction term facility - maturing 2008 - variable, 5.70% and 4.31%
weighted-average annual interest rates, respectively	381	349
Other long-term debt - maturing 2007 through 2017 - variable, 5.765% and 3.89%
weighted-average annual interest rates, respectively	751	468
Other long-term debt - maturing 2018 through 2020 - 6.65% to 10.63%	12	12

Total long-term debt of FPL Energy	2,440	1,729
Less current maturities of long-term debt	176	118

Long-term debt of FPL Energy, excluding current maturities	2,264	1,611

Total long-term debt	$8,039	$8,027

____________________
(a)	During 2005, these debentures were remarketed. See discussion below.
(b)	The other long-term debt was redeemed in January 2005 and is included in current maturities of long-term debt and preferred stock on FPL Group's consolidated balance sheet at December 31, 2004.

Minimum annual maturities of long-term debt for FPL Group are approximately $1,411 million, $1,617 million, $1,155 million, $976 million and $127 million for 2006, 2007, 2008, 2009 and 2010, respectively.  The amounts for FPL are $135 million, $200 million, and $225 million for 2006, 2008 and 2009, respectively, with no long-term debt scheduled to mature in 2007 and 2010.

At December 31, 2005, commercial paper borrowings had a weighted-average interest rate of 4.36% for FPL Group (4.36% for FPL).  Available lines of credit aggregated approximately $4.6 billion ($2.5 billion for FPL Group Capital and $2.1 billion for FPL) at December 31, 2005, all of which were based on firm commitments.  These facilities provide for the issuance of letters of credit of up to $4.5 billion.  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2005, letters of credit totaling $598 million were outstanding under the FPL Group Capital credit facilities.  No letters of credit were outstanding under the FPL credit facilities.

FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.

In June 2002, FPL Group sold concurrently a total of 11.5 million shares of common stock and 10.12 million 8% Corporate Units.  In connection with the corporate units financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008.  During 2005, FPL Group Capital remarketed these debentures and the annual interest rate was reset to 5.551%.  Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group will make payments of 3% of the unit's $50 stated value until the shares are purchased.  In February 2006, FPL Group paid net approximately $48 million to cancel approximately 4.2 million of its Corporate Units sold in June 2002.  Also in February 2006, FPL Group issued approximately 8.7 million shares of common stock in return for approximately $296 million in proceeds, upon settlement of the stock purchase contracts issued in connection with its Corporate Units sold in June 2002.  In addition, in February 2005, FPL Group received approximately $575 million in settlement of the purchase contracts associated with the Corporate Units sold in February 2002 and issued approximately 18.5 million shares of FPL Group common stock.

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

In January 2006, FPL issued $400 million principal amount of 5.65% first mortgage bonds maturing in February 2037.  The proceeds were used to repay FPL's short-term borrowings and for other corporate purposes.

15.  Asset Retirement Obligations

FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations" effective January 1, 2003 and December 31, 2005, respectively.  FAS 143 and FIN 47 require that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO.  Prior to the adoption of FIN 47, FPL Group and FPL recognized obligations related to conditional AROs when the condition occurred.

FPL Group and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by FPL Group or FPL.  In addition, FPL Group has identified but not recognized ARO liabilities related to the majority of FPL Energy's hydro facilities.  These easements are generally perpetual and, along with the hydro facilities, only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose.  The ARO liability is not estimable for such easements and hydro facilities as FPL Group and FPL intend to utilize these properties and facilities indefinitely.  In the event FPL Group and FPL decide to abandon or cease the use of a particular easement and/or hydro facility, an ARO liability would be recorded at that time.

The cumulative effect of a change in accounting principle of adopting each of FAS 143 and FIN 47 was not material to FPL Group's net income in the period of adoption and had no effect on FPL's net income due to the regulatory treatment discussed below.  Had FIN 47 been applied in 2004 and 2003, FPL Group would have recorded conditional AROs of approximately $12 million ($10 million FPL) and $12 million ($11 million FPL), respectively.  Pro forma net income for FPL Group and FPL and earnings per share for FPL Group have not been presented for the years ended December 31, 2004 and 2003 because the pro forma application of FIN 47 to prior periods would result in the same net income and earnings per share as actual reported amounts.

FPL - FPL's ARO relates primarily to the nuclear decommissioning obligation of its nuclear units.  FPL's AROs other than nuclear decommissioning are not significant.  The provisions of FAS 143 and FIN 47 result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  Accordingly, any differences between the ongoing expense recognized under FAS 143 and FIN 47 and the amount recoverable through rates are deferred in accordance with FAS 71.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

Upon adoption of FIN 47, FPL recorded a conditional ARO of approximately $12 million, capitalized a net asset related to the ARO of approximately $2 million and reversed the approximately $27 million it had previously recorded in accumulated depreciation.  The difference, approximately $17 million, was deferred as a regulatory liability.  FPL's conditional AROs are related to the removal of asbestos primarily from its fossil generating plants.

At December 31, 2005 and 2004, FPL's ARO was approximately $1,474 million and $2,015 million, respectively.  During 2005, FPL recognized accretion expense of approximately $112 million, reduced the ARO by approximately $665 million, primarily as a result of changing the useful lives of the nuclear units to reflect their extended license terms, and increased the ARO approximately $12 million as a result of implementing FIN 47.  During 2004, FPL recognized accretion expense of $106 million.  No other adjustments were made to FPL's ARO during the year ended December 31, 2004.  Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds of FPL and approximated $2,083 million and $1,971 million at December 31, 2005 and 2004, respectively.  See Note 10.

FPL Energy - FPL Energy's ARO relates primarily to the nuclear decommissioning obligation of Seabrook and also includes the current estimated fair value of obligations to dismantle its wind facilities located on leased property and certain hydro facilities.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlements of Plants and Other Accrued Asset Removal Costs.

In addition to the amounts recorded by FPL, upon adoption of FIN 47, FPL Energy recorded a conditional ARO of approximately $1 million, which primarily relates to the removal of asbestos and lead paint from its generating facilities, and capitalized a net asset related to the ARO of approximately $1 million.

At December 31, 2005 and 2004, FPL Energy's ARO was approximately $211 million and $192 million, respectively.  The nuclear decommissioning liability for Seabrook represents the fair value of FPL Energy's ultimate decommissioning liability as determined by an independent study.  The liability is being accreted using the interest method over an assumed license extension period that runs through 2050.  FPL Energy recorded accretion expense of approximately $15 million and $13 million for the years ended December 31, 2005 and 2004, respectively.  Further, FPL Energy recorded approximately $3 million and $1 million for the years ended December 31, 2005 and 2004, respectively, in additional ARO liabilities relating to new wind assets.  A restricted trust fund for the payment of future expenditures to decommission Seabrook is included in FPL Group's nuclear decommissioning reserve funds and approximated $318 million and $299 million at December 31, 2005 and 2004, respectively.  See Note 10.

16.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel, as well as announced acquisitions.  FPL FiberNet's capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At December 31, 2005, planned capital expenditures for 2006 through 2010 are estimated as follows:
	2006	2007	2008	2009	2010	Total

FPL:	(millions)
Generation: (a)
New (b)	$255	$520	$605	$660	$500	$2,540
Existing	450	455	330	395	285	1,915
Transmission and distribution	750	665	640	640	645	3,340
Nuclear fuel	75	120	85	125	135	540
General and other	145	170	165	160	165	805

Total	$1,675	$1,930	$1,825	$1,980	$1,730	$9,140

FPL Energy:
Wind (c)	$960	$930	$5	$5	$5	$1,905
Nuclear (d)	495	85	40	85	100	805
Gas	45	15	15	5	-	80
Other	10	10	10	10	10	50

Total	$1,510	$1,040	$70	$105	$115	$2,840

FPL FiberNet	$11	$11	$11	$11	$11	$55

_____________________
(a)	Includes AFUDC of approximately $39 million, $30 million, $51 million, $72 million and $71 million in 2006, 2007, 2008, 2009 and 2010, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)	Capital expenditures for new wind projects are estimated through 2007, when eligibility for PTC's for new wind projects is scheduled to expire.
(d)	Includes nuclear fuel and, in 2006, the acquisition of a 70% interest in Duane Arnold.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At December 31, 2005, FPL Energy had approximately $2.9 billion in firm commitments primarily for the supply of wind turbines and towers, natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures, including the acquisition of a 70% interest in Duane Arnold for approximately $373 million.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At December 31, 2005, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2005 was approximately $14 million.  At December 31, 2005, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of December 31, 2005.

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

Contracts - FPL Group has entered into a long-term agreement for the supply of wind, combustion and steam turbines, as well as parts, repairs and on-site services through 2021.  The related commitments as of December 31, 2005 are included in FPL Energy's and Corporate and Other's minimum payments shown in the table below and in FPL Energy's estimated capital expenditures shown in the table above.

FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 381 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,500 mw (including approximately 575 mw beginning in January 2006) of power with expiration dates ranging from 2007 through 2009.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the supply of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the supply of wind turbines and towers in support of a portion of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the supply, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2007 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2006 to 2014.

The required capacity and minimum payments under these contracts as of December 31, 2005 are estimated as follows:
	2006	2007	2008	2009	2010	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$190	$200	$200	$210	$190	$1,060
Qualifying facilities (b)	$310	$320	$320	$320	$290	$3,500
Other electricity suppliers (b)	$95	$45	$35	$30	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$60	$60	$60	$70	$30	$-
Natural gas, including transportation and storage (c)	$2,510	$1,285	$260	$260	$260	$2,405
Coal (c)	$55	$40	$30	$10	$-	$-
Oil (c)	$905	$-	$-	$-	$-	$-

FPL Energy	$895	$590	$50	$50	$50	$700
Corporate and Other	$52	$-	$-	$-	$-	$-
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $616 million, $656 million and $641 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $363 million, $376 million and $346 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(c)						Recoverable through the fuel clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $503 million ($402 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $75 million ($60 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $12 million and $15 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $112 million ($89 million for FPL) in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $2 million and $3 million, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Under the terms of the 2005 rate agreement, FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges.  See Note 1 - Storm Reserve Deficiency.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

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

In 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, the FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, the FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld the FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.

FMPA also has requested that the FERC decide the same crediting issue in a separate FERC proceeding.  That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA:  (i) the crediting issue, (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service, and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that failed to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue.  In December 2003, the FERC issued an order addressing the three reserved issues.  With respect to the crediting issue, the FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  Regarding the issue of behind-the-meter generation, the FERC stated that it had addressed the issue of load ratio pricing for network integration transmission service and the related issue of behind-the-meter generation in Order Nos. 888 and 888-A, and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the third issue, the FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities.

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging the FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, the FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of the FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding in October 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  The DC Circuit concluded that the FERC failed to explain in its orders why network customers should be charged by the transmission provider for network service that the provider is physically constrained from offering and why physical impossibility should not be recognized as an exception to the general rule against permitting partial load ratio pricing for network customers.  The DC Circuit noted that it was not reaching a determination on whether charging on a full load basis in fact is unjust and unreasonable under the circumstances, that it was not defining what constitutes physical impossibility, and that it was not determining whether FMPA made a showing of impossibility.  In December 2005, the FERC issued an order on remand answering the DC Circuit's question by finding that FPL is entitled to load ratio share pricing, notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, reducing FPL's rate $0.04 per kw per month resulting in a refund obligation to FMPA of approximately $3 million at December 31, 2005.  In May 2005, FMPA protested FPL's compliance filing, claiming that FPL had not followed the FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20, potentially resulting in a refund obligation to FMPA of approximately $18 million at December 31, 2005.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at December 31, 2005 would be approximately $1 million under FPL's filing and approximately $5 million based on FMPA's position.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC accepted FPL's compliance filing wherein FPL proposed a reduction in its rate base created by the exclusion of certain radial lines valued at $29 million net plant.  However, the FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  The December 2005 order asks FPL to make a further compliance filing in 60 days to explain the meaning of "unserved load" as it applies to Florida Reliability Coordinating Council (FRCC) standards, and to remove from rates any facility where the unserved load occurred only as a result of the contingency facility.  The FERC noted that FRCC and North American Electric Reliability Council (NERC) standards allow for the controlled loss of load on radial facilities and that FPL tested FMPA facilities for loss of local load as well as load at other load centers.  FPL filed a rehearing request in January 2006, contending that the FERC misapplied FRCC/NERC planning criteria for radial facilities to network systems and misinterpreted the test FPL applied to FMPA facilities.  FPL also filed a request to delay the compliance filing pending FERC action on FPL's rehearing request.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint and discovery has commenced.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case has been set for trial in August 2007.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.

In 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL power plants in southeast Florida.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The U.S. District Court remanded the action back to the state court.  The drug manufacturing and distribution companies have moved to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the Orlando Utilities Commission, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Roig lawsuit described above.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $21 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  At the end of 2005, TXU amended its complaint to add FPL Group, FPL Energy, FPL Group Capital and ESI Energy, LLC, as defendants.  Motions to dismiss those entities as defendants have been filed.  The case is in discovery and has been set for trial in October 2006.

In November 2005, Peter Rabbino and Legal Computer Consultants, Inc. brought a civil action against FPL in the Circuit Court for Broward County, Florida.  This action is purportedly on behalf of all customers of FPL that lost power due to Hurricane Wilma.  No class certification motion has been filed to date.  The two count complaint alleges, in Count I, breach of contract and, in Count II, violation of a statute.  Count I alleges that FPL failed to sufficiently maintain its system to prevent power outages due to inclement weather, including hurricanes.  This count seeks injunctive relief requiring FPL to bury its lines or install stronger poles and consequential damages.  Count II alleges that FPL is statutorily obligated to provide sufficient, adequate and efficient service and that FPL was grossly negligent in carrying out this obligation resulting in damages to its customers due to Hurricane Wilma.  This count seeks injunctive relief and consequential damages identical to that sought in Count I.  FPL filed a motion to dismiss based on a number of legal grounds, including the exclusive jurisdiction of the FPSC to govern these types of disputes.  On February 8, 2006, the court granted FPL's motion to dismiss, dismissing all claims in Count I with prejudice, and dismissing Count II without prejudice except as to any claims for injunctive relief, which were dismissed with prejudice.

In addition to those legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  In addition, generating plants in which FPL Group or FPL have an ownership interest are involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.

FPL Group and FPL believe that they have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

17.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's operating revenues derived from the sale of electricity represented approximately 98% of FPL Group's operating revenues for each of the three years ended December 31, 2005, 2004 and 2003.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2005, 2004 and 2003.  At December 31, 2005 and 2004, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:
	2005				2004					2003

	FPL	FPL Energy (a)	Corp. and Other	Total	FPL	FPL Energy (a)		Corp. and Other	Total	FPL	FPL Energy (a)	Corp. and Other		Total

					(millions)

Operating revenues	$9,528	$2,221	$97	$11,846	$8,734	$1,705		$83	$10,522	$8,293	$1,252		$85	$9,630
Operating expenses	$8,181	$2,093	$108	$10,382	$7,419	$1,541		$90	$9,050	$6,964	$1,059		$76	$8,099
Interest charges	$224	$223	$146	$593	$183	$180		$126	$489	$173	$124		$82	$379
Depreciation and amortization	$951	$311	$23	$1,285	$915	$264		$19	$1,198	$898	$187		$20	$1,105
Equity in earnings of equity
method investees	$-	$124	$-	$124	$-	$94		$-	$94	$-	$89		$-	$89
Income tax expense
(benefit) (b)	$408	$(65)	$(71)	$272	$409	$(65)		$(77)	$267	$403	$(4)		$(31)	$368
Income (loss) before cumulative
effect of changes in
accounting principle	$748	$187	$(50)	$885	$749	$172	(c)	$(34)	$887	$733	$197		$(37)	$893
Cumulative effect of changes
in accounting principle,
net of income taxes	$-	$-	$-	$-	$-	$-		$-	$-	$-	$(3	) (d)	$-	$(3)
Net income (loss)	$748	$187	$(50)	$885	$749	$172	(c)	$(34)	$887	$733	$194		$(37)	$890
Capital expenditures, independent
power investments and
nuclear fuel purchases	$1,711	$822	$13	$2,546	$1,484	$527		$6	$2,017	$1,409	$1,478		$7	$2,894
Property, plant and equipment	$24,407	$8,611	$333	$33,351	$23,515	$7,888		$317	$31,720	$22,489	$7,495		$288	$30,272
Accumulated depreciation	$9,530	$1,253	$105	$10,888	$9,467	$940		$87	$10,494	$9,237	$671		$67	$9,975
Total assets (d)	$22,726	$9,408	$870	$33,004	$19,114	$8,507		$712	$28,333	$17,817	$8,446		$672	$26,935
Investment in equity
method investees	$-	$313	$10	$323	$-	$288		$9	$297	$-	$346		$-	$346
____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)			FPL Energy's tax benefits relate primarily to production tax credits that were recognized based on its tax sharing agreement with FPL Group.
(c)			Includes contract restructuring and impairment charges of $46 million after tax. See Note 6.
(d)			Reflects the adoption of FIN 46 in July 2003. See Note 9.

18.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:
Condensed Consolidating Statements of Income

	Year Ended December 31, 2005				Year Ended December 31, 2004				Year Ended December 31, 2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$2,323	$9,523	$11,846	$-	$1,789	$8,733	$10,522	$-	$1,337	$8,293	$9,630
Operating expenses	-	(2,205)	(8,177)	(10,382)	-	(1,632)	(7,418)	(9,050)	-	(1,135)	(6,964)	(8,099)
Interest charges	(25)	(366)	(202)	(593)	(28)	(303)	(158)	(489)	(28)	(204)	(147)	(379)
Other income (de-
ductions) - net	893	273	(880)	286	905	163	(897)	171	903	154	(948)	109

Income (loss) before
income taxes and
cumulative effect
of changes in
accounting principle	868	25	264	1,157	877	17	260	1,154	875	152	234	1,261
Income tax expense
(benefit)	(17)	(119)	408	272	(10)	(132)	409	267	(15)	(20)	403	368

Net income (loss) before
cumulative effect of
changes in accounting
principle	885	144	(144)	885	887	149	(149)	887	890	172	(169)	893
Cumulative effect of
changes in
accounting principle,
net of income taxes	-	-	-	-	-	-	-	-	-	(3)	-	(3)

Net income (loss)	$885	$144	$(144)	$885	$887	$149	$(149)	$887	$890	$169	$(169)	$890

_____________________
(a)	Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	December 31, 2005				December 31, 2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$8,945	$24,406	$33,351	$-	$8,204	$23,516	$31,720
Less accumulated depreciation and amortization	-	(1,359)	(9,529)	(10,888)	-	(1,026)	(9,468)	(10,494)

Total property, plant and equipment - net	-	7,586	14,877	22,463	-	7,178	14,048	21,226

CURRENT ASSETS
Cash and cash equivalents	7	467	56	530	26	134	65	225
Receivables	5	584	841	1,430	32	423	590	1,045
Other	63	518	2,446	3,027	137	285	835	1,257

Total current assets	75	1,569	3,343	4,987	195	842	1,490	2,527

OTHER ASSETS
Investment in subsidiaries	8,647	-	(8,647)	-	7,674	-	(7,674)	-
Other	140	1,339	4,075	5,554	121	1,448	3,011	4,580

Total other assets	8,787	1,339	(4,572)	5,554	7,795	1,448	(4,663)	4,580

TOTAL ASSETS	$8,862	$10,494	$13,648	$33,004	$7,990	$9,468	$10,875	$28,333

CAPITALIZATION
Common shareholders' equity	$8,499	$1,911	$(1,911)	$8,499	$7,537	$1,525	$(1,525)	$7,537
Long-term debt	-	4,768	3,271	8,039	-	5,214	2,813	8,027

Total capitalization	8,499	6,679	1,360	16,538	7,537	6,739	1,288	15,564

CURRENT LIABILITIES
Debt due within one year	-	1,269	1,294	2,563	-	722	995	1,717
Accounts payable	17	365	863	1,245	-	156	606	762
Other	85	803	2,571	3,459	155	458	1,156	1,769

Total current liabilities	102	2,437	4,728	7,267	155	1,336	2,757	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	211	1,474	1,685	-	192	2,015	2,207
Accumulated deferred income taxes	(5)	464	2,556	3,015	(5)	816	1,874	2,685
Regulatory liabilities	-	-	2,971	2,971	-	-	2,465	2,465
Other	266	703	559	1,528	303	385	476	1,164

Total other liabilities and deferred credits	261	1,378	7,560	9,199	298	1,393	6,830	8,521

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$8,862	$10,494	$13,648	$33,004	$7,990	$9,468	$10,875	$28,333

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2005				Year Ended December 31, 2004				Year Ended December 31, 2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY
OPERATING ACTIVITIES	$191	$278	$1,078	$1,547	$437	$868	$1,345	$2,650	$1,028	$397	$829	$2,254

CASH FLOWS FROM
INVESTING ACTIVITIES
Capital expenditures,
independent power
Investments and
nuclear fuel purchases	-	(834)	(1,712)	(2,546)	-	(533)	(1,484)	(2,017)	-	(1,486)	(1,408)	(2,894)
Capital contributions to FPL	-	-	-	-	-	-	-	-	(600)	-	600	-
Other - net	(299)	478	202	381	(29)	89	85	145	-	(18)	(177)	(195)

Net cash used in
investing activities	(299)	(356)	(1,510)	(2,165)	(29)	(444)	(1,399)	(1,872)	(600)	(1,504)	(985)	(3,089)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuances of long-
term debt	-	803	588	1,391	-	334	235	569	-	2,118	877	2,995
Retirements of
long-term debt	-	(715)	(500)	(1,215)	-	(432)	-	(432)	-	(43)	(388)	(431)
Retirements of preferred
stock - FPL	-	-	(5)	(5)	-	-	-	-	-	-	(228)	(228)
Net change in
short-term debt	-	-	667	667	-	(284)	(139)	(423)	-	(1,116)	(122)	(1,238)
Issuances of common stock	639	-	-	639	110	-	-	110	73	-	-	73
Dividends on common stock	(544)	-	-	(544)	(467)	-	-	(467)	(425)	-	-	(425)
Other - net	(6)	323	(327)	(10)	(52)	(6)	19	(39)	(54)	(15)	21	(48)

Net cash provided by
(used in) financing
activities	89	411	423	923	(409)	(388)	115	(682)	(406)	944	160	698

Net increase (decrease) in
cash and cash equivalents	(19)	333	(9)	305	(1)	36	61	96	22	(163)	4	(137)
Cash and cash equivalents
at beginning of year	26	134	65	225	27	98	4	129	5	261	-	266

Cash and cash equivalents
at end of year	$7	$467	$56	$530	$26	$134	$65	$225	$27	$98	$4	$129

_____________________
(a)	Represents FPL and consolidating adjustments.

19.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31 (a)		June 30 (a)		September 30 (a)		December 31 (a)

	(millions, except per share amounts)
FPL GROUP:
2005

Operating revenues (b)	$2,437		$2,741		$3,504		$3,164
Operating income (b)	$234		$320		$559		$351
Net income (b)	$137		$203		$339		$206
Earnings per share (c)	$0.37		$0.53		$0.88		$0.54
Earnings per share - assuming dilution (c)	$0.36		$0.52		$0.87		$0.53
Dividends per share	$0.355		$0.355		$0.355		$0.355
High-low common stock sales prices	$41.38	-35.90	$42.72	-39.16	$48.11	-40.30	$48.05	-40.75

2004

Operating revenues (b)	$2,331		$2,619		$2,983		$2,589
Operating income (b)	$261		$434		$523		$254
Net income (b)	$138		$257		$320		$173
Earnings per share (c)	$0.39		$0.72		$.89		$0.48
Earnings per share - assuming dilution (c)	$0.39		$0.71		$.88		$0.47
Dividends per share	$0.31		$0.31		$0.34		$0.34
High-low common stock sales prices	$34.41	-31.67	$33.63	-30.10	$34.93	-31.21	$38.05	-33.67

FPL:
2005

Operating revenues (b)	$2,041		$2,298		$2,891		$2,298
Operating income (b)	$201		$343		$551		$252
Net income (b)	$111		$201		$311		$124

2004

Operating revenues (b)	$1,942		$2,172		$2,485		$2,135
Operating income (b)	$199		$357		$466		$294
Net income (b)	$105		$205		$275		$164
Net income available to FPL Group (b)	$105		$205		$275		$164
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2005, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

Internal Control Over Financial Reporting
(a)	Management's Annual Report on Internal Control Over Financial Reporting See Item 8. Financial Statements and Supplementary Data.
(b)	Attestation Report of the Independent Registered Public Accounting Firm See Item 8. Financial Statements and Supplementary Data.
(c)	Changes in Internal Control Over Financial Reporting

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

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., which was valued at approximately $73 million, payable in shares of FPL Group common stock.  FPL Group's management elected to exclude from its assessment of internal control over financial reporting for the year ended December 31, 2005 the entities that directly own the interests in each of the entities acquired in connection with the acquisition of Gexa Corp., and whose financial statements reflect total assets and operating revenues representing less than 1% and approximately 3%, respectively, of FPL Group's consolidated total assets and total operating revenues as of and for the year ended December 31, 2005.  FPL Group does not consider the acquisition of Gexa Corp. material to FPL Group's results of operations, financial position and cash flows.  FPL Group is in the process of evaluating the impact of Gexa's business on FPL Group's internal control over financial reporting and has noted numerous inadequacies throughout Gexa's operations, including the contract approval and administration process, the customer enrollment process, billing system security and accounting and financial controls.  FPL Group is in the process of remediating these inadequacies and expects to complete this process in 2006.  FPL Group's management does not believe these inadequacies affect the adequacy of FPL Group's internal control over financial reporting because of the relative immateriality of Gexa's activities.

Item 9B.  Other Information

On February 16, 2006, Frank G. Zarb announced his retirement from FPL Group's board of directors effective at FPL Group's 2006 Annual Meeting of Shareholders.  In addition, H. Jesse Arnelle has reached mandatory retirement age and will also retire from the board of directors effective at FPL Group's 2006 Annual Meeting of Shareholders.  The board has adopted a resolution reducing its size from twelve to ten effective upon the retirements of Messrs.  Arnelle and Zarb.

PART III

Item 10.  Directors and Executive Officers of Registrant

The information required by this item will be included in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2006 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of FPL Group.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

FPL Group's equity compensation plan information as of December 31, 2005 is as follows:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,228,617	$27.48	12,477,628 (a)
Equity compensation plans not approved by security holders (b)	79,614	$17.77	-
_____________________
(a)	These shares are also available for issuance as restricted stock and as performance-based stock awards.
(b)

Represents options granted by Gexa Corp. under its Amended and Restated 2004 Incentive Plan and pursuant to various individual grants, all of which were made prior to the acquisition of Gexa Corp.  All such options were assumed by FPL Group in connection with the acquisition of Gexa Corp. and are fully vested and exercisable for shares of FPL Group common stock.  No further grants of stock options will be made under this plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2005 and 2004.  The amounts presented below reflect allocations from FPL Group for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2005	2004

Audit fees (a)	$2,410,000	$2,340,000
Audit-related fees (b)	237,000	308,000
Tax fees (c)	101,000	86,000
All other fees (d)	-	-

Total	$2,748,000	$2,734,000

_____________________
(a)

Audit fees consist of fees billed for professional services rendered for the audit of FPL's and FPL Group's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and FPL Group's Quarterly Reports on Form 10-Q for the fiscal year, attestation of management's assessment of internal control over financial reporting and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of FPL Group's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill their responsibility under Public Company Accounting Oversight Board standards.

(b)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and FPL Group's consolidated financial statements and are not reported under "Audit Fees."  These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, audits of employee benefit plans and consultation on accounting standards and on transactions.

(c)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.  In 2005, approximately $21,000 was paid related to tax advice and planning services.  All other tax fees in 2005 and all tax fees in 2004 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2005 and 2004, there were no other fees incurred in this category.

In accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), FPL Group's Audit Committee's pre-approval policy for services provided by the independent auditor, and the Charter of the Audit Committee, all services performed by Deloitte & Touche are approved in advance by the Audit Committee.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work or, in cases which meet the de minimus pre-approval exception established by Sarbanes-Oxley, prior to completion of the audit.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.  In fiscal years 2005 and 2004, no services provided by Deloitte & Touche to FPL or allocated to FPL under the categories Audit-related, Tax and All other fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by Sarbanes-Oxley.
PART IV
Item 15. Exhibits and Financial Statement Schedules
			Page(s)
(a)	1.	Financial Statements

		Management's Report on Internal Control Over Financial Reporting	44
		Attestation Report of Independent Registered Public Accounting Firm	45
		Report of Independent Registered Public Accounting Firm	46
		FPL Group:
		Consolidated Statements of Income	47
		Consolidated Balance Sheets	48
		Consolidated Statements of Cash Flows	49
		Consolidated Statements of Common Shareholders' Equity	50

		FPL:
		Consolidated Statements of Income	51
		Consolidated Balance Sheets	52
		Consolidated Statements of Cash Flows	53
		Consolidated Statements of Common Shareholder's Equity	54
		Notes to Consolidated Financial Statements	55-88

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description	FPL Group	FPL

*2

Agreement and Plan of Merger among FPL Group, Inc., Constellation Energy Group, Inc. and CF Merger Corporation dated as of December 18, 2005 (filed as Exhibit 2.1 to Form 8-K dated December 19, 2005, File No. 1-8841)

		x	x
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)c	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 1-8841)		x
*3(ii)a	Bylaws of FPL Group as amended February 12, 2001 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
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

x
*4(d)

Fourth Amendment to Rights Agreement, dated as of December 18, 2005, between FPL Group, Inc. and Computershare Investor Services, LLC, as
successor rights agent to EquiServe Trust Company, N.A., predecessor rights agent (filed as Exhibit 5 to Form 8-A/A dated December 19, 2005, File No. 1-8841)

x
*4(e)

Certificate of Adjustment, dated March 15, 2005, to the Rights Agreement, dated
July 1, 1996, as amended, between FPL Group, Inc. and Computershare Investor
Services, LLC, as successor rights agent (filed as Exhibit 4(b) to Form 8-K dated
March 11, 2005, File No. 1-8841)

x
*4(f)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and nine Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172;
Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172;
Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172;
Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File
No. 2-27612); Exhibit 4(f) to Amendment No. 1 to Form S-3, File No.333-125275;
Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300,
333-116300-01 and 333-116300-02; and Exhibit 4(z) to Post-Effective Amendment
No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02)

		x	x
*4(g)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(h)	Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York (as Guarantee Trustee) dated as of June 1, 1999 (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(i)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 7 3/8% Debentures, Series due June 1, 2009 (filed as Exhibit 4(d) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(j)

Officer's Certificate of FPL Group Capital, dated September 7, 1999, creating the 7 5/8% Debentures, Series due September 15, 2006
(filed as Exhibit 4 to Form 10-Q for the quarter ended September 30,
1999, File No. 1-8841)

x
*4(k)

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
*4(m)

Supplemental Officer's Certificate of FPL Group Capital, dated October 27, 2004, to the Officer's Certificate creating the Series A Debentures due February 16, 2007
(filed as Exhibit 4(b) to Form 10-Q for the quarter ended September 30, 2004,
File No. 1-8841)

x
*4(n)

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

x
*4(p)

Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities) of FPL Group Capital, dated as of March 1, 2004 (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(q)

Officer's Certificate of FPL Group Capital, dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044 (filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(r)

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

x
*4(t)

Agreement as to Expenses and Liabilities of FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(ax) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(u)

Warrant Agreement by and between Gexa Corp. and Highbridge/Zwirn Special
Opportunities Fund, L.P., dated as of July 8, 2004, assumed by FPL Group effective
June 17, 2005 (filed by Gexa Corp. as Exhibit 4.1 to Form 8-K dated July 8, 2004,
File No. 1-31435)

x
*4(v)

Warrant Agreement by and between Gexa Corp. and Cappello Capital Corp., dated as of November 1, 2004, assumed by FPL Group effective June 17, 2005 (filed by
Gexa Corp. as Exhibit 4.1 to Form 8-K dated December 3, 2004, File No. 1-31435)

x
*4(w)

Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures Ltd., dated as of July 19, 2004, assumed by FPL Group effective June 17, 2005 (filed as
Exhibit 4(d) to Form 10-Q for the quarter ended June 30, 2005, File No. 1-8841)

x
*4(x)

Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures I LLC, dated as of September 9, 2004, assumed by FPL Group effective June 17, 2005
(filed as Exhibit 4(e) to Form 10-Q for the quarter ended June 30, 2005, File No.
1-8841)

x
*4(y)

Form of Warrant Agreement to Purchase Shares of Common Stock of Gexa Corp.,
dated as of November 23, 2004, assumed by FPL Group effective June 17, 2005
(filed as Exhibit 4(f) to Form 10-Q for the quarter ended June 30, 2005, File No.
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
*10(d)

Amendment #4 adopted October 13, 2005 to FPL Group Supplemental Executive
Retirement Plan, amended and restated effective April 1, 1997 (filed as Exhibit 10(a)
to Form 10-Q for the quarter ended September 30, 2005, File No. 1-8841)

		x	x
*10(e)

Supplement to the FPL Group Supplemental Executive Retirement Plan
as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

		x	x
*10(f)	FPL Group, Inc. Amended and Restated Long Term Incentive Plan, as amended and restated October 14, 2005 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2005, File No. 1-8841)	x	x
*10(g)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement (filed as Exhibit 10(a) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(h)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(b) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(i)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10 to Form 8-K dated January 28, 2005, File No. 1-8841)	x	x
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

		x	x
*10(l)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Shareholder Value Award Agreement (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
*10(m)	Form of 2004 Annual Incentive Plan (filed as Exhibit 10(h) to Form 10-K for the year ended December 31, 2003, File No. 1-8841)	x	x
*10(n)	Form of FPL Group, Inc. Annual Incentive Plan (filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
*10(o)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2001 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)	x	x
*10(p)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(q)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(r)	FPL Group Non-Employee Directors Stock Plan dated as of March 17, 1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No. 1-8841)	x
*10(s)	Summary of Non-Employee Director Compensation effective January 1, 2006 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2005, File No. 1-8841)	x
*10(t)

Form of Split Dollar Agreement between FPL Group and each of its executive officers who elect to participate, including provisions relating to Certain Officers (as of February 25, 2005 all executive officers participate except Moray P. Dewhurst, and "Certain Officers" include Armando J. Olivera and Antonio Rodriguez (filed as Exhibit 10(s) to Form 10-K for the year ended
December 31, 2004, File No. 1-8841)

		x	x
*10(u)

Form of Executive Retention Employment Agreement between
FPL Group and each of Lewis Hay, III, Armando J. Olivera
and Antonio Rodriguez (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

		x	x
*10(v)

Form of Executive Retention Employment Agreement between
FPL Group and each of Moray P. Dewhurst, John A. Stall and James L. Robo
(filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

		x	x
*10(w)

Amendment to Executive Retention Employment Agreement between FPL Group and Armando J. Olivera, dated as of October 17, 2003 (filed as Exhibit 10(a)
to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8841)

		x	x
*10(x)

Form of Executive Retention Employment Agreement between FPL Group and each of Robert H. Escoto, Robert L. McGrath and Edward F. Tancer (filed as
Exhibit 10(x) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)

		x	x
10(y)	Amendment dated as of December 18, 2005 to the Executive Retention Employment Agreement dated as of June 17, 2002 by and between FPL Group, Inc. and Lewis Hay, III	x	x
10(z)	Amendment dated as of December 18, 2005 to the Executive Retention Employment Agreement dated as of June 10, 2002 by and between FPL Group, Inc. and Moray P. Dewhurst	x	x
10(aa)

Form of Amendment dated as of December 18, 2005 to the Executive Retention Employment Agreement between FPL Group, Inc. and each of Robert H. Escoto, Robert L. McGrath, Armando J. Olivera, James L. Robo, Antonio Rodriguez, John A. Stall, and Edward F. Tancer

		x	x
*10(bb)	Employment Agreement between FPL Group, Inc. and Lewis Hay, III dated February 25, 2005 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
10(cc)	Amendment dated as of December 15, 2005 to the Employment Agreement dated as of February 25, 2005 between FPL Group, Inc. and Lewis Hay, III	x	x
10(dd)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Deferred Stock Award Agreement	x	x
10(ee)	FPL Group, Inc. Employee Retention Bonus Plan	x	x
10(ff)	Form of FPL Group, Inc. Employee Retention Bonus Plan Agreement	x	x
*10(gg)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of FPL Group, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

FPL Group, Inc.
LEWIS HAY, III

Lewis Hay, III Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 23, 2006:

MORAY P. DEWHURST	K. MICHAEL DAVIS

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
H. JESSE ARNELLE	RUDY E. SCHUPP

H. Jesse Arnelle	Rudy E. Schupp
SHERRY S. BARRAT	MICHAEL H. THAMAN

Sherry S. Barrat	Michael H. Thaman
ROBERT M. BEALL, II	HANSEL E. TOOKES, II

Robert M. Beall, II	Hansel E. Tookes, II
J. HYATT BROWN	PAUL R. TREGURTHA

J. Hyatt Brown	Paul R. Tregurtha
JAMES L. CAMAREN	FRANK G. ZARB

James L. Camaren	Frank G. Zarb
J. BRIAN FERGUSON

J. Brian Ferguson

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

ARMANDO J. OLIVERA

Armando J. Olivera President and Director
Date: February 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 22, 2006:

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