Form 10-Q
period 2006-03-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2006-05-05
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at March 31, 2006:  404,257,204 shares.

As of March 31, 2006, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

________________________________

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth under General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

FPL Group, Inc., Florida Power & Light Company, FPL Group Capital Inc and FPL Energy, LLC each have subsidiaries and affiliates with names that include FPL, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and FPL Energy are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group, Inc.'s (FPL Group's) and/or Florida Power & Light Company's (FPL's) operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

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

  FPL Group's ability to successfully identify, complete and integrate acquisitions, including the proposed merger with Constellation Energy Group, Inc. (Constellation Energy) is subject to significant risks, including the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

  FPL Group's pending merger with Constellation Energy is subject to receipt of consents or approvals from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

  The anticipated benefits of combining FPL Group and Constellation Energy may not be realized.

  FPL Group and FPL will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect their businesses.

  Because FPL Group and FPL rely on access to capital markets, the inability to maintain current credit ratings and access capital markets on favorable terms may limit the ability of FPL Group and FPL to grow their businesses and would likely increase interest costs.

  Customer growth in FPL's service area affects FPL Group's results of operations.

  Weather affects FPL Group's and FPL's results of operations.

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

These and other risk factors are included in this report in Part II, Item 1A. Risk Factors and in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2005.  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended March 31,

	2006	2005

OPERATING REVENUES	$3,584	$2,437

OPERATING EXPENSES
Fuel, purchased power and interchange	2,053	1,238
Other operations and maintenance	474	415
Merger-related	5	-
Amortization of storm reserve deficiency	32	19
Depreciation and amortization	286	307
Taxes other than income taxes	266	224

Total operating expenses	3,116	2,203

OPERATING INCOME	468	234

OTHER INCOME (DEDUCTIONS)
Interest charges	(169)	(138)
Equity in earnings of equity method investees	11	19
Gains on disposal of equity method investees
and leveraged leases - net	-	15
Allowance for equity funds used during construction	4	10
Interest income	8	15
Other - net	1	4

Total other deductions - net	(145)	(75)

INCOME BEFORE INCOME TAXES	323	159

INCOME TAXES	75	22

NET INCOME	$248	$137

Earnings per share of common stock:
Basic	$0.64	$0.37
Assuming dilution	$0.63	$0.36

Dividends per share of common stock	$0.375	$0.355

Weighted-average number of common shares outstanding:
Basic	389.2	370.7
Assuming dilution	392.9	376.7

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2006	December 31, 2005

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$32,473	$31,886
Nuclear fuel	603	520
Construction work in progress	1,342	945
Less accumulated depreciation and amortization	(11,133)	(10,888)

Total property, plant and equipment - net	23,285	22,463

CURRENT ASSETS
Cash and cash equivalents	148	530
Customer receivables, net of allowances of $31 and $34, respectively	1,096	1,064
Other receivables, net of allowances of $9 and $9, respectively	433	366
Materials, supplies and fossil fuel inventory - at average cost	747	567
Regulatory assets:
Deferred clause and franchise expenses	687	795
Storm reserve deficiency	157	156
Derivatives	6	-
Other	7	7
Derivatives	245	1,074
Other	496	428

Total current assets	4,022	4,987

OTHER ASSETS
Nuclear decommissioning reserve funds	2,644	2,401
Other investments	446	467
Regulatory assets:
Storm reserve deficiency	879	957
Deferred clause expenses	108	307
Unamortized loss on reacquired debt	41	42
Other	42	37
Other	1,369	1,343

Total other assets	5,529	5,554

TOTAL ASSETS	$32,836	$33,004

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,461	4,182
Retained earnings	4,606	4,506
Accumulated other comprehensive loss	(130)	(193)

Total common shareholders' equity	8,941	8,499
Long-term debt	7,828	8,039

Total capitalization	16,769	16,538

CURRENT LIABILITIES
Commercial paper	1,343	1,159
Notes payable	300	-
Current maturities of long-term debt	1,976	1,404
Accounts payable	926	1,245
Customer deposits	445	433
Margin cash deposits	9	393
Accrued interest and taxes	370	253
Regulatory liabilities:
Deferred clause and franchise revenues	38	32
Derivatives	-	757
Derivatives	382	463
Other	701	1,128

Total current liabilities	6,490	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,870	1,685
Accumulated deferred income taxes	3,265	3,015
Regulatory liabilities:
Accrued asset removal costs	2,008	2,033
Asset retirement obligation regulatory expense difference	812	786
Unamortized investment tax credits	57	62
Other	95	90
Other	1,470	1,528

Total other liabilities and deferred credits	9,577	9,199

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$32,836	$33,004

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$248	$137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	276	297
Nuclear fuel amortization	34	23
Storm-related costs of FPL	(282)	(196)
Amortization of storm reserve deficiency	32	19
Unrealized (gains) losses on marked to market energy contracts	(61)	47
Deferred income taxes and related regulatory credit	132	190
Cost recovery clauses and franchise fees	312	67
Equity in earnings of equity method investees	(11)	(19)
Distribution of earnings from equity method investees	26	1
Changes in operating assets and liabilities:
Customer receivables	(32)	(40)
Other receivables	29	(17)
Material, supplies and fossil fuel inventory	(167)	(49)
Other current assets	(9)	5
Deferred pension cost	(24)	(23)
Accounts payable	(295)	(81)
Customer deposits	11	7
Margin cash deposits	(384)	5
Income taxes	(83)	(158)
Interest and other taxes	114	115
Other current liabilities	(73)	(110)
Other liabilities	49	(11)
Other - net	41	5

Net cash provided by (used in) operating activities	(117)	214

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(487)	(378)
Independent power investments	(639)	(296)
Nuclear fuel purchases	(61)	(22)
Sale of independent power investments	-	8
Proceeds from sale of securities in nuclear decommissioning funds	651	667
Purchases of securities in nuclear decommissioning and storm funds	(670)	(702)
Proceeds from sale of other securities	20	24
Purchases of other securities	(31)	(34)
Funding of secured loan	-	(27)
Proceeds from termination of leveraged lease	-	43
Other - net	(16)	(3)

Net cash used in investing activities	(1,233)	(720)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	392	506
Retirements of long-term debt	(37)	(607)
Retirements of preferred stock - FPL	-	(5)
Net change in short-term debt	484	200
Proceeds from purchased Corporate Units	210	-
Payments to terminate Corporate Units	(258)	-
Issuances of common stock	299	603
Dividends on common stock	(148)	(135)
Other - net	26	(40)

Net cash provided by financing activities	968	522

Net increase (decrease) in cash and cash equivalents	(382)	16
Cash and cash equivalents at beginning of period	530	225

Cash and cash equivalents at end of period	$148	$241

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended March 31,

	2006	2005

OPERATING REVENUES	$2,584	$2,041

OPERATING EXPENSES
Fuel, purchased power and interchange	1,538	1,077
Other operations and maintenance	330	310
Amortization of storm reserve deficiency	32	19
Depreciation and amortization	195	230
Taxes other than income taxes	243	204

Total operating expenses	2,338	1,840

OPERATING INCOME	246	201

OTHER INCOME (DEDUCTIONS)
Interest charges	(68)	(49)
Allowance for equity funds used during construction	4	10
Other - net	(1)	2

Total other deductions - net	(65)	(37)

INCOME BEFORE INCOME TAXES	181	164

INCOME TAXES	59	53

NET INCOME	$122	$111

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2006	December 31, 2005

ELECTRIC UTILITY PLANT
Plant in service	$23,391	$23,251
Nuclear fuel	413	380
Construction work in progress	958	776
Less accumulated depreciation and amortization	(9,664)	(9,530)

Electric utility plant - net	15,098	14,877

CURRENT ASSETS
Cash and cash equivalents	51	56
Customer receivables, net of allowances of $16 and $20, respectively	714	653
Other receivables, net of allowances of $1 and $1, respectively	155	313
Materials, supplies and fossil fuel inventory - at average cost	561	449
Regulatory assets:
Deferred clause and franchise expenses	687	795
Storm reserve deficiency	157	156
Derivatives	6	-
Other	7	7
Derivatives	79	828
Other	140	212

Total current assets	2,557	3,469

OTHER ASSETS
Nuclear decommissioning reserve funds	2,129	2,083
Regulatory assets:
Storm reserve deficiency	879	957
Deferred clause expenses	108	307
Unamortized loss on reacquired debt	41	42
Other	42	37
Other	979	954

Total other assets	4,178	4,380

TOTAL ASSETS	$21,833	$22,726

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	1,168	1,046

Total common shareholder's equity	6,859	6,737
Long-term debt	3,665	3,271

Total capitalization	10,524	10,008

CURRENT LIABILITIES
Commercial paper	1,029	1,159
Notes payable	300	-
Current maturities of long-term debt	135	135
Accounts payable	660	863
Customer deposits	433	423
Margin cash deposits	-	382
Accrued interest and taxes	267	174
Regulatory liabilities:
Deferred clause and franchise revenues	38	32
Derivatives	-	757
Other	586	929

Total current liabilities	3,448	4,854

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,493	1,474
Accumulated deferred income taxes	2,610	2,647
Regulatory liabilities:
Accrued asset removal costs	2,008	2,033
Asset retirement obligation regulatory expense difference	812	786
Unamortized investment tax credits	57	62
Other	95	90
Other	786	772

Total other liabilities and deferred credits	7,861	7,864

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$21,833	$22,726

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122	$111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	184	219
Nuclear fuel amortization	24	17
Storm-related costs	(282)	(196)
Amortization of storm reserve deficiency	32	19
Deferred income taxes and related regulatory credit	62	97
Cost recovery clauses and franchise fees	312	67
Changes in operating assets and liabilities:
Customer receivables	(61)	16
Other receivables	27	16
Material, supplies and fossil fuel inventory	(113)	(49)
Other current assets	(17)	(3)
Deferred pension cost	(20)	(18)
Accounts payable	(177)	(95)
Customer deposits	10	7
Margin cash deposits	(382)	-
Income taxes	139	3
Interest and other taxes	92	88
Other current liabilities	(53)	(37)
Other liabilities	39	(7)
Other - net	35	9

Net cash provided by (used in) operating activities	(27)	264

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(487)	(378)
Nuclear fuel purchases	(34)	(21)
Proceeds from sale of securities in nuclear decommissioning funds	634	659
Purchases of securities in nuclear decommissioning and storm funds	(652)	(690)
Other - net	(1)	(3)

Net cash used in investing activities	(540)	(433)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	392	-
Retirements of preferred stock	-	(25)
Net change in short-term debt	170	200

Net cash provided by financing activities	562	175

Net increase (decrease) in cash and cash equivalents	(5)	6
Cash and cash equivalents at beginning of period	56	65

Cash and cash equivalents at end of period	$51	$71

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2005 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP) which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  See Supplemental Retirement Plan below.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits		Other Benefits

	Three Months Ended March 31,		Three Months Ended March 31,

	2006	2005	2006	2005

	(millions)

Service cost	$13	$13	$1	$2
Interest cost	22	22	6	6
Expected return on plan assets	(53)	(53)	(1)	(1)
Amortization of transition obligation	-	-	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of (gains) losses	(4)	(4)	-	1
Other	-	-	2	-

Net periodic benefit (income) cost at FPL Group	$(23)	$(23)	$9	$9

Net periodic benefit (income) cost at FPL	$(19)	$(18)	$8	$8

Supplemental Retirement Plan - FPL Group has a SERP which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the preceding table and amounted to approximately $1 million and $1 million for FPL Group for the three months ended March 31, 2006 and 2005, respectively.

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:
	FPL Group		FPL

	March 31,	December 31,	March 31,		December 31,

	2006	2005	2006		2005

	(millions)

Current derivative assets	$245	$1,074	$79		$828
Other assets	71	62	6		-
Current derivative liabilities	(382)	(463)	(31	) (a)	-
Other liabilities	(264)	(387)	-		-

Total mark-to-market derivative instrument
assets (liabilities)	$(330)	$286	$54		$828

_____________________
(a)		Included in other current liabilities on FPL's condensed consolidated balance sheets

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group and FPL use derivatives to optimize the value of power generation assets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, LLC (FPL Energy), essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risks, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred.  Transactions for which physical delivery is deemed to have not occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At March  31, 2006, FPL Group had cash flow hedges with expiration dates through December 2010 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through November 2019.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges flows through earnings in the current period and amounted to $7 million and $(5) million for the three months ended March 31, 2006 and March 31, 2005, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:

	Three Months Ended March 31,

	2006	2005

	(millions)

Consolidated subsidiaries	$61	$(47)
Equity method investees	$(10)	$-

3.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended March 31,

	2006	2005

	(millions)

Net income of FPL Group	$248	$137
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $27 tax expense and $43 tax benefit, respectively)	39	(62)
Reclassification from other comprehensive income (OCI) to net income
(net of $9 and $5 tax expense, respectively)	13	8
Net unrealized gains on interest rate cash flow hedges:
Effective portion of net unrealized gains
(net of $3 and $2 tax expense, respectively)	5	3
Reclassification from OCI to net income
(net of $1 tax expense in 2005)	-	1
Net unrealized gains (losses) on available for sale securities
(net of $3 tax expense and $3 tax benefit, respectively)	5	(5)
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	1	-

Comprehensive income of FPL Group	$311	$82

Approximately $68 million of losses included in FPL Group's accumulated other comprehensive loss at March 31, 2006 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive loss is separately displayed on the condensed consolidated balance sheets of FPL Group.

4.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:

	Three Months Ended March 31,

	2006	2005

	(millions, except per share amounts)

Numerator - net income	$248	$137

Denominator:
Weighted-average number of common shares outstanding - basic	389.2	370.7
Restricted stock, performance share and shareholder value awards, options, warrants
and equity units (a)	3.7	6.0

Weighted-average number of common shares outstanding - assuming dilution	392.9	376.7

Earnings per share of common stock:
Basic	$0.64	$0.37
Assuming dilution	$0.63	$0.36
_____________________
(a)

Performance share awards and shareholder value awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, shareholder value awards, options, warrants and equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.3 million and 0.4 million for the three months ended March 31, 2006 and 2005, respectively.

In February 2006, FPL Group issued approximately 8.7 million shares of common stock upon settlement of the stock purchase contracts issued in connection with its 8% Corporate Units.  See Note 7.

Stock-Based Compensation - Effective January 1, 2006, FPL Group adopted FAS 123(R), "Share-Based Payment," using the modified prospective application transition method.  Accordingly, the condensed consolidated balance sheet as of December 31, 2005 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2005 do not reflect any restated amounts. Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," in 2004, the adoption of FAS 123(R) did not have a significant effect on FPL Group's financial statements for the three months ended March 31, 2006.

Net income for the three months ended March 31, 2006 and 2005 includes $9 million and $6 million, respectively, of compensation costs, and $4 million and $2 million, respectively, of income tax benefits, related to FPL Group's stock-based compensation arrangements.  As of March 31, 2006, there was $58 million of unrecognized compensation costs related to nonvested/nonexercisable share-based compensation arrangements.  These costs are expected to be recognized over a weighted average period of 1.8 years.  For awards granted subsequent to December 31, 2005, compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  For awards granted prior to that date, compensation costs for awards with graded vesting are recognized using the graded vesting attribution method.

At March 31, 2006, approximately 26.6 million shares of common stock were authorized and 18.9 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's long-term incentive plan (LTIP) and non-employee directors stock plan.  FPL Group satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  FPL Group satisfies stock option exercises by issuing new shares of its common stock.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of FPL Group common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is measured based upon the closing market price of FPL Group common stock as of the date of grant less the present value of expected dividends, at an estimated performance multiple determined on the basis of historical experience.

The activity in restricted stock and performance share awards for the three months ended March 31, 2006 was as follows:
	Shares	Weighted-Average Grant Date Fair Value

Restricted Stock:
Nonvested balance, January 1, 2006	1,022,545	$35.54
Granted	357,039	$41.81
Vested	(216,683)	$41.43
Forfeited	(7,100)	$40.77

Nonvested balance, March 31, 2006	1,155,801	$37.85

Performance Share Awards:
Nonvested balance, January 1, 2006	1,145,502	$29.88
Granted	581,978	$34.08
Vested	(574,947)	$26.74
Forfeited	(2,110)	$32.79

Nonvested balance, March 31, 2006	1,150,423	$33.57

The weighted-average grant date fair value of restricted stock and performance share awards granted was $38.12 and $34.20, respectively, for the three months ended March 31, 2005.

The total fair value of shares vested for the three months ended March 31, 2006 and 2005 was $33 million and $13 million, respectively.

Options - Options typically vest within three years and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of FPL Group common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:
	Three Months Ended March 31,

	2006	2005

Expected volatility (a)	19.56%	20%
Expected dividends	3.40%	3.68%
Expected term (years) (b)	6	7
Risk-free rate	4.60%	4.08%
_____________________
(a)	Based on historical experience.
(b)

In 2006, FPL Group elected to use the "simplified" method to calculate the expected term in accordance with Staff Accounting Bulletin No. 107.  In 2005, the expected term was derived from historical experience.

Option activity for the three months ended March 31, 2006 was as follows:
	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, January 1, 2006	7,228,617	$29.42
Granted	334,500	$41.76
Exercised	(120,315)	$28.32
Forfeited	(14,000)	$28.38
Expired	-	-

Balance, March 31, 2006	7,428,802	$29.99	6.5	$76

Exercisable, March 31, 2006	6,660,070	$29.08	6.2	$74

The weighted-average grant date fair value of options granted was $7.46 and $6.30 for the three months ended March 31, 2006 and 2005, respectively.

The total intrinsic value of stock options exercised for the three months ended March 31, 2006 and 2005 was $1 million and $10 million, respectively.

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $3 million and $26 million, respectively.  The tax benefits realized from options exercised during the three months ended March 31, 2006 and 2005 was $0.4 million and $3 million, respectively.

5.  Regulatory Matters

In March 2006, the Florida Public Service Commission (FPSC) denied a motion to dismiss FPL's storm recovery bond securitization petition filed by several interested parties.  Hearings regarding FPL's petition were held in April 2006, and the FPSC's decision is expected in mid-May 2006.  The FPSC has the right to review FPL's storm charges for prudence, and has the authority to determine the manner and timing of recovery.

6.  Income Taxes

FPL Group's effective tax rate for the three months ended March 31, 2006 and 2005 was approximately 23.2% and 13.8%, respectively.  The reduction from the statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $43 million and $26 million, respectively, related to FPL Energy's wind projects.

FPL Group recognizes PTCs as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs for specific reasons including that they are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

7.  Debt

In June 2002, FPL Group sold 10.12 million 8% Corporate Units.  In connection with the 8% Corporate Units financing, FPL Group Capital Inc (FPL Group Capital) issued $506 million principal amount of 5% debentures due February 16, 2008.  During 2005, FPL Group Capital remarketed these debentures and the annual interest rate was reset to 5.551%.  Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder was required to purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group made payments of 3% of the unit's $50 stated value until the shares were purchased.  In February 2006, FPL Group paid approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units.  Also in February 2006, FPL Group issued approximately 8.7 million shares of common stock in return for approximately $296 million in proceeds, upon settlement of the stock purchase contracts issued in connection with the remainder of the 8% Corporate Units.

In January 2006, FPL issued $400 million principal amount of 5.65% first mortgage bonds maturing in February 2037.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.  Also during the three months ended March 31, 2006, FPL borrowed $300 million in notes payable under an uncommitted credit facility.  These notes mature in April and May 2006 and have interest rates ranging from 4.8% to 4.92%.

In April 2006, FPL issued $300 million principal amount of 6.20% first mortgage bonds maturing in June 2036 in a private placement transaction.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.

8.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet, LLC's (FPL FiberNet's) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At March 31, 2006, planned capital expenditures for the remainder of 2006 through 2010 were estimated as follows:
	2006	2007	2008	2009	2010	Total

FPL:	(millions)
Generation: (a)
New (b)	$145	$520	$610	$660	$500	$2,435
Existing	360	455	330	395	285	1,825
Transmission and distribution (c)	545	665	640	640	645	3,135
Nuclear fuel	35	120	85	125	135	500
General and other	125	170	165	160	165	785

Total	$1,210	$1,930	$1,830	$1,980	$1,730	$8,680

FPL Energy:
Wind (d)	$700	$970	$50	$5	$5	$1,730
Nuclear (e)	140	140	95	105	155	635
Gas	45	25	15	5	10	100
Other	20	45	10	10	15	100

Total	$905	$1,180	$170	$125	$185	$2,565

FPL FiberNet	$8	$10	$10	$10	$10	$48

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $33 million, $30 million, $51 million, $72 million and $71 million in 2006, 2007, 2008, 2009 and 2010, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)	Excludes costs associated with FPL's proposed Storm Secure Plan (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).
(d)	Capital expenditures for new wind projects are estimated through 2007, when eligibility for PTCs for new wind projects is scheduled to expire.
(e)	Includes nuclear fuel.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At March 31, 2006, FPL Energy had approximately $2.3 billion in firm commitments primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At March 31, 2006, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 12 years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2006 was approximately $14 million.  At March 31, 2006, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of March 31, 2006.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary becoming liable for specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

Contracts - FPL Group has entered into a long-term agreement for the purchase of wind, combustion and steam turbines, as well as parts, repairs and on-site services through 2021.  The related commitments as of March 31, 2006 are included in FPL Energy's and Corporate and Other's minimum payments shown in the table below and in FPL Energy's estimated capital expenditures shown in the table above.

FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 megawatts (mw) of power annually through mid-2015 and 381 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw of generating capacity from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,600 mw of generating capacity with expiration dates ranging from 2007 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the purchase of wind turbines and towers in support of a portion of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2007 through 2033.  FPL Energy also has several contracts for the purchase, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from mid-2006 to 2014.

The required capacity and minimum payments under these contracts as of March 31, 2006 were estimated as follows:
	2006	2007	2008	2009	2010	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$140	$200	$200	$210	$200	$1,180
Qualifying facilities (b)	$230	$320	$320	$320	$290	$3,500
Other electricity suppliers (b)	$80	$55	$50	$50	$10	$10
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$60	$80	$80	$90	$40	$-
Natural gas, including transportation and storage (c)	$2,075	$1,410	$260	$260	$260	$2,405
Coal (c)	$45	$40	$30	$10	$-	$-
Oil (c)	$705	$-	$-	$-	$-	$-

FPL Energy	$700	$600	$50	$50	$50	$700
Corporate and Other	$52	$-	$-	$-	$-	$-
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $145 million and $152 million for the three months ended March 31, 2006 and 2005, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $91 million and $89 million for the three months ended March 31, 2006 and 2005, respectively.

(c)						Recoverable through the fuel clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $604 million ($402 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $90 million ($60 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $12 million, $30 million and $15 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $132 million ($88 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $3 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Under the terms of the agreement regarding FPL's retail base rates approved by the FPSC (2005 rate agreement), FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges.  See Note 5.

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

In 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the Federal Energy Regulatory Commission (FERC) denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, the FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, the FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld the FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.

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

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, reducing FPL's rate $0.04 per kw per month resulting in a refund obligation to FMPA of approximately $3 million at March 31, 2006.  In May 2005, FMPA protested FPL's compliance filing, claiming that FPL had not followed the FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20, potentially resulting in a refund obligation to FMPA of approximately $19 million at March 31, 2006.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at March 31, 2006 would be approximately $1 million under FPL's filing and approximately $6 million based on FMPA's position.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC accepted FPL's compliance filing wherein FPL proposed a reduction in its rate base created by the exclusion of certain radial lines valued at $29 million net plant.  However, the FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  The December 2005 order asks FPL to make a further compliance filing in 60 days to explain the meaning of "unserved load" as it applies to Florida Reliability Coordinating Council (FRCC) standards, and to remove from rates any facility where the unserved load occurred only as a result of the contingency facility.  The FERC noted that FRCC and North American Electric Reliability Council (NERC) standards allow for the controlled loss of load on radial facilities and that FPL tested FMPA facilities for loss of local load as well as load at other load centers.  FPL filed a rehearing request in January 2006, contending that the FERC misapplied FRCC/NERC planning criteria for radial facilities to network systems and misinterpreted the test FPL applied to FMPA facilities.  FPL also filed a request to delay the compliance filing pending FERC action on FPL's rehearing request, and in January 2006, the FERC granted that request.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $21 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  At the end of 2005, TXU amended its complaint to add FPL Group, FPL Energy, FPL Group Capital and ESI Energy, LLC, as defendants.  Motions to dismiss those entities as defendants have been filed.  The case is in discovery and has been set for trial in November 2006.

In November 2005, Peter Rabbino and Legal Computer Consultants, Inc. brought a civil action against FPL in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  This action is purportedly on behalf of all customers of FPL that lost power due to Hurricane Wilma.  No class certification motion has been filed to date.  The two count complaint alleges, in Count I, breach of contract and, in Count II, violation of a statute.  Count I alleges that FPL failed to sufficiently maintain its system to prevent power outages due to inclement weather, including hurricanes.  This count seeks injunctive relief requiring FPL to bury its lines or install stronger poles as well as consequential damages.  Count II alleges that FPL is statutorily obligated to provide sufficient, adequate and efficient service and that FPL was grossly negligent in carrying out this obligation resulting in damages to its customers due to Hurricane Wilma.  This count seeks injunctive relief and consequential damages identical to that sought in Count I.  FPL filed a motion to dismiss based on a number of legal grounds, including the exclusive jurisdiction of the FPSC to govern these types of disputes.  On February 8, 2006, the court granted FPL's motion to dismiss, dismissing all claims in Count I with prejudice, and dismissing Count II without prejudice except as to any claims for injunctive relief, which were dismissed with prejudice.  In March 2006, plaintiffs filed their amended complaint which alleges breach of contract and seeks injunctive relief as well as consequential damages.  FPL filed a motion to dismiss the amended complaint.

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

FPL Group and FPL believe that they have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

9.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended March 31,

	2006				2005

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,584	$952	$48	$3,584	$2,041	$372	$24	$2,437
Operating expenses	$2,338	$728	$50	$3,116	$1,840	$339	$24	$2,203
Net income (loss) (b)	$122	$151	$(25)	$248	$111	$37	$(11)	$137

	March 31, 2006				December 31, 2005

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$21,833	$10,312	$691	$32,836	$22,726	$9,408	$870	$33,004
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)				See Note 6 for a discussion of FPL Energy's tax benefits related to PTCs that were recognized based on its tax sharing agreement with FPL Group.

10.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,

	2006				2005

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$1,002	$2,582	$3,584	$-	$395	$2,042	$2,437
Operating expenses	(5)	(775)	(2,336)	(3,116)	-	(362)	(1,841)	(2,203)
Interest charges	(6)	(101)	(62)	(169)	(7)	(88)	(43)	(138)
Other income (deductions) - net	257	26	(259)	24	144	56	(137)	63

Income before income taxes	246	152	(75)	323	137	1	21	159
Income tax expense (benefit)	(2)	19	58	75	-	(31)	53	22

Net income (loss)	$248	$133	$(133)	$248	$137	$32	$(32)	$137

_____________________
(a)						Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	March 31, 2006				December 31, 2005

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$9,656	$24,762	$34,418	$-	$8,945	$24,406	$33,351
Less accumulated depreciation and amortization	-	(1,469)	(9,664)	(11,133)	-	(1,359)	(9,529)	(10,888)

Total property, plant and equipment - net	-	8,187	15,098	23,285	-	7,586	14,877	22,463

CURRENT ASSETS
Cash and cash equivalents	-	97	51	148	7	467	56	530
Receivables	7	608	914	1,529	5	584	841	1,430
Other	63	663	1,619	2,345	63	518	2,446	3,027

Total current assets	70	1,368	2,584	4,022	75	1,569	3,343	4,987

OTHER ASSETS
Investment in subsidiaries	8,921	-	(8,921)	-	8,647	-	(8,647)	-
Other	135	1,510	3,884	5,529	140	1,339	4,075	5,554

Total other assets	9,056	1,510	(5,037)	5,529	8,787	1,339	(4,572)	5,554

TOTAL ASSETS	$9,126	$11,065	$12,645	$32,836	$8,862	$10,494	$13,648	$33,004

CAPITALIZATION
Common shareholders' equity	$8,941	$2,061	$(2,061)	$8,941	$8,499	$1,911	$(1,911)	$8,499
Long-term debt	-	4,163	3,665	7,828	-	4,768	3,271	8,039

Total capitalization	8,941	6,224	1,604	16,769	8,499	6,679	1,360	16,538

CURRENT LIABILITIES
Debt due within one year	-	2,155	1,464	3,619	-	1,269	1,294	2,563
Accounts payable	4	262	660	926	17	365	863	1,245
Other	(86)	680	1,351	1,945	85	803	2,571	3,459

Total current liabilities	(82)	3,097	3,475	6,490	102	2,437	4,728	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	377	1,493	1,870	-	211	1,474	1,685
Accumulated deferred income taxes	(5)	748	2,522	3,265	(5)	464	2,556	3,015
Regulatory liabilities	-	-	2,972	2,972	-	-	2,971	2,971
Other	272	619	579	1,470	266	703	559	1,528

Total other liabilities and deferred credits	267	1,744	7,566	9,577	261	1,378	7,560	9,199

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$9,126	$11,065	$12,645	$32,836	$8,862	$10,494	$13,648	$33,004

_____________________
(a)							Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,

	2006				2005

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$(100)	$54	$(71)	$(117)	$(36)	$(14)	$264	$214

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power
investments and nuclear fuel purchases	-	(674)	(522)	(1,196)	-	(298)	(400)	(698)
Other - net	-	(11)	(26)	(37)	(403)	8	373	(22)

Net cash used in investing activities	-	(685)	(548)	(1,233)	(403)	(290)	(27)	(720)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	-	392	392	-	506	-	506
Retirements of long-term debt	-	(37)	-	(37)	-	(607)	-	(607)
Retirements of preferred stock	-	-	-	-	-	-	(5)	(5)
Net change in short-term debt	-	314	170	484	-	-	200	200
Proceeds from purchased Corporate Units	210	-	-	210	-	-	-	-
Payments to terminate Corporate Units	(258)	-	-	(258)	-	-	-	-
Issuances of common stock	299	-	-	299	603	-	-	603
Dividends on common stock	(148)	-	-	(148)	(135)	-	-	(135)
Other - net	(10)	(16)	52	26	(1)	387	(426)	(40)

Net cash provided by (used in) financing activities	93	261	614	968	467	286	(231)	522

Net increase (decrease) in cash and cash equivalents	(7)	(370)	(5)	(382)	28	(18)	6	16
Cash and cash equivalents at beginning of period	7	467	56	530	26	134	65	225

Cash and cash equivalents at end of period	$-	$97	$51	$148	$54	$116	$71	$241

_____________________
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2005 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Summary - FPL Group's net income for the first quarter of 2006 was $248 million compared to $137 million for the same period in 2005.  These results include unrealized mark-to-market after-tax gains at FPL Energy of $23 million from non-qualifying hedge activity for the three months ended March 31, 2006 compared to FPL Energy's unrealized mark-to-market after-tax losses of $31 million for the comparable period in 2005.  The positive effect of unrealized mark-to-market gains associated with non-qualifying hedge activity is primarily attributable to decreased forward power and natural gas prices during the quarter, as well as the reversal of previously recorded unrealized mark-to-market losses which were realized during the quarter.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of physical asset positions in the portfolio, which are not marked to market under generally accepted accounting principles.  In addition, FPL Group's net income for the three months ended March 31, 2006 reflects after-tax costs related to the proposed merger between FPL Group and Constellation Energy of approximately $3 million.  FPL Group's net income for the three months ended March 31, 2006 also reflects improved earnings at FPL and FPL Energy.  See Note 9 for segment information.  FPL Group's effective income tax rate for the three months ended March 31, 2006 and 2005 reflects PTCs for wind projects at FPL Energy.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to approximately $43 million and $26 million for the three months ended March 31, 2006 and 2005, respectively.  PTCs can significantly affect FPL Group's effective tax rate depending on the amount of pretax income and wind generation.

FPL Group's management uses earnings excluding certain items (adjusted earnings), which were the unrealized mark-to-market effect of non-qualifying hedges and merger-related expenses, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income for the three months ended March 31, 2006 was $122 million compared to $111 million for the same period in 2005.  FPL's net income increased primarily due to lower depreciation expense and retail customer growth partly offset by higher other operations and maintenance (O&M) and interest expenses.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,

	2006	2005

	(millions)

Retail base	$777	$773
Cost recovery clauses and other pass-through costs	1,766	1,218
Other, primarily gas, transmission and wholesale sales and customer-related fees	41	50

Total	$2,584	$2,041

A 2.2% increase in the average number of retail customer accounts resulted in an increase in retail base revenues of approximately $16 million while a 0.5% decrease in customer usage, as well as other factors, reduced base revenues by approximately $1 million.  Under the 2005 rate agreement, FPL was authorized by the FPSC to collect, through a separate charge on a customer's bill, the portion (approximately 1.5%) of gross receipts taxes that was previously embedded in base rates.  This resulted in an approximately $11 million reduction in retail base revenues with a corresponding increase in revenues from cost recovery clauses and other pass-through costs.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees, revenue taxes and storm cost recoveries, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense, are primarily driven by changes in energy sales, fuel prices and capacity charges.  The increase in revenues from cost recovery clauses and other pass-through costs is primarily attributable to the increase in the fuel clause recovery factor, effective January 2006, in response to higher expected fuel prices in 2006, as well as the recovery of a portion of underrecovered fuel costs from 2005.  The increase in the fuel factor was the primary contributor to the $307 million decrease in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at March 31, 2006, and positively affected FPL Group's and FPL's cash flows from operations for the three months ended March 31, 2006.  In February 2005, FPL began recovering the 2004 storm restoration cost deficiency from retail customers.  For the three months ended March 31, 2006 and 2005, the amount billed to customers related to these storm restoration cost recoveries amounted to approximately $32 million and $19 million, respectively.  The corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the condensed consolidated statements of income.  The decrease in other revenues is primarily due to the FPSC-approved sale, effective January 1, 2006, of FPL's retail gas business to a subsidiary of FPL Group Capital, which also reduced FPL's fuel expenses.

FPL O&M expenses increased $20 million primarily related to increased staffing at its nuclear plants to meet enhanced regulatory requirements and to ensure long-term reliability, increased fleet vehicle costs and additional restoration expenses.  Management expects to see a continued upward trend in O&M expenses in 2006 in the areas of generation, transmission and distribution, including costs associated with FPL's proposed Storm Secure Plan, and customer service, as well as continued increases in employee benefit costs.  See Management's Discussion - Liquidity and Capital Resources for additional discussion of FPL's proposed Storm Secure Plan.

On April 24, 2006, St. Lucie Unit No. 2 began its scheduled refueling outage including the inspection of its reactor vessel head for cracks and corrosion.  Based on the inspection results of previous outages, it is anticipated that additional control rod drive mechanism nozzle repairs will be needed during St. Lucie Unit No. 2's current outage.  FPL intends to replace the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage and has replaced within the last two years the reactor vessel heads at FPL's other three nuclear units.  As of March 31, 2006, FPL's portion of the estimated remaining cost to replace St. Lucie Unit No. 2's reactor vessel head, including AFUDC, is approximately $51 million and is included in FPL's estimated capital expenditures.  See Note 8 - Commitments.  The estimated cost of performing inspections and any necessary repairs to St. Lucie Unit No. 2's and the other units' reactor vessel head(s) until replacement is being recognized as expense on a levelized basis over a five-year period that began in 2002, as authorized by the FPSC, and amounted to approximately $2 million in each of the three-month periods ended March 31, 2006 and 2005, respectively.

St. Lucie Unit No. 2's steam generators are reaching the end of their useful life.  As flaws are identified in individual steam generator tubes, they are plugged in order to prevent the tubes from leaking during plant operations.  To date, 18.9% of these tubes have been plugged.  In January 2005, FPL received permission from the U.S. Nuclear Regulatory Commission (NRC) to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  Projections indicate that the 30% tube plugging limit could be exceeded during the current St. Lucie Unit No. 2 refueling outage.  FPL is planning to repair any tubes exceeding the 30% tube plugging limit by inserting metal sleeves inside the degraded tubes (sleeving) and has received NRC approval to sleeve degraded tubes as an alternative to plugging.  Sleeving degraded tubes is expected to increase the cost and length of the outage.  FPL intends to replace the steam generators along with the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.   As of March 31, 2006, FPL's portion of the remaining cost to replace St. Lucie Unit No. 2's steam generators, including AFUDC, is approximately $165 million and is included in FPL's estimated capital expenditures.  See Note 8 - Commitments.

Depreciation and amortization expense decreased approximately $35 million in the first quarter of 2006 benefiting from lower depreciation rates and the elimination of the decommissioning accrual approved as part of the 2005 rate agreement.  This reduction in rates applied to substantially all power plant assets including Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2, which have received 20-year license extensions.  This was partially offset by increased depreciation from the addition of two new generating units at FPL's existing Martin and Manatee power plant sites, which became operational on June 30, 2005, nuclear depreciation primarily related to plant additions and FPL's continued investment in transmission and distribution expansion to support customer growth and demand.  FPL expects to place an additional approximately 1,150 mw generating unit into service at its Turkey Point site by mid-2007.

Interest charges increased for the three months ended March 31, 2006 primarily due to higher average debt balances used to fund increased investment in generation, transmission and distribution expansion and to pay for unrecovered fuel and storm restoration costs.  The decline in allowance for equity funds used during construction is primarily attributable to the placement of the Martin and Manatee plant sites in service on June 30, 2005.

FPL Energy - FPL Energy's net income for the quarter ended March 31, 2006 was $151 million compared to $37 million for the comparable period in 2005.  During the first quarter of 2006, FPL Energy recorded $23 million of after-tax net unrealized mark-to-market gains from non-qualifying hedges compared to losses of $31 million in the same period of 2005.  For further discussion of derivative instruments, see Note 2.

FPL Energy's first quarter 2006 net income benefited from improved results of the existing portfolio primarily reflecting improved market conditions in the New England Power Pool (NEPOOL), Electric Reliability Council of Texas (ERCOT) and PJM Interconnection, L.L.C. (PJM) regions, higher wind resource, the favorable effect of prior contract restructurings and earnings from portfolio additions, partially offset by the absence of gains recorded in 2005 from a contract termination and an asset sale, as well as higher interest expense.

FPL Energy added 1,039 mw of nuclear, wind and solar generation during or after the first quarter of 2005.  These project additions increased first quarter 2006 net income by approximately $20 million.  FPL Energy's operating revenues for the first quarter of 2006 increased approximately $580 million compared to the prior year quarter primarily due to higher unrealized mark-to-market gains from non-qualifying hedges of approximately $239 million in 2006 as compared to losses of approximately $68 million in 2005.  Favorable market conditions in the NEPOOL, ERCOT and PJM regions, project additions and improved wind resource also contributed to increased operating revenues for the first quarter of 2006.  FPL Energy's operating expenses increased approximately $389 million primarily driven by higher unrealized mark-to-market losses from non-qualifying hedges of approximately $187 million in 2006 as compared to gains of approximately $23 million in 2005, higher fuel costs and project additions.

Equity in earnings of equity method investees for the quarter ended March 31, 2006 decreased $8 million from the prior year quarter reflecting higher unrealized mark-to-market losses from non-qualifying hedge activity in the portfolio.  The favorable effect of contract restructurings on current period operating results was offset by the absence of a $13 million gain on a contract restructuring which was recorded in the first quarter of 2005.

FPL Energy's net income for the first quarter of 2006 also reflected higher interest expense of approximately $11 million associated with an increase in average interest rates of 67 basis points as well as increasing average debt balances due to growth in the business.  In addition, gains on disposal of equity method investees and leveraged leases - net in FPL Group's condensed consolidated statements of income included an $8 million pretax gain on the sale of a joint venture project in 2005.  PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to $43 million and $26 million for the three months ended March 31, 2006 and 2005, respectively.

In January 2006, FPL Energy completed the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold, a nuclear power plant located near Cedar Rapids, Iowa, from Interstate Power and Light Company (IP&L).  FPL Energy purchased the 70% interest, including nuclear fuel, inventory and other items, for a net purchase price of approximately $348 million.  FPL Energy is selling its share of the output of Duane Arnold to IP&L at a price of approximately $46 per mwh in 2006, escalating annually to approximately $61 per mwh in 2013, under a long-term contract expiring in 2014.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, the cost of which will be shared on a pro-rata basis by the joint owners.  FPL Energy received approximately $188 million of decommissioning funds at closing which is included in nuclear decommissioning reserve funds on FPL Group's condensed consolidated balance sheet at March 31, 2006.  FPL Energy expects to file for a license extension for the plant in 2009, which, if approved, will enable the plant to continue to operate for an additional 20 years beyond its current license expiration of 2014.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2006 and 2007.  As of March 31, 2006, FPL Energy's capacity under contract for the remainder of 2006 and 2007 was as follows:

	Remainder of 2006			2007

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	3,183	98%	(b)	3,254	96%	(b)
Contracted (c)	2,436	99%	(b)	2,461	99%	(b)
Merchant: (d)
NEPOOL	2,215	66%	(e)	2,454	59%	(e)
ERCOT	2,560	88%	(e)	2,619	52%	(e)
All Other	1,411	75%	(e)	1,372	33%	(e)

Total portfolio (f)	11,804	87%	(e)	12,160	72%	(e)

_____________________
(a)

Weighted to reflect in-service dates, planned maintenance, Seabrook's planned refueling outage and power uprate in 2006, Duane Arnold's planned refueling outage in 2007, and expected production from renewable resource assets.

(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Reflects on-peak mw under contract.
(f)	Totals may not add due to rounding.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development benefiting from the extension of the production tax credit program through 2007 for new wind facilities, as well as from asset acquisitions.  In addition to the acquisition of Duane Arnold discussed above, in mid-March 2006, FPL Energy purchased an additional 50% ownership interest, or approximately 34 mw, in wind projects in California and Minnesota and, in April 2006, began commercial operations of an 84 mw wind plant in Texas.  FPL Energy has approximately 760 mw of new wind projects that have either been completed or are expected to reach commercial operation by the end of 2006.  FPL Energy plans to add approximately 625 mw to 750 mw of new wind generation in 2007.

In March 2006, a settlement agreement was submitted to the FERC that, if approved, would establish a new forward capacity market (FCM) in the NEPOOL region.  The parties to the settlement agreement include wholesale power generators in New England, including FPL Energy, and four of the six New England states.  Under the FCM proposal, capacity payments to generators would be established competitively through an annual auction, the first of which would be conducted in the first quarter of 2008 to purchase capacity for the twelve months starting June 1, 2010.  The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers would receive fixed capacity payments, subject to penalties for forced outages during peak demand periods.  The parties to the settlement agreement have requested the FERC to approve the settlement agreement by June 30, 2006 to allow for initial implementation by December 1, 2006.  If approved as filed with the FERC, the settlement agreement is expected to result in increased gross margins for FPL Energy's assets in the NEPOOL region during the transition period.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Corporate and Other's net loss for the first quarter of 2006 was $25 million compared to a net loss of $11 million for the comparable period in 2005.  Results in 2006 reflect $3 million of after-tax costs associated with the proposed merger between FPL Group and Constellation Energy.  Results for the three months ended March 31, 2005 include a $7 million gain ($4 million after tax) from the termination of a leveraged lease agreement, which is included in gains on disposal of equity method investees and leveraged leases - net in FPL Group's condensed consolidated statements of income.  Interest income declined reflecting a secured third party loan that was repaid in the fourth quarter of 2005.  The increase in operating revenues and operating expenses at Corporate and Other is primarily due to the sale, effective January 1, 2006, of FPL's retail gas business to a subsidiary of FPL Group Capital.

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

FPL Group's cash flows from operating activities for the three months ended March 31, 2006 reflect the return of cash collateral primarily to FPL's counterparties related to declining energy contract prices (margin cash deposits), a decrease in underrecovered fuel costs at FPL primarily reflecting an increase in the fuel clause recovery factor effective January 2006, the payment of storm-related costs at FPL, a decrease in accounts payable and an increase in material, supplies and fossil fuel inventory, reflecting the accumulation of oil inventory.  The accumulation of oil inventory is primarily the result of burning more natural gas than originally planned due to lower natural gas prices in the first quarter of 2006.

FPL Group's cash flows from investing activities for the three months ended March 31, 2006 reflect continuing investment of approximately $487 million by FPL to meet customer demand and new investments at FPL Energy of approximately $639 million, including the acquisition of a 70% interest in Duane Arnold.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the nuclear decommissioning funds as a result of the reinvestment of fund earnings and new contributions from FPL Energy, as well as other investment activity within the funds.  FPL suspended nuclear decommissioning fund contributions of approximately $79 million annually, beginning in September 2005, pursuant to the terms of the 2005 rate agreement.

During the three months ended March 31, 2006, FPL Group generated proceeds of approximately $1.2 billion from financing activities, including the issuance of $400 million in FPL first mortgage bonds, a net increase in short-term debt of approximately $484 million ($170 million at FPL), approximately $296 million from the issuance of FPL Group common stock related to its 8% Corporate Units and approximately $3 million related to the exercise of stock options.  During the three months ended March 31, 2006, FPL Group paid dividends on its common stock of approximately $148 million, paid approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units and made principal payments on debt of approximately $37 million at FPL Energy.

In April 2006, FPL issued $300 million of 6.20% first mortgage bonds maturing in 2036 in a private placement transaction.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005

Weighted-average annual interest rate (a)	6.0%	5.9%	5.1%	5.2%
Weighted-average life (years)	9.5	9.3	15.7	15.1
Annual average of floating rate debt to total debt (a)	39%	35%	48%	40%
____________________
(a)	Calculations include interest rate swaps.

FPL was impacted by Hurricanes Dennis, Katrina, Rita and Wilma in 2005 and by Hurricanes Charley, Frances and Jeanne in 2004.  These hurricanes did major damage in parts of FPL's service territory and collectively resulted in customer power outages in 2005 and 2004 of 5.3 million and 5.4 million, respectively.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At March 31, 2006, FPL's storm reserve deficiency totaled approximately $1.0 billion.  The storm reserve deficiency associated with the 2004 hurricanes, plus interest, is being recovered primarily through a storm damage surcharge applied to retail customer bills over a 36-month period that began in February 2005, and totaled approximately $255 million at March 31, 2006.  The remaining balance of the storm reserve deficiency primarily relates to the storm restoration costs associated with 2005 hurricanes.  In January 2006, FPL petitioned the FPSC for approval to recover approximately $1.7 billion of storm costs through the issuance of $1,050 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes.  The proposed bond proceeds will provide for the net-of-tax recovery of the remaining balance of the unrecovered hurricane costs of $1,040 million (estimated balance as of July 31, 2006) and the replenishment of the storm reserve to approximately $650 million.  During the first quarter of 2006, FPL refined its estimate of storm restoration costs reflected in the petition, which reduced the total estimated unrecovered 2004 and 2005 storm costs by approximately $46 million.  If the FPSC determines that the storm restoration costs should not be securitized and instead should be recovered through another means, FPL has recommended, as an alternative, recovering the 2005 hurricane costs through a surcharge over approximately three years and implementing a separate surcharge to fund a $650 million storm reserve.  In February 2006, several interested parties filed a motion to dismiss FPL's petition, claiming that the petition did not satisfy certain technical requirements.  FPL filed its response to the motion asserting that the requirements cited are not applicable to FPL's petition and were met in any event.  On March 7, 2006, the FPSC denied the motion to dismiss FPL's petition.  Hearings were held in April 2006 and the FPSC's decision is expected in mid-May 2006.  The FPSC has the right to review FPL's storm charges for prudence, and has the authority to determine the manner and timing of recovery.

In January 2006, the FPSC held an electric infrastructure workshop to discuss the damage to electric utility facilities incurred due to recent hurricanes and to explore ways of minimizing damage and resulting outages to customers in the future.  Presentations on hurricane issues were made by representatives of city governments, vendors and the Florida utilities.  On January 30, 2006, FPL filed a report with the FPSC outlining its proposed Storm Secure Plan, a new initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators.  On February 7, 2006, the FPSC approved a rule that requires the Florida electric utilities to inspect their wooden transmission and distribution poles on an eight-year inspection cycle and file an annual report with the FPSC regarding such inspections.  During February 2006, FPL filed several petitions with the FPSC proposing rule and tariff changes pertaining to certain elements of its proposed Storm Secure Plan.  On April 4, 2006, the FPSC denied FPL's petitions and instead moved to address the issues raised in FPL's petitions by opening two dockets that will address, for all of Florida's investor-owned electric utilities, rules requiring more stringent distribution construction standards and the identification of where distribution facilities should be required to be constructed underground.  The FPSC held a workshop in April 2006 to address these dockets.  A second workshop is scheduled for May 19, 2006.  Also on April 4, 2006, the FPSC ordered all of Florida's investor-owned electric utilities to file detailed plans on specific aspects of their storm preparedness plans by June 1, 2006, including estimated implementation costs for ongoing storm preparedness initiatives.

FPL Group's commitments at March 31, 2006 were as follows:
	2006	2007	2008	2009	2010	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$284	$190	$384	$396	$164	$6,663	$8,081
FPL Energy	246	692	547	206	200	1,349	3,240
Corporate and Other	1,271	1,190	577	666	18	913	4,635
Purchase obligations:
FPL (b)	4,545	4,035	2,770	2,920	2,530	7,095	23,895
FPL Energy (c)	721	624	57	58	56	779	2,295
Corporate and Other	52	-	-	-	-	-	52
Asset retirement activities:(d)
FPL (e)	-	-	-	-	-	11,571	11,571
FPL Energy (f)	-	-	-	-	-	3,137	3,137

Total	$7,119	$6,731	$4,335	$4,246	$2,968	$31,507	$56,906

____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using March 31, 2006 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which is recoverable through various cost recovery clauses (see Note 8 - Contracts), and projected capital expenditures through 2010 to meet, among other things, increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities (see Note 8 - Commitments).  Excludes costs associated with FPL's proposed Storm Secure Plan.

(c)

Represents firm commitments primarily in connection with the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  See Note 8 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)

At March 31, 2006, FPL had approximately $2,129 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's nuclear decommissioning reserve funds.

(f)

At March 31, 2006, FPL Energy's 88.23% portion of Seabrook's and 70% portion of Duane Arnold's restricted trust funds for the payment of future expenditures to decommission Seabrook and Duane Arnold totaled approximately $515 million and are included in FPL Group's nuclear decommissioning reserve funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At March 31, 2006, FPL Group had standby letters of credit of approximately $795 million ($12 million for FPL) and approximately $5,732 million notional amount of guarantees ($265 million for FPL), of which approximately $4,789 million ($247 million for FPL) have expirations within the next five years.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any liabilities associated with these letters of credit and guarantees.  At March 31, 2006, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 8 - Commitments.

In addition to the above, FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary becoming liable for specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

Bank revolving lines of credit available to FPL Group and its subsidiaries, including FPL, are as follows:
FPL (a)	FPL Group Capital	Total (a)	Maturity Date

(millions)

$2,000	$2,500	$4,500	November 2010
_____________________
(a)

Excludes a $100 million senior secured revolving credit facility of an entity consolidated by FPL under FIN 46R "Consolidation of Variable Interest Entities," as revised (the VIE) that leases nuclear fuel to FPL, which matures in June 2009 and is available only to the VIE.

These credit facilities provide for the issuance of letters of credit up to $4.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.  At March 31, 2006, letters of credit totaling $411 million were outstanding under FPL Group Capital's credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility.  At March 31, 2006, each of FPL Group and FPL was in compliance with its respective ratio.

Also, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At March 31, 2006, there were no amounts outstanding under FPL Capital's credit facility and there was $300 million in short-term notes outstanding under FPL's credit facility.

In addition to the bank lines of credit discussed above, the VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, to provide backup support for its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which is included in the guarantee discussion above.  At March 31, 2006, the VIE had no outstanding borrowings under the revolving credit facility and had approximately $77 million of commercial paper outstanding.  FPL also provides an unconditional payment guarantee of the VIE's $135 million of 2.34% senior secured notes, maturing in June 2006, which is included in the guarantee discussion above.

As of May 4, 2006, FPL Group and FPL Group Capital had $2.0 billion (issuable by either or both of them up to such aggregate amount) of available capacity under shelf registration statements filed with the Securities and Exchange Commission (SEC).  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statements, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity is available for, among other things, new investment opportunities.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,

	2006			2005

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(215)	$22	$(193)	$(67)	$21	$(46)
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $27 tax expense
and $43 tax benefit, respectively)	39	-	39	(62)	-	(62)
Reclassification from OCI to net income (net of $9
and $5 tax expense, respectively)	13	-	13	8	-	8
Net unrealized gains on interest rate cash flow hedges:
Effective portion of net unrealized gains (net of $3
and $2 tax expense, respectively)	5	-	5	3	-	3
Reclassification from OCI to net income (net of $1
tax expense in 2005)	-	-	-	1	-	1
Net unrealized gains (losses) on available for sale securities
(net of $3 tax expense and $3 tax benefit, respectively)	-	5	5	-	(5)	(5)
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	1	1	-	-	-

Balances at March 31	$(158)	$28	$(130)	$(117)	$16	$(101)

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

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  See Note 2.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2006 were as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2005	$3	$(1)	$(176)	$(373)	$757	$210
Reclassification to realized at settlement of contracts	12	3	13	23	(226)	(175)
Effective portion of changes in fair value recorded in OCI	-	-	-	65	-	65
Ineffective portion of changes in fair value recorded in earnings	-	-	7	-	-	7
Changes in fair value excluding reclassification to realized	(7)	(2)	31	-	(536)	(514)

Fair value of contracts outstanding at March 31, 2006	8	-	(125)	(285)	(5)	(407)
Net option premium payment	-	-	13	-	60	73

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2006	$8	$-	$(112)	$(285)	$55	$(334)

FPL Group's total mark-to-market energy contract net assets (liabilities) at March 31, 2006 shown above are included in the condensed consolidated balance sheet as follows:

March 31, 2006

(millions)

Current derivative assets	$240
Other assets	59
Current derivative liabilities	(369)
Other liabilities	(264)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(334)

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2006 were as follows:

	Maturity

	2006	2007	2008	2009	2010	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$(1)	$-	$-	$-	$-	$-	$(1)
Prices provided by other external sources	(52)	(11)	-	1	-	1	(61)
Modeled	63	7	-	-	-	-	70

Total	10	(4)	-	1	-	1	8

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	(3)	-	-	-	-	-	(3)
Prices provided by other external sources	1	-	-	-	-	-	1
Modeled	1	1	-	-	-	-	2

Total	(1)	1	-	-	-	-	-

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	(79)	2	(7)	(1)	(6)	(5)	(96)
Prices provided by other external sources	20	(20)	(6)	(1)	-	(15)	(22)
Modeled	(7)	3	-	(1)	(1)	(1)	(7)

Total	(66)	(15)	(13)	(3)	(7)	(21)	(125)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	(1)	-	-	-	-	-	(1)
Prices provided by other external sources	(51)	(161)	(54)	(15)	(4)	-	(285)
Modeled	1	-	-	-	-	-	1

Total	(51)	(161)	(54)	(15)	(4)	-	(285)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	(64)	5	-	-	-	-	(59)
Prices provided by other external sources	45	-	-	-	-	-	45
Modeled	9	-	-	-	-	-	9

Total	(10)	5	-	-	-	-	(5)

Total sources of fair value	$(118)	$(174)	$(67)	$(17)	$(11)	$(20)	$(407)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2005 were as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2004	$6	$(2)	$(10)	$(109)	$(9)	$(124)
Reclassification to realized at settlement of contracts	(3)	-	(7)	13	7	10
Effective portion of changes in fair value recorded in OCI	-	-	-	(106)	-	(106)
Ineffective portion of changes in fair value recorded in earnings	-	-	(5)	-	-	(5)
Changes in fair value excluding reclassification to realized	3	(2)	(23)	-	291	269

Fair value of contracts outstanding at March 31, 2005	6	(4)	(45)	(202)	289	44
Net option premium payments	-	-	-	-	25	25

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2005	$6	$(4)	$(45)	$(202)	$314	$69

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2006 and December 31, 2005, the VaR figures were as follows:

	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2005	$-	$1	$1	$114	$38	$98	$114	$39	$98
March 31, 2006	$-	$3	$3	$139	$45	$118	$139	$48	$114

Average for the period ended
March 31, 2006	$-	$2	$2	$126	$40	$106	$126	$41	$105
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	March 31, 2006			December 31, 2005

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$9,804	$9,746	(a)	$9,443	$9,540	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,366	$1,366	(b)	$1,290	$1,290	(b)
Other investments	$90	$90	(b)	$80	$80	(b)
Interest rate swaps - net unrealized loss	$(7)	$(7	)(c)	$(9)	$(9	)(c)

FPL:
Long-term debt, including current maturities	$3,800	$3,701	(a)	$3,406	$3,416	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,145	$1,145	(b)	$1,151	$1,151	(b)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2006, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(a)	7.625%	$(4)
	$150	July 2003	September 2006	variable	(b)	7.625%	(4)
	$195	October 2004	April 2006	variable	(c)	3.250%	(2)
	$55	October 2004	April 2006	variable	(d)	3.250%	(1)
	$195	October 2004	April 2006	variable	(e)	3.250%	(2)
	$55	October 2004	April 2006	variable	(f)	3.250%	(1)
	$300	November 2004	February 2007	variable	(g)	4.086%	(6)
	$275	December 2004	February 2007	variable	(h)	4.086%	(5)

Total fair value hedges							(25)

Cash flow hedges - FPL Energy:
	$89	August 2002	December 2007	4.410%		variable (i)	1
	$185	August 2003	November 2007	3.557%		variable (i)	5
	$6	February 2005	June 2008	4.255%		variable (i)	1
	$82	December 2003	December 2017	4.245%		variable (i)	4
	$28	April 2004	December 2017	3.845%		variable (i)	2
	$266	December 2005	November 2019	4.905%		variable (i)	5

Total cash flow hedges							18

Total interest rate hedges							$(7)

____________________
(a)	Six-month LIBOR plus 4.9900%
(b)	Six-month LIBOR plus 4.9925%
(c)	Six-month LIBOR plus 0.0153%
(d)	Six-month LIBOR plus 0.0100%
(e)	Six-month LIBOR plus 0.1500%
(f)	Six-month LIBOR plus 0.1525%
(g)	Three-month LIBOR plus 0.50577%
(h)	Three-month LIBOR plus 0.4025%
(i)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $295 million ($165 million for FPL) at March 31, 2006.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,277 million and $1,113 million ($984 million and $933 million for FPL) at March 31, 2006 and December 31, 2005, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $128 million ($98 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2006.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2006, approximately 99% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

(b)	Changes in Internal Control over Financial Reporting

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

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., which was valued at approximately $73 million, payable in shares of FPL Group common stock.  Total assets and operating revenues of the entities acquired in connection with the acquisition of Gexa Corp. (Gexa) represent less than 1% and approximately 3%, respectively, of FPL Group's consolidated total assets and total operating revenues as of and for the three months ended March 31, 2006.  FPL Group does not consider Gexa material to FPL Group's results of operations, financial position and cash flows.  FPL Group is in the process of evaluating the impact of Gexa's business on FPL Group's internal control over financial reporting and has noted numerous inadequacies throughout Gexa's operations, including the contract approval and administration process, the customer enrollment process, billing system security and accounting and financial controls.  FPL Group is in the process of documenting controls and remediating these inadequacies and expects to complete this process in 2006.  FPL Group's management does not believe these inadequacies affect the adequacy of FPL Group's internal control over financial reporting because of the relative immateriality of Gexa's activities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2005 Form 10-K for FPL Group and FPL.

In the FMPA proceedings, in January 2006, the FERC issued an order delaying FPL's compliance filing pending the FERC's decision on FPL's rehearing request related to the December 2005 FERC order.

In the TXU lawsuit, the trial has been rescheduled for November 2006.

In March 2006, plaintiffs in the Rabbino lawsuit filed their amended complaint which alleges breach of contract and seeks injunctive relief as well as consequential damages.  FPL filed a motion to dismiss the amended complaint.

Item 1A.  Risk Factors

In addition to the risk factors discussed below and other information set forth in this report, the factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2005 Form 10-K, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described herein and in FPL Group's and FPL's 2005 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

FPL Group's proposed merger with Constellation Energy is subject to receipt of consents or approvals from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

  Completion of the merger is conditioned upon the receipt of consents, orders, approvals or clearances, as required, from the FERC, the NRC and the public service commissions or similar entities in several of the states in which Constellation Energy and/or FPL Group operate electric and/or gas businesses, including the state of Maryland.  Among other things, governmental entities could seek to block the merger or condition their approval of the merger upon Constellation Energy and/or FPL Group entering into agreements to restrict the operations of the combined businesses in accordance with specified business conduct rules or to take other actions which governmental entities deem necessary or desirable in the public interest.  The terms of any such conditions that may be imposed, if any, are not known by FPL Group as of the date hereof.  If those approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither Constellation Energy nor FPL Group will be required to complete the merger.  In addition, the Maryland legislature, governor and Public Service Commission have been engaged in extensive discussions relating to the proposed merger and the imposition of conditions to the granting of necessary approvals, and there can be no assurance that the outcome of these discussions will be favorable to FPL Group, Constellation Energy or the merger.  A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in connection with such approvals could have a material adverse effect on the business, financial condition or results of operations of the combined company, could result in litigation with one or more governmental entities and/or may cause the abandonment of the merger.

The anticipated benefits of combining FPL Group and Constellation Energy may not be realized.

  FPL Group entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies.  Although FPL Group expects to achieve the anticipated benefits of the merger, including the synergies, achieving them is subject to a number of uncertainties, including:

    the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities;

    whether the FERC, the NRC, state or any other regulatory authorities whose approval is required to complete the merger impose conditions on the merger or require the combined company to share a portion of the expected synergies of the merger relating to utility operations with customers, any of which may have an adverse effect on the combined company; and

    general competitive factors in the market place.

  In addition, Constellation Energy's business involves certain risks which are different from the risks of FPL Group's current business, and as a result the combined company may be exposed to competitive, regulatory, operational and other challenges that do not affect FPL Group's businesses to a similar extent.

FPL Group and FPL will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect their businesses.

  Uncertainty about the effect of the merger on employees and customers may have an adverse effect on FPL Group and FPL, regardless of whether the merger is eventually completed.  Although FPL Group and FPL have taken steps designed to reduce any adverse effects, these uncertainties may impair FPL Group's and FPL's ability to attract, retain and motivate key personnel until the merger is completed, or the merger agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with FPL Group and FPL to seek to change existing business relationships with FPL Group and FPL.

  Employee retention and recruitment may be particularly challenging during the pendency of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.  If, despite FPL Group's and FPL's retention and recruiting efforts, key employees depart or fail to accept employment with either of the companies because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, FPL Group's, FPL's or the combined company's business could be seriously harmed.

  The pursuit of the merger and the preparation for the integration of Constellation Energy and FPL Group may place a significant burden on management and internal resources.  The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could harm FPL Group's and FPL's businesses, financial condition and operating results, regardless of whether the merger is eventually completed.

  In addition, the merger agreement restricts FPL Group and FPL, without Constellation Energy's consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates.  These restrictions may prevent FPL Group and FPL from pursuing otherwise attractive business opportunities and making other changes to their businesses prior to completion of the merger or termination of the merger agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

1/1/06 - 1/31/06	15,306	$42.06	-	20,000
2/1/06 - 2/28/06	35,354	$41.59	-	20,000
3/1/06 - 3/31/06	15,352	$40.23	-	20,000

Total	66,012		-

_____________________
(a)		Represents shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.
(b)

In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 5.  Other Information
(a)	None
(b)	None
(c)	Other Events
	(i)	Reference is made to Item 1. Business - FPL Operations - Competition in the 2005 Form 10-K for FPL Group and FPL.

In March 2006, FPL filed a petition with the FPSC for approval to build two approximately 1,200 mw natural gas-fired combined cycle units in western Palm Beach County, Florida, that would be operational in 2009 and 2010.  The FPSC's decision is expected by August 2006.  If the FPSC approves the petition, the project will also be subject to approval by a Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act.

In April 2006, the FPSC approved the petition by FPL and the other GridFlorida LLC (GridFlorida) participants to withdraw the GridFlorida proposal and close the docket.
	(ii)	Reference is made to Item 1. Business - FPL Operations - Environmental in the 2005 Form 10-K for FPL Group and FPL.

On March 15, 2006, the EPA denied FPL's and other petitioners' requests to revise the final Clean Air Interstate Rule.  FPL will continue to challenge the sulfur dioxide and nitrogen oxide provisions of the rule through a petition filed in the U.S. Court of Appeals for the District of Columbia in July 2005.

	(iii)	FPL Group's annual meeting of shareholders is generally held in May of each year. However, the 2006 annual meeting of shareholders has not yet been scheduled.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)c	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 1-8841)		x
*3(ii)a	Bylaws of FPL Group as amended February 12, 2001 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
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
Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172;
Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172;
Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172;
Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File
No. 2-27612); Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275;
Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300,
333-116300-01 and 333-116300-02; and Exhibit 4(z) to Post-Effective Amendment
No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02)

		x	x
4(b)	One Hundred Tenth Supplemental Indenture dated as of April 1, 2006 between FPL and Deutsche Bank Trust Company Americas, Trustee	x	x
4(c)	Registration Rights Agreement dated April 24, 2006 relating to FPL's first mortgage bonds	x	x
*10(a)	Summary of Non-Employee Director Compensation effective January 1, 2006 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2005, File No. 1-8841)	x
*10(b)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Deferred Stock Award Agreement (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)	x	x
*10(c)	Form of FPL Group, Inc. Employee Retention Bonus Plan Agreement (filed as Exhibit 10(ff) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: May 4, 2006

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)