Form 10-K
period 2006-12-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2007-02-27
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 2-27612	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida
Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
FPL Group, Inc.:	Common Stock, $0.01 Par Value	New York Stock Exchange
Florida Power & Light Company: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933.
FPL Group, Inc. Yes __X__ No ____	Florida Power & Light Company Yes __X__ No _____
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
FPL Group, Inc. Yes ____ No __X__	Florida Power & Light Company Yes _____ No __X__

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.

FPL Group, Inc. Yes __X__ No ____	Florida Power & Light Company Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc. Large Accelerated Filer __X__ Accelerated Filer ____ Non-Accelerated Filer ____
Florida Power & Light Company Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer __X__
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ____ No X

Aggregate market value of the voting and non-voting common equity of FPL Group, Inc. held by non-affiliates as of June 30, 2006 (based on the closing market price on the Composite Tape on June 30, 2006) was $16,694,263,323.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2006.
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2007: 405,590,044 shares.

As of January 31, 2007, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of FPL Group, Inc.'s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning
AFUDC	allowance for funds used during construction
BART	Best Available Retrofit Technology
capacity clause	capacity cost recovery clause, as established by the FPSC
Charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
Constellation Energy	Constellation Energy Group, Inc.
CRDM	control rod drive mechanism
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EMF	electric and magnetic fields
EMT	Energy Marketing & Trading
2005 Energy Act	Energy Policy Act of 2005
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
ERCOT	Electric Reliability Council of Texas
EPA	U.S. Environmental Protection Agency
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FIN	FASB Interpretation No.
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
Gexa	Gexa Energy, LP
Gulfstream	Gulfstream Natural Gas System, L.L.C.
Holding Company Act	Public Utility Holding Company Act of 2005
IARC	International Agency for Research on Cancer
IRS	Internal Revenue Service
kv	kilovolt(s)
kwh	kilowatt-hour(s)
LIBOR	London InterBank Offered Rate
LTIP	FPL Group, Inc. Amended and Restated Long Term Incentive Plan
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MRO	Midwest Reliability Organization
mw	megawatt(s)
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Council
Note ___	note ___ to consolidated financial statements
NOx	Nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982
NYPP	New York Power Pool
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PJM	PJM Interconnection, L.L.C.
PMI	FPL Energy Power Marketing, Inc.
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credits
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
RFC	ReliabilityFirst Corporation
RFP	request for proposal
ROE	return on common equity
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SERC	Southeastern Electric Reliability Council
SO2	Sulfur dioxide
SPP	Southwest Power Pool
VIE	variable interest entity
WECC	Western Electricity Coordinating Council

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

PART I

Item 1.  Business

FPL GROUP

FPL Group was incorporated in 1984 under the laws of Florida.  FPL Group's principal subsidiary, FPL, is a rate-regulated utility engaged primarily in the generation, transmission, distribution and sale of electric energy.  FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for FPL Group's operating subsidiaries other than FPL.  The business activities of these operating subsidiaries primarily consist of FPL Energy's competitive energy business.  At December 31, 2006, FPL Group and its subsidiaries employed approximately 13,300 people.  For financial information regarding FPL Group's business segments, see Note 17.

In 2005, President Bush signed into law the 2005 Energy Act, which substantially affected the regulation of energy companies.  The 2005 Energy Act included provisions that, among other things, amended federal energy laws, provided the FERC with new oversight responsibilities, repealed the Public Utility Holding Company Act of 1935, as amended, which regulated the financial structure of certain utility holding companies and, among other things, restricted mergers and acquisitions in the electric industry, and enacted the Holding Company Act.  FPL Group is a holding company, as defined in the Holding Company Act.

In December 2005, FPL Group and Constellation Energy announced a proposed merger.  As a result of continued uncertainty over regulatory and judicial matters in Maryland, on October 24, 2006, FPL Group and Constellation Energy mutually agreed to terminate the proposed merger.  No termination fee is payable under the termination agreement unless Constellation Energy agrees with another party to a comparable transaction on or prior to September 30, 2007, in which case a fee will be payable to FPL Group by Constellation Energy.  For additional information, see Note 2.

Environmental.  Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters.  Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities.  Environmental regulations are subject to change.  The following is a discussion of emerging federal initiatives and rules that could potentially affect FPL Group.  See FPL Operations - Environmental and FPL Energy Operations - Environmental for a discussion of certain impacts specific to those entities.

Climate Change - As a participant in President Bush's Climate Leader Program to reduce greenhouse gas intensity in the United States by 18% by 2012, FPL Group has inventoried its greenhouse gas emission rates and has committed to a 2008 reduction target of 18% below a 2001 baseline emission rate measured in pounds per megawatt-hour.  FPL Group believes that the planned operation of its generating portfolio, along with its current efficiency initiatives, greenhouse gas management efforts and increased use of renewable energy, will allow it to achieve this target.  In addition, FPL Group has joined the U.S. Climate Action Partnership, an alliance made up of a diverse group of U.S.-based businesses and environmental organizations, which in early 2007 issued a set of principles and recommendations to address global climate change and the reduction of greenhouse gas emissions.

The U.S. Congress is considering several legislative proposals that would establish new mandatory regulatory requirements and reduction targets for greenhouse gases.  Based on the most current reference data available from government sources, FPL Group is among the lowest emitters of greenhouse gases measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these legislative proposals have differing methods of implementation and the impact on FPL's and FPL Energy's generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of any legislation enacted and specific implementation rules adopted.

Multi-Pollutant Legislation - The U.S. Congress and the Bush Administration are considering several legislative proposals that would establish new regulatory requirements and reduction targets for sulfur dioxide, nitrogen oxide, mercury, and in some proposals, carbon dioxide.  Based on the most current reference data available from government sources, FPL Group is among the lowest generators of these emissions measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these multi-pollutant proposals have differing methods of implementation and the impact on FPL's and FPL Energy's generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of any legislation enacted and specific implementation rules adopted.

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

Clean Air Interstate Rule (CAIR) - In 2005, the EPA published a final CAIR that requires SO2 and NOx emissions reductions from electric generating units in 28 states where their emissions are transported to downwind states allegedly resulting in fine particulate (PM 2.5) and ozone non-attainment.  The final rule requires phased reductions in SO2 emissions by 2010 and by 2015, and reductions in NOx emissions by 2009 and by 2015, eventually reaching a nationwide reduction of 65% below a 2002 baseline emission rate for each.  In the final rule, through the use of modeling data, the states in which FPL facilities are located were determined to be contributors of PM 2.5 and/or ozone production in downwind states.  However, FPL Group believes that the emissions from most of its Florida generating facilities are not affecting the non-attainment status of downwind areas.  In 2005, FPL Group filed a petition for reconsideration with the EPA and a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the SO2 and NOx provisions in CAIR.  In March 2006, the EPA denied FPL Group's and other petitioners' requests to revise the final rule.  FPL Group will continue to challenge the SO2 and NOx provisions of the final rule through the lawsuit that it filed.

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

Clean Water Act Section 316(b) - In 2004, the EPA issued a rule under Section 316(b) of the Clean Water Act to address location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems.  The rule requires FPL Group to demonstrate that it has met or will meet new impingement mortality (the loss of organisms against screens and other exclusion devices) and/or entrainment (the loss of organisms by passing through the cooling water system) reductions by complying with one of several compliance alternatives, including the use of technology and/or operational measure and response to the rule may involve the performance of biological studies.  FPL Group has been conducting the necessary studies/analyses over the past few years and was planning to submit solutions for regulatory approval in early 2008.  However, on January 25, 2007, the U.S. Court of Appeals for the Second Circuit ruled on a challenge to the rule by a number of environmental groups and six northeastern states.  In its ruling, the court eliminated several of the compliance alternatives, including the use of restoration measures, from consideration and remanded the rule to the EPA for further rulemaking.  Accordingly, the final requirements are uncertain.

Website Access to SEC Filings.  FPL Group and FPL make their SEC filings, including their annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group.  FPL supplies electric service to a population of more than 8.5 million throughout most of the east and lower west coasts of Florida.  During 2006, FPL served approximately 4.4 million customer accounts.  The percentage of FPL's operating revenues by customer class was as follows:
	Years Ended December 31,

	2006	2005	2004

Residential	54%	55%	54%
Commercial	39	37	37
Industrial	3	3	3
Other, including deferred or recovered clause revenues, the net change in unbilled revenues, any provision for retail rate refund, gas, transmission
and wholesale sales and customer-related fees	4	5	6

	100%	100%	100%

FPL currently holds 176 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2037.  Of the 176 franchise agreements, 13 expire in 2007, six expire in 2008 and 157 expire during the period 2009 through 2037.  Ongoing negotiations are taking place to renew franchises with upcoming expirations.  FPL considers its franchises to be adequate for the conduct of its business.

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2006 operating revenues.  Retail operations are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC with respect to certain aspects of its operations, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.  In addition, FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and retirement of nuclear power plants and subject these plants to continuing review and regulation.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  The rate of return on rate base approximates FPL's weighted-average cost of capital, which includes its costs for outstanding debt and preferred stock and, typically, an allowed ROE.  The FPSC monitors FPL's actual ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings or through negotiations, which occur at irregular intervals at the initiative of FPL, the FPSC, the State of Florida Office of Public Counsel or a substantially affected party.

In 2005, the FPSC approved a stipulation and settlement agreement regarding FPL's retail base rates (2005 rate agreement), signed by FPL and all of the interveners in its 2005 rate case filing.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005 (2002 rate agreement).

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates will increase approximately $127 million on an annualized basis when a 1,144 mw natural gas-fired plant at FPL's Turkey Point site (Turkey Point Unit No. 5) is placed in service, which is expected to occur in the second quarter of 2007 (see System Capability and Load below).  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap for 2007 and each succeeding year is established by increasing the prior year's threshold and cap by the sum of the following:  (i) the average annual growth rate in retail kwh sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.  The revenue sharing threshold and cap for 2007 is estimated to be $4,203 million and $4,373 million, respectively, and will be adjusted based on the actual incremental base revenues associated with Turkey Point Unit No. 5 going into service in the second quarter of 2007.  For the year ended December 31, 2006, revenues from retail base operations did not exceed the 2006 threshold.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates are based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually which was also permitted under the 2002 rate agreement, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL suspended contributions of $20.3 million per year to its storm and property insurance reserve beginning in 2006 and has the ability to recover prudently incurred storm restoration costs, either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

FPL does not have an authorized regulatory ROE under the 2005 rate agreement for the purpose of addressing earnings levels.  For all other regulatory purposes, FPL has an ROE of 11.75%.  Under the 2005 rate agreement, the revenue sharing mechanism described above is the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

Fuel costs are recovered from customers through levelized charges per kwh established under the fuel clause.  These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage.  In 2006, approximately $6.4 billion of costs were recovered through the fuel clause.  The FPSC has approved a risk management fuel procurement program which is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs.  See Energy Marketing and Trading, Management's Discussion - Results of Operations, Note 1 - Regulation and Note 4.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause and base rates.  In 2006, approximately $583 million of costs were recovered through the capacity clause.  Costs associated with implementing energy conservation programs totaled approximately $174 million in 2006 and were recovered from customers through the energy conservation cost recovery clause.  Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $26 million in 2006 and were recovered through the environmental clause to the extent not included in base rates.

In February 2007, the FPSC approved a nuclear cost recovery rule that provides for the recovery of all prudently incurred costs for siting, designing, licensing and constructing new nuclear power plants.  FPL is in the process of evaluating the economics, risks and advisability, among other things, of potentially building a new nuclear power plant in its service area.

FPL was impacted by four hurricanes in 2005 and three hurricanes in 2004, which caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At December 31, 2006, FPL's storm reserve deficiency totaled approximately $868 million.  In May 2006, the FPSC approved the issuance of up to $708 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes for the net-of-tax recovery by FPL of the estimated storm reserve deficiency, including interest, and for a storm and property insurance reserve of $200 million.  The unrecovered 2004 storm restoration costs are being recovered through a previously approved storm damage surcharge applied to retail customer bills since February 2005.  Once the bonds are issued, a surcharge to retail customers will be used for repayment of the outstanding bonds.  FPL is working with the FPSC staff and its financial advisors to complete the issuance of the bonds.  See Note 1 - Storm Reserve Deficiency.

In January 2006, FPL introduced an initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators.  The estimated capital expenditures associated with this initiative, as well as the FPSC's approved storm preparedness plan (collectively, Storm SecureSM Plan) for 2007 through 2011 are included in FPL's projected capital expenditures.  See Capital Expenditures below and Note 16 - Commitments.  See also Management's Discussion - Results of Operations - FPL for further discussion regarding the impact of Storm Secure Plan costs on O&M expenses.  The estimated costs associated with the Storm Secure Plan, both capital expenditures and O&M expenses, are subject to change over time based on, among other things, productivity enhancements and prioritization.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2006, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Management's Discussion - Critical Accounting Policies and Estimates - Regulatory Accounting.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC approve the terms of the power purchase agreement and, if appropriate, provide the required authorization for the construction of the bidder's generation capacity.  In September 2006, the FPSC granted FPL an exemption from the FPSC's bid rule for two ultra super critical pulverized coal generating units that FPL is seeking to build in Glades County, Florida.  See System Capability and Load.  Effective February 2007, the FPSC eliminated the requirement for utilities to issue an RFP for new nuclear power plants sited after June 2006.

System Capability and Load.  At December 31, 2006, FPL's resources for serving load consisted of 24,651 mw, of which 20,981 mw were from FPL-owned facilities (see Item 2 - Generating Facilities) and 3,670 mw were available through purchased power contracts (see Note 16 - Contracts).  FPL's projected reserve margin for the summer of 2007 is approximately 22.6% and reflects the addition of Turkey Point Unit No. 5, which is expected to be placed in service during the second quarter of 2007.  This reserve margin is expected to be achieved through the combination of output from FPL's generating units, purchased power contracts and the capability to reduce peak demand through the implementation of load management, which was estimated to be 1,444 mw at December 31, 2006.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory.  The highest peak FPL has served to date was a summer peak of 22,361 mw, which occurred on August 17, 2005.  FPL had adequate resources available at the time of this peak to meet customer demand.

Turkey Point Unit No. 5 is currently under construction and is expected to be placed in service during the second quarter of 2007.  In June 2006, the FPSC approved FPL's proposal to build two approximately 1,220 mw natural gas-fired combined-cycle units in western Palm Beach County, Florida, with planned in-service dates of 2009 and 2010, which were subsequently approved by the Siting Board (comprised of the Florida governor and cabinet) under the Siting Act in December 2006.  In February 2007, FPL filed a need application with the FPSC to build two ultra super critical pulverized coal generating units totaling approximately 1,960 mw in Glades County, Florida with planned in-service dates of 2013 and 2014.

Fuel Mix.  FPL's generating plants use a variety of fuels.  The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve a more economical fuel mix.  See Fossil Operations, Nuclear Operations and Item 2 - Generating Facilities.

FPL's 2006 fuel mix based on kwh produced was as follows:
Source

Natural gas	50%
Nuclear	20%
Purchased power	17%
Oil	8%
Coal	5%

Fossil Operations.  FPL owns and operates 82 units that utilize fossil fuels such as natural gas and/or oil, and has a joint-ownership interest in three coal units.  FPL's fossil units are out of service from time to time for routine maintenance or on standby during periods of mild weather.  Since June 2006, FPL has experienced compressor blade failures in three combustion turbine compressors (CTCs) at two of its fossil generating plants, resulting in significant damage to the combustion turbines.  FPL has 28 of this type of CTCs in its generating fleet, which were all made by the same manufacturer.  Recently other companies in the electric industry have reported similar failures.  The manufacturer of the CTCs has determined the root cause of the first failure experienced by FPL involving a rotating blade and is in the process of determining how to remediate the issue.  In the interim, FPL is conducting inspections of all rotating compressor blades in its generating fleet and replacing any blade sets found to have cracks.  FPL Group is currently working with the manufacturer of the CTCs to determine the root cause of the other two failures in the stationary section of the compressor and how to remediate the issue.  In the interim, FPL is planning to proactively replace a portion of the stationary compressor blades it considers to be at higher risk of failure.  Repairs to all three of the units affected have been completed and the units returned to service.

FPL has four firm transportation contracts in place with FGT and one firm transportation contract with Gulfstream that together are expected to satisfy substantially all of the anticipated needs for natural gas transportation at its existing units.  The four existing FGT contracts expire between 2015 and 2022, while the Gulfstream contract expires in 2028.  The two contracts expiring in 2015 may be extended by FPL until 2030.  To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT and Gulfstream based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.  In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun construction.  These agreements range from 12 to 23 years in length and are contingent upon certain events, including approval by the FERC and completion of construction of the facilities in 2008 and 2009.  FPL's oil requirements are obtained under short-term contracts and in the spot market.  See Note 16 - Contracts.

FPL has, through its joint ownership interest in St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, long-term coal supply and transportation contracts for a portion of the fuel needs for those units.  All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts.  FPL's remaining fuel requirements for these units will be obtained in the spot market.  See Note 16 - Contracts.

Nuclear Operations.  FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie.  FPL has received operating license extensions to operate Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 until 2032, 2033, 2036 and 2043, respectively.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.

Scheduled nuclear refueling outages by unit are as follows:
Refueling Outage

Unit	Most Recent	Next Scheduled

St. Lucie Unit No. 1	Fall 2005	Spring 2007 (a)
St. Lucie Unit No. 2	Spring 2006	Fall 2007 (b)
Turkey Point Unit No. 3	Spring 2006	Fall 2007
Turkey Point Unit No. 4	Fall 2006	Spring 2008
____________________
(a)	FPL anticipates replacing incore instrument thimbles during this outage, which is expected to extend the number of days the unit will be removed from service to approximately 50 days.
(b)

FPL anticipates replacing the reactor vessel head and steam generators during this outage, which is expected to extend the number of days the unit will be removed from service to approximately 85 days.

In 2003, the NRC issued an order requiring all pressurized water reactor licensees, including FPL, to perform visual and volumetric inspections of reactor vessel heads at each unit's scheduled refueling outage to identify if degradation such as cracking or corrosion has occurred.  In conjunction with the NRC order, FPL has performed visual and volumetric inspections of its nuclear units' reactor vessel heads during their scheduled refueling outages since October 2002.  FPL replaced the reactor vessel heads at Turkey Point Unit No. 3, Turkey Point Unit No. 4 and St. Lucie Unit No. 1 during their scheduled refueling outages in the fall of 2004, spring of 2005 and fall of 2005, respectively, and therefore no further inspections will be required at these units until 2009.  The inspections during scheduled refueling outages at St. Lucie Unit No. 2 in 2003 and 2005 revealed CRDM nozzles with cracks, which were repaired during the outages.  FPL intends to replace the reactor vessel head at St. Lucie Unit No. 2 during its next scheduled refueling outage in the fall of 2007.  The cost to replace St. Lucie Unit No. 2's reactor vessel head, including AFUDC, is included in FPL's estimated capital expenditures below.  See Management's Discussion - Results of Operations - FPL and Note 16 - Commitments.

St. Lucie Unit No. 2's steam generators are reaching the end of their useful life.  As flaws were identified in individual tubes, they were plugged in order to prevent the tubes from leaking during plant operations.  FPL intends to replace the steam generators along with the reactor vessel head at St. Lucie Unit No. 2 during its next scheduled refueling outage in the fall of 2007.  The cost to replace St. Lucie Unit No. 2's steam generators, including AFUDC, is included in FPL's estimated capital expenditures below.  See 16 - Commitments.

During 2003, nuclear utilities other than FPL identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  Due to the amount of time and cost associated with correcting potential leaks, FPL replaced St. Lucie Unit No. 1's pressurizer during its fall 2005 outage. FPL will begin the repair of St. Lucie Unit No. 1's non-pressurizer penetrations with alloy 600 weld materials during its fall 2008 outage and expects to complete the repairs by 2010.  The St. Lucie Unit No. 2 pressurizer has 30 heater sleeves as compared to 120 heater sleeves in the St. Lucie Unit No. 1 pressurizer.  Accordingly, FPL has decided to repair rather than replace St. Lucie Unit No. 2's alloy 600 pressurizer heater sleeves during its spring 2009 outage.  During St. Lucie Unit No. 2's next scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007, FPL will inspect the pressurizer heater sleeves and begin repairs of other pressurizer and non-pressurizer penetrations with alloy 600 weld materials.  The repairs to St. Lucie Unit No. 2's other penetrations are scheduled to be completed by 2010.  The estimated cost of repairs for the St. Lucie units are included in FPL's estimated capital expenditures below.  See Note 16 - Commitments.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

FPL leases nuclear fuel for all four of its nuclear units.  See Note 1 - Nuclear Fuel.  FPL Group and FPL consolidate the lessor entity in accordance with FIN 46, "Consolidation of Variable Interest Entities", as revised (FIN 46(R)).  See Note 9 - FPL.  The contracts for the supply, conversion, enrichment and fabrication of FPL's nuclear fuel have expiration dates ranging from 2008 through 2016.  Currently, FPL is storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 2006, FPL has paid approximately $562 million in such fees to the DOE's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 1997, a federal court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations.  In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants.  The matter is pending.  In October 2006, a federal court ruled in another utility's case that the 1997 court decision regarding DOE's unavoidable delay defense was not binding on this federal court.  An appeal is pending in that case.  Based on current projections, FPL will lose its ability to store additional spent fuel on site for St. Lucie Unit No. 1 in 2008, St. Lucie Unit No. 2 in 2010, Turkey Point Unit No. 3 in 2010 and Turkey Point Unit No. 4 in 2012.  Degradation in a material used in the spent fuel pools at Turkey Point Units Nos. 3 and 4 could result in implementation of alternative spent fuel storage options sooner than projected. FPL expects to extend the storage capacity of Turkey Point Unit No. 3 to early 2012 by recovering storage cells in the spent fuel pools that are currently damaged or otherwise unusable.  In addition, FPL plans to begin using dry storage casks to store spent fuel at the St. Lucie Units prior to 2009 and at the Turkey Point Units prior to 2012, which would extend their capability to store spent fuel indefinitely.  The cost for the dry storage casks is included in FPL's estimated capital expenditures below.

In 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste repository.  The Yucca Mountain site is the DOE's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste.  In 2002, Congress overrode the Notice of Disapproval through a majority vote of both houses and the President signed the joint resolution of Congress into law.  The State of Nevada has initiated legal actions to attempt to block the project.  In 2004, the U.S. Court of Appeals for the District of Columbia Circuit ruled on a series of challenges to the statutes and regulations established to govern a nuclear waste repository at the Yucca Mountain site.  The court denied all the challenges except for one, regarding an EPA rule governing the time period the public would be protected from hypothetical radiation leaks at the Yucca Mountain repository.  The court's decision will likely result in revisions to the EPA's and NRC's licensing rules for Yucca Mountain and could further delay the licensing process for Yucca Mountain.  In a progress report submitted to Congress, the DOE Office of Civilian Radioactive Waste Management stated that the DOE plans to submit a license application for a permanent disposal facility for spent nuclear fuel to the NRC by June 20, 2008, and indicated that the best achievable schedule would anticipate commencing initial repository operations in 2017.  Although the DOE has stated that it anticipates that its permanent disposal facility will commence operations in 2017, there is considerable doubt within the utility industry that this schedule will be met.

The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years prior to the projected end of plant operation.  FPL's current plans, under the extended operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - FPL.

Capital Expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  FPL's capital expenditures totaled $1.7 billion in 2006 (including AFUDC of approximately $32 million), $1.8 billion in 2005 (including AFUDC of approximately $41 million) and $1.4 billion in 2004 (including AFUDC of approximately $48 million).  Capital expenditures for 2007 through 2011 are estimated as follows:
	2007	2008	2009	2010	2011	Total

	(millions)
Generation: (a)
New (b) (c)	$420	$720	$210	$10	$-	$1,360
Existing	630	600	485	565	425	2,705
Transmission and distribution (d)	885	985	1,105	1,055	1,080	5,110
Nuclear fuel	105	130	140	170	110	655
General and other	145	160	170	205	205	885

Total	$2,185	$2,595	$2,110	$2,005	$1,820	$10,715

____________________
(a)	Includes AFUDC of approximately $37 million, $52 million, $53 million and $6 million in 2007, 2008, 2009 and 2010, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Excludes capital expenditures of approximately $3.4 billion (approximately $310 million in 2008) for the two ultra super critical pulverized coal generating units for the period from early 2008 (expected Siting Board approval) through 2011.

(d)

Includes estimated capital costs associated with FPL's Storm Secure Plan.  These capital costs are subject to change over time based on, among other things, productivity enhancements and prioritization.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Planned Capital Expenditures and Note 16 - Commitments.

Energy Marketing and Trading.  EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess gas, oil and electricity.  EMT also uses derivative instruments, such as swaps, options and forwards to manage the commodity price risk inherent in fuel and electricity sales and purchases.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking, Management's Discussion - Results of Operations - FPL and Energy Marketing and Trading and Market Risk Sensitivity and Note 4.

Environmental.  FPL is subject to environmental laws and regulations and is affected by emerging issues included in the discussion of FPL Group's business (see FPL Group - Environmental).  FPL would generally seek recovery under the environmental clause for compliance costs associated with any new environmental laws and regulations.  While the final requirements for Section 111 of the Clean Air Act for mercury emissions are subject to challenge, it is likely that Scherer Unit No. 4, St. Johns River Power Park Units Nos. 1 and 2 and certain coal-fired units from which FPL purchases power will be required to add additional pollution control equipment or purchase emission allowances in order to achieve compliance with the proposed mercury emission limits.  In addition, while the final CAIR requirements are uncertain, it is possible that the FPL generating facilities in Florida and Georgia may be required to add additional SO2 and NOx controls or purchase emissions allowances to meet the compliance requirements of the final rule.  Furthermore, while the impact of final BART requirements of the Clean Air Visibility Rule are uncertain, it is possible that some of FPL's BART eligible units may be required to add additional emissions controls or switch fuels to meet the BART compliance requirements.  Lastly, the rule under Section 316(b) of the Clean Water Act impacts eight of FPL's generating facilities (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie); however, the final requirements are uncertain.

During 2006, FPL spent approximately $82 million on capital additions to comply with environmental laws and regulations.  FPL's capital expenditures to comply with environmental laws and regulations are estimated to be $347 million for 2007 through 2009, including approximately $106 million in 2007, and are included in estimated capital expenditures set forth in Capital Expenditures above.

Electric and Magnetic Fields.  Since the 1970s, there has been public, scientific and regulatory attention given to the question of whether EMF causes or contributes to adverse health effects.  EMF are present around electrical facilities, including appliances, power lines, and building wiring.

In 1999, the U.S. National Institute of Environmental Health Sciences, at the culmination of a five-year federally supported EMF research effort, concluded that the scientific evidence suggesting that EMF exposures pose any health risk is weak, but cannot be completely discounted.  In 2001, the IARC conducted an evaluation of power frequency EMF and cancer; it classified power frequency magnetic fields as "possibly carcinogenic" based on an association with childhood leukemia reported in some epidemiology studies.  The IARC did not conclude that power frequency EMF cause or contribute to the development of childhood leukemia or any other cancer.  In 2002, the National Institute of Environmental Health Sciences said in a booklet it published on EMF: "For most health outcomes, there is no evidence that EMF exposures have adverse effects.  There is some evidence from epidemiology studies that exposure to power-frequency EMF is associated with an increased risk for childhood leukemia.  This association is difficult to interpret in the absence of reproducible laboratory evidence or a scientific explanation that links magnetic fields with childhood leukemia."

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

Employees.  FPL had approximately 10,400 employees at December 31, 2006.  Approximately 31% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2008.

FPL ENERGY OPERATIONS

General.  FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing competitive energy business.  It is a limited liability company organized under the laws of Delaware.  FPL Energy through its subsidiaries currently owns, develops, constructs, manages and operates domestic electric-generating facilities in wholesale energy markets.  FPL Energy also provides full energy and capacity requirements services to distribution utilities in certain markets and owns a retail electric provider in Texas.

FPL Energy manages or participates in the management of approximately 95% of its projects, which represent approximately 98% of the net generating capacity in which FPL Energy has an ownership interest.  At December 31, 2006, FPL Energy had ownership interests in operating independent power projects with a net generating capability totaling 13,343 mw (see Item 2 - Generating Facilities).  Generation capacity spans various regions and is produced utilizing a variety of fuel sources, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  At December 31, 2006, the percentage of capacity by NERC region or power pool was:
NERC Region/Power Pool	Percentage of Generation Capacity

MRO/RFC/SPP/ERCOT	42%
NEPOOL/NYPP	22%
SERC/PJM	21%
WECC	15%
Fuel sources for these projects were as follows:
Fuel Source	Percentage of Generation Capacity

Natural Gas	49%
Wind	30%
Nuclear	11%
Oil	5%
Hydro	3%
Other	2%

FPL Energy expects its future portfolio capacity growth to come primarily from wind development and from asset acquisitions.  FPL Energy plans to add a total of at least 1,500 mw of new wind generation over the 2007 and 2008 period, including approximately 450 mw which are currently under construction.  In December 2006, FPL Energy entered into an agreement to purchase Point Beach, a two-unit, 1,033 mw nuclear power plant.  The transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the third quarter of 2007.  See Nuclear Operations.

FPL Energy's capital expenditures and investments totaled approximately $1.8 billion, $0.9 billion and $0.4 billion in 2006, 2005 and 2004, respectively.  Capital expenditures for 2007 through 2011 are estimated as follows:
	2007	2008	2009	2010	2011	Total

	(millions)

Wind (a)	$1,565	$1,300	$10	$5	$5	$2,885
Nuclear (b)	1,140	155	120	165	110	1,690
Gas	105	30	15	15	20	185
Other	65	40	5	10	10	130

Total	$2,875	$1,525	$150	$195	$145	$4,890

____________________
(a)	Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTCs for new wind projects is scheduled to expire.
(b)	Includes nuclear fuel for Seabrook and Duane Arnold and, in 2007, the pending acquisition of Point Beach (see Nuclear Operations).

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Planned Capital Expenditures and Note 16 - Commitments.

During 2006, other companies in the electric industry, including FPL, experienced compressor blade failures in certain CTCs made by a single manufacturer.  FPL Energy has 19 of these CTCs in its generating fleet.  FPL Energy is conducting inspections of its rotating compressor blades in its generating fleet and replacing any blade sets found to have cracks.  FPL Energy is also planning to proactively replace a portion of the stationary compressor blades it considers to be at higher risk of failure.  See the discussion at FPL Operations - Fossil Operations.

Regulation.  At December 31, 2006, FPL Energy had ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 96% of FPL Energy's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  FPL Energy's exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  In addition, approximately 4% of FPL Energy's net generating capacity has qualifying facility status under PURPA.  FPL Energy's qualifying facilities generate electricity from wind, solar, fossil fuels or waste-product combustion.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

FPL Energy continues to evaluate regional market redesigns of existing operating rules for the purchase and sale of energy commodities.  During 2006, revised market rules for capacity were approved in the NEPOOL and PJM regions.  California is scheduled to implement a revised market design no earlier than late 2008.  ERCOT is considering adopting a revised market design with potential implementation in 2009.  In the California and ERCOT markets, the final market design is not fully known at this time and FPL Energy is currently unable to determine the effects, if any, on its operations resulting from the implementation of such revised market designs.

Competition.  Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient plants that can sell power in competitive markets.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.  The major markets in which FPL Energy operates have shown signs of continued improvement since 2004, such as improved spark spreads and energy prices in ERCOT and NEPOOL.  The combination of new wind projects, expected increase in contribution from merchant assets and asset acquisitions are expected to be the key drivers in supporting FPL Energy's growth over the next few years.

Portfolio by Category.  FPL Energy's assets can be categorized into the following three groups:  wind, contracted and merchant.

Wind Assets - At December 31, 2006, FPL Energy had ownership interests in wind plants with a combined capacity of approximately 4,016 mw (net ownership), of which approximately 77% have long-term contracts with utilities and power marketers predominantly under fixed-price agreements with expiration dates ranging from 2011 to 2031.  The expected output of the remaining 23% is hedged against changes in commodity prices for at least five years.  FPL Energy operates substantially all of these wind facilities.  Approximately 93% of FPL Energy's net ownership in wind facilities has received exempt wholesale generator status as defined under the Holding Company Act.  The remaining facilities have qualifying facility status under PURPA.  FPL Energy's wind facilities are located in fifteen states, thereby reducing weather-related performance risk on a portfolio basis.  FPL Energy plans to add a total of at least 1,500 mw of new wind generation over the 2007 and 2008 period, including approximately 450 mw which are currently under construction.

Contracted Assets - At December 31, 2006, FPL Energy had 2,469 mw of contracted assets.  The contracted category includes all projects, other than wind, with contracts for substantially all of their output.  Essentially all of these contracted assets were under power sales contracts with utilities, with contract expiration dates ranging from 2008 to 2020 and have firm fuel and transportation agreements with expiration dates ranging from 2007 to 2017.  Approximately 1,776 mw of this capacity is gas-fired generation.  The remaining 693 mw uses a variety of fuels and technologies such as nuclear, waste-to-energy, oil, solar, coal and petroleum coke.  As of December 31, 2006, approximately 91% of FPL Energy's contracted generating capacity is from power plants that have received exempt wholesale generator status under the Holding Company Act, while the remaining 9% has qualifying facility status under PURPA.

Merchant Assets - At December 31, 2006, FPL Energy's portfolio of merchant assets includes 6,858 mw of owned nuclear, natural gas, oil and hydro generation, of which 2,700 mw is located in the ERCOT region, 2,686 mw in the NEPOOL region and 1,472 mw in other regions.  The merchant assets include 898 mw of peak generating facilities.  Merchant assets are plants that do not have long-term power sales agreements to sell their output and therefore require active marketing and hedging.  Approximately 62% of the merchant assets have gas supply agreements or a combination of gas supply and transportation agreements to provide for on-peak gas requirements.  Derivative instruments (primarily swaps, options and forwards) are used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Reducing market risk through these instruments introduces other types of risk however, primarily counterparty and operational risks.  See Energy Marketing and Trading.

Nuclear Operations.  FPL Energy owns undivided interests in and operates two nuclear power plants, Seabrook, a 1,098 mw (net ownership) merchant power plant in New Hampshire, and Duane Arnold, a 424 mw (net ownership) power plant in Iowa which sells substantially all of its output under a long-term contract.  FPL Energy is responsible for all plant operations and the ultimate decommissioning of the plants, the cost of which is shared on a pro-rata basis by the joint owners.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - FPL Energy.  In December 2006, FPL Energy entered into an agreement to purchase another nuclear power plant, Point Beach.  See the discussion of the Point Beach transaction below.

Seabrook completed the second phase of a power uprate in October 2006 which increased FPL Energy's net plant output to 1,098 mw.  In December 2005, FPL Energy obtained NRC approval to extend Seabrook's operating license from 2026 to 2030 to recapture the period of non-operation from 1986 to 1990.  FPL Energy intends to seek approval from the NRC to renew Seabrook's operating license for an additional 20 years.  If granted, this approval would extend the term of the NRC operating license for Seabrook to 2050.  Seabrook is periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  The next refueling outage at Seabrook is scheduled for April 2008.

In 2003, the NRC issued an order requiring all pressurized water reactor licensees, including Seabrook, to perform visual and volumetric inspections of reactor vessel heads at certain scheduled refueling outages to identify if degradation such as cracking or corrosion has occurred.  Seabrook performed 100% visual and volumetric inspections during its fall 2006 refueling outage, and no degradation was identified.  Seabrook will be required to perform visual inspections every third refueling outage and volumetric inspections every fourth refueling outage.

In 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  This issue impacts some pressurizer and reactor vessel penetrations at Seabrook.  In order to meet industry requirements, FPL Energy is planning to repair Seabrook's pressurizer penetrations with alloy 600 weld materials during its April 2008 outage and begin inspections of the reactor vessel alloy 600 penetrations during the fall 2009 outage.  The estimated cost of repairs is included in FPL Energy's estimated capital expenditures set forth in General above.  Based on alloy 600 issues recently identified at another company's nuclear plant, the NRC may mandate that certain nuclear plants, including Seabrook, accelerate repairs to their pressurizer penetrations into 2007.   Accelerated repairs at Seabrook would have an adverse effect on FPL Energy's 2007 results of operations.

In January 2006, FPL Energy completed the acquisition of Duane Arnold from Interstate Power and Light Company (IP&L), a subsidiary of Alliant Energy Corporation.  In October 2006, Duane Arnold completed a power uprate which increased FPL Energy's net plant output to 424 mw.  FPL Energy sells substantially all of its share of the output of Duane Arnold to IP&L under a long-term contract expiring in 2014.  FPL Energy expects to file for a license extension for Duane Arnold in 2009, which, if approved, will enable the plant to continue to operate for an additional 20 years beyond its current license expiration of 2014.  Duane Arnold's most recent scheduled refueling outage began in February 2007, and the next one is expected to begin in January 2009.

FPL Energy's nuclear facilities have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2007 to 2014.  See Note 16 - Contracts.  Currently, Seabrook and Duane Arnold are storing spent fuel on site pending its removal by the DOE.  Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The total cumulative amount of such fees paid to the DOE's nuclear waste fund for Seabrook and Duane Arnold, including amounts paid by all joint owners since the start of the plants' operations, is approximately $234 million, of which FPL Energy has paid approximately $35 million since the date of the plants' acquisition.  FPL Energy through its ownership interest in Seabrook and Duane Arnold is involved in litigation against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from the Seabrook and Duane Arnold facilities.  The matter is pending.  For details on the current status of permanent fuel storage with the DOE, see FPL Operations - Nuclear Operations.  Based on current projections, FPL Energy will lose its ability to store spent fuel as early as 2009 at Seabrook and 2014 at Duane Arnold.  FPL Energy is proceeding with a dry cask storage system at Seabrook which will be placed into commercial operation prior to 2009, the cost of which is included in FPL Energy's estimated capital expenditures set forth in General above.  This would allow for all of Seabrook's spent fuel to be stored on site, including spent fuel storage through its license extension period of 2050, if granted.  Duane Arnold currently is using both a spent fuel pool and a dry cask storage system and is making plans for additional dry cask storage modules to increase on site storage capability beginning in 2009, the estimated cost of which is included in FPL Energy's estimated capital expenditures set forth in General above.

In December 2006, FPL Energy entered into an agreement to purchase Point Beach, a two-unit, 1,033 mw nuclear power plant located in Wisconsin from Wisconsin Electric Power Company (Wisconsin Electric), a subsidiary of Wisconsin Energy Corporation. Under the agreement, FPL Energy will sell the output of Point Beach to Wisconsin Electric under a long-term contract.  The duration of the contract will be, at the option of Wisconsin Electric, either through the current license terms of 2030 for Unit 1 and 2033 for Unit 2 or for a term of 16 or 17 years from the closing date for Units 1 and 2, respectively.  FPL Energy will assume responsibility for decommissioning the plant.  Also, upon closing, FPL Energy will assume management and operation of Point Beach.  The transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the third quarter of 2007.

Energy Marketing and Trading.  PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  PMI procures natural gas and oil for FPL Energy's use in power generation, as well as substantially all of the electricity needs for FPL Energy's retail operations in Texas, which at December 31, 2006 served approximately 1,000 mw of peak load to approximately 185,000 customers.  PMI also sells the output from FPL Energy's plants which has not been sold under long-term contracts and purchases replacement power when needed.  PMI uses derivative instruments, such as swaps, options and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of FPL Energy's power generation assets.  PMI also provides full energy and capacity requirements services to distribution utilities in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.  At December 31, 2006, PMI provided full energy and capacity requirements services totaling approximately 3,500 mw of peak load in the NEPOOL, PJM and ERCOT markets.  The results of PMI's activities are included in FPL Energy's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 4.

Environmental.  FPL Energy is subject to environmental laws and regulations and is affected by emerging issues included in the discussion of FPL Group's business (see FPL Group - Environmental).  While the impact of final BART requirements of the Clean Air Visibility Rule are uncertain, it is possible that two of FPL Energy's BART eligible units located in Maine may be required to add additional emissions controls or switch fuels to meet the BART compliance requirements.  In addition, pursuant to the rule under Section 316(b) of the Clean Water Act, two FPL Energy plants (Seabrook and an oil-fired plant in Maine) will be required to demonstrate that they currently meet, or will meet, the prescribed performance standards for the reduction of impingement and/or entrainment at their cooling water intakes through technology and/or operational measures; however, the final requirements are uncertain.

During 2006, FPL Energy spent approximately $3 million on capital additions to comply with environmental laws and regulations.  FPL Energy's capital additions to comply with environmental laws and regulations are estimated to be $15 million for 2007 through 2009, including approximately $4 million in 2007, and are included in estimated capital expenditures set forth in General above.

Employees.  FPL Energy had approximately 2,760 employees at December 31, 2006.  Subsidiaries of FPL Energy have collective bargaining agreements with the IBEW in Maine and Iowa, the Security Police and Fire Professionals of America (SPFPA) in Iowa and the Utility Workers Union of America (UWUA) in Maine, which expire in February 2008, May 2011, July 2012 and December 2008, respectively.  As of December 31, 2006, the IBEW in Maine and Iowa, the SPFPA and the UWUA represented approximately 3%, 6%, 3% and 7%, respectively, of FPL Energy's employees.

OTHER FPL GROUP OPERATIONS

FPL Group's Corporate and Other segment represents other business activities, primarily FPL FiberNet, that are not separately reportable.  See Note 17.

FPL FiberNet.  FPL FiberNet was formed in 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, internet and other telecommunications companies.  Dark fiber in the Florida metropolitan (metro) market is also sold to third parties.  FPL FiberNet's primary business focus is the Florida metro market.  Metro networks cover Miami, Ft. Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville.  FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates.  At December 31, 2006, FPL FiberNet's network consisted of approximately 2,500 route miles, which interconnect major cities throughout Florida.

In light of recent significant changes in the business climate, FPL FiberNet performed an impairment analysis in the fourth quarter of 2006 and concluded that an impairment charge related to its metro market assets was necessary.  The business climate changes include customer consolidations, migration to a more efficient form of networking technology and lack of future benefits to be achieved through competitive pricing, all of which have a negative impact on the value of FPL FiberNet's metro market assets.  While the metro market business is expected to continue to generate positive cash flows, management's expectation of the rate of future growth in cash flow has been reduced as a result of these business climate changes.  Accordingly, FPL FiberNet recorded an impairment charge of $98 million ($60 million after-tax).

At December 31, 2006, FPL Group's remaining investment in FPL FiberNet totaled approximately $130 million.  FPL FiberNet invested approximately $14 million during 2006 and plans to invest a total of $57 million over the next five years to meet customers' specific requirements and sustain its fiber-optic network.
EXECUTIVE OFFICERS OF FPL GROUP (a)

Name	Age	Position	Effective Date

Paul I. Cutler	47	Treasurer and Assistant Secretary of FPL Group Treasurer and Assistant Secretary of FPL	February 19, 2003 February 18, 2003
F. Mitchell Davidson	44	President of FPL Energy	December 15, 2006
K. Michael Davis	60	Controller and Chief Accounting Officer of FPL Group	May 13, 1991
		Vice President, Accounting, Controller and Chief Accounting
		Officer of FPL	July 1, 1991
Moray P. Dewhurst	51	Vice President, Finance and Chief Financial Officer of FPL Group Senior Vice President, Finance and Chief Financial Officer of FPL	July 17, 2001 July 19, 2001
Robert H. Escoto	53	Vice President, Human Resources of FPL Group Assistant Secretary of FPL Group Senior Vice President, Human Resources of FPL Assistant Secretary of FPL	January 25, 2005 November 9, 2004 February 21, 2005 January 25, 2005
Lewis Hay, III	51	Chief Executive Officer of FPL Group Chairman of the Board of FPL Group Chairman of the Board and Chief Executive Officer of FPL	June 11, 2001 January 1, 2002 January 1, 2002
Robert L. McGrath	53	Vice President, Engineering, Construction & Corporate Services of FPL Group	February 21, 2005
		Senior Vice President, Engineering, Construction & Corporate Services of FPL	February 21, 2005
Armando J. Olivera	57	President of FPL	June 24, 2003
James L. Robo	44	President and Chief Operating Officer of FPL Group	December 15, 2006
Antonio Rodriguez	64	Vice President, Power Generation Division of FPL Group Senior Vice President, Power Generation Division of FPL	January 1, 2007 July 1, 1999
John A. Stall	52	Vice President, Nuclear Division of FPL Group Senior Vice President, Nuclear Division of FPL	January 1, 2007 June 4, 2001
Edward F. Tancer	45	Vice President & General Counsel of FPL Group Assistant Secretary of FPL Group Senior Vice President & General Counsel of FPL Assistant Secretary of FPL	February 21, 2005 January 1, 1997 February 21, 2005 January 1, 1997
____________________
(a)

Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  The business experience of the executive officers is as follows: Mr. Cutler was assistant treasurer of FPL Group from May 1999 to February 2003.  He was assistant treasurer of FPL from May 1997 to February 2003.  Mr. Cutler has served as assistant secretary of FPL Group and FPL since December 1997.  Mr. Davidson was senior vice president of business management of FPL Energy from March 2005 to December 2006.  He was vice president of business management of FPL Energy from June 2004 to March 2005.  From March 2001 to September 2003, Mr. Davidson was senior vice president, energy management of Duke Energy North America (Duke) where his primary responsibility was for the overall direction, profitability, growth and risk mitigation for Duke's trading business.  Mr. Escoto was vice president, human resources of FPL from March 2004 to February 2005.  Mr. Escoto has served as vice president, human resources of FPL Energy since April 2002.  Prior to that, Mr. Escoto was director of human resources of FPL.  Mr. Hay was president of FPL Group from June 2001 to December 2006.  Mr. McGrath was senior vice president, engineering and construction of FPL from November 2002 to February 2005 and treasurer of FPL Group and FPL from January 2000 to November 2002.  He was also vice president, finance and chief financial officer of FPL Energy from June 2000 to November 2002.  Mr. Olivera was senior vice president, power systems of FPL from July 1999 to June 2003.  Mr. Robo was president of FPL Energy from July 2002 to December 2006.  He was also vice president, corporate development and strategy of FPL Group from March 2002 to December 2006.  Prior to March 2002, Mr. Robo was president and chief executive officer of GE Capital TIP, a company that provides trailer and storage equipment services, and GE Capital Modular Space, a supplier of mobile and modular buildings.  Mr. Tancer was associate general counsel of FPL Group from April 2003 to February 2005.  He was also vice president and general counsel of FPL Energy from February 2001 to February 2005.

Item 1A.  Risk Factors

Risks Relating to FPL Group's and FPL's Business

FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including initiatives regarding deregulation and restructuring of the energy industry and environmental matters.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

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

  FPL Group and FPL are subject to extensive federal, state and local environmental statutes as well as the effect of changes in or additions to applicable statutes, rules and regulations relating to air quality, water quality, climate change, waste management, wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

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

The operation and maintenance of power generation facilities, including nuclear facilities, involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

  The operation and maintenance of power generation facilities involve many risks, including, but not limited to, start up risks, breakdown or failure of equipment, transmission lines or pipelines, the inability to properly manage or mitigate known equipment defects throughout our generation fleets unless and until such defects are remediated, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses, including, but not limited to, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power.  In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including, but not limited to, the ability to store and/or dispose of spent nuclear fuel, the potential payment of significant retrospective insurance premiums, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an operating facility of FPL Energy may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

  FPL Group and FPL use derivative instruments, such as swaps, options and forwards to manage their commodity and financial market risks.  FPL Group provides full energy and capacity requirements services and engages in trading activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.  In addition, FPL's use of such instruments could be subject to prudency challenges and if found imprudent, cost recovery could be disallowed by the FPSC.

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

FPL Group's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

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

Customer growth in FPL's service area affects FPL Group's and FPL's results of operations.

  FPL Group's and FPL's results of operations are affected by the growth in customer accounts in FPL's service area.  Customer growth can be affected by population growth as well as economic factors in Florida, including job and income growth, housing starts and new home prices.  Customer growth directly influences the demand for electricity and the need for additional power generation and power delivery facilities at FPL.

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

The risks described herein are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2006, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 13%, 38% and 5%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities.  At December 31, 2006, FPL Group had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	792
Cutler	Miami, FL	2	Gas	204
Manatee	Parrish, FL	2	Oil/Gas	1,638
Martin	Indiantown, FL	2	Oil/Gas	1,678
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,219
Riviera	Riviera Beach, FL	2	Oil/Gas	565
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	250	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	646	(d)
Turkey Point	Florida City, FL	2	Oil/Gas	788

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,440
Lauderdale	Dania, FL	2	Gas/Oil	872
Manatee	Parrish, FL	1	Gas	1,104
Martin	Indiantown, FL	1	Gas/Oil	1,104
Martin	Indiantown, FL	2	Gas	956
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,906

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	1	Gas/Oil	324

Gas turbines/diesels
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Turkey Point	Florida City, FL	5	Oil	12

TOTAL				20,981	(e)

____________________
(a)		Represents FPL's net ownership interest in plant capacity.
(b)		Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)		Represents FPL's 20% ownership interest in each of St. Johns River Power Park Units Nos. 1 and 2, which are jointly owned with JEA.
(d)		Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(e)		Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

FPL Energy Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)

Wind
Cabazon	Riverside County, CA	53	Wind	40
Callahan Divide (b)	Taylor County, TX	76	Wind	114
Cerro Gordo (b)	Cerro Gordo County, IA	55	Wind	41
Delaware Mountain	Culberson County, TX	39	Wind	30
Diablo Wind	Alameda County, CA	31	Wind	21
Gray County	Gray County, KS	170	Wind	112
Green Mountain	Somerset County, PA	8	Wind	10
Green Power	Riverside County, CA	22	Wind	17
Green Ridge Power	Alameda & Contra Costa Counties, CA	1,463	Wind	80
Hancock County (b)	Hancock County, IA	148	Wind	98
High Winds (b)	Solano County, CA	90	Wind	162
Horse Hollow Wind (b)	Taylor County, TX	142	Wind	213
Horse Hollow Wind II (b)	Taylor & Nolan Counties, TX	130	Wind	299
Horse Hollow Wind III (b)	Nolan County, TX	149	Wind	224
Indian Mesa	Upton County, TX	125	Wind	83
King Mountain	Upton County, TX	215	Wind	281
Lake Benton II (b)	Pipestone County, MN	138	Wind	104
Meyersdale (b)	Somerset County, PA	20	Wind	30
Mill Run	Fayette County, PA	10	Wind	15
Montfort (b)	Iowa County, WI	20	Wind	30
Mountaineer (b)	Preston & Tucker Counties, WV	44	Wind	66
Mower County Wind	Mower County, MN	43	Wind	99
New Mexico (b)	Quay & Debaca Counties, NM	136	Wind	204
North Dakota (b)	LaMoure County, ND	41	Wind	62
Oklahoma / Sooner (b)	Harper & Woodward Counties, OK	68	Wind	102
Oliver County Wind	Oliver County, ND	22	Wind	51
Red Canyon Wind Energy (b)	Borden, Garza & Scurry Counties, TX	56	Wind	84
Sky River	Kern County, CA	342	Wind	77
Somerset Wind Power	Somerset County, PA	6	Wind	9
South Dakota (b)	Hyde County, SD	27	Wind	41
Southwest Mesa (b)	Upton & Crockett Counties, TX	107	Wind	75
Stateline (b)	Umatilla County, OR and Walla Walla County, WA	454	Wind	300
Vansycle (b)	Umatilla County, OR	38	Wind	25
Victory Garden	Kern County, CA	96	Wind	22
Waymart (b)	Wayne County, PA	43	Wind	65
Weatherford Wind (b)	Custer County, OK	98	Wind	147
Wilton Wind (b)	Burleigh County, ND	33	Wind	49
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	279	Wind	14
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	300	Wind	15
Windpower Partners 1994	Culberson County, TX	110	Wind	40
Woodward Mountain	Upton & Pecos Counties, TX	242	Wind	160
Wyoming (b)	Uinta County, WY	80	Wind	144
Windpower Partners 1993	Riverside County, CA	115	Wind	41
Windpower Partners 1993	Lincoln County, MN	73	Wind	26
Investments in joint ventures	Various	969	(c)	94

Total Wind				4,016

Contracted
Bayswater (b)	Far Rockaway, NY	2	Gas	56
Calhoun (b)	Eastaboga, AL	4	Gas	668
Doswell (b)	Ashland, VA	6	Gas/Oil	708
Duane Arnold	Cedar Rapids, IA	1	Nuclear	424	(d)
Jamaica Bay (b)	Far Rockaway, NY	2	Oil/Gas	54
Port of Stockton	Stockton, CA	1	Coal/Petroleum Coke	44
Investments in joint ventures	Various	18	(e)	515

Total Contracted				2,469

Merchant
Blythe Energy	Blythe, CA	3	Gas	507
Doswell - Expansion (b)	Ashland, VA	1	Gas/Oil	171
Forney	Forney, TX	8	Gas	1,700
Lamar Power Partners	Paris, TX	6	Gas	1,000
Maine	Various - ME	6	Oil	677	(f)
Maine	Various - ME	83	Hydro	361
Marcus Hook 50	Marcus Hook, PA	1	Gas	50
Marcus Hook 750 (b)	Marcus Hook, PA	4	Gas	744
RISEP (b)	Johnston, RI	3	Gas	550
Seabrook	Seabrook, NH	1	Nuclear	1,098	(g)

Total Merchant				6,858

TOTAL				13,343

_____________________
(a)	Represents FPL Energy's net ownership interest in plant capacity.
(b)	These consolidated generating facilities are encumbered by liens against their assets securing various financings.
(c)	Represents plants with no more than 50% ownership using wind technology.
(d)	Excludes Central Iowa Power Cooperative and Cornbelt Power Cooperative's combined share of 30%.
(e)	Represents plants with no more than 50% ownership using fuels and technologies such as gas, waste-to-energy, solar and coal.
(f)	Excludes nine other energy-related partners' combined share of 34.9%.
(g)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  At December 31, 2006, FPL owned and operated the following electric transmission and distribution lines:
Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,106	(a)	-
230	kv	2,904		25
138	kv	1,608		50
115	kv	750		-
69	kv	164		14
Less than 69 kv		41,619		24,679

Total		48,151		24,768

____________________
(a)				Includes approximately 75 miles owned jointly with JEA.

In addition, at December 31, 2006, FPL owned and operated 558 substations, one of which is jointly owned.  See Note 8.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL Group's principal properties are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  The majority of FPL Energy's generating facilities are held in fee and a number of those facilities are encumbered by liens against their assets securing various financings.  Additionally, some of FPL Energy's wind turbines are located on land leased from owners of private property.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

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

In August 2001, FMPA filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  In 1993, FPL filed a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA: (i) FMPA's request for transmission credits related to the costs of its transmission facilities (the crediting issue), (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service (the behind-the-meter issue), and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue (the rate base issue).  The FERC and the DC Circuit have rejected FMPA's claim for transmission credits, which would have reduced FMPA's payment obligation to FPL for network integration transmission service.

With regard to the behind-the-meter issue, the FERC rejected FMPA's argument that its obligation to pay for network integration transmission service should be reduced to the extent that FPL allegedly cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  In December 2005, the FERC issued an order on remand finding that load ratio share pricing is appropriate notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC, which the FERC denied in July 2006.  FMPA submitted a petition for review of the FERC's December 2005 and July 2006 orders at the DC Circuit.  A briefing schedule has not yet been established in that proceeding.

With regard to the rate base issue, in May 2004 FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to that filing, FPL's current network transmission rate would have been reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, arguing that FPL's current network transmission rate should be reduced by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, which would reduce FPL's current rate by $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $22 million at December 31, 2006.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The potential refund obligation to Seminole based on FMPA's position is approximately $9 million at December 31, 2006.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  FPL filed a rehearing request in January 2006, which the FERC denied in July 2006.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing additional transmission facilities from rates, which resulted in a refund liability of approximately $4 million to FMPA and approximately $1 million to Seminole at December 31, 2006.  FMPA has protested FPL's filing, claiming again that FPL's rates should be reduced by an additional $0.20 per kw per month.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been reset for trial in March 2008.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.  The appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.  The appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL power plants in southeast Florida.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The U.S. District Court remanded the action back to the state court.  The drug manufacturing and distribution companies have moved to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until requested by the plaintiffs.

In December 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the Orlando Utilities Commission, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Roig lawsuit described above.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  The state court subsequently dismissed the drug manufacturing and distribution companies from the action.  Plaintiffs' appeal of that order is pending before the Florida Fifth District Court of Appeal.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until requested by the plaintiffs.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  At the end of 2005, TXU amended its complaint to add FPL Group, FPL Energy, FPL Group Capital and ESI Energy, LLC (ESI Energy), as defendants.  Motions to dismiss those entities as defendants were filed, and FPL Group, FPL Group Capital and ESI Energy have been dismissed.  The case is in discovery and has been reset for trial in April 2007.

During 2006, a U.S. court judgment in favor of Karaha Bodas Company, LLC (KBC) totaling approximately $320 million, including interest, became final.  FPL Energy owns an equity interest in KBC.  The judgment related to proceedings initiated by KBC against PT Pertamina, Indonesia's state-owned oil/energy company to recover KBC's investment in a power generation project suspended indefinitely by the Indonesian government in 1998 and for lost profits.  A portion of the final judgment, or approximately $290 million, was received by KBC in 2006, of which approximately $7 million was distributed to FPL Energy in May 2006 and approximately $90 million, FPL Energy's portion of the remaining funds, was distributed to FPL Energy in mid-February 2007.  FPL Group recorded a $97 million pretax gain in equity in earnings of equity method investees in 2006 relating to the judgment.  Also, during 2004, judgment funds of approximately $30 million were received by KBC, of which approximately $7 million was distributed to FPL Energy.

In September 2006, PT Pertamina filed an action against KBC in the Grand Court of the Cayman Islands for fraud and for an injunction prohibiting KBC from disposing of, dealing with or diminishing the value of any of KBC's assets up to the value of PT Pertamina's funds KBC received as a result of the court judgment (approximately $320 million) pending resolution of the fraud claim.  FPL Energy's portion of the damages being sought is approximately $145 million.  KBC sought and in December 2006 received from the U.S. District Court for the Southern District of New York an anti-suit injunction against the plaintiff, prohibiting the plaintiff from pursuing the fraud action, or any similar action, and the request for injunctive relief in the Cayman court or any other court worldwide.  The plaintiff's appeal of that order to the U.S. Court of Appeals for the Second Circuit is pending.  In January 2007, the district court granted plaintiff's motion for stay pending appeal prohibiting the judgment funds from being distributed to KBC's owners, and in mid-February 2007, the U.S. Court of Appeals for the Second Circuit lifted the stay and the judgment funds of approximately $265 million were distributed.

In addition to those legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.

In the event that FPL Group and FPL, or their affiliates, do not prevail in these lawsuits, there may be a material adverse effect on their financial statements.  However, FPL Group and FPL believe that they, or their affiliates, have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Legal Proceedings and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of FPL Group's shareholders was held on December 15, 2006.  Of the 404,915,470 shares of common stock outstanding on the record date of October 25, 2006, a total of 347,815,519 shares (or 85.9% of the outstanding shares) were represented in person or by proxy.

The following directors were elected effective December 15, 2006:
	For	Withheld

Sherry S. Barrat	342,489,549	5,325,970
Robert M. Beall, II	341,620,508	6,195,011
J. Hyatt Brown	290,711,809	57,103,710
James L. Camaren	342,601,389	5,214,130
J. Brian Ferguson	342,482,604	5,332,915
Lewis Hay, III	340,759,425	7,056,094
Rudy E. Schupp	342,625,649	5,189,870
Michael H. Thaman	342,505,153	5,310,366
Hansel E. Tookes, II	342,437,527	5,377,992
Paul R. Tregurtha	340,822,923	6,992,596

The vote ratifying the appointment of Deloitte & Touche LLP as FPL Group's independent registered public accounting firm was 342,961,240 for, 1,830,348 against and 3,023,931 abstaining.

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by FPL Group.  FPL Group's common stock is traded on the New York Stock Exchange.  The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

	2006		2005

Quarter	High	Low	High	Low

First	$43.42	$38.85	$41.38	$35.90
Second	$41.97	$37.81	$42.72	$39.16
Third	$45.87	$40.59	$48.11	$40.30
Fourth	$55.57	$44.97	$48.05	$40.75

Approximate Number of Shareholders.  As of the close of business on January 31, 2007, there were 30,981 holders of record of FPL Group's common stock.

Dividends.  Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts per share:

Quarter	2006	2005

First	$0.375	$0.355
Second	$0.375	$0.355
Third	$0.375	$0.355
Fourth	$0.375	$0.355

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors.  The board of directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant.  The ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group.  In February 2007, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.375 to $0.41 per share.  See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 12 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.

Issuer Purchases of Equity Securities.  The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

10/1/06 - 10/31/06	5,747	$46.96	-	20,000,000
11/1/06 - 11/30/06	19,223	$53.14	-	20,000,000
12/1/06 - 12/31/06	2,421	$54.82	-	20,000,000

Total	27,391		-

____________________
(a)		Shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.
(b)

In February 2005, FPL Group's board of directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by FPL Group's board of directors in December 2005.

Item 6. Selected Financial Data
	Years Ended December 31,

	2006		2005(a)		2004(a)		2003(a)		2002(a)

SELECTED DATA OF FPL GROUP (millions, except per share amounts):
Operating revenues	$15,710		$11,846		$10,522		$9,630		$8,173
Income before cumulative effect of changes in accounting principles	$1,281	(b)	$901	(c)	$896	(d)	$906	(c)	$701	(e)
Cumulative effect of adopting FAS 142, net of income taxes of $143	$-		$-		$-		$-		$(222)
Cumulative effect of adopting FIN 46, net of income taxes of $2	$-		$-		$-		$(3)		$-
Net income	$1,281	(b)	$901	(c)	$896	(d)	$903	(f)	$479	(g)
Earnings per share of common stock - basic:
Earnings per share before cumulative effect of changes in
accounting principles	$3.25	(b)	$2.37	(c)	$2.50	(d)	$2.55	(c)	$2.02	(e)
Cumulative effect of changes in accounting principles	$-		$-		$-		$(0.01)		$(0.64)
Earnings per share	$3.25	(b)	$2.37	(c)	$2.50	(d)	$2.54	(f)	$1.38	(g)
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of changes in
accounting principles	$3.23	(b)	$2.34	(c)	$2.48	(d)	$2.54	(c)	$2.02	(e)
Cumulative effect of changes in accounting principles	$-		$-		$-		$(0.01)		$(0.64)
Earnings per share	$3.23	(b)	$2.34	(c)	$2.48	(d)	$2.53	(f)	$1.38	(g)
Dividends paid per share of common stock	$1.50		$1.42		$1.30		$1.20		$1.16
Total assets (h)	$35,991		$32,990		$28,324		$26,955		$23,184
Long-term debt, excluding current maturities (h)	$9,591		$8,039		$8,027		$8,723		$5,790
Obligations of FPL under capital lease, excluding current maturities (h)	$-		$-		$-		$-		$140

SELECTED DATA OF FPL (millions):
Operating revenues	$11,988		$9,528		$8,734		$8,293		$7,378
Net income available to FPL Group	$802		$748		$749		$733		$717
Total assets (h)	$23,073		$22,726		$19,114		$17,817		$16,032
Long-term debt, excluding current maturities (h)	$4,214		$3,271		$2,813		$3,074		$2,364
Energy sales (kwh)	107,513		105,648		103,635		103,202		98,605
Energy sales:
Residential	50.8%		51.4%		50.7%		51.8%		51.6%
Commercial	41.4		41.1		40.6		40.1		40.6
Industrial	3.8		3.7		3.8		3.9		4.1
Interchange power sales	2.1		2.0		2.9		2.3		1.8
Other (i)	1.9		1.8		2.0		1.9		1.9

Total	100.0%		100.0%		100.0%		100.0%		100.0%

Approximate 60-minute peak load (mw): (j)
Summer season	21,819		22,361		20,545		19,668		19,219
Winter season	17,260		19,683		18,108		15,989		20,190
Average number of customer accounts (thousands):
Residential	3,906		3,828		3,745		3,653		3,566
Commercial	479		470		458		445		435
Industrial	21		20		19		17		16
Other	4		4		3		2		3

Total	4,410		4,322		4,225		4,117		4,020

Average price billed to customers (cents per kwh)	11.14		8.88		8.36		7.95		7.32
____________________
(a)	Amounts have been adjusted to reflect the retrospective application of a FASB Staff Position related to planned major maintenance activities. See Note 1 - Major Maintenance Costs.
(b)	Includes merger-related expenses, net unrealized mark-to-market gains associated with non-qualifying hedges, impairment charges and an Indonesian project gain.
(c)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges.
(d)	Includes impairment and restructuring charges and net unrealized mark-to-market losses associated with non-qualifying hedges.
(e)

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

(h)	Reflects the adoption of FIN 46 in July 2003.
(i)	Includes the net change in unbilled sales.
(j)	Winter season includes November and December of the current year and January to March of the following year (for 2006, through February 26, 2007).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Overview

FPL Group is one of the nation's largest providers of electricity-related services.  Its principal subsidiary, FPL, serves more than 8.5 million people throughout most of the east and lower west coasts of Florida.  FPL Energy, FPL Group's competitive energy subsidiary, produces electricity primarily utilizing natural gas, wind and nuclear resources.  Together, FPL's and FPL Energy's generating assets represented approximately 34,300 mw of capacity at December 31, 2006.  FPL FiberNet provides fiber-optic services to FPL, telecommunications companies and other customers throughout Florida.

FPL obtains its operating revenues primarily from the retail sale of electricity.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009.  See Note 1 - Revenues and Rates.  Over the last ten years, FPL's average annual customer growth has been 2.2% while usage growth per customer has been 0.7%.  FPL is meeting the increased electricity demands of its customers by adding to its generation capacity and electric transmission and distribution infrastructure.  FPL is currently constructing Turkey Point Unit No. 5, a 1,144 mw natural gas-fired combined-cycle plant, which is expected to be in service in the second quarter of 2007, for a total investment of approximately $580 million.   FPL's expects to build two approximately 1,220 mw natural gas-fired combined-cycle units in western Palm Beach County, Florida with planned in-service dates of 2009 and 2010 at an expected cost of approximately $1.3 billion.  In addition, FPL filed a need application with the FPSC in 2007 to build two ultra super critical pulverized coal generating units totaling approximately 1,960 mw in Glades County, Florida with planned in-service dates of 2013 and 2014 at an expected cost of approximately $5.7 billion.  FPL is in the process of evaluating the economics, risks and advisability, among other things, of potentially building a new nuclear power plant in its service area.  FPL's business strategy is to continue meeting the increased demands of customers in a safe, reliable, cost-effective manner while focusing on operating performance.

FPL's O&M expenses again increased in 2006 reflecting higher transmission and distribution costs and the cost of FPL's Storm Secure Plan, as well as higher nuclear, customer service and employee medical costs.  In addition, in 2006 the FPSC applied a different standard for recovery of 2005 storm costs than was used for the 2004 storm costs and, accordingly, FPL expensed approximately $27 million, after-tax and net of interest, of disallowed 2005 storm costs.  Management expects O&M expenses in 2007 to continue trending upward reflecting as much as a $30 million increase in Storm Secure Plan costs, higher fossil generation costs reflecting the placement of Turkey Point Unit No. 5 into service, and higher employee benefit, customer service and insurance costs.

FPL Energy is in the competitive energy business with the majority of its operating revenues derived from wholesale electricity sales.  Its business strategy is to maximize the value of its current portfolio, expand its U.S. market-leading wind position and build its portfolio through asset acquisitions.  FPL Energy's market is diversified by region as well as by fuel source.  FPL Energy sells a large percentage of its expected capacity to hedge against price volatility.  If FPL Energy's plants do not perform as expected, this high degree of hedging could result in FPL Energy being required to purchase power at potentially higher market prices to meet its contractual obligations.  FPL Energy's energy marketing and trading business is focused on reducing commodity price risk and extracting maximum value from its assets.  FPL Energy, through its subsidiaries, is one of the largest producers of wind energy in the world, and with the extension of the production tax credit program through December 2008, plans to continue expanding its wind portfolio in 2007 and 2008 through construction of new facilities and selective acquisitions.

FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges.  FPL Group uses derivative instruments to reduce its commodity price and interest rate risk.

FPL Group's management uses earnings excluding certain items (adjusted earnings), which in 2006 were the unrealized mark-to-market effect of non-qualifying hedges and merger-related expenses, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL Group and FPL adopted a FASB Staff Position (FSP) related to planned major maintenance activities (Major Maintenance FSP) effective December 31, 2006.  The Major Maintenance FSP eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities.  This FSP requires retrospective application and, accordingly, all prior period reported results of FPL Group and FPL Energy have been adjusted to reflect this change.  FPL will continue to apply the accrue-in-advance method in accordance with regulatory treatment and, accordingly, this change resulted in the reclassification of its accrued major maintenance costs to a regulatory liability.  See Note 1 - Major Maintenance Costs.
Results of Operations

Summary - Presented below is a summary of net income by reportable segment (see Note 17):

	Years Ended December 31,

	2006	2005	2004

	(millions)

FPL	$802	$748	$749
FPL Energy	610	203	181
Corporate and Other	(131)	(50)	(34)

FPL Group Consolidated	$1,281	$901	$896

FPL's 2006 improved results reflect lower depreciation and amortization expense and customer growth partly offset by the expensing of disallowed 2005 storm costs and higher O&M expenses.  FPL's results for 2005 reflect strong customer growth and higher average electricity usage per retail customer despite the impact of increased hurricane activity, which were more than offset by higher O&M expenses, depreciation and amortization expense and interest charges.

FPL Energy's 2006 results reflect an approximately $97 million gain ($63 million after-tax) resulting from a court judgment relating to an Indonesian project that was suspended in 1998, additional earnings from new investments and improved results from the existing portfolio.  FPL Energy's 2005 results improved primarily due to improved market conditions and the favorable effects of contract restructuring activities and asset sales, as well as project additions partially offset by higher interest expense.  In addition, FPL Group's and FPL Energy's net income for 2006 reflect net unrealized after-tax gains from non-qualifying hedges of $92 million while 2005 and 2004 net income reflect net unrealized after-tax losses from non-qualifying hedges of $112 million and $3 million, respectively.  While the unrealized marked-to-market gains and losses on non-qualifying hedge activity may be significant in any given period, the cumulative impact on FPL Group's balance sheet at December 31, 2006 was not material.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.

Results for Corporate and Other in 2006 reflect a $98 million ($60 million after-tax) impairment charge related to FPL FiberNet's metro market assets as a result of significant changes in the business climate in which FPL FiberNet operates.  In addition, Corporate and Other's 2006 results reflect approximately $14 million of after-tax merger costs associated with the proposed merger between FPL Group and Constellation Energy, which was terminated in October 2006.  See Note 2 for information about the terminated merger, Note 5 - Corporate and Other for FPL FiberNet impairment charge and Note 17 for segment information.

FPL Group's effective tax rate for all periods presented reflects PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective tax rate depending on the amount of pretax income and wind generation.  See Note 1 - Income Taxes and Note 6.

FPL - FPL's net income available to FPL Group for 2006, 2005 and 2004 was $802 million, $748 million and $749 million, respectively.  During 2006, FPL's net income benefited from lower depreciation and amortization expense, continued customer growth and certain federal income tax deductions and credits.  These factors were partially offset by higher O&M and property tax expenses, the disallowance of certain storm costs and a slight decline in customer usage.  During 2005, FPL's net income benefited from strong customer growth and increased customer usage due to overall improved weather conditions.  However, the impact of increased hurricane activity, higher depreciation and amortization expense and increased O&M and interest expenses more than offset these benefits.

In the second quarter of 2006, when considering FPL's petition to recover 2005 storm costs, the FPSC applied a different standard for recovery of 2005 costs than was used for recovery of the 2004 storm costs.  This resulted in certain adjustments and disallowances of storm costs that FPL sought to recover, which reduced FPL Group's and FPL's 2006 net income by approximately $27 million.

In 2005, the FPSC approved the 2005 rate agreement regarding FPL's retail base rates signed by FPL and all of the interveners in its 2005 rate case filing.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005.

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Siting Act that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates will increase approximately $127 million on an annualized basis when Turkey Point Unit No. 5 is placed in service, which is expected to occur in the second quarter of 2007.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap is adjusted each year.  For the years ended December 31, 2006, 2005 and 2004, revenues from retail base operations did not exceed the thresholds for those years.  See Note 1 - Revenues and Rates for information on the calculation of the threshold and cap and for information on FPL's regulatory ROE.

The 2005 rate agreement, among other things, requires FPL to use electric property depreciation rates based upon comprehensive depreciation studies filed with the FPSC in March 2005 and permits FPL to continue to reduce annual depreciation by up to $125 million, which FPL has been doing since 2002.  The 2005 rate agreement suspended contributions of approximately $79 million per year to the nuclear decommissioning fund beginning in September 2005.  The 2005 rate agreement also suspended, beginning in 2006, contributions of $20.3 million per year to the storm and property insurance reserve but allows FPL to recover prudently incurred storm restoration costs, either through securitization pursuant to a state financing statute or surcharges.

FPL's operating revenues consisted of the following:
	Years Ended December 31,

	2006	2005	2004

	(millions)

Retail base	$3,657	$3,658	$3,548
Fuel cost recovery	6,573	4,283	3,877
Other cost recovery clauses and pass-through costs	1,588	1,368	1,122
Other, primarily gas, transmission and wholesale sales and customer-related fees	170	219	187

Total	$11,988	$9,528	$8,734

For the year ended December 31, 2006, an increase in the average number of customers of 2.0% increased retail base revenues by approximately $74 million.  During this period, usage per retail customer decreased 0.4% primarily due to warmer weather experienced in 2005 and the elasticity effect on customers of higher electricity prices in 2006 reflecting the increase in FPL's retail fuel clause recovery factor as discussed below.  This decrease in usage per retail customer was partly offset by the absence of hurricane activity in 2006 compared to the 2005 activity that caused customer service interruptions throughout FPL's service territory.  This usage decrease, as well as other factors, decreased retail base revenues by approximately $23 million.  In addition, under the 2005 rate agreement, FPL was authorized by the FPSC to collect, through a separate charge on a customer bill, the portion (approximately 1.5%) of gross receipts taxes that was previously embedded in base rates.  This resulted in an approximately $52 million reduction in retail base revenues with a corresponding increase in revenues from other cost recovery clauses and pass-through costs.

For the year ended December 31, 2005, a 2.3% increase in the average number of customer accounts increased revenue from retail base operations by approximately $82 million while the balance of the increase, or $28 million, was primarily due to a 0.5% increase in usage per retail customer.  The majority of the growth in usage was due to the effects of overall improved weather conditions which was partially offset by increased hurricane activity in 2005 that caused customer service interruptions throughout FPL's service territory.  The 2005 and 2004 hurricanes resulted in lost revenues of approximately $52 million and $38 million, respectively.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm cost recoveries, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense, as well as by changes in energy sales.  Fluctuations in other cost recovery clauses and pass-through costs revenues are primarily driven by changes in capacity charges, franchise fee costs and storm reserve deficiency amortization, and the impact of changes in O&M and depreciation expense on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the consolidated statements of income.

Ordinarily, the fuel charge is set annually based on estimated fuel costs and estimated customer usage, plus or minus a true-up for prior period estimates.  FPL utilizes an FPSC approved risk management fuel procurement program, which is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The results of the program are reviewed by the FPSC as part of the annual review of fuel costs.  In response to higher fuel prices, in January 2006 and January 2005 the retail fuel clause recovery factor was increased approximately 46% and 7%, respectively.  This was the primary contributor to the increase in fuel cost recovery revenues in 2006 and 2005.  The retail fuel clause recovery factor for 2007 was reduced approximately 7.2% in January 2007 primarily in response to expected fuel price changes.  This factor will decline again by another 2.3% during the second quarter of 2007 when Turkey Point Unit No. 5 is placed in service, although a typical 1,000 kwh residential bill will remain the same because the previously discussed base rate increase for this unit will offset the fuel clause recovery factor decline.  In February 2005, FPL began recovering the 2004 storm restoration cost deficiency from retail customers.  These revenues are included in other cost recovery clauses and pass-through costs.  For the years ended December 31, 2006 and 2005, the amount billed to customers related to these storm restoration cost recoveries amounted to approximately $151 million and $155 million, respectively, and the corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the consolidated statements of income.  For further discussion, see Note 1 - Storm Reserve Deficiency.

The decrease in other revenues in 2006 is primarily due to the transfer, effective January 1, 2006, of FPL's retail gas contracts to a subsidiary of FPL Group Capital, which also reduced FPL's fuel expense by approximately $64 million for the year ended December 31, 2006.  The increase in other revenues in 2005 was primarily due to higher retail gas revenues.
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,

	2006	2005	2004

	(millions)

Fuel and energy charges during the period	$5,662	$5,213	$3,742
Recovery of costs incurred in a prior period	743	140	345
Net over (under) recovery of costs during the period	194	(1,027)	(188)
Other, primarily capacity charges net of any capacity deferral	517	584	568

Total	$7,116	$4,910	$4,467

Effective January 2006, FPL's fuel clause recovery factor was increased in response to higher expected fuel prices in 2006, as well as the recovery of a portion of underrecovered fuel costs from 2005.  The increase in the fuel factor was the primary contributor to the $935 million decrease in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's consolidated balance sheets at December 31, 2006, and positively affected FPL Group's and FPL's cash flows from operations for the year ended December 31, 2006.  The increase in fuel and energy charges in 2006 reflects higher fuel and energy prices of approximately $415 million and approximately $98 million attributable to higher energy sales partly offset by approximately $64 million related to the transfer of FPL's retail gas business.  The increase in fuel and energy charges in 2005 reflects higher fuel energy prices of approximately $1,352 million, approximately $98 million attributable to higher energy sales and $21 million related to higher retail gas costs.  The recovery of costs incurred in a prior period represents the collection of underrecovered fuel costs the FPSC permitted FPL to start collecting at the beginning of the year.  The net overrecovery (underrecovery) of costs during the period represents fuel clause collections from customers which were higher (lower) than fuel and energy costs incurred.

FPL's O&M expenses increased approximately $67 million in 2006 primarily due to higher transmission and distribution costs and costs associated with FPL's Storm Secure Plan totaling approximately $39 million, higher nuclear costs of approximately $38 million, excluding the sleeving and reactor vessel head amortization cost reductions discussed below, and higher employee benefit costs, primarily medical, of approximately $10 million.  In addition, customer service costs increased approximately $19 million reflecting additional staffing needs and higher uncollectible accounts as a result of higher customer bills.  These factors were partially offset by the suspension in 2006 of approximately $20 million of contributions to the storm and property insurance reserve in accordance with the 2005 rate agreement.  The increase in nuclear costs were substantially offset by a partial reversal in 2006 of sleeving costs recorded in 2005 that FPL expected to spend, but did not, during the spring 2006 outage of the St. Lucie Unit No. 2 nuclear plant in order to comply with the NRC regulations concerning tube plugging in the unit's two steam generators and by lower reactor vessel head amortization costs.  The reactor vessel head inspection costs reflect the amortization over a five-year period that began in 2002, as authorized by the FPSC, of the estimated cost of performing inspections for cracks and corrosion and making any necessary repair to the reactor vessel heads at all four of FPL's nuclear facilities until replacement.  No cracking was detected and no repairs were needed to the reactor vessel head during the spring 2006 outage at St. Lucie Unit No. 2.  The reactor vessel heads at FPL's three other nuclear units were replaced in 2004 and 2005.  FPL intends to replace the reactor vessel head and the steam generators at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M in 2007 to continue trending upward reflecting as much as a $30 million increase in Storm Secure Plan costs, higher fossil generation costs reflecting the placement of Turkey Point Unit No. 5 into service, and higher employee benefit, customer service and insurance costs.

FPL's O&M expenses increased approximately $79 million in 2005 primarily due to higher employee benefit expenses of approximately $28 million, higher nuclear maintenance costs of approximately $19 million and higher fossil generation costs of approximately $18 million, as well as the absence of a $21 million settlement related to shareholder litigation which reduced O&M expenses in 2004.  In addition, part of the O&M expense increase relates to approximately $17 million of expenses associated with increased nuclear security costs which are recovered through the capacity clause.  The overall increase in O&M expenses was partially offset by a reversal of a prior year reserve of approximately $15 million related to 2004 storm costs that were subsequently determined to be recoverable pursuant to a 2005 FPSC order.  Increased employee benefits expenses are primarily associated with the absence of a pension transition credit that was fully amortized by the end of 2004 and higher employee costs.  The increase in fossil generation expense relates primarily to the introduction of the Martin and Manatee expansion as well as the timing of overhaul maintenance at some of the older generating units.

Depreciation and amortization expense for the year ended December 31, 2006 decreased $164 million primarily benefiting from lower depreciation rates and the elimination of the decommissioning accrual approved as part of the 2005 rate agreement (a collective benefit of approximately $242 million).  This reduction in depreciation rates applied to substantially all power plant assets including Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2, which have received 20-year license extensions.  This was partially offset by FPL's continued investment in transmission and distribution facilities to support customer growth and demand (approximately $31 million), depreciation from the addition of two new generating units at FPL's existing Martin and Manatee power plant sites which became operational on June 30, 2005 (approximately $23 million) and increased nuclear depreciation related to plant additions (approximately $24 million).  FPL expects to place Turkey Point Unit No. 5, a 1,144 mw natural gas-fired generating unit, into service during the second quarter of 2007.  For the year ended December 31, 2005, depreciation and amortization expense increased by $36 million, of which approximately $23 million related to the addition of the two new generating units at the Martin and Manatee power plant sites.  The remainder of the increase was primarily due to FPL's continued investment in transmission and distribution expansion to support customer growth and demand.  The increase in depreciation and amortization expense was partially offset by the suspension, in September 2005, of FPL's nuclear decommissioning accrual which totaled approximately $79 million annually.

Taxes other than income taxes increased $187 million and $49 million for 2006 and 2005, respectively, primarily due to higher franchise fees and revenue taxes, which are pass-through costs, as a result of increases in fuel and other cost recovery clause revenues.  In both 2006 and 2005, taxes other than income taxes also included higher property taxes reflecting growth in property balances.

Interest charges for 2006 and 2005 increased primarily due to higher average debt balances used to fund increased investment in generation, transmission and distribution expansion, and to pay for unrecovered fuel and storm restoration costs.  In addition, average interest rates in 2006 and 2005 increased approximately 20 basis points and 30 basis points, respectively.  The decline in AFUDC in both 2006 and 2005 is primarily attributable to the placement of the additional Martin and Manatee units in service on June 30, 2005, partially offset by increased AFUDC on Turkey Point Unit No. 5.  Interest income, included in other - net in FPL's consolidated statements of income, increased in 2006 and 2005 by approximately $16 million and $14 million, reflecting higher interest accrued on the unrecovered balance of the storm reserve deficiency.  In 2005, interest income included interest on deferred costs associated with nuclear security, as approved by the FPSC.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2006, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Critical Policies and Estimates - Regulatory Accounting.

In September 2006, the FPSC granted FPL an exemption from the FPSC's bid rule for two ultra super critical pulverized coal generating units, totaling approximately 1,960 mw and in February 2007, FPL filed a need application with the FPSC to build these units in Glades County, Florida with expected operational dates of 2013 and 2014.  Effective February 2007, the FPSC eliminated the requirement for utilities to issue an RFP for new nuclear power plants sited after June 2006.  Also in February 2007, the FPSC approved a nuclear cost recovery rule that provides for the recovery of all prudently incurred costs for siting, designing, licensing and constructing new nuclear power plants.  FPL is in the process of evaluating the economics, risks and advisability, among other things, of potentially building a new nuclear power plant in its service area.

FPL Energy - FPL Energy's net income for 2006, 2005, and 2004 was $610 million, $203 million and $181 million, respectively, an increase in 2006 of $407 million and an increase in 2005 of $22 million.  The net income amounts have been adjusted to reflect the retrospective application of the Major Maintenance FSP.  See Note 1 - Major Maintenance Costs.  The primary drivers, on an after-tax basis, of these increases were as follows:
	Years Ended December 31,

	2006	2005

	(millions)

New investments (a)	$112	$15
Existing assets (a)	54	87
Full energy and capacity requirements services and trading	26	(2)
Restructuring activities and asset sales	(20)	74
Indonesian project gain	63	(5)
Interest expense and other	(32)	(38)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	204	(109)

Net income increase	$407	$22

____________________
(a)

Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 1 - Income Taxes.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the 13th month of operation.

(b)	For discussion of derivative instruments, see Note 4 and Overview.

The increase in FPL Energy's 2006 results from new investment reflects the addition of over 1,800 mw of wind, nuclear and solar generation during or after 2005.  The 2005 increase reflects over 1,300 mw of gas-fired, wind and solar generation during or after 2004.  The 2005 contribution was partially offset by losses associated with Gexa, a retail electric provider in Texas acquired in June 2005.

In 2006, FPL Energy's existing asset portfolio benefited from improved market conditions in the NEPOOL, ERCOT and PJM regions and a higher wind resource.  This was partially offset by the unfavorable impact of a longer refueling outage in 2006 as compared to 2005 at the Seabrook nuclear facility.  In addition, included in the existing assets line item was a $4 million after-tax ($8 million pretax) impairment charge recorded by FPL Energy in 2006 related to a California coal plant.  See Note 5 - FPL Energy.  In 2005, the existing portfolio benefited from improved market conditions in the ERCOT and NEPOOL regions as well as the favorable effect of prior contract restructurings.  FPL Energy is currently planning to make alloy 600 pressurizer repairs to its Seabrook nuclear plant in 2008, but the NRC may require the repairs to be done in 2007.  Performing these repairs in 2007 may reduce FPL Energy's 2007 results of operations but is not expected to significantly affect the estimated capital expenditures for the 2007 through 2011 period.

FPL Energy's 2006 financial results benefited from increased gains from its full energy and capacity requirements services and trading activities in 2006.  Full energy and capacity requirements services included load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

The results of restructuring activities and asset sales in 2006 were lower than 2005 reflecting the absence of gains recorded in 2005 from asset sales and from a contract restructuring, partly offset by a $12 million after-tax gain recorded in 2006 on the sale of wind development rights.  Restructuring activities in 2005 reflect the absence of a $48 million loss ($81 million pretax) recorded in 2004 associated with the restructuring of the Marcus Hook steam contract, which consisted of the write-off of an auxiliary boiler and a payment to terminate an associated steam sales agreement.  Also in 2004, FPL Energy recorded a $29 million after-tax impairment loss (approximately $47 million pretax) to write down its investment in a combined-cycle power plant in Texas to its fair value as a result of agreeing to sell its interest in the project. In addition, in 2004 FPL Energy recorded a net after-tax gain of approximately $31 million (approximately $52 million pretax) related to the termination of a gas supply contract and a steam agreement at one of its investments in joint ventures.  See Note 5 - FPL Energy.

The Indonesian project gain reflects a $63 million after-tax gain ($97 million pretax) recorded by FPL Energy in 2006 as the result of a court judgment.  A portion of the judgment (approximately $7 million pretax or $5 million after-tax) was recorded by FPL Energy in 2004.  See Item 3 for a discussion of pending litigation relating to the Indonesian project.

In both 2006 and 2005, interest expense and other reflects higher interest expense due to higher debt balances as a result of growth in the business as well as an increase in average interest rates of approximately 38 basis points and 56 basis points for 2006 and 2005, respectively.  In addition, interest and other in both 2006 and 2005 includes higher corporate general and administrative expenses to support the growth in the business.

In 2006, FPL Energy recorded approximately $92 million of after-tax net unrealized mark-to-market gains on non-qualifying hedge activity.  In 2005 and 2004, FPL Energy recorded approximately $112 million and $3 million, respectively, of net unrealized mark-to-market losses on non-qualifying hedge activity.  The change in unrealized mark-to-market activity for 2006 compared to 2005 is primarily attributable to decreased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market losses as the underlying transactions were realized during 2006.  The increase in 2005 in unrealized mark-to-market losses associated with non-qualifying hedge activity was primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains as the underlying transactions were realized during 2005.

FPL Energy's operating revenues for the years ended December 31, 2006 and 2005 increased $1,337 million and $516 million, respectively.  The year ended December 31, 2006 benefited primarily from gains on unrealized mark-to-market non-qualifying hedge activity in 2006 as compared to losses in the 2005 period, project additions, favorable market conditions in the NEPOOL, ERCOT and PJM regions, and a higher wind resource, partially offset by the impact of the longer refueling outage in 2006 as compared to 2005 for the Seabrook nuclear facility.  Also, operating revenues in 2006 include approximately $12 million related to the settlement of certain operational performance issues with wind turbine equipment suppliers.  The year ended December 31, 2005 benefited primarily from improved market conditions mainly in the ERCOT and NEPOOL regions, project additions and improved hydro resources, partially offset by higher unrealized mark-to-market losses from non-qualifying hedge activity, lower generation at Seabrook due to its scheduled spring 2005 refueling outage and a reduced wind resource.

FPL Energy's operating expenses for the years ended December 31, 2006 and 2005 increased $736 million and $539 million, respectively.  The increase for 2006 is primarily due to unrealized mark-to-market non-qualifying hedge losses in 2006 compared to gains in 2005, project additions and increased fuel costs as a result of market conditions.  The increase for 2005 is primarily driven by increased fuel prices and generation in the ERCOT and NEPOOL regions as well as by project additions which also resulted in higher O&M and depreciation and amortization expenses.  The increase in operating expenses was partially offset by higher unrealized mark-to-market gains from non-qualifying hedge activity.  Included in operating expenses in 2004 were charges of approximately $81 million associated with the restructuring of the Marcus Hook steam contract discussed above.  FPL Energy expects O&M expenses to continue to increase in 2007, primarily due to costs associated with project additions and plant maintenance.

Equity in earnings of equity method investees increased $57 million for the year ended December 31, 2006 primarily due to the $97 million Indonesian project gain discussed above and the favorable effect on operating results from a prior contract restructuring.  These factors were partially offset by unrealized mark-to-market losses of approximately $26 million from non-qualifying hedge activity in 2006 compared to an approximately $2 million gain in 2005 and the absence of an approximately $13 million pretax gain on a contract restructuring recorded in 2005.  In 2005, equity in earnings of equity method investees increased primarily due to the positive effects of prior contract restructurings partially offset by lower gains of approximately $11 million from non-qualifying hedge activity.  In 2004, FPL Energy recorded a net pretax gain of approximately $52 million on the termination of a gas supply contract and a steam agreement.  Also included in the equity in earnings of equity method investees in 2004 was the $47 million pretax impairment loss related to a combined-cycle power plant in Texas discussed above.  See Note 5 - FPL Energy.

FPL Energy's interest expense for the year ended December 31, 2006 and 2005 increased $46 million and $43 million, respectively, reflecting higher average debt balances to support growth in the business and an increase in average interest rates.  Gains (losses) on disposal of assets in FPL Group's consolidated statements of income for 2006 reflect an approximately $20 million pretax gain for the sale of wind development rights.  In 2005, this line item included approximately $44 million of pretax gains on the sale of FPL Energy joint venture projects.  FPL Energy's interest income increased by approximately $10 million in 2005 primarily related to higher investment income associated with the Seabrook decommissioning fund balance, as well as interest income associated with a bridge loan, which was originated early in 2005 in connection with an acquisition of a solar project and repaid in the third quarter of 2005.  Other - net for the year ended December 31, 2005 includes a benefit associated with obtaining an additional partnership interest in a coal plant in California.

PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $167 million, $129 million and $109 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In January 2006, FPL Energy completed the acquisition of a 70% interest, or approximately 415 mw, in the Duane Arnold nuclear power plant.  FPL Energy purchased the 70% interest, including nuclear fuel, inventory and other items, for a net purchase price of approximately $350 million.  FPL Energy is selling substantially all of its share of the output of Duane Arnold to IP&L under a long-term contract expiring in 2014.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, the cost of which will be shared on a pro-rata basis by the joint owners.  FPL Energy received approximately $188 million of decommissioning funds at the closing of the acquisition which is included in nuclear decommissioning reserve funds on FPL Group's condensed consolidated balance sheet at December 31, 2006.  FPL Energy expects to file for a license extension for the plant in 2009, which, if approved, will enable the plant to continue to operate for an additional 20 years beyond its current license expiration of 2014.

In December 2006, FPL Energy entered into an agreement to purchase Point Beach, a two-unit, 1,033 mw nuclear power plant located in Wisconsin from Wisconsin Electric.  Under the agreement, FPL Energy will purchase the plant, including nuclear fuel, inventory and other items, for a total of approximately $998 million.  Under the agreement, FPL Energy will sell the output of Point Beach to Wisconsin Electric under a long-term contract.  The duration of the contract will be, at the option of Wisconsin Electric, either through the current license terms of 2030 for Unit 1 and 2033 for Unit 2 or for a term of 16 or 17 years from the closing date for Units 1 and 2, respectively.  FPL Energy will be responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility and expects to receive at least $360 million of decommissioning funds at closing.  The transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the third quarter of 2007.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development and from asset acquisitions. FPL Energy plans to add a total of at least 1,500 mw of new wind generation over the 2007 and 2008 period, including approximately 450 mw which are currently under construction.

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region.  The parties to the settlement agreement include wholesale power generators in New England, including FPL Energy, and four of the six New England states.  Under the settlement agreement, capacity payments to generators will be established competitively through an annual auction, the first of which will be conducted in the first quarter of 2008 to purchase capacity for the twelve months starting June 1, 2010.  The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods.  The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for FPL Energy's assets in the NEPOOL region during the transition period.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient plants that can sell power in competitive markets.  FPL Energy seeks to reduce its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.  The major markets in which FPL Energy operates have shown signs of continued improvement since 2004, such as improved sparks spreads and energy prices in ERCOT and NEPOOL.  The combination of new wind projects, expected increase in contribution from merchant assets and asset acquisitions are expected to be the key drivers in supporting FPL Energy's growth over the next few years.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2007 and 2008.  If FPL Energy's plants do not perform as expected, this high degree of hedging could result in FPL Energy being required to purchase power at potentially higher market prices to meet its contractual obligations.

FPL Energy's results are affected by natural fluctuations in weather.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect production levels of the wind portfolio as well as the hydro units in Maine.  In managing its exposure to commodity prices, FPL Energy is dependent upon its counterparties to perform under their contractual obligations.  FPL Energy actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  Substantially all of FPL Energy's 2007 contracted revenues are with investment grade counterparties.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate & Other results, on an after-tax basis, are as follows:
	Years Ended December 31,

	2006	2005	2004

	(millions)

Interest expense	$(97)	$(90)	$(78)
FPL FiberNet impairment charge	(60)	-	-
Merger costs	(14)	-	-
State tax benefits	36	25	30
Interest income on secured third party loan	-	12	6
Gains on sale and termination of leveraged lease agreements	-	6	-
Other	4	(3)	8

Net loss	$(131)	$(50)	$(34)

Interest expense increased in 2006 reflecting higher debt balances and slightly higher rates while the increase in 2005 was primarily due to higher rates.  The impairment charge is for FPL FiberNet's metro market assets.  See Note 5 - Corporate and Other.  The merger costs represent costs associated with the proposed merger between FPL Group and Constellation Energy, which was terminated in October 2006.  See Note 2.  The state tax benefits are primarily due to FPL Energy's growth throughout the United States and, in 2004, include the resolution of other tax issues.  In 2006, state tax benefits were partially offset by a $7 million deferred tax expense resulting from a modification of the Texas franchise tax enacted in 2006.  Interest income on a secured third party loan reflects the repayment of the loan in the fourth quarter of 2005.  The 2005 gains on sale and termination of leveraged lease agreements ($10 million on a pretax basis) are included in gains (losses) on disposal of assets in FPL Group's consolidated statements of income.  Other includes all other corporate income and expenses as well as other business activities.  The decline in 2005 reflects the absence of a pension transition credit that was fully amortized in 2004.

Corporate and Other's operating revenues increased in 2006 primarily due to the transfer, effective January 1, 2006, of FPL's retail gas business to a subsidiary of FPL Group Capital.  The increase in operating expenses in 2006 is primarily due to the $98 million pretax impairment charge at FPL FiberNet as well as the transfer of FPL's retail gas business.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

	(millions)

Net cash provided by operating activities	$2,498	$1,547	$2,650	$1,668	$1,238	$1,948
Net cash used in investing activities	(3,807)	(2,165)	(1,872)	(1,933)	(1,816)	(1,400)
Net cash provided by (used in) financing activities	1,399	923	(682)	273	569	(487)

Net increase (decrease) in cash and cash equivalents	$90	$305	$96	$8	$(9)	$61

FPL Group's cash flows for the year ended December 31, 2006 benefited from net issuances of debt, the issuance of common stock and the recovery from customers of previously incurred fuel and storm costs at FPL, which were offset by an increase in FPL's customer receivables and the return of margin cash deposits and payment of cash collateral to counterparties.  The funds generated were used to pay for capital expenditures at FPL, additional investments at FPL Energy, common stock dividends, storm-related costs at FPL and to carry an increase in fossil fuel inventory.

FPL Group's cash flows from operating activities for the year ended December 31, 2006 reflect the recovery by FPL of fuel and storm costs deferred in prior years as a result of an increase in the fuel clause recovery factor effective January 2006 and the implementation of a storm damage surcharge applied to retail customer bills that began in February 2005.  The recovery of these deferred costs was offset by storm-related payments at FPL, an increase in customer receivables at FPL reflecting the higher fuel factor, the return of margin cash deposits and payment of cash collateral to counterparties due to changing energy prices and an increase in fossil fuel inventory.  The increase in fossil fuel inventory is primarily due to the accumulation of oil inventory at FPL reflecting the burning of more natural gas due to relatively lower natural gas prices and the addition, at an FPL Energy plant, of oil and gas inventory which was purchased in connection with the termination of a fuel management contract.

FPL Group's cash flows from investing activities for the year ended December 31, 2006 reflect capital investments of approximately $1,763 million by FPL to meet customer demand and costs associated with its Storm Secure Plan and independent power investments at FPL Energy of approximately $1,701 million, including the purchase of Duane Arnold.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the nuclear decommissioning funds including the reinvestment of fund earnings and new contributions from FPL Energy, as well as other investment activity.  FPL suspended nuclear decommissioning fund contributions of approximately $79 million annually, beginning in September 2005, pursuant to the terms of the 2005 rate agreement.

During the year ended December 31, 2006, FPL Group generated proceeds of approximately $3.8 billion from financing activities, including the issuance of $700 million in FPL first mortgage bonds, the borrowing of $250 million by FPL under a five-year term loan facility, the borrowing of $400 million by FPL Group Capital under three separate two-year term loan facilities, the issuance of $600 million in debentures and $700 million in enhanced junior subordinated debentures by FPL Group Capital, the issuance of $206 million of limited-recourse senior secured notes and the borrowing of $600 million under a variable rate limited recourse term loan by FPL Energy subsidiaries, approximately $296 million from the issuance of FPL Group common stock related to its 8% Corporate Units and approximately $37 million related to the exercise of stock options.  During the year ended December 31, 2006, FPL Group paid out approximately $2.4 billion for financing activities, including approximately $1.1 billion for maturing FPL Group Capital debentures, approximately $250 million for the repayment of FPL Group Capital variable rate term loans, approximately $135 million for maturing senior secured notes of a consolidated VIE that leases nuclear fuel to FPL, a net decrease in short-term debt of approximately $62 million ($529 million decrease at FPL), approximately $48 million net to cancel approximately 4.2 million of FPL Group's 8% Corporate Units, approximately $593 million for the payment of dividends on its common stock and approximately $180 million for principal payments on FPL Energy debt.  In January 2007, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 5.39% on approximately $547 million of its variable rate limited recourse debt in order to limit cash flow exposure.

FPL Group's cash flows for the year ended December 31, 2005 reflect the benefit of net issuances of debt, the issuance of common stock, the receipt of payment of a secured third party loan, the receipt of cash collateral primarily from FPL's counterparties related to energy contracts (margin cash deposits) and the recovery from customers of a portion of the 2004 storm restoration costs at FPL.  The funds generated were used to pay for common stock dividends, capital expenditures at FPL, additional investments at FPL Energy, FPL storm restoration costs and to fund under-recovered fuel costs at FPL caused primarily by higher than anticipated fuel costs.

FPL Group's cash flows for the year ended December 31, 2004 reflect the use of funds to reduce debt, pay common stock dividends, make a secured loan and capital investments at FPL and FPL Energy, and pay for FPL storm restoration costs, as well as the benefit of the issuance of common stock and the sale of a note receivable by an indirect subsidiary of FPL Group.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	December 31,		December 31,

	2006	2005	2006	2005

Weighted-average annual interest rate (a)	6.1%	5.9%	5.4%	5.2%
Weighted-average life (years)	13.1	9.3	17.9	15.1
Annual average of floating rate debt to total debt (a)	31%	35%	33%	40%
____________________
(a)	Calculations include the effects of interest rate swaps.

Contractual Obligations and Planned Capital Expenditures - FPL Group's commitments were as follows:
	2007	2008	2009	2010	2011	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$227	$662	$419	$188	$188	$7,320	$9,004
FPL Energy	764	659	318	305	281	1,843	4,170
Corporate and Other	1,281	810	745	97	697	4,077	7,707
Purchase obligations:
FPL (b)	4,915	3,760	3,050	2,810	2,565	6,335	23,435
FPL Energy (c)	2,401	845	61	60	59	878	4,304
Corporate and Other	15	-	-	-	-	-	15
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	11,571	11,571
FPL Energy (f)	-	1	-	-	-	4,761	4,762

Total	$9,603	$6,737	$4,593	$3,460	$3,790	$36,785	$64,968

____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2006 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which are recoverable through various cost recovery clauses (see Note 16 - Contracts), and projected capital expenditures through 2011 to meet, among other things, increased electricity usage and customer growth, capital improvements to and maintenance of existing facilities and estimated capital costs associated with FPL's Storm Secure Plan.  Estimated capital costs associated with FPL's Storm Secure Plan are subject to change over time based on, among other things, productivity enhancements and prioritization.  Excludes capital expenditures of approximately $3.4 billion (approximately $310 million in 2008) for the two ultra super critical pulverized coal generating units for the period from early 2008 (expected Siting Board approval) through 2011.  See Note 16 - Commitments.

(c)

Represents firm commitments primarily in connection with the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel for Seabrook and Duane Arnold and a portion of its projected capital expenditures, including, in 2007, the pending acquisition of Point Beach.  See Note 16 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)

At December 31, 2006, FPL had approximately $2,264 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's nuclear decommissioning reserve funds.

(f)

At December 31, 2006, FPL Energy's 88.23% portion of Seabrook's and 70% portion of Duane Arnold's restricted trust funds for the payment of future expenditures to decommission Seabrook and Duane Arnold totaled approximately $560 million and are included in FPL Group's nuclear decommissioning reserve funds.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At December 31, 2006, FPL Group had standby letters of credit of approximately $733 million ($171 million for FPL) and approximately $6,719 million notional amount of guarantees ($356 million for FPL), of which approximately $5,562 million ($497 million for FPL) have expirations within the next five years.  An aggregate of approximately $345 million of the standby letters of credit at December 31, 2006 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear activities and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would incur any liabilities associated with these letters of credit and guarantees.  At December 31, 2006, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 16 - Commitments.

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

Available Liquidity - At December 31, 2006, FPL Group's total available net liquidity was approximately $4.8 billion and FPL's was approximately $1.9 billion.  The components of each company's net available liquidity at December 31, 2006 were as follows.
						Maturity Date

	FPL		FPL Group Capital	FPL Group		FPL	FPL Group Capital

	(in millions)

Bank revolving lines of credit (a)	$2,000	(b)	$2,500	$4,500	(b)	November 2010	November 2010
Less letters of credit	156		189	345

	1,844		2,311	4,155

Revolving term loan facility	250		-	250		May 2011
Less borrowings	250		-	250		May 2008

	-		-	-

Cash and cash equivalents	64		556	620

Net available liquidity	$1,908		$2,867	$4,775

____________________
(a)

Provide for the issuance of letters of credit up to $4.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.

(b)

Excludes $300 million in senior secured revolving credit facilities of an entity consolidated by FPL under FIN 46(R) (the VIE) that leases nuclear fuel to FPL which credit facilities are available only to the VIE.

FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility.  At December 31, 2006, each of FPL Group and FPL was in compliance with its respective ratio.

In addition to the amounts in the table above, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At December 31, 2006, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

During 2006, FPL entered into a $250 million revolving five-year term loan facility, which is included in the table above, and FPL Group Capital entered into three separate two-year term loan facilities aggregating $400 million, each of which expire in June 2008.  Both FPL and FPL Group Capital borrowed the full amount under the term loan facilities during the second quarter of 2006.  During the fourth quarter of 2006, FPL Group Capital repaid two of the three loans totaling $250 million.  Under the terms of the respective term loan facilities, each of FPL and FPL Group is required to maintain a minimum ratio of funded debt to total capitalization.  At December 31, 2006, each of FPL and FPL Group was in compliance with its respective ratio.  Pursuant to its guarantee agreement with FPL Group Capital, FPL Group guarantees the payment of FPL Group Capital's term loans.

In addition to the bank lines of credit discussed above, the consolidated VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, and a $200 million senior secured revolving credit facility, which expires in May 2007.  Both credit facilities provide backup support for the VIE's commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facilities, which is included in the guarantee discussion under Guarantees and Letters of Credit above.  At December 31, 2006, the VIE had no outstanding borrowings under the revolving credit facilities and had approximately $221 million of commercial paper outstanding.

Additionally, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility, which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement for an unspecified amount of securities with the SEC.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of February 26, 2007, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities and guarantees related to certain of those securities.  As of February 26, 2007, FPL Group and FPL Group Capital had $2 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $1 billion of board-authorized available capacity.

Covenants - FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  During the first quarter of 2006, FPL Group increased its quarterly dividend on its common stock from $0.355 to $0.375 per share.  In February 2007, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.375 to $0.41 per share.  FPL pays dividends to FPL Group in a manner consistent with FPL's long-term targeted capital structure.  FPL's mortgage contains provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under the mortgage securing FPL's first mortgage bonds, in some cases, the amount of retained earnings that FPL can use to pay cash dividends on its common stock is restricted.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2006, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2006, coverage for the 12 months ended December 31, 2006 would have been approximately 11 times the annual interest requirements and approximately six times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2006, FPL could have issued in excess of $6.0 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.5 billion based on retired first mortgage bonds.  As of December 31, 2006, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, FPL Group and FPL Group Capital executed a replacement capital covenant (RCC) in connection with FPL Group Capital's offering of $350 million principal amount of Series A Enhanced Junior Subordinated Debentures due 2066 and $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (collectively, enhanced junior subordinated debentures).  The RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of FPL Group Capital (other than the enhanced junior subordinated debentures) or, in certain cases, of FPL Group.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the RCC.  The RCC provides that FPL Group Capital may redeem, and FPL Group or FPL Group Capital may purchase, any enhanced junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price exceeds a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the enhanced junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the enhanced junior subordinated debentures.

Credit Ratings - Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch).  At February 26, 2007, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:
	Moody's (a)	S&P (a)	Fitch (a)

FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A	A+
Commercial paper	P-1	A-1	F-1

FPL Group Capital: (b)
Corporate credit rating	N/A	A	A
Debentures	A2	A-	A
Junior subordinated debentures	A3	BBB+	A-
Commercial paper	P-1	A-1	F-1
____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of debt outstanding.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL Group Capital and FPL, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities.  However, commitment fees and interest rates on loans under the credit facilities agreements are tied to credit ratings and increase or decrease when ratings change.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain power purchase and other agreements.  FPL Group subsidiaries, including FPL, may be required to post collateral in excess of collateral threshold amounts when FPL Group's exposure to the counterparty under the applicable trading agreement exceeds such threshold.

Other - FPL was impacted by four hurricanes in 2005 and three hurricanes in 2004, which caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At December 31, 2006, FPL's storm reserve deficiency totaled approximately $868 million.  In May 2006, the FPSC approved the issuance of up to $708 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes for the net-of-tax recovery by FPL of the estimated storm reserve deficiency, including interest, and for a storm and property insurance reserve of $200 million.  The unrecovered 2004 storm restoration costs are being recovered through a previously approved storm damage surcharge applied to retail customer bills since February 2005.  Once the bonds are issued, a surcharge to retail customers will be used for repayment of the outstanding bonds.  FPL is working with the FPSC staff and its financial advisors to complete the issuance of the bonds.  See Note 1 - Storm Reserve Deficiency.

In January 2006, FPL introduced an initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns express by the community, state leaders and regulators.  The estimated capital expenditures associated with this initiative, as well as the FPSC's approved storm preparedness plan (collectively, Storm Secure Plan) for 2007 through 2011 are included in FPL's projected capital expenditures under Contractual Obligations and Planned Capital Expenditures above, and are subject to change over time based on, among other things, productivity enhancements and prioritization.  See Note 16 - Commitments.  See also Results of Operations - FPL for further discussion regarding the impact of Storm Secure Plan costs on O&M expenses.

In February 2005, FPL Group's board of directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005 (2005 stock split).  FPL Group's authorized common stock increased from 400 million to 800 million shares.  Also in February 2005, FPL Group's board of directors authorized a new common stock repurchase plan of up to 20 million shares of common stock (after giving effect to the 2005 stock split) over an unspecified period, which plan was ratified and confirmed by the board of directors in December 2005, and terminated a previous common stock repurchase plan.  At December 31, 2006, no shares had been repurchased under the repurchase plan.

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas.  Each share of Gexa Corp.'s outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa Corp.'s options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa Corp. was approximately $73 million, payable in shares of FPL Group common stock.

New Accounting Rules and Interpretations

Accounting for Uncertainty in Income Taxes - In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."  See Note 6.

Accounting for Planned Major Maintenance Activities - In September 2006, the FASB issued FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities."  See Note 1 - Major Maintenance Costs.

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements." See Note 1 - Fair Value Measurements.

Accounting for Pensions and Other Postretirement Plans - In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  See Note 3.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  See Note 1 - The Fair Value Option for Financial Assets and Financial Liabilities.

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

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.  Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses will be passed through the fuel and capacity clauses.  In FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in derivative fair values are recognized in current earnings, unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge.  For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of common shareholders' equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

Since FAS 133 became effective in 2001, the FASB has discussed and from time to time issued implementation guidance related to FAS 133.  In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133.  Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance does not provide specific guidance on all contract issues.  As a result, significant judgment must be used in applying FAS 133 and its interpretations.  The interpretation of FAS 133 continues to evolve.  A result of changes in interpretation could be that contracts that currently are excluded from the provisions of FAS 133 would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement.

Certain economic hedging transactions at FPL Energy do not meet the requirements for hedge accounting treatment.  Changes in the fair value of those transactions are marked to market and reported in the income statement, often resulting in earnings volatility.  These changes in fair value are captured in the non-qualifying hedge category in computing adjusted earnings.  This could be significant to FPL Energy's results because often the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically linked transactions.  Because of this, FPL Group's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 4 and also see Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Accounting for Pensions and Other Postretirement Benefits - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits plan) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.  FPL Group allocates net periodic benefit income or cost associated with the pension and other benefits plans to its subsidiaries annually using specific criteria.

Effective December 31, 2006, FPL Group adopted the recognition and disclosure provisions of FAS 158, which requires the reporting of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations on the balance sheet as part of accumulated other comprehensive income.  Since FPL Group is the plan sponsor, and the subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing the recognition and disclosure provisions of FAS 158 are reflected at FPL Group and not allocated to its subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods is classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment as required by FAS 71, "Accounting for the Effects of Certain Types of Regulation."  FAS 158 also requires FPL Group to measure plan assets and liabilities as of its year end, rather than as of September 30, no later than December 31, 2008.

FPL Group's pension income net of the cost of the other benefits plan was approximately $65 million, $52 million and $81 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The corresponding amounts allocated to FPL were $52 million, $39 million and $62 million, respectively.  Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years, assumed increases in future compensation levels of 4.0% for all years, and a weighted-average discount rate of 5.50% for all years.  Based on current health care costs (as related to other benefits), the projected 2007 trend assumption used to measure the expected cost of health care benefits covered by the plans for all age groups are 8.0% for medical benefits and 10.0% for prescription drug benefits.  These rates are assumed to decrease over the next ten years to the ultimate trend rate of 5.0% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2013 for medical costs and 2017 for prescription drug costs.  In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the marketplace.  For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.  FPL Group believes that 7.75% is a reasonable long-term rate of return on its plans' assets.  FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

FPL Group bases its determination of pension and other benefits plan expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return realized on those assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be affected as previously deferred gains or losses are recognized.  Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension and other benefits plan expense and income only when they exceed 10% of the greater of projected benefit obligations or the market-related value of assets.

Lowering the expected long-term rate of return on plan assets by 0.5% (from 7.75% to 7.25%) would have reduced FPL Group's net income for 2006 by approximately $14 million ($11 million for FPL).  Lowering the discount rate assumption by 0.5% would have decreased FPL Group's net income for 2006 by approximately $5 million ($4 million for FPL).  Raising the salary increase assumption by 0.5% would have decreased FPL Group's net income for 2006 by approximately $2 million ($2 million for FPL).  Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in FPL Group's other benefits plan.  Increasing the assumed health care cost trend rates by 1% would have reduced FPL Group's net income for 2006 by approximately $1 million.

The fair value of plan assets has increased from $3.1 billion at September 30, 2005 to $3.2 billion at September 30, 2006 for the pension plan and decreased from $49 million at September 30, 2005 to $48 million at September 30, 2006 for the other benefits plan.  Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the qualified pension plan in the near future.  In December 2006, $26 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $29 million for eligible retiree medical expenses on behalf of the other benefits plan during 2007 with substantially all of that amount being reimbursed through a transfer of assets from the qualified pension plan pursuant to the provisions of the Internal Revenue Code.  See Note 3.

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

In 2006, FPL FiberNet performed an impairment analysis and concluded that an impairment charge related to its metro market assets was necessary.  The critical assumptions and estimates used in the analysis include revenue additions, projected capital expenditures and a discount rate.  A 10% increase in the revenue growth rate or a 10% decrease in projected capital expenditures would have resulted in no impairment, while a 10% decrease in the revenue growth rate or a 10% increase in projected capital expenditures would increase the impairment charge by less than $5 million.  An increase or decrease of 1% in the discount rate would have a corresponding change to the impairment charge of approximately $3 million.  See Note 5 - Corporate and Other.

Nuclear Decommissioning and Fossil Dismantlement - FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations under FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations."  FAS 143 and FIN 47 require that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 15.

For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  The most recent studies, filed in 2005, indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is $10.9 billion, or $2.1 billion in 2006 dollars.  The studies reflect, among other things, the 20-year license extensions of FPL's nuclear units and support the suspension, effective September 2005, of the $79 million annual decommissioning accrual.  At December 31, 2006, $2,541 million was accrued for nuclear decommissioning, of which $1,540 million was recorded as an ARO, $55 million was recorded as a capitalized net asset related to the ARO, $864 million was recorded as a regulatory liability and $192 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

FPL accrues the cost of dismantling its fossil plants over the expected service life of each unit based on studies filed with the FPSC at least every four years.  Unlike nuclear decommissioning, fossil dismantlement costs are not funded.  The most recent studies, which became effective January 1, 2003, indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  The majority of the dismantlement costs are not considered AROs.  At December 31, 2006, $308 million was accrued for fossil dismantlement costs, of which $30 million was recorded as an ARO, $5 million was recorded as a capitalized net asset related to the ARO, $4 million was recorded as a regulatory liability and $279 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

FPL Energy records a liability for the present value of its expected decommissioning costs in accordance with FAS 143 and FIN 47.  The nuclear decommissioning liability represents the fair value of FPL Energy's ultimate decommissioning liability for Seabrook and Duane Arnold.  The fair value of the ultimate decommissioning liability as of December 31, 2006 was determined using various internal and external data.  FPL Energy's portion of the ultimate cost of decommissioning Seabrook and Duane Arnold, including costs associated with spent fuel storage, is approximately $4.3 billion, or $725 million expressed in 2006 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2006, the ARO for Seabrook's and Duane Arnold's nuclear decommissioning totaled approximately $213 million.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation under FAS 143 and FIN 47.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and how costs will escalate with inflation.  In addition, FPL Group and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, FPL Group and FPL will be required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase FPL Group's and FPL's ARO as of December 31, 2006 by $180 million and $158 million, respectively.

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

Effective December 31, 2006, FPL Group adopted the recognition and disclosure provisions of FAS 158, which requires reporting of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations related to pension and other post retirement benefits gross on the balance sheet.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods is classified as regulatory assets and liabilities on FPL Group's 2006 consolidated balance sheet in accordance with regulatory treatment as required by FAS 71.  See Note 3.

FPL Group's and FPL's regulatory assets and liabilities are as follows:
	FPL Group		FPL

	December 31,		December 31,

	2006	2005	2006	2005

Regulatory assets:	(millions)
Current:
Deferred clause and franchise expenses	$167	$795	$167	$795
Storm reserve deficiency	$106	$156	$106	$156
Derivatives	$921	$-	$921	$-
Other	$3	$7	$-	$7

Noncurrent:
Storm reserve deficiency	$762	$957	$762	$957
Deferred clause expenses	$-	$307	$-	$307
Unamortized loss on reacquired debt	$39	$42	$39	$42
Other	$80	$37	$37	$37

Regulatory liabilities:
Current:
Deferred clause and franchise revenues	$37	$32	$37	$32
Derivatives	$-	$757	$-	$757
Pension	$17	$-	$-	$-

Noncurrent:
Accrued asset removal costs	$2,044	$2,033	$2,044	$2,033
Asset retirement obligation regulatory expense difference	$868	$786	$868	$786
Pension	$531	$-	$-	$-
Other	$209	$256	$209	$256

See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services to distribution utilities in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2004	$4	$(10)	$(109)	$(9)	$(124)
Reclassification to realized at settlement of contracts	(3)	(9)	89	(617)	(540)
Acquisition of Gexa contracts	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	(353)	-	(353)
Ineffective portion of changes in fair value recorded in earnings	-	(33)	-	-	(33)
Changes in fair value excluding reclassification to realized	1	(162)	-	1,383	1,222

Fair value of contracts outstanding at December 31, 2005	2	(176)	(373)	757	210
Reclassification to realized at settlement of contracts	26	107	56	325	514
Effective portion of changes in fair value recorded in OCI	-	-	261	-	261
Ineffective portion of changes in fair value recorded in earnings	-	31	-	-	31
Changes in fair value excluding reclassification to realized	(23)	46	-	(2,003)	(1,980)

Fair value of contracts outstanding at December 31, 2006	5	8	(56)	(921)	(964)
Net option premium payments (receipts)	(1)	16	-	145	160

Total mark-to-market energy contract net assets (liabilities) at
December 31, 2006	$4	$24	$(56)	$(776)	$(804)

FPL Group's total mark-to-market energy contract net assets (liabilities) at December 31, 2006 shown above are included in the consolidated balance sheets as follows:
December 31, 2006

(millions)

Derivative assets	$371
Other assets	73
Other current liabilities	(1,141)
Other liabilities	(107)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(804)

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2006 were as follows:
	Maturity

	2007	2008	2009	2010	2011	Thereafter	Total

	(millions)
Trading:
Actively quoted (i.e., exchange traded) prices	$11	$7	$-	$-	$-	$-	$18
Prices provided by other external sources	(162)	(8)	1	-	-	1	(168)
Modeled	152	3	-	-	-	-	155

Total	1	2	1	-	-	1	5

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange traded) prices	(211)	(20)	2	(10)	(7)	(5)	(251)
Prices provided by other external sources	230	9	(3)	(2)	-	(2)	232
Modeled	29	-	-	-	(1)	(1)	27

Total	48	(11)	(1)	(12)	(8)	(8)	8

Owned Assets - OCI:
Actively quoted (i.e., exchange traded) prices	(1)	-	-	-	-	-	(1)
Prices provided by other external sources	(30)	(26)	1	7	3	-	(45)
Modeled	(5)	(5)	-	-	-	-	(10)

Total	(36)	(31)	1	7	3	-	(56)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange traded) prices	(727)	-	-	-	-	-	(727)
Prices provided by other external sources	(195)	-	-	-	-	-	(195)
Modeled	2	(1)	-	-	-	-	1

Total	(920)	(1)	-	-	-	-	(921)

Total sources of fair value	$(907)	$(41)	$1	$(5)	$(5)	$(7)	$(964)

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2006 and 2005, the VaR figures are as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2005	$-	$1	$1	$114	$38	$98	$114	$39	$98
December 31, 2006	$-	$2	$2	$89	$57	$54	$89	$60	$56

Average for the period ended
December 31, 2006	$-	$2	$2	$113	$47	$88	$113	$48	$88
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	December 31, 2006			December 31, 2005

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$11,236	$11,314	(a)	$9,443	$9,540	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,430	$1,430	(b)	$1,290	$1,290	(b)
Other investments	$93	$93	(b)	$80	$80	(b)
Interest rate swaps - net unrealized gain (loss)	$6	$6	(c)	$(9)	$(9	)(c)

FPL:
Long-term debt, including current maturities	$4,214	$4,208	(a)	$3,406	$3,416	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,235	$1,235	(b)	$1,151	$1,151	(b)
_____________________
(a)				Based on market prices provided by external sources.
(b)				Based on quoted market prices for these or similar issues.
(c)				Based on market prices modeled internally.

The nuclear decommissioning reserve funds of FPL Group consist of restricted funds set aside to cover the cost of decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  At FPL, adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.  See Note 10.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2006, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$300	November 2004	February 2007	variable (a)	4.086%		$(2)
	$275	December 2004	February 2007	variable (b)	4.086%		(2)

Total fair value hedges							(4)

Cash flow hedges - FPL Energy:
	$87	August 2002	December 2007	4.410%	variable	(c)	1
	$172	August 2003	November 2007	3.557%	variable	(c)	2
	$5	February 2005	June 2008	4.255%	variable	(c)	1
	$78	December 2003	December 2017	4.245%	variable	(c)	3
	$26	April 2004	December 2017	3.845%	variable	(c)	1
	$234	December 2005	November 2019	4.905%	variable	(c)	2

Total cash flow hedges							10

Total interest rate hedges							$6

____________________
(a)	Three-month LIBOR plus 0.50577%
(b)	Three-month LIBOR plus 0.4025%
(c)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $390 million ($200 million for FPL) at December 31, 2006.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,395 million and $1,113 million ($1,029 million and $933 million for FPL) at December 31, 2006 and 2005, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $139 million ($103 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at December 31, 2006.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2006, approximately 97% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

In accordance with the SEC's published guidance, we have excluded from our current assessment the internal control over financial reporting for Duane Arnold Energy Center in which a 70 percent interest was acquired on January 27, 2006 and whose financial statements reflect total assets and revenues consisting of approximately two percent and approximately one percent, respectively, of FPL Group's consolidated total assets and operating revenues as of and for the year ended December 31, 2006.  FPL Group will include Duane Arnold Energy Center in its assessment as of December 31, 2007.

Management assessed the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework and also the standards of the Public Company Accounting Oversight Board.  Based on this assessment, management believes that FPL Group's and FPL's internal control over financial reporting was effective as of December 31, 2006.

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
LEWIS HAY, III	MORAY P. DEWHURST

Lewis Hay, III Chairman and Chief Executive Officer of FPL Group and Chairman and Chief Executive Officer of FPL	Moray P. Dewhurst Vice President, Finance and Chief Financial Officer of FPL Group and Senior Vice President, Finance and Chief Financial Officer of FPL

K. MICHAEL DAVIS

K. Michael Davis Controller and Chief Accounting Officer of FPL Group and Vice President, Accounting, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

  FPL Group, Inc. and Florida Power & Light Company:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that FPL Group, Inc. and subsidiaries (FPL Group) and Florida Power & Light Company and subsidiaries (FPL) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting for Duane Arnold Energy Center in which a 70 percent interest was acquired on January 27, 2006 and whose financial statements reflect total assets and revenues constituting approximately two percent and approximately one percent, respectively, of the related consolidated financial statement amounts of FPL Group as of and for the year ended December 31, 2006.  Accordingly, our audit of FPL Group did not include the internal control over financial reporting for Duane Arnold Energy Center in which a 70 percent interest was acquired on January 27, 2006.  FPL Group's management and FPL's management are responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of FPL Group's and FPL's internal control over financial reporting based on our audits.

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

In our opinion, management's assessment that FPL Group and FPL maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, FPL Group and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of FPL Group and FPL and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding FPL Group's and FPL's accounting changes resulting from the adoption of new accounting standards.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

  FPL Group, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries (FPL Group) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2006 and 2005, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the respective company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group and the financial position of FPL at December 31, 2006 and 2005, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2006 FPL Group and FPL changed their method of accounting for planned major maintenance activities to adopt FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities and, retrospectively, adjusted the 2005 and 2004 financial statements for the change.  As discussed in Note 3 to the consolidated financial statements, in 2006, FPL Group also adopted the provisions of Statement of Financial Accounting Standards No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of FPL Group's and FPL's internal control over financial reporting and an unqualified opinion on the effectiveness of FPL Group's and FPL's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 26, 2007
FPL GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts)
	Years Ended December 31,

	2006	2005*	2004*

OPERATING REVENUES	$15,710	$11,846	$10,522

OPERATING EXPENSES
Fuel, purchased power and interchange	8,943	6,171	5,217
Other operations and maintenance	2,022	1,814	1,659
Impairment and restructuring charges	105	-	81
Disallowed storm costs	52	-	-
Merger-related	23	-	-
Amortization of storm reserve deficiency	151	155	-
Depreciation and amortization	1,185	1,285	1,198
Taxes other than income taxes	1,132	931	882

Total operating expenses	13,613	10,356	9,037

OPERATING INCOME	2,097	1,490	1,485

OTHER INCOME (DEDUCTIONS)
Interest charges	(706)	(593)	(489)
Equity in earnings of equity method investees	181	124	96
Gains (losses) on disposal of assets	29	52	(3)
Allowance for equity funds used during construction	21	28	37
Interest income	53	59	25
Other - net	3	23	17

Total other deductions - net	(419)	(307)	(317)

INCOME BEFORE INCOME TAXES	1,678	1,183	1,168

INCOME TAXES	397	282	272

NET INCOME	$1,281	$901	$896

Earnings per share of common stock:
Basic	$3.25	$2.37	$2.50
Assuming dilution	$3.23	$2.34	$2.48

Dividends per share of common stock	$1.50	$1.42	$1.30

Weighted-average number of common shares outstanding:
Basic	393.5	380.1	358.6
Assuming dilution	396.5	385.7	361.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
*As adjusted.

FPL GROUP, INC. CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2006	2005*

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$34,071	$31,844
Nuclear fuel	688	520
Construction work in progress	1,393	945
Less accumulated depreciation and amortization	(11,653)	(10,888)

Total property, plant and equipment - net	24,499	22,421

CURRENT ASSETS
Cash and cash equivalents	620	530
Customer receivables, net of allowances of $32 and $34, respectively	1,279	1,064
Other receivables, net of allowances of $8 and $9, respectively	377	366
Materials, supplies and fossil fuel inventory - at average cost	785	567
Regulatory assets:
Deferred clause and franchise expenses	167	795
Storm reserve deficiency	106	156
Derivatives	921	-
Other	3	7
Derivatives	376	1,074
Other	365	428

Total current assets	4,999	4,987

OTHER ASSETS
Nuclear decommissioning reserve funds	2,824	2,401
Pension plan assets - net	1,608	849
Other investments	533	474
Regulatory assets:
Storm reserve deficiency	762	957
Deferred clause expenses	-	307
Unamortized loss on reacquired debt	39	42
Other	80	37
Other	647	515

Total other assets	6,493	5,582

TOTAL ASSETS	$35,991	$32,990

CAPITALIZATION
Common shareholders' equity	$9,930	$8,561
Long-term debt	9,591	8,039

Total capitalization	19,521	16,600

CURRENT LIABILITIES
Commercial paper	1,097	1,159
Current maturities of long-term debt	1,645	1,404
Accounts payable	1,060	1,245
Customer deposits	510	433
Margin cash deposits	35	393
Accrued interest and taxes	302	253
Regulatory liabilities:
Deferred clause and franchise revenues	37	32
Derivatives	-	757
Pension	17	-
Derivatives	1,144	463
Other	646	1,128

Total current liabilities	6,493	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,820	1,685
Accumulated deferred income taxes	3,432	3,052
Regulatory liabilities:
Accrued asset removal costs	2,044	2,033
Asset retirement obligation regulatory expense difference	868	786
Pension	531	-
Other	209	256
Other	1,073	1,311

Total other liabilities and deferred credits	9,977	9,123

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$35,991	$32,990

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. *As adjusted.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2006	2005*	2004*

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,281	$901	$896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,143	1,242	1,153
Nuclear fuel amortization	127	99	93
Impairment and restructuring charges	105	-	33
Recoverable storm-related costs of FPL	(364)	(659)	(627)
Amortization of storm reserve deficiency	151	155	-
Unrealized (gains) losses on marked to market energy contracts	(173)	191	25
Deferred income taxes	393	343	433
Cost recovery clauses and franchise fees	940	(825)	144
Change in prepaid option premiums	(66)	(57)	21
Equity in earnings of equity method investees	(181)	(124)	(96)
Distributions of earnings from equity method investees	104	86	83
Changes in operating assets and liabilities:
Customer receivables	(215)	(225)	23
Other receivables	62	(64)	16
Material, supplies and fossil fuel inventory	(203)	(173)	29
Other current assets	8	(9)	(10)
Other assets	(142)	(47)	(88)
Accounts payable	(202)	346	220
Customer deposits	76	32	37
Margin cash deposits	(546)	387	5
Income taxes	(46)	(51)	108
Interest and other taxes	49	29	(2)
Other current liabilities	50	(95)	80
Other liabilities	32	(53)	(48)
Other - net	115	118	122

Net cash provided by operating activities	2,498	1,547	2,650

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,763)	(1,616)	(1,394)
Independent power investments	(1,701)	(815)	(476)
Nuclear fuel purchases	(212)	(102)	(141)
Other capital expenditures	(63)	(13)	(6)
Sale of independent power investments	20	69	93
Loan repayments and capital distributions from equity method investees	-	199	9
Proceeds from sale of securities in nuclear decommissioning and storm funds	3,135	2,837	2,311
Purchases of securities in nuclear decommississioning and storm funds	(3,217)	(2,956)	(2,220)
Proceeds from sale of other securities	96	100	30
Purchases of other securities	(109)	(112)	(45)
Sale of Olympus Communications, L.P. note receivable	-	-	126
Funding of secured loan	-	(43)	(128)
Repayment of secured loan	-	218	-
Proceeds from termination and sale of leveraged leases	-	58	-
Other - net	7	11	(31)

Net cash used in investing activities	(3,807)	(2,165)	(1,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,408	1,391	569
Retirements of long-term debt and FPL preferred stock	(1,665)	(1,220)	(432)
Proceeds from purchased Corporate Units	210	-	-
Payments to terminate Corporate Units	(258)	-	-
Net change in short-term debt	(62)	667	(423)
Issuances of common stock	333	639	110
Dividends on common stock	(593)	(544)	(467)
Other - net	26	(10)	(39)

Net cash provided by (used in) financing activities	1,399	923	(682)

Net increase in cash and cash equivalents	90	305	96
Cash and cash equivalents at beginning of year	530	225	129

Cash and cash equivalents at end of year	$620	$530	$225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$648	$543	$460
Cash paid (received) for income taxes - net	$30	$8	$(254)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and conversion of options and warrants in connection with
the acquisition of Gexa Corp.	$-	$74	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. *As adjusted.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (a) (millions)
	Common Stock (b)			Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss) (c)	Retained Earnings*	Common Shareholders' Equity*

	Shares		Aggregate Par Value

Balances, January 1, 2004	369		$4	$3,395	$(181)	$4	$3,782	$7,004

Net income	-		-	-	-	-	896
Issuances of common stock, net of
issuance cost of less than $1	2		-	83	-	-	-
Exercise of stock options and other
incentive plan activity	1		-	77	-	-	-
Dividends on common stock	-		-	-	-	-	(467)
Earned compensation under ESOP	-		-	21	16	-	-
Other comprehensive loss	-		-	-	-	(50)	-
Other	-		-	1	2	-	-

Balances, December 31, 2004	372	(d)	4	3,577	(163)	(46)	4,211	$7,583

Net income	-		-	-	-	-	901
Issuances of common stock, net of
issuance cost of less than $1	20		-	645	-	-	-
Exercise of stock options and other
incentive plan activity	3		-	98	-	-	-
Dividends on common stock	-		-	-	-	-	(544)
Earned compensation under ESOP	-		-	19	14	-	-
Other comprehensive loss	-		-	-	-	(147)	-
Other	-		-	1	(9)	-	-

Balances, December 31, 2005	395	(d)	4	4,340	(158)	(193)	4,568	$8,561

Net income	-		-	-	-	-	1,281
Issuances of common stock, net of
issuance cost of less than $1	9		-	307	-	-	-
Exercise of stock options and other
incentive plan activity	1		-	64	-	-	-
Dividends on common stock	-		-	-	-	-	(593)
Earned compensation under ESOP	-		-	21	14	-	-
Termination of Corporate Units,
net of tax benefit of $15 million	-		-	(33)	-	-	-
Other comprehensive income	-		-	-	-	210	-
Implementation of FAS 158	-		-	-	-	98	-
Other	-		-	(1)	1	-	-

Balances, December 31, 2006	405	(d)	$4	$4,698	$(143)	$115	$5,256	$9,930

_____________________
(a)

Information pertaining to shares, aggregate par value and additional paid-in capital have been restated to reflect the two-for-one stock split effective March 15, 2005.  See Note 12 - Earnings Per Share.

(b)				$0.01 par value, authorized - 800,000,000 shares; outstanding shares 405,404,438, 394,854,416 and 372,351,756 at December 31, 2006, 2005 and 2004, respectively.
(c)				Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $1,491 million, $754 million and $846 million for 2006, 2005 and 2004, respectively.
(d)				Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled approximately 9 million, 10 million and 11 million at December 31, 2006, 2005 and 2004, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. *As adjusted.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (millions)
	Years Ended December 31,

	2006	2005	2004

OPERATING REVENUES	$11,988	$9,528	$8,734

OPERATING EXPENSES
Fuel, purchased power and interchange	7,116	4,910	4,467
Other operations and maintenance	1,374	1,307	1,228
Disallowed storm costs	52	-	-
Amortization of storm reserve deficiency	151	155	-
Depreciation and amortization	787	951	915
Taxes other than income taxes	1,045	858	809

Total operating expenses	10,525	8,181	7,419

OPERATING INCOME	1,463	1,347	1,315

OTHER INCOME (DEDUCTIONS)
Interest charges	(278)	(224)	(183)
Allowance for equity funds used during construction	21	28	37
Other - net	20	5	(10)

Total other deductions - net	(237)	(191)	(156)

INCOME BEFORE INCOME TAXES	1,226	1,156	1,159

INCOME TAXES	424	408	409

NET INCOME	802	748	750

PREFERRED STOCK DIVIDENDS	-	-	1

NET INCOME AVAILABLE TO FPL GROUP	$802	$748	$749

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2006	2005*

ELECTRIC UTILITY PLANT
Plant in service	$24,150	$23,251
Nuclear fuel	423	380
Construction work in progress	1,113	776
Less accumulated depreciation and amortization	(9,848)	(9,530)

Electric utility plant - net	15,838	14,877

CURRENT ASSETS
Cash and cash equivalents	64	56
Customer receivables, net of allowances of $15 and $20, respectively	872	653
Other receivables, net of allowances of $1 and $1, respectively	221	313
Materials, supplies and fossil fuel inventory - at average cost	558	449
Regulatory assets:
Deferred clause and franchise expenses	167	795
Storm reserve deficiency	106	156
Derivatives	921	-
Other	-	7
Derivatives	4	828
Other	202	212

Total current assets	3,115	3,469

OTHER ASSETS
Nuclear decommissioning reserve funds	2,264	2,083
Pension plan assets - net	857	802
Regulatory assets:
Storm reserve deficiency	762	957
Deferred clause expenses	-	307
Unamortized loss on reacquired debt	39	42
Other	37	37
Other	161	152

Total other assets	4,120	4,380

TOTAL ASSETS	$23,073	$22,726

CAPITALIZATION
Common shareholder's equity	$7,539	$6,737
Long-term debt	4,214	3,271

Total capitalization	11,753	10,008

CURRENT LIABILITIES
Commercial paper	630	1,159
Current maturities of long-term debt	-	135
Accounts payable	735	863
Customer deposits	500	423
Margin cash deposits	-	382
Accrued interest and taxes	281	174
Regulatory liabilities:
Deferred clause and franchise revenues	37	32
Derivatives	-	757
Derivatives	780	-
Other	423	929

Total current liabilities	3,386	4,854

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,572	1,474
Accumulated deferred income taxes	2,561	2,647
Regulatory liabilities:
Accrued asset removal costs	2,044	2,033
Asset retirement obligation regulatory expense difference	868	786
Other	209	256
Other	680	668

Total other liabilities and deferred credits	7,934	7,864

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$23,073	$22,726

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
*As adjusted.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$802	$748	$750
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	745	909	870
Nuclear fuel amortization	89	72	66
Recoverable storm-related costs	(364)	(659)	(627)
Amortization of storm reserve deficiency	151	155	-
Deferred income taxes	27	531	553
Cost recovery clauses and franchise fees	940	(825)	144
Change in prepaid option premiums	(73)	(43)	9
Changes in operating assets and liabilities:
Customer receivables	(219)	(68)	51
Other receivables	40	(26)	(5)
Material, supplies and fossil fuel inventory	(110)	(133)	39
Other current assets	9	(9)	(8)
Other assets	(83)	(43)	(77)
Accounts payable	(124)	221	171
Customer deposits	77	35	42
Margin cash deposits	(485)	382	-
Income taxes	157	(71)	(61)
Interest and other taxes	24	17	(1)
Other current liabilities	16	(44)	27
Other liabilities	10	31	(37)
Other - net	39	58	42

Net cash provided by operating activities	1,668	1,238	1,948

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,763)	(1,616)	(1,394)
Nuclear fuel purchases	(105)	(95)	(90)
Proceeds from sale of securities in nuclear decommissioning and storm funds	2,673	2,767	2,290
Purchases of securities in nuclear decommissioning and storm funds	(2,738)	(2,870)	(2,206)
Other - net	-	(2)	-

Net cash used in investing activities	(1,933)	(1,816)	(1,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	937	588	236
Retirements of long-term debt	(135)	(500)	-
Issuances of preferred stock	-	-	20
Retirements of preferred stock	-	(25)	-
Net change in short-term debt	(529)	667	(139)
Dividends	-	(161)	(604)

Net cash provided by (used in) financing activities	273	569	(487)

Net increase (decrease) in cash and cash equivalents	8	(9)	61
Cash and cash equivalents at beginning of year	56	65	4

Cash and cash equivalents at end of year	$64	$56	$65

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$257	$217	$167
Cash paid (received) for income taxes - net	$339	$(46)	$(60)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY (millions)
	Common Stock (a)	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2003	$1,373	$4,318	$313
Net income available to FPL Group	-	-	749
Dividends to FPL Group	-	-	(603)

Balances, December 31, 2004	1,373	4,318	459	$6,150

Net income available to FPL Group	-	-	748
Dividends to FPL Group	-	-	(161)

Balances, December 31, 2005	1,373	4,318	1,046	$6,737

Net income available to FPL Group	-	-	802

Balances, December 31, 2006	$1,373	$4,318	$1,848	$7,539

_____________________
(a)		Common stock, no par value, 1,000 shares authorized, issued and outstanding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary FPL Energy, LLC (FPL Energy).  FPL, a rate-regulated public utility, supplies electric service to approximately 4.4 million customer accounts throughout most of the east and lower west coasts of Florida.  FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

The consolidated financial statements of FPL Group and FPL include the accounts of their respective majority-owned and controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Amounts included in the consolidated financial statements and the accompanying notes have been adjusted to reflect the retrospective application of a Financial Accounting Standards Board (FASB) Staff Position (FSP) related to planned major maintenance activities (Major Maintenance FSP).  See Major Maintenance Costs below.  In addition, certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.  The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

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

Beginning in 2004, in order to comply with a U.S. Nuclear Regulatory Commission (NRC) order, FPL incurred additional cost to modify its security systems at its St. Lucie and Turkey Point nuclear units.  During 2005 and 2004, FPL incurred and deferred pursuant to an FPSC order a total of approximately $37 million in additional costs as a regulatory asset (included in regulatory assets - other) and, in 2005, accrued interest on the deferred amount at an FPSC-approved rate of 7.29%.  During 2005, FPL reduced the regulatory asset by the amount of the reduction in the decommissioning accrual approved by the FPSC in the 2005 rate agreement discussed below.  Effective January 1, 2006, the remaining balance of approximately $13 million was included in rate base and is being amortized over a four-year period and included in depreciation expense.  At December 31, 2006 the remaining balance was approximately $10 million.

In 2000, a bankruptcy court approved a $222.5 million settlement of a contract dispute between FPL and two qualifying facilities.  As approved by the FPSC, FPL recovered the cost of the settlement through the fuel and purchased power cost recovery clause (fuel clause) and capacity cost recovery clause (capacity clause) over a five-year period which began January 1, 2002.  The settlement cost is included in deferred clause and franchise expenses on FPL Group's and FPL's December 31, 2005 consolidated balance sheet.

If FPL were no longer subject to cost-based rate regulation, the regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  The continued applicability of FAS 71 is assessed at each reporting period.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables and amounted to approximately $122 million and $123 million at December 31, 2006 and 2005, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees, gross receipts taxes and beginning in 2005 a surcharge related to the recovery of storm restoration costs associated with the 2004 hurricanes (see Storm Reserve Deficiency).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income and were approximately $773 million, $604 million and $558 million in 2006, 2005 and 2004, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group's and FPL's consolidated balance sheets.

In 2005, the FPSC approved a stipulation and settlement agreement regarding FPL's retail base rates (2005 rate agreement), signed by FPL and all of the interveners in its 2005 rate case filing.   FPL expects the 2005 rate agreement to be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005 (2002 rate agreement).

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates will increase approximately $127 million on an annualized basis when a 1,144 megawatt (mw) natural gas-fired plant at FPL's Turkey Point site (Turkey Point Unit No. 5) is placed in service which is expected to occur in the second quarter of 2007.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap for 2007 and each succeeding year is established by increasing the prior year's threshold and cap by the sum of the following:  (i) the average annual growth rate in retail kwh sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.  The revenue sharing threshold and cap for 2007 is estimated to be $4,203 million and $4,373 million, respectively, and will be adjusted based on the actual incremental base revenues associated with Turkey Point Unit No. 5 going into service in the second quarter of 2007.

Under both the 2005 and 2002 rate agreements, the accrual for the refund associated with the revenue sharing mechanism is or was computed monthly for each twelve-month period of the rate agreement.  At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the threshold will be exceeded.  If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest.  In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount.  Under both the 2005 and 2002 rate agreements, the annual refund (including interest) is or was paid to customers as a credit to their February electric bill.  For the years ended December 31, 2006, 2005 and 2004, there were no refunds due to customers.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates are based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL suspended contributions of $20.3 million per year to its storm and property insurance reserve beginning in January 2006 and has the ability to recover prudently incurred storm restoration costs, either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

FPL does not have an authorized regulatory return on common equity (ROE) under the 2005 rate agreement for the purpose of addressing earnings levels.  For all other regulatory purposes, FPL has an ROE of 11.75%.  Under the 2005 rate agreement, the revenue sharing mechanism described above is the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

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

FPL Energy's revenue is recorded as electricity is delivered, which is when revenue is earned.  FPL Energy's retail energy business records unbilled revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled revenues are included in customer receivables and amounted to approximately $28 million and $30 million at December 31, 2006 and 2005, respectively.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2006, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 13%, 38% and 5%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of FPL Energy's generating facilities are encumbered by liens against their assets securing various financings.  The net book value of FPL Energy's assets serving as collateral was approximately $4.6 billion at December 31, 2006.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs).  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years.  Pursuant to the 2005 rate agreement, FPL implemented new depreciation rates on January 1, 2006 based on depreciation studies filed with the FPSC in March 2005.  Under the 2002 and 2005 rate agreements (see Revenues and Rates), FPL reduced depreciation by $125 million annually, which it has been doing since 2002.  The weighted annual composite depreciation rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning and dismantlement, was approximately 3.6%, 4.3% and 4.2% for 2006, 2005 and 2004, respectively.  These rates exclude the depreciation adjustments discussed above.  FPL Energy's electric plants in service less salvage value are depreciated primarily using the straight-line method over their estimated useful lives.  FPL Energy's effective depreciation rates, excluding decommissioning, were 4.1%, 3.9% and 3.9% for 2006, 2005 and 2004, respectively.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units.  FPL Group and FPL consolidate the lessor entity in accordance with FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," as revised (FIN 46(R)).  See Note 9 - FPL.

FPL Energy's nuclear units have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel.  See Note 16 - Contracts.  FPL Energy's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2006, 2005 and 2004, AFUDC was capitalized at a rate of 7.42%, 7.42% and 7.29%, respectively, and amounted to approximately $32 million, $41 million and $48 million, respectively.  See Note 16 - Commitments.

FPL's construction work in progress at December 31, 2006 includes construction materials, progress payments on major equipment contracts, third party engineering costs and other costs directly associated with the construction of various projects.  Upon completion of the projects, these costs are transferred to electric utility plant in service.  At December 31, 2006 and 2005, FPL recorded approximately $152 million and $156 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's and FPL's consolidated balance sheets.

FPL Energy capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant.  At December 31, 2006 and 2005, FPL Energy's capitalized development costs totaled approximately $22 million and $19 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets.  These costs include emission reduction credits, land rights and other third party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when the development of a project is no longer probable.

FPL Energy's construction work in progress includes construction materials, prepayments on turbine generators, third party engineering costs, capitalized interest and other costs directly associated with the construction and development of the project.  Interest capitalized on construction projects amounted to $17 million, $8 million and $43 million during 2006, 2005 and 2004, respectively.  FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric utility plant in service and other property.  At December 31, 2006 and 2005, FPL Energy recorded approximately $38 million and $73 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's consolidated balance sheets.

Asset Retirement Obligations - FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations under FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations."  See Note 15.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - Following are the components of FPL Group's and FPL's decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs:
	FPL

	Nuclear Decommissioning				Fossil Dismantlement				Interim Removal Costs and Other				FPL Energy		FPL Group

	December 31,				December 31,				December 31,				December 31,		December 31,

	2006		2005		2006		2005		2006		2005		2006	2005	2006	2005

	(millions)

Asset retirement obligations (ARO)	$1,540		$1,460		$30		$11		$2		$3		$248	$211	$1,820	$1,685
Less capitalized ARO asset net of
accumulated depreciation	55		57		5		2		-		1		-	-	60	60
Accrued asset removal costs (a)	192		178		279		277		1,573		1,578		-	-	2,044	2,033
Asset retirement obligation regulatory
expense difference (a)	864		770		4		16		-		-		-	-	868	786

Accrued decommissioning,
dismantlement and other accrued
asset removal costs	$2,541	(b)	$2,351	(b)	$308	(b)	$302	(b)	$1,575	(b)	$1,580	(b)	$248	$211	$4,672	$4,444

_____________________
(a)	Regulatory liability on FPL Group's and FPL's consolidated balance sheets.
(b)	Represents total amount accrued for ratemaking purposes.

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

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2005.  The studies filed in December 2005 support the suspension, effective September 2005, of the $79 million annual decommissioning accrual as provided for in the 2005 rate agreement.  These studies reflect FPL's current plans, under the extended operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be approximately $10.9 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2006 dollars, is estimated by the studies to aggregate $2.1 billion.

During 2006, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $80 million related to ARO accretion expense, approximately $2 million related to depreciation of the capitalized ARO asset and approximately $82 million to adjust the total accrual to reflect the suspension of the accrual by the FPSC effective September 1, 2005.  During 2005, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $112 million related to ARO accretion expense, approximately $7 million related to depreciation of the capitalized ARO asset, approximately $4 million related to the non-legal obligation included in accrued asset removal costs and approximately $70 million to adjust the total accrual to the $53 million approved by the FPSC for decommissioning expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2004, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $106 million related to ARO accretion expense, approximately $8 million related to depreciation of the capitalized ARO asset, approximately $6 million related to the non-legal obligation included in accrued asset removal costs and approximately $41 million to adjust the total accrual to the $79 million approved by the FPSC for decommissioning expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).

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

Fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years.  FPL's latest fossil fuel plant dismantlement studies became effective January 1, 2003.  The studies indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $668 million.  During 2006, with respect to costs associated with fossil dismantlement, FPL recognized approximately $1 million related to ARO accretion expense and depreciation of the capitalized ARO asset, approximately $17 million related to the non-legal obligation included in accrued asset removal costs and approximately $1 million to adjust the total accrual to the $19 million approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  FPL recognized fossil dismantlement expense of approximately $19 million in both 2005 and 2004, which is included in depreciation and amortization expense.

FPL Energy - FPL Energy records nuclear decommissioning liabilities for Seabrook Station (Seabrook) and Duane Arnold Energy Center (Duane Arnold) in accordance with FAS 143 and FIN 47.  See Note 15.  At December 31, 2006 and 2005, FPL Energy's ARO related to nuclear decommissioning totaled approximately $213 million and $189 million, respectively, reflecting the fair value of FPL Energy's ultimate decommissioning liability for Seabrook and Duane Arnold.  The fair value of the ultimate decommissioning liability as of December 31, 2006 was determined using various internal and external data.  FPL Energy's portion of the ultimate cost of decommissioning Seabrook and Duane Arnold, including costs associated with spent fuel storage, is approximately $4.3 billion, or $725 million expressed in 2006 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.

Seabrook's decommissioning funding plan is based on a comprehensive nuclear decommissioning study filed with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 2003 and is effective for four years.  Currently, there are no ongoing decommissioning funding requirements for Duane Arnold, however, the NRC has the authority to require additional funding in the future.  FPL Energy's portion of Seabrook's and Duane Arnold's restricted trust funds for the payment of future expenditures to decommission these plants is included in FPL Group's nuclear decommissioning reserve funds.  Marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value with market adjustments resulting in a corresponding adjustment to other comprehensive income (OCI).  All unrealized losses associated with marketable securities that are considered to be other-than-temporary are recognized as an expense in other - net in FPL Group's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  See Note 10.

Major Maintenance Costs - FPL Group and FPL adopted the Major Maintenance FSP effective December 31, 2006.  The Major Maintenance FSP eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities, and requires retrospective application to all prior periods presented.  Prior to adoption of the Major Maintenance FSP, FPL and FPL Energy utilized the accrue-in-advance method to account for certain planned major maintenance costs.  Upon adoption of the Major Maintenance FSP, FPL will continue to apply the accrue-in-advance method in accordance with regulatory treatment and has reclassified the accrual to a regulatory liability.  FPL Energy utilizes the deferral method to account for certain planned major maintenance costs.

FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The estimated costs for inspection and repair of FPL's four reactor vessel heads were deferred and were amortized on a levelized basis over a five-year period beginning in 2002 as authorized by the FPSC, and amounted to approximately $1 million in 2006, $11 million in 2005 and $10 million in 2004.  The accrued liability for nuclear maintenance costs, including those for the reactor vessel heads, at December 31, 2006 and 2005 totaled approximately $47 million and $79 million, respectively, and is included in regulatory liabilities - other.  For the years ended December 31, 2006, 2005 and 2004, FPL recognized approximately $79 million, $96 million and $97 million, respectively, in nuclear maintenance costs (including reactor vessel head inspection and repair costs) which are included in O&M expenses in FPL Group's and FPL's consolidated income statements.

FPL Energy's major maintenance costs for its combustion turbines are capitalized and amortized on a units of production method over the period from the end of the last outage to the beginning of the next planned outage.  FPL Energy's major maintenance costs for its nuclear generating units are capitalized and amortized on a straight-line basis over the period from the end of the last outage to the beginning of the next planned outage.  FPL Energy's deferred major maintenance costs totaled approximately $51 million and $22 million at December 31, 2006 and 2005, respectively, and are included in other assets.  For the years ended December 31, 2006, 2005 and 2004, FPL Energy recognized approximately $49 million, $38 million and $43 million in major maintenance costs which are included in O&M expenses in FPL Group's consolidated income statements.

As a result of the retrospective application of the Major Maintenance FSP, FPL Group's and FPL's consolidated balance sheet line items increased (decreased) by the following amounts:
	December 31, 2005

	FPL Group	FPL

	(millions)

Electric utility plant in service and other property	$(42)	$-
Other investments	$7	$-
Other assets	$21	$-
Common shareholders' equity (a)	$62	$-
Accumulated deferred income taxes	$37	$-
Regulatory liabilities - other	$75	$75
Other liabilities	$(188)	$(75)
_____________________
(a)	Common shareholders' equity at December 31, 2004 and January 1, 2004 increased by $46 million and $37 million, respectively.

As a result of the retrospective application of the Major Maintenance FSP, FPL Group's consolidated income statement line items increased (decreased) by the following amounts:
	December 31,

	2005	2004

	(millions, except per share amounts)
Other O&M expenses	$(26)	$(13)
Equity in earnings of equity method investees	$-	$2
Other - net	$-	$(1)
Income taxes	$10	$5
Net income	$16	$9
Earnings per share of common stock - basic	$0.04	$0.03
Earnings per share of common stock - assuming dilution	$0.05	$0.03

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2006 and 2005, FPL Group had approximately $218 million ($103 million for FPL) and $56 million (none for FPL), respectively, of restricted cash included in other current assets on FPL Group's and FPL's consolidated balance sheets, essentially all of which is restricted for margin collateral, debt service payments and O&M expenses.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is determined by multiplying the previous six months of revenues by a bad debt percentage, which represents an average of the past two years' actual write-offs.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  FPL Energy regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of revenue based on the historical bad debt write-off trends for its retail energy business and, when necessary, using the specific identification method for all other receivables.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  FPL Energy's materials, supplies and oil and gas inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered with a normal profit upon sale in the ordinary course of business.

Energy Trading - FPL Group provides full energy and capacity requirements services to distribution utilities and engages in energy trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at market value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 4.

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires enhanced fair value measurement disclosures.  The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities.  FPL Group and FPL will be required to adopt FAS 157 on January 1, 2008.  FPL Group and FPL are currently evaluating the impact of FAS 157.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial instruments at fair value.  The standard does not extend to non-financial instruments.  FPL Group and FPL will be required to adopt FAS 159 on January 1, 2008.  FPL Group and FPL are currently evaluating the impact of FAS 159.

Storm Reserve Deficiency - The storm reserve deficiency represents storm restoration costs incurred by FPL that exceeded the amounts in the storm and property insurance reserve and are probable of recovery through future rates.  The storm and property insurance reserve provided FPL coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants.  The storm restoration costs were associated with hurricanes and storms that affected FPL's service territory primarily in 2004 and 2005.  At December 31, 2006 and 2005, FPL's storm reserve deficiency totaled approximately $868 million and $1.1 billion, respectively, a portion of which is included in current assets.

In May 2006, the FPSC approved the issuance of up to $708 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes for the net-of-tax recovery by FPL of the estimated storm reserve deficiency, including interest, and for a storm and property insurance reserve of $200 million.  The unrecovered 2004 storm restoration costs are being recovered through a previously approved storm damage surcharge applied to retail customer bills since February 2005.  Once the bonds are issued, a surcharge to retail customers will be used for repayment of the outstanding bonds.  During 2006 and 2005, FPL billed to customers approximately $151 million and $155 million, respectively, through the storm damage surcharge, which is included in operating revenues on the consolidated statements of income.  A corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the consolidated statements of income.  FPL is working with the FPSC staff and its financial advisors to complete the issuance of the bonds.

In its May 2006 decision, the FPSC applied a different standard for recovery of 2005 storm costs than was used for the 2004 storm costs.  Accordingly, the FPSC made certain adjustments and disallowances to amounts sought to be recovered by FPL.  In addition, the FPSC allowed FPL to recover interest on 2005 storm restoration costs.  These adjustments and disallowances reduced FPL Group's and FPL's net income for the year ended December 31, 2006 by approximately $27 million, reduced FPL Group's and FPL's storm reserve deficiency by approximately $33 million and reduced FPL Group's and FPL's property, plant and equipment by approximately $11 million.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  See Note 5.

Goodwill and Other Intangible Assets - FPL Group's goodwill and other intangible assets are as follows:
	Weighted Average Useful Lives (Years)	December 31,

		2006	2005

		(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		17	-

Total goodwill		$89	$72

Other intangible assets:
Purchase power agreements	17	$59	$41
Customer lists	8	29	29
Other, primarily transmission and land rights, permits and licenses	30	58	53

Total		146	123
Less accumulated amortization		39	21

Total other intangible assets - net		$107	$102

FPL Energy has recorded goodwill in its merchant reporting unit related to the acquisition of Gexa Corp. in 2005 and in its wind reporting unit related to the acquisition of a wind modeling and analysis business in 2006.  The acquisitions were accounted for using the purchase method of accounting.  FPL Energy's other intangible assets are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2006, 2005 and 2004, amortization expense was approximately $12 million, $8 million and $13 million, respectively, and is expected to be approximately $12 million, $11 million, $10 million, $10 million and $10 million for 2007, 2008, 2009, 2010 and 2011, respectively.

FPL Energy's goodwill and other intangible assets are included in other assets on FPL Group's consolidated balance sheets.  In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill is assessed for impairment at least annually by applying a fair value-based test.  Other intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows in accordance with FAS 144.

Stock-Based Compensation - On January 1, 2006, FPL Group adopted FAS 123(R), "Share-Based Payment."  The statement requires costs related to share-based payment transactions to be recognized in the financial statements based on grant-date fair value.  Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," on January 1, 2004, the adoption of FAS 123(R) did not have a significant effect on FPL Group's financial statements.  See Note 12 - Stock-Based Compensation.

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

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between FPL Group and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary.  Any remaining consolidated income tax benefits or detriments are recorded at the corporate level.  Included in other regulatory assets on FPL Group's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules.  This amount totaled $26 million and $23 million at December 31, 2006 and 2005, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.  Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  At December 31, 2006 and 2005, the ITC amount was approximately $46 million and $62 million, respectively, and is included in other regulatory liabilities on FPL Group's and FPL's consolidated balance sheets.  Production tax credits (PTCs) are recognized as wind energy is generated based on a per kwh rate prescribed in applicable federal and state statutes.  PTCs generated by certain wind operations of FPL Energy are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  Accruals for estimated losses from federal and state income tax contingencies are established when it is probable that an income tax liability has been incurred and the amount of such loss is reasonably estimable.  See Note 6.

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

Variable Interest Entities (VIEs) - FIN 46, "Consolidation of Variable Interest Entities," as revised (FIN 46(R)), requires FPL Group and FPL to assess the variable interests they hold and determine if those entities are VIEs.  See Note 9.

2.  Merger

In December 2005, FPL Group and Constellation Energy Group, Inc. (Constellation Energy) entered into an agreement and plan of merger.  As a result of continued uncertainty over regulatory and judicial matters in Maryland, on October 24, 2006, FPL Group and Constellation Energy mutually agreed to terminate the proposed merger.  No termination fee is payable under the termination agreement unless Constellation Energy agrees with another party to a comparable transaction on or prior to September 30, 2007, in which case a fee will be payable to FPL Group by Constellation Energy.  FPL Group recorded approximately $23 million of merger-related costs in 2006, including the write-off of previously capitalized transaction costs.

3.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries, including Duane Arnold since January 2006.  FPL Group allocates net periodic pension benefit income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees.  FPL Group also has a supplemental executive retirement plan (SERP).  See Supplemental Retirement Plan below.  FPL Group allocates net periodic SERP benefit costs to its subsidiaries based upon actuarial calculations by participant.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  FPL Group allocates other benefits net periodic benefit costs to its subsidiaries based upon the number of eligible employees at each subsidiary.

Implementation of FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" - Effective December 31, 2006, FPL Group adopted the recognition and disclosure provisions of FAS 158, which requires the reporting of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations on the balance sheet as part of accumulated other comprehensive income.  Since FPL Group is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing the recognition and disclosure provisions of FAS 158 are reflected at FPL Group and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods is classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment as required by FAS 71.

As a result of implementing the recognition and disclosure provisions of FAS 158 as of December 31, 2006, FPL Group's consolidated balance sheet line items were increased by the following amounts (millions):
Assets:		Capitalization and liabilities:
Current assets		Common shareholders' equity (accumulated OCI)	$98
Regulatory assets - other	$3	Current liabilities
Other	5	Regulatory liabilities - pension	17
Other assets		Other	30
Pension plan assets - net	713	Other liabilities and deferred credits
Regulatory assets - other	44	Accumulated deferred income taxes	64

Total assets	$765	Regulatory liabilities - pension	531

		Other	25

		Total capitalization and liabilities	$765

Benefit Obligations - FPL Group uses a measurement date of September 30 for its pension and other benefits plans.  FAS 158 requires that FPL Group measure plan assets and liabilities as of its year end no later than December 31, 2008.  The following table provides a reconciliation of the changes in the benefit obligations of the plans:
	Pension Benefits		Other Benefits

	2006	2005	2006	2005

	(millions)

Obligation at October 1 of prior year	$1,599	$1,581	$435	$468
Service cost	51	52	6	8
Interest cost	87	87	23	25
Participant contributions	-	-	4	5
Plan amendments (a)	(1)	9	-	-
Duane Arnold acquisition	38	-	6	-
Actuarial (gains) losses - net	(36)	(27)	(12)	(42)
Benefit payments	(117)	(103)	(37)	(29)

Obligation at September 30	$1,621	$1,599	$425	$435

_____________________
(a)	Primarily relates to union negotiated credits, Internal Revenue Code (IRC) transfers and various SERP changes.

FPL Group's accumulated benefit obligation, which includes no assumption about future compensation levels, for its pension plans at September 30, 2006 and 2005 was $1,573 million and $1,548 million, respectively.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.
	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Discount rate	5.85%	5.50%	5.90%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

An 8% annual rate of increase in the per capita cost of covered medical benefits and a 10% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for 2007.  The rates are assumed to decrease gradually to 5% by 2013 and 2017 for medical and prescription drug benefits, respectively, and remain at that level thereafter.  Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $7 million and $6 million, respectively, at September 30, 2006.

Plan Assets - The following table provides a reconciliation of the fair value of assets of the plans.  Employer contributions and benefits paid in the table below include only those amounts contributed directly to, or paid directly from, plan assets.
	Pension Benefits		Other Benefits

	2006	2005	2006	2005

	(millions)

Fair value of plan assets at October 1 of prior year	$3,120	$2,907	$49	$50
Actual return on plan assets	250	331	1	2
Employer contributions (a)	1	6	30	21
Transfers for retiree medical expenses (b)	(24)	(21)	-	-
Duane Arnold acquisition	13	-	-	-
Participant contributions	-	-	5	5
Benefit payments	(117)	(103)	(37)	(29)

Fair value of plan assets at September 30	$3,243	$3,120	$48	$49

_____________________
(a)	FPL's portion of contributions related to other benefits was $27 million and $19 million for the years ended December 31, 2006 and 2005, respectively.
(b)	Represents amounts that were transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group pursuant to the provisions of the IRC.

FPL Group's current investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital.

FPL Group's pension plan fund has a strategic asset allocation that currently targets a mix of 45% equity investments, 45% fixed income investments and 10% convertible bonds.  The fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, utilizing a combination of different investment styles and vehicles.  The pension fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt security commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

With regard to its other benefits plans, FPL Group's policy is to fund claims as incurred during the year through FPL Group contributions, participant contributions and plan assets.  The other benefits plans' assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plans' fund has a strategic asset allocation that currently targets a mix of 60% equity investments and 40% fixed income investments.  The fund's investment strategy emphasizes traditional investments, diversified across the global equity and fixed income markets.  The fund's equity investments are comprised of assets classified as equity commingled vehicles.  Similarly, its fixed income investments are comprised of assets classified as debt security commingled vehicles.  These equity and debt commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

At September 30, the asset allocation for FPL Group's pension and other benefits funds were as follows:
	Pension Fund		Other Benefits Fund

	2006	2005	2006	2005

Asset Category

Equity	12%	12%	-%	36%
Equity commingled vehicles	35	39	66	21
Debt securities	26	30	-	1
Debt security commingled vehicles	19	19	34	42
Convertible bonds	8	-	-	-

Total	100%	100%	100%	100%

Funded Status - The following table reconciles the funded status of the plans to the amounts on the consolidated balance sheets:
	Pension Benefits		Other Benefits

	2006	2005	2006	2005

	(millions)

Fair value of plan assets	$3,243	$3,120	$48	$49
Benefit obligation	(1,621)	(1,599)	(425)	(435)

Funded status at September 30	1,622	1,521	(377)	(386)
Unrecognized prior service (benefit) cost	-	(14)	-	-
Unrecognized transition obligation	-	-	-	25
Unrecognized (gain) loss	-	(644)	-	43
Other	(26)	(23)	6	10

Prepaid (accrued) benefit cost at FPL Group at December 31	$1,596	$840	$(371)	$(308)

Prepaid (accrued) benefit cost at FPL at December 31	$851	$798	$(286)	$(282)

FPL Group's and FPL's prepaid (accrued) benefit cost shown above are included in the consolidated balance sheets as follows:
	FPL Group				FPL

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	2006	2005	2006	2005	2006	2005	2006	2005

	(millions)

Pension plan assets - net	$1,608	$849	$-	$-	$857	$802	$-	$-
Accrued benefit cost included
in other liabilities	(12)	(14)	(371)	(308)	(6)	(5)	(286)	(282)
Intangible asset included
in other assets	-	3	-	-	-	1	-	-
Accumulated other
comprehensive income	-	2	-	-	-	-	-	-

Prepaid (accrued) benefit cost
at December 31	$1,596	$840	$(371)	$(308)	$851	$798	$(286)	$(282)

FPL Group's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:
	December 31, 2006

	Pension Benefits	Other Benefits

	(millions)
Components of accumulated other comprehensive income:
Unrecognized prior service benefit (cost)
(net of $1 tax expense)	$1	$-
Unrecognized transition obligation
(net of $1 tax benefit)	-	(2)
Unrecognized gain (loss)
(net of $63 tax expense and $4 tax benefit, respectively)	100	(1)

Total (a)	$101	$(3)

_____________________
(a)		Approximately $4 million of gains will be reclassified into earnings within the next 12 months.

FPL Group's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:
	December 31, 2006

	Regulatory Liabilities (Pension)		Regulatory Assets (SERP and Other)

	(millions)

Unrecognized prior service (benefit) cost	$(10)		$2
Unrecognized transition obligation	-		17
Unrecognized (gain) loss	(538)		27

Total	$(548	) (a)	$46	(b)

_____________________
(a)	Approximately $3 million of prior service benefits and $14 million of gains will be reclassified into earnings within the next 12 months.
(b)	Approximately $3 million of transition obligations will be reclassified into earnings within the next 12 months.

Expected Cash Flows - In December 2006, $26 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the IRC.  FPL Group anticipates paying approximately $29 million for eligible retiree medical expenses on behalf of the other benefits plan during 2007 with substantially all amounts being reimbursed through a transfer of assets from the qualified pension plan pursuant to the provisions of the IRC.

The following table provides information about gross benefit payments expected to be paid by the plans for each of the following calendar years:
	Pension Benefits	Other Benefits

	(millions)

2007	$123	$37
2008	$129	$39
2009	$137	$40
2010	$140	$40
2011	$146	$39
2012-2016	$759	$176

Net Periodic Cost - The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

	(millions)

Service cost	$51	$52	$52	$6	$8	$8
Interest cost	86	87	84	23	25	27
Expected return on plan assets	(213)	(211)	(207)	(3)	(3)	(4)
Amortization of transition (asset) obligation	-	-	(23)	4	3	3
Amortization of prior service benefit	(5)	(5)	(5)	-	-	-
Amortization of (gains) losses	(16)	(15)	(21)	-	4	5
Other	-	3	-	2	-	-

Net periodic benefit (income) cost at FPL Group	$(97)	$(89)	$(120)	$32	$37	$39

Net periodic benefit (income) cost at FPL	$(80)	$(71)	$(97)	$28	$32	$35

The following table provides the weighted-average assumptions used to determine net periodic benefit (income) cost for the plans:
	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return (a)	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
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

Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have affected the total service and interest cost recognized at September 30, 2006 by less than $1 million.

Supplemental Retirement Plan - FPL Group has a SERP which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the preceding tables and was not material to FPL Group's financial statements for the years ended December 31, 2006, 2005 and 2004.  The projected benefit obligation is included in the pension benefits obligation in the preceding tables and amounted to $12 million and $21 million for FPL Group at December 31, 2006 and 2005, respectively.  Further, the accumulated benefit obligation was $6 million and $13 million for FPL Group ($5 million and $6 million for FPL) at December 31, 2006 and 2005, respectively.

FPL Group established a trust to provide assets that may be used for the benefits payable under the non-qualified supplemental defined benefit pension component of the SERP.  The trust is irrevocable and, although subject to creditors' claims, assets contributed to the trust can only be used to pay such benefits with certain exceptions.  These assets are included in other investments on the consolidated balance sheets and amounted to $5 million for FPL Group ($3 million for FPL) at both December 31, 2006 and 2005.

Employee Contribution Plans - FPL Group offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  FPL Group makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $32 million, $27 million and $27 million for FPL Group ($26 million, $25 million and $23 million for FPL) for years ended December 31, 2006, 2005 and 2004, respectively.  See Note 12 - Employee Stock Ownership Plan (ESOP).

4.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the consolidated balance sheets as follows:
	FPL Group		FPL

	December 31,		December 31,

	2006	2005	2006	2005

	(millions)
Current derivative assets	$376	$1,074	$4	$828
Other assets	78	62	-	-
Current derivative liabilities	(1,144)	(463)	(780)	-
Other liabilities	(107)	(387)	(1)	-

Total mark-to-market derivative instrument
assets (liabilities)	$(797)	$286	$(777)	$828

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group uses derivatives to optimize the value of power generation assets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred.  Transactions for which physical delivery is deemed to have not occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At December 31, 2006, FPL Group had cash flow hedges with expiration dates through December 2011 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through November 2019.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized losses on these hedges flows through earnings in the current period and amounted to $31 million, $33 million and $7 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees are as follows:
	Years Ended December 31,

	2006	2005	2004

	(millions)

Consolidated subsidiaries	$173	$(191)	$(23)
Equity method investees	$(24)	$1	$13

5.  Restructuring and Impairment Charges

FPL Energy - During the fourth quarter of 2006, FPL Energy recorded an impairment charge of approximately $8 million ($4 million after-tax), related to a coal plant in California, the fair value of which was determined based on a discounted cash flow analysis.  The impairment charge is related to unfavorable market pricing and accelerated equipment deterioration due to a design flaw in the steam boiler and fluctuations in output requirements.

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

Restructuring charges in 2004 reflect contract restructuring to take advantage of changed market conditions.  FPL Energy recorded a net gain of approximately $52 million ($31 million after-tax) related to the termination of a gas supply contract and a steam agreement at one of its investments in joint ventures.  These agreements were terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.  In addition, FPL Energy recorded an impairment loss of approximately $47 million ($29 million after-tax) to write down its investment in a combined-cycle power plant in Texas to its fair value as a result of agreeing to sell its interest in the project.  The sale was completed in the second quarter of 2004.  The results of the above transactions are reflected in equity in earnings of equity method investees in FPL Group's consolidated statements of income.  Also in 2004, FPL Energy restructured a steam sales agreement on a natural gas-fired facility in Pennsylvania due to a downturn in market conditions where the plant is operating.  The restructuring resulted in a loss of approximately $81 million ($48 million after-tax) which includes the write-off of an auxiliary boiler of approximately $33 million and a $48 million contract termination payment which was included in other current liabilities on FPL Group's consolidated balance sheet at December 31, 2004 and was paid in 2005.

Corporate and Other - In light of recent significant changes in the business climate, FPL FiberNet, LLC (FPL FiberNet) performed an impairment analysis in the fourth quarter of 2006 and concluded that an impairment charge related to its metropolitan (metro) market assets, primarily property, plant and equipment and inventory, was necessary.  The business climate changes include customer consolidations, migration to a more efficient form of networking technology and lack of future benefits to be achieved through competitive pricing, all of which have a negative impact on the value of FPL FiberNet's metro market assets.  While the metro market business is expected to continue to generate positive cash flows, management's expectation of the rate of future growth in cash flow has been reduced as a result of these business climate changes.  Accordingly, FPL FiberNet recorded an impairment charge of $98 million ($60 million after-tax) based on a discounted cash flow analysis.

6.  Income Taxes

The components of income taxes are as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

	(millions)
Federal:
Current	$4	$26	$(207)	$360	$(80)	$(125)
Deferred	376	234	469	12	445	490
ITC	(16)	(19)	(20)	(16)	(19)	(20)

Total federal	364	241	242	356	346	345

State:
Current	15	(67)	66	53	(24)	-
Deferred	18	108	(36)	15	86	64

Total state	33	41	30	68	62	64

Total income taxes	$397	$282	$272	$424	$408	$409

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	1.3	2.3	1.7	3.6	3.5	3.6
Allowance for other funds used during construction	(0.5)	(1.0)	(1.1)	(0.7)	(1.0)	(1.1)
Amortization of ITC	(0.9)	(1.6)	(1.7)	(1.3)	(1.7)	(1.7)
PTCs - FPL Energy	(9.9)	(10.5)	(9.1)	-	-	-
Manufacturers' deduction	(0.6)	-	-	(1.0)	-	-
Amortization of deferred regulatory credit - income taxes	(0.3)	(0.6)	(0.6)	(0.4)	(0.6)	(0.6)
Adjustments of prior years' tax matters	-	-	(0.9)	-	-	(0.2)
Other - net	(0.4)	0.3	-	(0.6)	0.1	0.3

Effective income tax rate	23.7%	23.9%	23.3%	34.6%	35.3%	35.3%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:
	FPL Group		FPL

	December 31,		December 31,

	2006	2005	2006	2005

	(millions)
Deferred tax liabilities:
Property-related	$4,663	$4,338	$3,293	$3,176
Investment-related	164	177	-	-
Pension	617	324	330	310
Deferred fuel costs	56	406	56	406
Storm reserve deficiency	311	417	311	417
Other	413	347	138	156

Total deferred tax liabilities	6,224	6,009	4,128	4,465

Deferred tax assets and valuation allowance:
Decommissioning reserves	277	268	277	268
Postretirement benefits	383	130	125	120
Net operating loss carryforwards	80	679	-	381
Tax credit carryforwards	509	404	-	-
ARO and asset removal cost	815	803	725	725
Other	764	931	429	428
Valuation allowance	(36)	(35)	-	-

Net deferred tax assets	2,792	3,180	1,556	1,922

Net accumulated deferred income taxes	$3,432	$2,829	$2,572	$2,543

Deferred tax liabilities associated with property-related and investment-related assets reflect additional first year depreciation as allowed by tax legislation.  During 2006, 2005 and 2004, FPL Group recognized net tax benefits of approximately $36 million, $25 million and $30 million, respectively, primarily related to certain state tax benefits resulting from the growth of FPL Energy throughout the United States and, in 2004, from the resolution of various tax issues.  Valuation allowances for 2006 and 2005 relate to the deferral of PTCs and operating loss carryforwards.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
	FPL Group		FPL

	December 31,		December 31,

	2006	2005	2006	2005

	(millions)
Other current assets	$1	$223	$-	$104
Other current liabilities	1	-	11	-
Accumulated deferred income taxes	3,432	3,052	2,561	2,647

Net accumulated deferred income taxes	$3,432	$2,829	$2,572	$2,543

The components of FPL Group's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2006 are as follows:
	Amount	Expiration Dates

	(millions)

Net operating loss carryforwards - state	$80	2007-2026

Tax credit carryforwards:
Federal	$481	2022-2026
State	28	2009-2014

Total tax credit carryforwards	$509

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  The interpretation prescribes a more-likely-than-not recognition threshold and establishes measurement requirements for financial statement reporting of an entity's income tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  FPL Group and FPL are currently evaluating the impact of FIN 48.

7.  Comprehensive Income

The following table provides the components of comprehensive income and accumulated other comprehensive income (loss):
		Accumulated Other Comprehensive Income (Loss)

	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges		Pension and Other Benefits		Other	Total	Comprehensive Income

	(millions)

Balances, December 31, 2003		$(10)		$-		$14	$4
Net income of FPL Group	$896							$896
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $40 tax benefit)		(61)		-		-	(61)	(61)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $4 tax benefit)		(6)		-		-	(6)	(6)
Reclassification from OCI to net income
(net of $6 tax expense)		10		-		-	10	10
Net unrealized gains on available for sale securities
(net of $4 tax expense)		-		-		7	7	7

Balances, December 31, 2004		(67)		-		21	(46)	$846

Net income of FPL Group	$901							$901
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $143 tax benefit)		(209)		-		-	(209)	(209)
Reclassification from OCI to net income
(net of $37 tax expense)		55		-		-	55	55
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains
(net of $3 tax expense)		4		-		-	4	4
Reclassification from OCI to net income
(net of $1 tax expense)		2		-		-	2	2
Net unrealized losses on available for sale securities
(net of $0.4 tax benefit)		-		-		(1)	(1)	(1)
SERP liability adjustment
(net of $2 tax expense)		-		-		2	2	2

Balances, December 31, 2005		(215)		-		22	(193)	$754

Net income of FPL Group	$1,281							$1,281
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gain
(net of $106 tax expense)		155		-		-	155	155
Reclassification from OCI to net income
(net of $23 tax expense)		34		-		-	34	34
Net unrealized gains (losses) on interest rate cash flow hedges:
Reclassification from OCI to net income
(net of $0.6 tax expense)		1		-		-	1	1
Net unrealized gains on available for sale securities
(net of $12 tax expense)		-		-		19	19	19
SERP liability adjustment
(net of $1 tax expense)		-		-		1	1	1
Defined benefit pension and other benefit plans
(net of $59 tax expense)		-		98		-	98	-

Balances, December 31, 2006		$(25	) (a)	$98	(b)	$42	$115	$1,491

_____________________
(a)

Approximately $19 million of losses included in FPL Group's accumulated other comprehensive income at December 31, 2006 will be reclassified into earnings within the next 12 months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.

(b)								Approximately $4 million of gains included in FPL Group's accumulated other comprehensive income at December 31, 2006 will be reclassified into earnings within the next 12 months.

8.  Jointly-Owned Electric Plants

Certain FPL Group subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  FPL and FPL Energy are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and income statement captions.  FPL Group's and FPL's share of direct expenses for these facilities are included in fuel, purchased power and interchange, other operations and maintenance, depreciation and amortization and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income.

FPL Group's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:
	December 31, 2006

	Ownership Interest	Gross Investment	Accumulated Depreciation	Construction Work in Progress

	(millions)

FPL:
St. Lucie Unit No. 2	85%	$1,196	$766	$141
St. Johns River Power Park units and
coal terminal	20%	$330	$202	$5
Scherer Unit No. 4	76%	$591	$373	$-
Transmission substation assets located
in Seabrook, New Hampshire	88.23%	$30	$11	$-
FPL Energy:
Duane Arnold (a)	70%	$344	$17	$16
Seabrook	88.23%	$948	$185	$23
Wyman Station Unit No. 4	65.10%	$78	$28	$1
_____________________
(a)

In January 2006, FPL Energy purchased a 70% interest in Duane Arnold, a nuclear power plant, for a net purchase price of approximately $350 million.  The other significant assets acquired and liabilities assumed include nuclear fuel and inventory, as well as certain funds and obligations related to nuclear decommissioning of the plant.

9.  Variable Interest Entities

FIN 46(R) requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would not consolidate VIEs in which it has a majority ownership interest when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets, excluding variable interests, change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  FPL Group has two VIEs which it consolidates.

In April 2006, the FASB issued FSP FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)," which states that the variability to be considered when applying FIN 46(R) to determine whether an entity is a variable interest entity should be based on an analysis of the design of the entity which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders.  The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity.  The effective date of FSP FIN 46(R)-6 was July 1, 2006 and was applied prospectively.  The adoption of FSP FIN 46(R)-6 did not have a significant impact on the financial statements of FPL Group or FPL.

FPL - FPL consolidates a VIE from which it leases nuclear fuel for its nuclear units.  For ratemaking purposes, these leases are treated as operating leases.  For financial reporting, the cost of nuclear fuel is capitalized and amortized to fuel expense on a unit of production method except for the interest component, which is recorded as interest expense.  These charges, as well as a charge for spent nuclear fuel, are recovered through the fuel clause.  FPL makes quarterly payments to the lessor for the lease commitments.  The lessor has issued commercial paper to fund the procurement of nuclear fuel and has established two revolving credit facilities to support its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the lessor under the credit facilities.  Under certain lease termination circumstances, the associated debt ($221 million at December 31, 2006), which was recorded in commercial paper on FPL Group's and FPL's consolidated balance sheets, would become due.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a net carrying value of $204 million and $180 million at December 31, 2006 and 2005, respectively.

FPL identified two potential VIEs, both of which are considered qualifying facilities (QFs) as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the projects.  FPL entered into a power purchase agreement (PPA) with one of the projects in 1990 to purchase substantially all of the project's electrical output over a substantial portion of its estimated useful life.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which was determined at the time the PPA was executed, and was based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The avoided cost is the incremental cost to the utility of the electric energy or capacity, or both, which is avoided by neither generating the electricity nor purchasing it from another source.  The project has a capacity of 250 mw.  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2006, 2005 and 2004, FPL purchased 1,672,106 mwh, 1,813,114 mwh and 1,802,467 mwh, respectively, from the project at a total cost of approximately $147 million, $144 million and $141 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.  FPL also entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  In November 2004, FPL and the Facility reached an agreement to change the index related to the energy payment, triggering a new analysis under FIN 46(R).  FPL determined that (a) the Facility is a VIE and (b) the PPA represents a variable interest in the Facility.  However, FPL determined that it is not the Facility's primary beneficiary.  During the first quarter of 2005, a change in ownership of the Facility occurred, triggering the need to reevaluate whether the Facility is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the Facility contains no provisions which legally obligate the Facility to release this information to FPL.  During the years ended December 31, 2006, 2005 and 2004, FPL purchased 2,090,088 mwh, 2,332,000 mwh and 2,265,371 mwh, respectively, from the Facility at a total cost of approximately $200 million, $191 million and $186 million, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the Facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Facility in order to determine if it is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.

FPL Energy - FPL Energy consolidates a subsidiary that leases a 550 mw combined-cycle power generation plant through the end of 2007 from a special purpose entity (SPE).  The FPL Energy subsidiary's quarterly lease payments are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs.  The FPL Energy subsidiary has the option to purchase the plant at any time during the remaining lease term for 100% of the outstanding principal balance of the loans and equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents.  However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase the plant for the same cost.  If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee must be paid, and the plant will be sold.  Any sale proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary.  FPL Group Capital has guaranteed certain obligations of the FPL Energy subsidiary under the lease agreement.  The assets of the lessor primarily consist of the power generation plant, which had a net carrying value of $317 million and $325 million at December 31, 2006 and 2005, respectively, and is reported in electric utility plant in service and other property in FPL Group's consolidated balance sheets.  The liabilities of the lessor consist primarily of debt (which is secured by the power generation plant), which had a carrying value of $327 million and $333 million at December 31, 2006 and 2005, respectively, and is reported in current maturities of long-term debt and in long-term debt in FPL Group's consolidated balance sheets.  The equity interests of the lessor not owned by the FPL Energy subsidiary are reported as minority interest.  Pursuant to the terms of the lease, FPL Energy expects to purchase the 550 mw combined-cycle power generation plant from the SPE by repaying the existing debt when the lease expires on December 31, 2007.

FPL Group - In March 2004, a trust created by FPL Group sold 12 million 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46(R).  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044, from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46(R).  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its consolidated balance sheets.  See Note 11 - FPL Group.

10.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate fair values.  At December 31, 2006 and 2005, other investments of FPL Group, not included in the table below, included financial instruments of approximately $50 million and $43 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.  See Note 11.

The following estimates of the fair value of financial instruments have been made using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.
	December 31, 2006			December 31, 2005

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$11,236	$11,314	(a)	$9,443	$9,540	(a)
Nuclear decommissioning reserve funds	$2,824	$2,824	(b)	$2,401	$2,401	(b)
Other investments	$93	$93	(b)	$80	$80	(b)
Interest rate swaps - net unrealized gain (loss)	$6	$6	(c)	$(9)	$(9	) (c)

FPL:
Long-term debt, including current maturities	$4,214	$4,208	(a)	$3,406	$3,416	(a)
Nuclear decommissioning reserve funds	$2,264	$2,264	(b)	$2,083	$2,083	(b)
_____________________
(a)				Based on market prices provided by external sources.
(b)				Based on quoted market prices for these or similar issues.
(c)				Based on market prices modeled internally.

Nuclear Decommissioning Reserve Funds and Other Investments - Securities held in the nuclear decommissioning reserve funds and other investments are carried at estimated fair value based on quoted market prices.  FPL Group's nuclear decommissioning funds consist of approximately 49% equity securities and 51% municipal, government, corporate and mortgage- and other asset-backed debt securities (45% and 55% for FPL, respectively) with a weighted-average maturity of approximately 8 years at December 31, 2006 for both FPL Group and FPL.  All of FPL Group's other investments consist of debt securities.  The cost of securities sold is determined on the specific identification method.

The following tables provide the nuclear decommissioning and storm reserve funds and other investments approximate gains and losses and proceeds from the sale of securities:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2006	2005	2004	2006	2005	2004

	(millions)

Realized gains	$51	$18	$11	$39	$14	$9
Realized losses	$38	$17	$13	$35	$16	$12
Proceeds from sale of securities	$3,231	$2,937	$2,341	$2,673	$2,767	$2,290

The following tables provide the unrealized gains and losses for the nuclear decommissioning reserve funds and other investments.
	FPL Group		FPL

	December 31,		December 31,

	2006	2005	2006	2005

	(millions)

Unrealized gains
Equity securities	$522	$382	$452	$342
Debt securities	$31	$27	$30	$26
Unrealized losses (a)
Equity securities	$-	$1	$-	$-
Debt securities	$-	$4	$-	$3
_____________________
(a)

At December 31, 2006, FPL Group and FPL considered all unrealized losses to be other than temporary.  Such amounts were not material and, for subsidiaries other than FPL, amounts were recorded in other - net in the consolidated statements of income.  For accounting treatment description, see Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning trust funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or other mutual funds.  Similar restrictions applicable to the decommissioning trust fund for FPL Energy's nuclear plants are contained in the NRC operating licenses for those facilities.  NRC regulations applicable to NRC licensees not in cost-of-service environments require similar investment restrictions.  The NRC's regulations permit licensees with operating licenses containing conditions restricting the use of decommissioning trust funds to rely on those conditions in lieu of compliance with NRC regulations.  FPL Energy's nuclear plants contain such restrictions in their NRC operating licenses.  With respect to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant, decommissioning trust fund contributions and withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL.  The funds' assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

Interest Rate Swaps - FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2006, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$300	November 2004	February 2007	variable (a)	4.086%		$(2)
	$275	December 2004	February 2007	variable (b)	4.086%		(2)

Total fair value hedges							(4)

Cash flow hedges - FPL Energy:
	$87	August 2002	December 2007	4.410%	variable	(c)	1
	$172	August 2003	November 2007	3.557%	variable	(c)	2
	$5	February 2005	June 2008	4.255%	variable	(c)	1
	$78	December 2003	December 2017	4.245%	variable	(c)	3
	$26	April 2004	December 2017	3.845%	variable	(c)	1
	$234	December 2005	November 2019	4.905%	variable	(c)	2

Total cash flow hedges							10

Total interest rate hedges							$6

_____________________
(a)	Three-month LIBOR plus 0.50577%
(b)	Three-month LIBOR plus 0.4025%
(c)	Three-month LIBOR

In January 2007, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 5.39% on approximately $547 million of its variable rate limited recourse debt in order to limit cash flow exposure.

11.  Investments in Partnerships and Joint Ventures

FPL Energy - FPL Energy has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers.  At December 31, 2006 and 2005, FPL Energy's investment in partnerships and joint ventures totaled approximately $361 million and $320 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets.  FPL Energy's interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2006, the principal operating entities included in FPL Energy's investments in partnerships and joint ventures were Northeast Energy, LP, Cherokee County Cogeneration Partners, LP, TPC Windfarms LLC, Mojave 16/17/18 LLC and Luz Solar Partners LTD., and in 2005 included Green Ridge Power, LLC and Windpower Partners 1993, L.P.  FPL Energy acquired an additional ownership interest in Green Ridge Power, LLC and Windpower Partners 1993, L.P. in 2006 and now accounts for their operations in the consolidated financial statements.

Summarized combined information for these principal entities is as follows:
	2006	2005

	(millions)

Net income	$136	$180
Total assets	$1,177	$1,367
Total liabilities	$638	$729
Partners'/members' equity	$539	$638

FPL Energy's share of underlying equity in the principal entities	$269	$318
Difference between investment carrying amount and underlying equity in net assets (a)	(23)	(32)

FPL Energy's investment carrying amount for the principal entities	$246	$286

____________________
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of FPL Energy provide services to the partnerships and joint ventures, including O&M expenses and business management services.  FPL Group's operating revenues for the years ended December 31, 2006, 2005 and 2004 include approximately $20 million, $19 million and $16 million, respectively, related to such services.  The net receivables at December 31, 2006 and 2005, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $21 million and $65 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $24 million and $21 million at December 31, 2006 and 2005, respectively, due from partnerships and joint ventures in which FPL Energy has an ownership interest.  The notes receivable balance at December 31, 2006 and 2005 mature in 2008 through 2011 and the majority bear interest at a fixed rate of 8.5%.  Interest income related to notes receivable totaled approximately $2 million, $7 million and $7 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in interest income in FPL Group's consolidated statements of income.  Interest receivable associated with these notes as of December 31, 2006 and 2005 was not material.

In addition, FPL Energy owns an equity interest in Karaha Bodas Company, LLC (KBC) which totals approximately $90 million at December 31, 2006 and is included in the $361 million of investment in partnerships and joint ventures discussed above.  During 2006, KBC received approximately $290 million as a result of a court judgment against Indonesia's state-owned oil/energy company to recover KBC's investment in a project suspended indefinitely by the Indonesian government in 1998 and for lost profits.  All appeals with respect to the judgment have been exhausted.  FPL Energy's portion of the final judgment, or approximately $97 million pretax, is included in equity in earnings of equity method investees in FPL Group's consolidated statements of income for 2006.  During 2006, KBC distributed approximately $7 million of the judgment funds to FPL Energy, and in mid-February 2007, KBC distributed the remaining amount of approximately $90 million to FPL Energy.  See Note 16 - Litigation for a discussion of KBC litigation.

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

12.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Years Ended December 31,

	2006	2005	2004

	(millions, except per share amounts)

Numerator - net income	$1,281	$901	$896

Denominator:
Weighted-average number of common shares outstanding - basic	393.5	380.1	358.6
Restricted stock, performance share awards, options, warrants and equity units (a)	3.0	5.6	3.1

Weighted-average number of common shares outstanding - assuming dilution	396.5	385.7	361.7

Earnings per share of common stock:
Basic	$3.25	$2.37	$2.50
Assuming dilution	$3.23	$2.34	$2.48
_____________________
(a)

Performance share awards are included in diluted weighted-average number of shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, options, warrants and equity units (known as Corporate Units, see Note 14) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

In 2006, 2005 and 2004, there were no securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

Employee Stock Ownership Plan (ESOP) - The employee thrift plans of FPL Group include a leveraged ESOP feature.  Shares of common stock held by the trust for the thrift plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by a subsidiary of FPL Group Capital.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense of approximately $32 million, $27 million and $27 million in 2006, 2005 and 2004, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2006 was approximately $125 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group common stock at December 31, 2006 was approximately $470 million.

Stock-Based Compensation - Effective January 1, 2006, FPL Group adopted FAS 123(R) using the modified prospective application transition method.  Accordingly, the consolidated balance sheet as of December 31, 2005, the consolidated statements of income for the years ended December 31, 2005 and 2004 and the consolidated statements of cash flows for the years ended December 31, 2005 and 2004 do not reflect any restated amounts.  Because FPL Group adopted the fair value recognition provisions of FAS 123 in 2004, the adoption of FAS 123(R) did not have a significant effect on FPL Group's financial statements.

Net income for the years ended December 31, 2006, 2005 and 2004 includes approximately $34 million, $30 million and $27 million, respectively, of compensation costs and $13 million, $12 million and $10 million, respectively, of income tax benefits related to stock-based compensation arrangements.  As of December 31, 2006, there were approximately $41 million of unrecognized compensation costs related to nonvested/nonexercisable share-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.7 years.  For awards granted subsequent to December 31, 2005, compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  For awards granted prior to that date, compensation costs for awards with graded vesting are recognized using the graded vesting attribution method.

At December 31, 2006, approximately 26.6 million shares of common stock were authorized and 17.8 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's amended and restated long-term incentive plan (LTIP) and amended and restated non-employee directors stock plan.  FPL Group satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  FPL Group satisfies stock option exercises by issuing new shares of its common stock.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of FPL Group common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated based upon the closing market price of FPL Group common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up at vesting based on actual performance.

The activity in restricted stock and performance share awards for the year ended December 31, 2006 was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted Stock:
Nonvested balance, January 1, 2006	1,022,545	$35.54
Granted	401,389	$41.98
Vested	(365,232)	$33.18
Forfeited	(26,966)	$41.47

Nonvested balance, December 31, 2006	1,031,736	$38.71

Performance Share Awards:
Nonvested balance, January 1, 2006	1,145,502	$29.88
Granted	581,978	$34.08
Vested	(574,947)	$26.73
Forfeited	(19,150)	$34.04

Nonvested balance, December 31, 2006	1,133,383	$33.55

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2005 and 2004 was $39.93 and $32.58, respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2005 and 2004 was $34.75 and $29.18, respectively.

The total fair value of restricted stock and performance share awards vested was $40 million, $23 million and $13 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of FPL Group common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:
	2006	2005	2004

Expected volatility (a)	19.56%	20.00%	20.11%
Expected dividends	3.40%	3.68%	3.93%
Expected term (years) (b)	6	7	7
Risk-free rate	4.60%	4.08%	3.78%
_____________________
(a)	Based on historical experience.
(b)	In 2006, FPL Group elected to use the "simplified" method to calculate the expected term. In 2005, the expected term was derived from historical experience.

Option activity for the year ended December 31, 2006 was as follows:
	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balances, January 1, 2006	7,228,617	$29.42
Granted	334,500	$41.76
Exercised	(1,178,321)	$28.69
Forfeited	(10,995)	$28.38
Expired	(29,000)	$27.87

Balance, December 31, 2006	6,344,801	$30.22	5.8	$154

Exercisable, December 31, 2006	5,572,969	$29.15	5.4	$141

The weighted-average grant date fair value of options granted was $7.46, $6.30 and $5.10 per share for the years ended December 31, 2006, 2005 and 2004, respectively.

The total intrinsic value of stock options exercised was approximately $21 million, $27 million and $6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash received from option exercises was approximately $34 million, $60 million and $29 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The tax benefits realized from options exercised were approximately $6 million, $10 million and $2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other - In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas.  Each share of Gexa Corp.'s outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa Corp.'s options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa Corp. was approximately $73 million, payable in shares of FPL Group common stock.  At December 31, 2006, there were Gexa Corp. options and warrants outstanding for a total of 123,134 shares of FPL Group common stock.

As a result of certain employees voluntarily electing to convert a cash bonus, net of taxes, into fully-vested shares of FPL Group common stock, approximately 36 thousand common shares were issued under the LTIP during 2004.

13.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value.  None of FPL Group's preferred shares were outstanding as of December 31, 2006 or 2005.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of cumulative preferred stock, no par value.  None of FPL's preferred shares were outstanding as of December 31, 2006 or 2005.  In January 2004, FPL sold 200,000 shares of 4 1/2% Series V preferred stock with an aggregate par value of $20 million to FPL Group.  In January 2005, FPL redeemed all 250,000 shares of its $100 Par Value 4 1/2% (Series A and Series V) preferred stock outstanding at December 31, 2004.

14.  Debt

Long-term debt consists of the following:

	December 31,

	2006	2005

FPL:	(millions)
First mortgage bonds:
Maturing 2008 through 2013 - 4.85% to 6.00%	$825	$825
Maturing 2033 through 2037 - 4.95% to 6.20%	2,540	1,840
Medium-term note - maturing 2006 - 2.34%	-	135
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020
through 2029 - variable, 4.0% and 3.5% weighted-average annual interest rates, respectively	633	633
Term loan - maturing 2008 - variable, 5.6% weighted-average annual interest rate	250	-
Unamortized discount	(34)	(27)

Total long-term debt of FPL	4,214	3,406
Less current maturities of long-term debt	-	135

Long-term debt of FPL, excluding current maturities	4,214	3,271

FPL Group Capital:
Debentures - maturing 2006 through 2011 - 3 1/4% to 7 5/8%	2,300	2,800
Debentures, related to FPL Group's equity units - maturing 2008 - 5.551% (a)	506	506
Junior Subordinated Debentures - maturing 2044 through 2066 - 5 7/8% to 6.60%	1,009	309
Term loan - maturing 2008 - variable, 5.6% weighted-average annual interest rate	150	-
Fair value swaps (see Note 10)	(2)	(15)
Unamortized discount	(3)	(3)

Total long-term debt of FPL Group Capital	3,960	3,597
Less current maturities of long-term debt	1,075	1,100
Less fair value swap on current maturities of long-term debt (see Note 10)	(2)	(7)

Long-term debt of FPL Group Capital, excluding current maturities	2,887	2,504

FPL Energy:
Senior secured limited recourse bonds - maturing 2017 through 2024 - 5.608% to 7.52%	1,091	1,189
Senior secured limited recourse notes - maturing 2020 through 2031 - 6.665% to 7.11%	310	107
Other long-term debt - maturing 2007 through 2022 - primarily limited recourse and
variable, 6.8% and 5.8% weighted-average annual interest rates, respectively	1,661	1,144

Total long-term debt of FPL Energy	3,062	2,440
Less current maturities of long-term debt	572	176

Long-term debt of FPL Energy, excluding current maturities	2,490	2,264

Total long-term debt	$9,591	$8,039

____________________
(a)	During 2005, these debentures were remarketed. See discussion below.

Minimum annual maturities of long-term debt for FPL Group are approximately $1,647 million, $1,615 million, $1,041 million, $190 million and $787 million for 2007, 2008, 2009, 2010 and 2011, respectively.  The amounts for FPL are $450 million and $225 million for 2008 and 2009, respectively.

At December 31, 2006, commercial paper borrowings had a weighted-average interest rate of 5.32% for FPL Group (5.33% for FPL).  Available lines of credit aggregated approximately $4.8 billion ($2.5 billion for FPL Group Capital and $2.3 billion for FPL) at December 31, 2006, all of which were based on firm commitments.  These facilities provide for the issuance of letters of credit of up to $4.5 billion.  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2006, letters of credit totaling $189 million and $156 million were outstanding under the FPL Group Capital and FPL credit facilities, respectively.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.

In June 2002, FPL Group sold 10.12 million 8% Corporate Units.  In connection with the 8% Corporate Units financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008, which were absolutely, irrevocably and unconditionally guaranteed by FPL Group.  During 2005, FPL Group Capital remarketed these debentures and the annual interest rate was reset to 5.551%.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder was required to purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group made payments of 3% of the unit's $50 stated value until the shares were purchased.  In February 2006, FPL Group paid approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units.  Also in February 2006, FPL Group issued approximately 8.7 million shares of common stock in return for approximately $296 million in proceeds upon settlement of the stock purchase contracts issued in connection with the remainder of the 8% Corporate Units.

Prior to the issuance of FPL Group's common stock, the purchase contracts were reflected in FPL Group's diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share was deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts over the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement.

15.  Asset Retirement Obligations

FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations under FAS 143 and FIN 47.  FAS 143 and FIN 47 require that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO.

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

At December 31, 2006 and 2005, FPL's ARO was approximately $1,572 million and $1,474 million, respectively.  During 2006, FPL recognized accretion expense of approximately $81 million and increased the ARO approximately $17 million primarily as a result of increasing the estimates for asbestos abatement at several fossil plants.  During 2005, FPL recognized accretion expense of approximately $112 million, reduced the ARO by approximately $665 million, primarily as a result of changing the useful lives of the nuclear units to reflect their extended license terms, and increased the ARO approximately $12 million as a result of implementing FIN 47.  Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds of FPL and approximated $2,264 million and $2,083 million at December 31, 2006 and 2005, respectively.  See Note 10.

FPL Energy - FPL Energy's ARO relates primarily to the nuclear decommissioning obligation of Seabrook and Duane Arnold, and also includes the current estimated fair value of obligations for the dismantlement of its wind facilities located on leased property, the dismantlement of certain hydro facilities expected to be eventually abandoned, and the removal of asbestos and lead paint from certain of its generating facilities.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlements of Plants and Other Accrued Asset Removal Costs.

At December 31, 2006 and 2005, FPL Energy's ARO was approximately $248 million and $211 million, respectively.  During 2006, FPL Energy recognized accretion expense of approximately $23 million, increased the ARO approximately $119 million, primarily as a result of the acquisition of Duane Arnold, and decreased the ARO approximately $105 million, primarily as a result of decreasing the escalation rate used to determine the ultimate projected costs of decommissioning Seabrook and Duane Arnold.  During 2005, FPL Energy recorded accretion expense of approximately $15 million, increased the ARO approximately $3 million for new wind assets and increased the ARO approximately $1 million as a result of implementing FIN 47.  Restricted trust funds for the payment of future expenditures to decommission Seabrook and Duane Arnold are included in FPL Group's nuclear decommissioning reserve funds and totaled approximated $560 million and $318 million (Seabrook only) at December 31, 2006 and 2005, respectively.  See Note 10.

16.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel, as well as announced acquisitions.  FPL FiberNet's capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  Planned capital expenditures for 2007 through 2011 were estimated as follows:

	2007	2008	2009	2010	2011	Total

FPL:	(millions)
Generation: (a)
New (b) (c)	$420	$720	$210	$10	$-	$1,360
Existing	630	600	485	565	425	2,705
Transmission and distribution (d)	885	985	1,105	1,055	1,080	5,110
Nuclear fuel	105	130	140	170	110	655
General and other	145	160	170	205	205	885

Total	$2,185	$2,595	$2,110	$2,005	$1,820	$10,715

FPL Energy:
Wind (e)	$1,565	$1,300	$10	$5	$5	$2,885
Nuclear (f)	1,140	155	120	165	110	1,690
Gas	105	30	15	15	20	185
Other	65	40	5	10	10	130

Total	$2,875	$1,525	$150	$195	$145	$4,890

FPL FiberNet	$13	$11	$11	$11	$11	$57

_____________________
(a)	Includes AFUDC of approximately $37 million, $52 million, $53 million and $6 million in 2007, 2008, 2009 and 2010, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Excludes capital expenditures of approximately $3.4 billion (approximately $310 million in 2008) for the two ultra super critical pulverized coal generating units for the period from early 2008 (expected Siting Board approval) through 2011.

(d)

Includes estimated capital costs associated with FPL's Storm Secure Plan.  These capital costs are subject to change over time based on, among other things, productivity enhancements and prioritization.

(e)	Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTC's for new wind projects is scheduled to expire.
(f)	Includes nuclear fuel for Seabrook and Duane Arnold and, in 2007, the pending acquisition of Point Beach Nuclear Power Plant (Point Beach).

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  FPL Energy had approximately $4.3 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel for Seabrook and Duane Arnold and a portion of its projected capital expenditures, including the pending acquisition of Point Beach for approximately $1.0 billion.  The Point Beach transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the third quarter of 2007.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At December 31, 2006, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 12 years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2006 was approximately $16 million.  At December 31, 2006, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of December 31, 2006.

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

Contracts - FPL Group has entered into a long-term agreement for the purchase of wind, combustion and steam turbines, as well as parts, repairs and on-site services through 2021.  The related commitments are included in FPL Energy's and Corporate and Other's minimum payments shown in the table below and in FPL Energy's estimated capital expenditures shown in the table above.

FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 381 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,700 mw of power with expiration dates ranging from 2007 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the purchase of wind turbines and towers in support of a portion of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2007 through 2017.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2007 to 2014.

The required capacity and minimum payments under these contracts are estimated as follows:
	2007	2008	2009	2010	2011	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$200	$200	$210	$200	$200	$980
Qualifying facilities (b)	$320	$320	$320	$290	$270	$3,200
Other electricity suppliers (b)	$60	$50	$50	$10	$10	$5
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$80	$80	$90	$40	$-	$-
Natural gas, including transportation and storage (c)	$1,820	$480	$260	$260	$260	$2,150
Coal (c)	$60	$35	$10	$5	$5	$-
Oil (c)	$190	$-	$-	$-	$-	$-

FPL Energy	$1,215	$835	$55	$55	$55	$630
Corporate and Other	$15	$-	$-	$-	$-	$-
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $610 million, $616 million and $656 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $421 million, $363 million and $376 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(c)						Recoverable through the fuel clause.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun construction.  These agreements range from 12 to 23 years in length and contain firm commitments totaling approximately $131 million annually or $2.4 billion over the terms of the agreements.  These firm commitments are contingent upon certain events, including approval by the FERC and completion of construction of the facilities in 2008 and 2009.

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

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

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

In 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  In 1993, FPL filed a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA: (i) FMPA's request for transmission credits related to the costs of its transmission facilities (the crediting issue), (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service (the behind-the-meter issue), and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue (the rate base issue).  The FERC and the DC Circuit have rejected FMPA's claim for transmission credits, which would have reduced FMPA's payment obligation to FPL for network integration transmission service.

With regard to the behind-the-meter issue, the FERC rejected FMPA's argument that its obligation to pay for network integration transmission service should be reduced to the extent that FPL allegedly cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  In December 2005, the FERC issued an order on remand finding that load ratio share pricing is appropriate notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC, which the FERC denied in July 2006.  FMPA submitted a petition for review of the FERC's December 2005 and July 2006 orders at the DC Circuit.  A briefing schedule has not yet been established in that proceeding.

With regard to the rate base issue, in May 2004 FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to that filing, FPL's current network transmission rate would have been reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, arguing that FPL's current network transmission rate should be reduced by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, which would reduce FPL's current rate by $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $22 million at December 31, 2006.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The potential refund obligation to Seminole based on FMPA's position is approximately $9 million at December 31, 2006.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  FPL filed a rehearing request in January 2006, which the FERC denied in July 2006.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing additional transmission facilities from rates, which resulted in a refund liability of approximately $4 million to FMPA and approximately $1 million to Seminole at December 31, 2006.  FMPA has protested FPL's filing, claiming again that FPL's rates should be reduced by an additional $0.20 per kw per month.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been reset for trial in March 2008.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.  The appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.  The appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL power plants in southeast Florida.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The U.S. District Court remanded the action back to the state court.  The drug manufacturing and distribution companies have moved to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until requested by the plaintiffs.

In 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the Orlando Utilities Commission, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Roig lawsuit described above.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  The state court subsequently dismissed the drug manufacturing and distribution companies from the action.  Plaintiffs' appeal of that order is pending before the Florida Fifth District Court of Appeal.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until requested by the plaintiffs.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  At the end of 2005, TXU amended its complaint to add FPL Group, FPL Energy, FPL Group Capital and ESI Energy, LLC (ESI Energy), as defendants.  Motions to dismiss those entities as defendants were filed, and FPL Group, FPL Group Capital and ESI Energy have been dismissed.  The case is in discovery and has been reset for trial in April 2007.

In September 2006, PT Pertamina, Indonesia's state-owned oil/energy company, filed an action against KBC, an entity in which FPL Energy owns an equity interest, in the Grand Court of the Cayman Islands for fraud and for an injunction prohibiting KBC from disposing of, dealing with or diminishing the value of any of KBC's assets up to the value of PT Pertamina's funds KBC received as a result of the court judgment (approximately $320 million) pending resolution of the fraud claim.  FPL Energy's portion of the damages being sought is approximately $145 million.  KBC sought and in December 2006 received from the U.S. District Court for the Southern District of New York an anti-suit injunction against the plaintiff, prohibiting the plaintiff from pursuing the fraud action, or any similar action, and the request for injunctive relief in the Cayman court or any other court worldwide.  The plaintiff's appeal of that order to the U.S. Court of Appeals for the Second Circuit is pending.

In addition to those legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.

FPL Group and FPL believe that they, or their affiliates, have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

17.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's operating revenues derived from the sale of electricity represented approximately 97% of FPL Group's operating revenues for each of the three years ended December 31, 2006, 2005 and 2004.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2006, 2005 and 2004.  At December 31, 2006 and 2005, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:

	2006						2005				2004

	FPL	FPL Energy (a)		Corp. and Other		Total	FPL	FPL Energy (a)	Corp. and Other	Total	FPL	FPL Energy (a)		Corp. and Other	Total

							(millions)

Operating revenues	$11,988	$3,558		$164		$15,710	$9,528	$2,221	$97	$11,846	$8,734	$1,705		$83	$10,522
Operating expenses	$10,525	$2,803		$285	(b)	$13,613	$8,181	$2,067	$108	$10,356	$7,419	$1,528		$90	$9,037
Interest charges	$278	$269		$159		$706	$224	$223	$146	$593	$183	$180		$126	$489
Depreciation and amortization	$787	$375		$23		$1,185	$951	$311	$23	$1,285	$915	$264		$19	$1,198
Equity in earnings of equity
method investees	$-	$181	(c)	$-		$181	$-	$124	$-	$124	$-	$96		$-	$96
Income tax expense
(benefit) (d)	$424	$110		$(137)		$397	$408	$(55)	$(71)	$282	$409	$(60)		$(77)	$272
Net income (loss)	$802	$610	(e)	$(131	) (f)	$1,281	$748	$203	$(50)	$901	$749	$181	(g)	$(34)	$896
Capital expenditures, independent
power investments and
nuclear fuel purchases	$1,868	$1,809		$62		$3,739	$1,711	$822	$13	$2,546	$1,484	$527		$6	$2,017
Property, plant and equipment	$25,686	$10,224		$242		$36,152	$24,407	$8,568	$334	$33,309	$23,516	$7,855		$316	$31,687
Accumulated depreciation	$9,848	$1,679		$126		$11,653	$9,530	$1,253	$105	$10,888	$9,467	$940		$87	$10,494
and amortization
Total assets	$23,073	$11,371		$1,547		$35,991	$22,726	$9,394	$870	$32,990	$19,114	$8,488		$722	$28,324
Investment in equity
method investees	$-	$361		$9		$370	$-	$320	$9	$329	$-	$294		$9	$303
____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)				Includes a $98 million impairment charge recorded at FPL FiberNet. See Note 5 - Corporate and Other.
(c)				Includes an Indonesian project gain of $97 million. See Note 11 - FPL Energy.
(d)				FPL Energy's tax expense (benefit) include production tax credits that were recognized based on its tax sharing agreement with FPL Group. See Note 1 - Income Taxes.
(e)				Includes the Indonesian project gain of $63 million after-tax.
(f)				Includes the FPL FiberNet impairment charge of $60 million after-tax.
(g)				Includes net contract restructuring and impairment charges of $46 million after-tax. See Note 5 - FPL Energy.

18.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2006				Year Ended December 31, 2005				Year Ended December 31, 2004

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$3,728	$11,982	$15,710	$-	$2,323	$9,523	$11,846	$-	$1,789	$8,733	$10,522
Operating expenses	(23)	(3,070)	(10,520)	(13,613)	-	(2,180)	(8,176)	(10,356)	-	(1,620)	(7,417)	(9,037)
Interest charges	(21)	(428)	(257)	(706)	(25)	(366)	(202)	(593)	(28)	(303)	(158)	(489)
Other income (de-
ductions) - net	1,292	263	(1,268)	287	909	275	(898)	286	914	166	(908)	172

Income (loss) before
income taxes	1,248	493	(63)	1,678	884	52	247	1,183	886	32	250	1,168
Income tax expense
(benefit)	(33)	7	423	397	(17)	(109)	408	282	(10)	(126)	408	272

Net income (loss)	$1,281	$486	$(486)	$1,281	$901	$161	$(161)	$901	$896	$158	$(158)	$896

_____________________
(a)					Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2006				December 31, 2005

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$10,466	$25,686	$36,152	$-	$8,902	$24,407	$33,309
Less accumulated depreciation and amortization	-	(1,805)	(9,848)	(11,653)	-	(1,359)	(9,529)	(10,888)

Total property, plant and equipment - net	-	8,661	15,838	24,499	-	7,543	14,878	22,421

CURRENT ASSETS
Cash and cash equivalents	-	556	64	620	7	467	56	530
Receivables	170	683	803	1,656	5	584	841	1,430
Other	10	767	1,946	2,723	63	518	2,446	3,027

Total current assets	180	2,006	2,813	4,999	75	1,569	3,343	4,987

OTHER ASSETS
Investment in subsidiaries	9,892	-	(9,892)	-	8,710	-	(8,710)	-
Other	1,166	1,747	3,580	6,493	140	1,368	4,074	5,582

Total other assets	11,058	1,747	(6,312)	6,493	8,850	1,368	(4,636)	5,582

TOTAL ASSETS	$11,238	$12,414	$12,339	$35,991	$8,925	$10,480	$13,585	$32,990

CAPITALIZATION
Common shareholders' equity	$9,930	$2,354	$(2,354)	$9,930	$8,561	$1,973	$(1,973)	$8,561
Long-term debt	-	5,377	4,214	9,591	-	4,768	3,271	8,039

Total capitalization	9,930	7,731	1,860	19,521	8,561	6,741	1,298	16,600

CURRENT LIABILITIES
Debt due within one year	-	2,112	630	2,742	-	1,269	1,294	2,563
Accounts payable	-	325	735	1,060	17	365	863	1,245
Other	222	749	1,720	2,691	85	803	2,571	3,459

Total current liabilities	222	3,186	3,085	6,493	102	2,437	4,728	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	248	1,572	1,820	-	211	1,474	1,685
Accumulated deferred income taxes	269	945	2,218	3,432	(5)	502	2,555	3,052
Regulatory liabilities	531	-	3,121	3,652	-	-	3,075	3,075
Other	286	304	483	1,073	267	589	455	1,311

Total other liabilities and deferred credits	1,086	1,497	7,394	9,977	262	1,302	7,559	9,123

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$11,238	$12,414	$12,339	$35,991	$8,925	$10,480	$13,585	$32,990

_____________________
(a)		Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2006				Year Ended December 31, 2005				Year Ended December 31, 2004

	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY
OPERATING ACTIVITIES	$353	$791	$1,354	$2,498	$191	$278	$1,078	$1,547	$437	$868	$1,345	$2,650

CASH FLOWS FROM
INVESTING ACTIVITIES
Capital expenditures,
independent power
investments and
nuclear fuel purchases	(40)	(1,833)	(1,866)	(3,739)	-	(834)	(1,712)	(2,546)	-	(533)	(1,484)	(2,017)
Sale of independent
power investments	-	20	-	20	-	69	-	69	-	93	-	93
Loan repayments and
capital distributions from
equity method investees	-	-	-	-	-	199	-	199	-	9	-	9
Funding of secured loan	-	-	-	-	-	(43)	-	(43)	-	(128)	-	(128)
Proceeds from termination
of leveraged leases	-	-	-	-	-	58	-	58	-	-	-	-
Other - net	-	(7)	(81)	(88)	(299)	195	202	98	(29)	115	85	171

Net cash used in
investing activities	(40)	(1,820)	(1,947)	(3,807)	(299)	(356)	(1,510)	(2,165)	(29)	(444)	(1,399)	(1,872)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuances of long-
term debt	-	2,470	938	3,408	-	803	588	1,391	-	334	235	569
Retirements of
long-term debt	-	(1,530)	(135)	(1,665)	-	(715)	(505)	(1,220)	-	(432)	-	(432)
Proceeds from purchased
Corporate Units	210	-	-	210	-	-	-	-	-	-	-	-
Payments to terminate
Corporate Units	(258)	-	-	(258)	-	-	-	-	-	-	-	-
Net change in
short-term debt	-	467	(529)	(62)	-	-	667	667	-	(284)	(139)	(423)
Issuances of common stock	333	-	-	333	639	-	-	639	110	-	-	110
Dividends on common stock	(593)	-	-	(593)	(544)	-	-	(544)	(467)	-	-	(467)
Other - net	(12)	(289)	327	26	(6)	323	(327)	(10)	(52)	(6)	19	(39)

Net cash provided by
(used in) financing
activities	(320)	1,118	601	1,399	89	411	423	923	(409)	(388)	115	(682)

Net increase (decrease) in
cash and cash equivalents	(7)	89	8	90	(19)	333	(9)	305	(1)	36	61	96
Cash and cash equivalents
at beginning of period	7	467	56	530	26	134	65	225	27	98	4	129

Cash and cash equivalents
at end of year	$-	$556	$64	$620	$7	$467	$56	$530	$26	$134	$65	$225

_____________________
(a)	Represents FPL and consolidating adjustments.

19.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31 (a)		June 30 (a)		September 30 (a)		December 31 (a)

	(millions, except per share amounts)
FPL GROUP:
2006

Operating revenues (b)	$3,584		$3,809		$4,694		$3,623
Operating income (b)	$473		$435		$872		$317	(c)
Net income (b)	$251		$236		$527		$268	(d)
Earnings per share (e)	$0.64		$0.60		$1.33		$0.68	(d)
Earnings per share - assuming dilution (e)	$0.64		$0.60		$1.32		$0.67	(d)
Dividends per share	$0.375		$0.375		$0.375		$0.375
High-low common stock sales prices	$43.42	-38.85	$41.97	-37.81	$45.87	-40.59	$55.57	-44.97

2005

Operating revenues (b)	$2,437		$2,741		$3,504		$3,164
Operating income (b)	$236		$327		$570		$356
Net income (b)	$139		$207		$346		$209
Earnings per share (e)	$0.37		$0.54		$0.90		$0.54
Earnings per share - assuming dilution (e)	$0.37		$0.54		$0.89		$0.54
Dividends per share	$0.355		$0.355		$0.355		$0.355
High-low common stock sales prices	$41.38	-35.90	$42.72	-39.16	$48.11	-40.30	$48.05	-40.75

FPL:

2006

Operating revenues (b)	$2,584		$2,999		$3,513		$2,892
Operating income (b)	$246		$339		$565		$313
Net income (b)	$122		$182		$328		$170

2005

Operating revenues (b)	$2,041		$2,298		$2,891		$2,298
Operating income (b)	$201		$343		$551		$252
Net income (b)	$111		$201		$311		$124
_____________________
(a)

In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period generally will not give a true indication of results for the year.  Amounts have been adjusted to reflect the retrospective application of a FASB Staff Position related to planned major maintenance activities.  Such adjustments were not material for the quarters presented.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.
(c)	Includes impairment charges. See Note 5.
(d)	Includes impairment charges and an Indonesian project gain. See Note 5 and Note 11 - FPL Energy.
(e)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2007 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of FPL Group.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

FPL Group's equity compensation plan information as of December 31, 2006 is as follows:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	6,344,801	$30.22	11,488,408
Equity compensation plans not approved by security holders (a)	38,589	$14.96	-
_____________________
(a)

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in FPL Group's Proxy Statement under the subheadings Policy Regarding Transactions with Related Persons, if applicable and Director Independence in the section entitled Corporate Governance and Board Matters and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement under the subheadings Fees Paid to Deloitte & Touche LLP and Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm in the section entitled Audit-Related Matters and is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2006 and 2005.  The amounts presented below reflect allocations from FPL Group for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2006	2005

Audit fees (a)	$2,571,000	$2,410,000
Audit-related fees (b)	252,000	237,000
Tax fees (c)	37,000	101,000
All other fees (d)	-	-

Total	$2,860,000	$2,748,000

_____________________
(a)

Audit fees consist of fees billed for professional services rendered for the audit of FPL's and FPL Group's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and FPL Group's Quarterly Reports on Form 10-Q for the fiscal year, attestation of management's assessment of internal control over financial reporting and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of FPL Group's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill its responsibility under Public Company Accounting Oversight Board standards.

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

(c)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.  In 2006, all tax fees paid related to tax compliance services.  In 2005, approximately $21,000 was paid related to tax advice and planning services.  All other tax fees paid in 2005 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2006 and 2005, there were no other fees incurred in this category.

In accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), FPL Group's Audit Committee's pre-approval policy for services provided by the independent auditor and the Charter of the Audit Committee, all services performed by Deloitte & Touche are approved in advance by the Audit Committee.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work or, in cases which meet the de minimus pre-approval exception established by Sarbanes-Oxley, prior to completion of the audit.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.  In 2006, approximately $5,800 (16% of total tax fees and 0.2% of total fees paid to Deloitte & Touche during 2006) of services included in the Tax Fees category described above were approved by the Audit Committee after the services were rendered, pursuant to the de minimus exception established by Sarbanes-Oxley.  In 2005, no services provided by Deloitte & Touche to FPL or allocated to FPL under the categories Audit-related Fees, Tax Fees and All Other Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception.
PART IV
Item 15. Exhibits and Financial Statement Schedules
			Page(s)
(a)	1.	Financial Statements

		Management's Report on Internal Control Over Financial Reporting	47
		Attestation Report of Independent Registered Public Accounting Firm	48
		Report of Independent Registered Public Accounting Firm	49
		FPL Group:
		Consolidated Statements of Income	50
		Consolidated Balance Sheets	51
		Consolidated Statements of Cash Flows	52
		Consolidated Statements of Common Shareholders' Equity	53

		FPL:
		Consolidated Statements of Income	54
		Consolidated Balance Sheets	55
		Consolidated Statements of Cash Flows	56
		Consolidated Statements of Common Shareholder's Equity	57
		Notes to Consolidated Financial Statements	58-92

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description	FPL Group	FPL

*2

Termination and Release Agreement dated as of October 24, 2006, among
FPL Group, Constellation Energy Group, Inc. and CF Merger Corporation
(filed as Exhibit 2.1 to Form 8-K dated October 24, 2006, File No. 1-8841)

		x	x
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through May 26, 2006 (filed as Exhibit 3(ii)a to Form 10-Q for the quarter ended June 30, 2006, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and ten Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172;
Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172;
Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172;
Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File
No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275;
Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300,
333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment
No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; and
Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612)

		x	x
*4(b)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(c)	Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York (as Guarantee Trustee) dated as of June 1, 1999 (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(d)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 7 3/8% Debentures, Series due June 1, 2009 (filed as Exhibit 4(d) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(e)

Officer's Certificate of FPL Group Capital, dated May 11, 2001, creating the 6 1/8% Debentures, Series due May 15, 2007 (filed as Exhibit 4 to Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)

x
*4(f)

Officer's Certificate of FPL Group Capital, dated June 12, 2002, creating the Series B Debentures due February 16, 2008 (filed as Exhibit 4(a) to
Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

x
*4(g)	Officer's Certificate of FPL Group Capital, dated August 18, 2006, creating the 5 5/8% Debentures, Series due September 1, 2011 (filed as Exhibit 4 to Form 8-K dated August 18, 2006, File No. 1-8841)	x
*4(h)

Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities)
dated as of March 1, 2004 among FPL Group Capital, FPL Group (as Guarantor)
and the Bank of New York (as Trustee) (filed as Exhibit 4(au) to Post-Effective
Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(i)

Preferred Trust Securities Guarantee Agreement between FPL Group (as Guarantor)
and The Bank of New York (as Guarantee Trustee), dated as of March 15, 2004 (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(j)

Amended and Restated Trust Agreement relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(at) to Post-Effective Amendment No. 3 to
Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(k)

Agreement as to Expenses and Liabilities of FPL Group Capital Trust I, dated as of
March 15, 2004 (filed as Exhibit 4(ax) to Post-Effective Amendment No. 3 to Form S-3,
File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(l)

Officer's Certificate of FPL Group Capital and FPL Group, dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044
(filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(m)

Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1,
2006, among FPL Group Capital, FPL Group (as Guarantor) and The Bank of
New York (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006,
File No. 1-8841)

x
*4(n)

Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series A Enhanced Junior Subordinated Debentures due 2066
(filed as Exhibit 4(b) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(o)

Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066
(filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(p)	Replacement Capital Covenant dated September 19, 2006 by FPL Group Capital and FPL Group (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)	x
*4(q)

Warrant Agreement by and between Gexa Corp. and Highbridge/Zwirn Special
Opportunities Fund, L.P., dated as of July 8, 2004, assumed by FPL Group effective
June 17, 2005 (filed by Gexa Corp. as Exhibit 4.1 to Form 8-K dated July 8, 2004,
File No. 1-31435)

x
*4(r)

Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures Ltd., dated as of July 19, 2004, assumed by FPL Group effective June 17, 2005 (filed as
Exhibit 4(d) to Form 10-Q for the quarter ended June 30, 2005, File No. 1-8841)

x
*4(s)

Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures I LLC, dated as of September 9, 2004, assumed by FPL Group effective June 17, 2005
(filed as Exhibit 4(e) to Form 10-Q for the quarter ended June 30, 2005, File No.
1-8841)

x
*4(t)

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
*10(b)

Amendments #1 and 2 effective January 1, 1998 to FPL Group Supplemental
Executive Retirement Plan, amended and restated effective April 1, 1997
(filed as Exhibit 10(b) to Form 10-K for the year ended December 31, 1999,
File No. 1-8841)

		x	x
*10(c)

Amendment #3 effective January 1, 1999 to FPL Group Supplemental
Executive Retirement Plan, amended and restated effective April 1, 1997
(filed as Exhibit 10(c) to Form 10-K for the year ended December 31,
1999, File No. 1-8841)

		x	x
10(d)	Amendment #4 adopted October 13, 2005 to FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997	x	x
10(e)	Appendix C1 (revised as of February 15, 2007) to Amendment #4 adopted October 13, 2005 to FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997	x	x
10(f)	Amendment #5 adopted February 15, 2007 to FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997	x	x
*10(g)

Supplement to the FPL Group Supplemental Executive Retirement Plan
as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

		x	x
*10(h)	FPL Group Amended and Restated Long Term Incentive Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)	x	x
10(i)	Form of FPL Group Amended and Restated Long Term Incentive Plan Performance Share Award Agreement	x	x
*10(j)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(b) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(k)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10 to Form 8-K dated January 28, 2005, File No. 1-8841)	x	x
10(l)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement	x	x
*10(m)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(n)

Form of FPL Group Amended and Restated Long Term Incentive Plan Stock
Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
*10(o)	Form of FPL Group Amended and Restated Long Term Incentive Plan Deferred Stock Award Agreement (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)	x	x
*10(p)	Form of FPL Group Annual Incentive Plan (filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
10(q)	2007 FPL Group Annual Incentive Plan	x	x
*10(r)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(s)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(t)

FPL Group Amended and Restated Non-Employee Directors Stock Plan, as
amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
10(u)	Non-Employee Director Compensation Summary	x
*10(v)

Form of Split Dollar Agreement between FPL Group and each of its executive officers who elect to participate, including provisions relating to Certain Officers (as of February 26, 2007 all executive officers participate except Moray P. Dewhurst, and "Certain Officers" include Armando J. Olivera and Antonio Rodriguez) (filed as Exhibit 10(s) to Form 10-K for the year ended
December 31, 2004, File No. 1-8841)

		x	x
*10(w)

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
*10(y)

Amendment to Executive Retention Employment Agreement between FPL Group and Armando J. Olivera, dated as of October 17, 2003 (filed as Exhibit 10(a)
to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8841)

		x	x
*10(z)

Form of Executive Retention Employment Agreement between FPL Group and each of Robert H. Escoto, Robert L. McGrath, Edward F. Tancer and
F. Mitchell Davidson (filed as Exhibit 10(x) to Form 10-K for the year ended
December 31, 2004, File No. 1-8841)

		x	x
*10(aa)

Amendment dated as of December 18, 2005 to the Executive Retention Employment Agreement dated as of June 17, 2002 by and between FPL Group and
Lewis Hay, III (filed as Exhibit 10(y) to Form 10-K for the year ended December 31,
2005, File No. 1-8841)

		x	x
*10(bb)

Amendment dated as of December 18, 2005 to the Executive Retention Employment Agreement dated as of June 10, 2002 by and between FPL Group and Moray P. Dewhurst (filed as Exhibit 10(z) to Form 10-K for the year ended December 31,
2005, File No. 1-8841)

		x	x
*10(cc)

Form of Amendment dated as of December 18, 2005 to the Executive Retention Employment Agreement between FPL Group and each of Robert H. Escoto,
Robert L. McGrath, Armando J. Olivera, James L. Robo, Antonio Rodriguez,
John A. Stall and Edward F. Tancer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)

		x	x
*10(dd)	Employment Agreement between FPL Group and Lewis Hay, III dated February 25, 2005 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
*10(ee)

Amendment dated as of December 15, 2005 to the Employment Agreement dated as of February 25, 2005 between FPL Group and Lewis Hay, III (filed as Exhibit
10(cc) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)

		x	x
10(ff)	Amendment dated December 15, 2006 to the Employment Agreement dated as of February 25, 2005 between FPL Group and Lewis Hay, III	x	x
*10(gg)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of FPL Group	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

FPL Group, Inc.
JAMES L. ROBO

James L. Robo President and Chief Operating Officer
Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 2007:

LEWIS HAY, III	K. MICHAEL DAVIS

Lewis Hay, III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Directors:
SHERRY S. BARRAT

Sherry S. Barrat	Toni Jennings
ROBERT M. BEALL, II	RUDY E. SCHUPP

Robert M. Beall, II	Rudy E. Schupp
J. HYATT BROWN	MICHAEL H. THAMAN

J. Hyatt Brown	Michael H. Thaman
JAMES L. CAMAREN	HANSEL E. TOOKES, II

James L. Camaren	Hansel E. Tookes, II
J. BRIAN FERGUSON	PAUL R. TREGURTHA

J. Brian Ferguson	Paul R. Tregurtha

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

ARMANDO J. OLIVERA

Armando J. Olivera President and Director
Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 2007:

LEWIS HAY, III

Lewis Hay, III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)
K. MICHAEL DAVIS

K. Michael Davis Vice President, Accounting, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
ANTONIO RODRIGUEZ

Antonio Rodriguez JOHN A. STALL

John A. Stall EDWARD F. TANCER

Edward F. Tancer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.