Form 10-Q
period 2007-03-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2007-05-03
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes _____    No     X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at March 31, 2007:  406,415,900 shares.

As of March 31, 2007, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group, Inc.'s (FPL Group) and/or Florida Power & Light Company's (FPL) operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

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

These and other risk factors are included in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended March 31,

	2007	2006

OPERATING REVENUES	$3,075	$3,584

OPERATING EXPENSES
Fuel, purchased power and interchange	1,672	2,053
Other operations and maintenance	516	469
Merger-related	-	5
Amortization of storm reserve deficiency	23	32
Depreciation and amortization	295	286
Taxes other than income taxes	271	266

Total operating expenses	2,777	3,111

OPERATING INCOME	298	473

OTHER INCOME (DEDUCTIONS)
Interest charges	(180)	(169)
Equity in earnings of equity method investees	10	11
Allowance for equity funds used during construction	8	4
Interest income	15	8
Other - net	5	1

Total other deductions - net	(142)	(145)

INCOME BEFORE INCOME TAXES	156	328

INCOME TAXES	6	77

NET INCOME	$150	$251

Earnings per share of common stock:
Basic	$0.38	$0.64
Assuming dilution	$0.38	$0.64

Dividends per share of common stock	$0.410	$0.375

Weighted-average number of common shares outstanding:
Basic	396.8	389.2
Assuming dilution	399.7	392.9

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2007	December 31, 2006

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$34,328	$34,071
Nuclear fuel	762	688
Construction work in progress	1,888	1,393
Less accumulated depreciation and amortization	(11,807)	(11,653)

Total property, plant and equipment - net	25,171	24,499

CURRENT ASSETS
Cash and cash equivalents	226	620
Customer receivables, net of allowances of $20 and $32, respectively	1,224	1,279
Other receivables, net of allowances of $8 and $8, respectively	711	377
Materials, supplies and fossil fuel inventory - at average cost	719	785
Regulatory assets:
Deferred clause and franchise expenses	41	167
Storm reserve deficiency	108	106
Derivatives	378	921
Other	3	3
Derivatives	144	376
Other	387	365

Total current assets	3,941	4,999

OTHER ASSETS
Nuclear decommissioning reserve funds	2,855	2,824
Pension plan assets - net	1,627	1,608
Other investments	455	533
Regulatory assets:
Storm reserve deficiency	743	762
Unamortized loss on reacquired debt	38	39
Other	88	80
Other	617	647

Total other assets	6,423	6,493

TOTAL ASSETS	$35,535	$35,991

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,562	4,555
Retained earnings	5,255	5,256
Accumulated other comprehensive income	50	115

Total common shareholders' equity	9,871	9,930
Long-term debt	9,091	9,591

Total capitalization	18,962	19,521

CURRENT LIABILITIES
Commercial paper	1,100	1,097
Current maturities of long-term debt	1,586	1,645
Accounts payable	995	1,060
Customer deposits	522	510
Accrued interest and taxes	370	302
Regulatory liabilities:
Deferred clause and franchise revenues	138	37
Pension	13	17
Derivatives	526	1,144
Other	703	681

Total current liabilities	5,953	6,493

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,845	1,820
Accumulated deferred income taxes	3,476	3,432
Regulatory liabilities:
Accrued asset removal costs	2,077	2,044
Asset retirement obligation regulatory expense difference	872	868
Pension	531	531
Deferred clause revenues	17	-
Other	235	209
Other	1,567	1,073

Total other liabilities and deferred credits	10,620	9,977

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$35,535	$35,991

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150	$251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	295	276
Nuclear fuel amortization	33	34
Recoverable storm-related costs of FPL	(4)	(282)
Amortization of storm reserve deficiency	23	32
Unrealized (gains) losses on marked to market energy contracts	187	(61)
Deferred income taxes	317	134
Cost recovery clauses and franchise fees	244	312
Change in prepaid option premiums	23	9
Equity in earnings of equity method investees	(10)	(11)
Distributions of earnings from equity method investees	85	26
Changes in operating assets and liabilities:
Customer receivables	56	(32)
Other receivables	5	29
Materials, supplies and fossil fuel inventory	66	(167)
Other current assets	(11)	(9)
Other assets	(27)	(7)
Accounts payable	(75)	(295)
Customer deposits	12	11
Margin cash deposits	101	(384)
Income taxes	(337)	(83)
Interest and other taxes	67	114
Other current liabilities	6	(73)
Other liabilities	(26)	72
Other - net	39	(13)

Net cash provided by (used in) operating activities	1,219	(117)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(491)	(487)
Independent power investments	(265)	(639)
Nuclear fuel purchases	(68)	(61)
Other capital expenditures	(15)	(15)
Proceeds from sale of securities in nuclear decommissioning funds	477	651
Purchases of securities in nuclear decommissioning funds	(503)	(670)
Proceeds from sale of other securities	48	20
Purchases of other securities	(62)	(31)
Other - net	26	(1)

Net cash used in investing activities	(853)	(1,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	392
Retirements of long-term debt	(618)	(37)
Proceeds from purchased Corporate Units	-	210
Payments to terminate Corporate Units	-	(258)
Net change in short-term debt	3	484
Issuances of common stock	11	299
Dividends on common stock	(163)	(148)
Other - net	7	26

Net cash provided by (used in) financing activities	(760)	968

Net decrease in cash and cash equivalents	(394)	(382)
Cash and cash equivalents at beginning of period	620	530

Cash and cash equivalents at end of period	$226	$148

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended March 31,

	2007	2006

OPERATING REVENUES	$2,448	$2,584

OPERATING EXPENSES
Fuel, purchased power and interchange	1,414	1,538
Other operations and maintenance	329	330
Amortization of storm reserve deficiency	23	32
Depreciation and amortization	188	195
Taxes other than income taxes	247	243

Total operating expenses	2,201	2,338

OPERATING INCOME	247	246

OTHER INCOME (DEDUCTIONS)
Interest charges	(68)	(68)
Allowance for equity funds used during construction	8	4
Other - net	7	(1)

Total other deductions - net	(53)	(65)

INCOME BEFORE INCOME TAXES	194	181

INCOME TAXES	68	59

NET INCOME	$126	$122

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2007	December 31, 2006

ELECTRIC UTILITY PLANT
Plant in service	$24,323	$24,150
Nuclear fuel	458	423
Construction work in progress	1,303	1,113
Less accumulated depreciation and amortization	(9,880)	(9,848)

Electric utility plant - net	16,204	15,838

CURRENT ASSETS
Cash and cash equivalents	43	64
Customer receivables, net of allowances of $9 and $15, respectively	744	872
Other receivables, net of allowances of $1 and $1, respectively	136	221
Materials, supplies and fossil fuel inventory - at average cost	551	558
Regulatory assets:
Deferred clause and franchise expenses	41	167
Storm reserve deficiency	108	106
Derivatives	378	921
Derivatives	11	4
Other	201	202

Total current assets	2,213	3,115

OTHER ASSETS
Nuclear decommissioning reserve funds	2,288	2,264
Pension plan assets - net	876	857
Regulatory assets:
Storm reserve deficiency	743	762
Unamortized loss on reacquired debt	38	39
Other	46	37
Other	151	161

Total other assets	4,142	4,120

TOTAL ASSETS	$22,559	$23,073

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,319	4,318
Retained earnings	1,624	1,848

Total common shareholder's equity	7,316	7,539
Long-term debt	4,214	4,214

Total capitalization	11,530	11,753

CURRENT LIABILITIES
Commercial paper	526	630
Accounts payable	651	735
Customer deposits	511	500
Accrued interest and taxes	336	281
Regulatory liabilities:
Deferred clause and franchise revenues	138	37
Derivatives	268	780
Other	444	423

Total current liabilities	2,874	3,386

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,593	1,572
Accumulated deferred income taxes	2,398	2,561
Regulatory liabilities:
Accrued asset removal costs	2,077	2,044
Asset retirement obligation regulatory expense difference	872	868
Deferred clause revenues	17	-
Other	235	209
Other	963	680

Total other liabilities and deferred credits	8,155	7,934

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$22,559	$23,073

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126	$122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188	184
Nuclear fuel amortization	23	24
Recoverable storm-related costs	(4)	(282)
Amortization of storm reserve deficiency	23	32
Deferred income taxes	109	62
Cost recovery clauses and franchise fees	244	312
Change in prepaid option premiums	23	12
Changes in operating assets and liabilities:
Customer receivables	128	(61)
Other receivables	16	27
Materials, supplies and fossil fuel inventory	7	(113)
Other current assets	(22)	(17)
Other assets	(34)	(19)
Accounts payable	(88)	(177)
Customer deposits	11	10
Margin cash deposits	56	(382)
Income taxes	63	139
Interest and other taxes	61	92
Other current liabilities	17	(53)
Other liabilities	(3)	39
Other - net	29	22

Net cash provided by (used in) operating activities	973	(27)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(491)	(487)
Nuclear fuel purchases	(29)	(34)
Proceeds from sale of securities in nuclear decommissioning funds	413	634
Purchases of securities in nuclear decommissioning funds	(435)	(652)
Other - net	2	(1)

Net cash used in investing activities	(540)	(540)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	392
Net change in short-term debt	(104)	170
Dividends on common stock	(350)	-

Net cash provided by (used in) financing activities	(454)	562

Net decrease in cash and cash equivalents	(21)	(5)
Cash and cash equivalents at beginning of period	64	56

Cash and cash equivalents at end of period	$43	$51

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2006 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Prior year's amounts included in the condensed consolidated financial statements and the Notes herein have been adjusted to reflect the retrospective application of a Financial Accounting Standards Board (FASB) Staff Position related to planned major maintenance activities adopted by FPL Group and FPL effective December 31, 2006.  In addition, certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three months ended March 31, 2007 and 2006, respectively.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits

	Three Months Ended March 31,		Three Months Ended March 31,

	2007	2006	2007	2006

	(millions)

Service cost	$13	$13	$1	$1
Interest cost	24	22	6	6
Expected return on plan assets	(55)	(53)	(1)	(1)
Amortization of transition obligation	-	-	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of (gains) losses	(4)	(4)	-	-
Other	-	-	-	2

Net periodic benefit (income) cost at FPL Group	$(23)	$(23)	$7	$9

Net periodic benefit (income) cost at FPL	$(19)	$(19)	$6	$8

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:
	FPL Group		FPL

	March 31,	December 31,	March 31,	December 31,

	2007	2006	2007	2006

	(millions)

Current derivative assets	$144	$376	$11	$4
Other assets	37	78	-	-
Current derivative liabilities	(526)	(1,144)	(268)	(780)
Other liabilities	(228)	(107)	(3)	(1)

Total mark-to-market derivative instrument
assets (liabilities)	$(573)	$(797)	$(260)	$(777)

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group, through FPL Energy, LLC (FPL Energy), uses derivatives to optimize the value of power generation assets and engages in energy trading activities to take advantage of expected future favorable price movements, including providing full energy and capacity requirements services to distribution utilities in certain markets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While most of FPL Energy's derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed to have not occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At March 31, 2007, FPL Group had cash flow hedges with expiration dates through December 2011 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains on these hedges flows through earnings in the current period and amounted to $7 million and $7 million for the three months ended March 31, 2007 and 2006, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended March 31,

	2007	2006

	(millions)

Consolidated subsidiaries	$(187)	$61
Equity method investees	$(1)	$(10)

3.  Income Taxes

FPL Group's effective income tax rate for the three months ended March 31, 2007 and 2006 was approximately 3.9% and 23.5%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of production tax credits (PTCs), related to FPL Energy's wind projects, of approximately $52 million and $42 million for the three months ended March 31, 2007 and 2006, respectively.

FPL Group recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs for specific reasons including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

On January 1, 2007, FPL Group and FPL adopted FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  The interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of an entity's income tax positions.

FPL Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant being Florida.  FPL Group and FPL are no longer subject to U.S. federal, state and local examinations by taxing authorities for years before 1988.  As of January 1, 2007, FPL Group is disputing certain adjustments proposed by the Internal Revenue Service (IRS) to its U.S. income tax returns for 1988 through 2002.  These IRS proposed adjustments primarily relate to FPL Group's and FPL's method for capitalizing indirect service costs and certain deductions for repairs.  Additionally, income tax returns for 2003 through 2006 are still subject to examination.

The adoption of FIN 48 on January 1, 2007 did not have a significant cumulative effect on FPL Group's and FPL's beginning retained earnings or other components of common shareholders' equity.  Upon adoption, FPL Group recognized, primarily by reclassification from accumulated deferred income taxes, approximately $316 million ($274 million for FPL) of liabilities for unrecognized tax benefits which are included in the condensed consolidated balance sheets as other liabilities.  The majority of the liabilities for unrecognized tax benefits represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate and would not result in a significant payment of cash to the taxing authority due to FPL Group's ability to offset tax adjustments by utilizing tax credit carryforwards.  Included in the liabilities for unrecognized tax benefits identified above is approximately $11 million at FPL Group ($8 million at FPL) that, if disallowed, could impact the annual effective income tax rate.  It is expected that the amount of unrecognized tax benefits may change in the next twelve months, however, management does not expect the change to have a significant impact on FPL Group's or FPL's financial statements.

FPL Group recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest charges, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment as required by FAS 71, "Accounting for the Effects of Certain Types of Regulation."  On January 1, 2007, FPL Group accrued approximately $36 million for net interest receivable ($17 million for FPL).

4.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended March 31,

	2007	2006

	(millions)

Net income of FPL Group	$150	$251
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $47 tax benefit and $27 tax expense, respectively)	(70)	39
Reclassification from OCI to net income
(net of $8 and $9 tax expense, respectively)	11	13
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $3 tax benefit and $3 tax expense, respectively)	(6)	5
Reclassification from OCI to net income
(net of $0.6 tax benefit in 2007)	(1)	-
Net unrealized gains on available for sale securities
(net of $1 and $3 tax expense, respectively)	2	5
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	1
Defined benefit pension and other benefits plans
(net of $0.4 tax benefit in 2007)	(1)	-

Comprehensive income of FPL Group	$85	$314

Approximately $67 million of losses included in FPL Group's accumulated other comprehensive income at March 31, 2007 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive income is separately displayed on the condensed consolidated balance sheets of FPL Group.

5.  Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended March 31,

	2007	2006

	(millions, except per share amounts)

Numerator - net income	$150	$251

Denominator:
Weighted-average number of common shares outstanding - basic	396.8	389.2
Restricted stock, performance share awards, options, warrants
and equity units (a)	2.9	3.7

Weighted-average number of common shares outstanding - assuming dilution	399.7	392.9

Earnings per share of common stock:
Basic	$0.38	$0.64
Assuming dilution	$0.38	$0.64
_____________________
(a)

Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, options, warrants and, for the 2006 period, equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options for the 2007 period and upon the settlement of equity units for the 2006 period which were not included in the denominator above due to their antidilutive effect were approximately 0.2 million and 0.3 million for the three months ended March 31, 2007 and 2006, respectively.

6.  Debt

In January 2007, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 5.39% on approximately $547 million of its variable rate limited recourse debt in order to limit cash flow exposure.

In April 2007, FPL issued $300 million principal amount of 5.85% first mortgage bonds maturing in May 2037.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.

In April 2007, FPL and FPL Group Capital Inc (FPL Group Capital) each entered into a new five-year revolving credit and letter of credit facility aggregating $6.5 billion ($4.0 billion for FPL Group Capital and $2.5 billion for FPL) expiring in April 2012.  These new facilities replaced the previously existing five-year credit facilities aggregating $4.5 billion.

7.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel, as well as announced acquisitions.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At March 31, 2007, planned capital expenditures for the remainder of 2007 through 2011 were estimated as follows:

	2007	2008	2009	2010	2011	Total

FPL:	(millions)
Generation: (a)
New (b) (c)	$270	$720	$210	$10	$-	$1,210
Existing	475	600	485	565	425	2,550
Transmission and distribution (d)	640	985	1,105	1,055	1,080	4,865
Nuclear fuel	70	130	140	170	110	620
General and other	110	160	170	205	210	855

Total	$1,565	$2,595	$2,110	$2,005	$1,825	$10,100

FPL Energy:
Wind (e)	$1,485	$1,365	$10	$5	$5	$2,870
Nuclear (f)	1,175	205	120	165	115	1,780
Gas	65	40	75	80	45	305
Other	55	35	10	10	5	115

Total	$2,780	$1,645	$215	$260	$170	$5,070

FPL FiberNet	$8	$11	$11	$11	$11	$52

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $25 million, $52 million, $53 million and $6 million in 2007, 2008, 2009 and 2010, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Excludes capital expenditures of approximately $3.4 billion (approximately $310 million in 2008) for two ultra super critical pulverized coal generating units for the period from early 2008 (expected Siting Board approval) through 2011.

(d)

Includes estimated capital costs associated with FPL's initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators, as well as the Florida Public Service Commission's (FPSC) approved storm preparedness plan (collectively, Storm Secure® Plan).  These capital costs are subject to change over time based on, among other things, productivity enhancements and prioritization.

(e)	Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTCs for new wind projects is scheduled to expire.
(f)	Includes nuclear fuel for Seabrook Station (Seabrook) and Duane Arnold Energy Center (Duane Arnold) and, in 2007, the pending acquisition of Point Beach Nuclear Power Plant (Point Beach).

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At March 31, 2007, FPL Energy had approximately $4.4 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel for Seabrook and Duane Arnold and a portion of its projected capital expenditures, including the pending acquisition of Point Beach for approximately $1.0 billion.  The Point Beach transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the third quarter of 2007.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At March 31, 2007, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 11 years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2007 was approximately $16 million.  At March 31, 2007, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of March 31, 2007.

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

Contracts - FPL Group has entered into a long-term agreement for the purchase of wind, combustion and steam turbines, as well as parts, repairs and on-site services, through 2021.  The related commitments are included in FPL Energy's minimum payments shown in the table below and in FPL Energy's estimated capital expenditures shown in the table above.

FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 megawatts (mw) of power annually through mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,250 mw of power with expiration dates ranging from 2007 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the purchase of wind turbines and towers in support of a portion of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2007 through 2036.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2007 to 2018.

The required capacity and minimum payments under these contracts as of March 31, 2007 were estimated as follows:
	2007	2008	2009	2010	2011	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$150	$200	$210	$200	$200	$980
Qualifying facilities (b)	$240	$320	$320	$290	$270	$3,200
Other electricity suppliers (b)	$40	$55	$50	$10	$10	$5
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$60	$80	$90	$40	$-	$-
Natural gas, including transportation and storage (c)	$2,435	$1,345	$325	$260	$260	$2,150
Coal (c)	$50	$35	$20	$10	$10	$-
Oil (c)	$460	$-	$-	$-	$-	$-

FPL Energy	$1,060	$1,100	$120	$115	$80	$695
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $151 million and $145 million for the three months ended March 31, 2007 and 2006, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $99 million and $91 million for the three months ended March 31, 2007 and 2006, respectively.

(c)						Recoverable through the fuel clause.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun construction.  These agreements range from 12 to 23 years in length and contain firm commitments totaling up to approximately $131 million annually or $2.4 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the Federal Energy Regulatory Commission (FERC) and completion of construction of the facilities in 2008 and 2009.

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

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $141 million ($97 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Under the terms of the agreement regarding FPL's retail base rates approved by the FPSC (2005 rate agreement) and the FPSC-approved storm cost accounting method, FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes, through surcharges or through the use of any funds available in a storm reserve.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act.  In May 2001, the EPA amended its complaint.  The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day for each violation thereafter.  The EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel.  In August 2001, the MDL panel denied the motion for consolidation.  In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery.  Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals ruled on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case.  In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.  In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review.  In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing.  In May 2004, the U.S. Supreme Court denied the EPA's petition for review of the Eleventh Circuit order.  The EPA has not yet moved to reopen the Georgia Power Company case.  In April 2007, the U.S. Supreme Court ruled in a separate unrelated case in which it rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

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

With regard to the rate base issue, in May 2004 FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to that filing, FPL's current network transmission rate would have been reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, arguing that FPL's current network transmission rate should be reduced by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, which would reduce FPL's current rate by $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $23 million at March 31, 2007.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The potential refund obligation to Seminole based on FMPA's position is approximately $10 million at March 31, 2007.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  FPL filed a rehearing request in January 2006, which the FERC denied in July 2006.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing additional transmission facilities from rates, which resulted in a refund liability of approximately $4 million to FMPA and approximately $2 million to Seminole at March 31, 2007.  FMPA has protested FPL's filing, claiming again that FPL's rates should be reduced by an additional $0.20 per kw per month.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been set for trial in July 2008.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy was added as a defendant in 2005.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  The case has been set for trial in late May 2007.

In September 2006, PT Pertamina, Indonesia's state-owned oil/energy company, filed an action against Karaha Bodas Company, LLC (KBC), an entity in which FPL Energy owns an equity interest, in the Grand Court of the Cayman Islands for fraud and for an injunction prohibiting KBC from disposing of, dealing with or diminishing the value of any of KBC's assets up to the value of PT Pertamina's funds KBC received as a result of a court judgment (approximately $320 million) pending resolution of the fraud claim.  FPL Energy's portion of the damages being sought is approximately $145 million.  KBC sought and in December 2006 received from the U.S. District Court for the Southern District of New York an anti-suit injunction against the plaintiff, prohibiting the plaintiff from pursuing the fraud action, or any similar action, and the request for injunctive relief in the Cayman court or any other court worldwide.  The plaintiff's appeal of that order to the U.S. Court of Appeals for the Second Circuit is pending.

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

8.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended March 31,

	2007				2006

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,448	$585	$42	$3,075	$2,584	$952	$48	$3,584
Operating expenses	$2,201	$538	$38	$2,777	$2,338	$723	$50	$3,111
Net income (loss) (b)	$126	$45	$(21)	$150	$122	$154	$(25)	$251

	March 31, 2007				December 31, 2006

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$22,559	$11,567	$1,409	$35,535	$23,073	$11,371	$1,547	$35,991
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)				See Note 3 for a discussion of FPL Energy's tax benefits related to PTCs that were recognized based on its tax sharing agreement with FPL Group.

9.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:
Condensed Consolidating Statements of Income
	Three Months Ended March 31,

	2007				2006

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$629	$2,446	$3,075	$-	$1,002	$2,582	$3,584
Operating expenses	-	(578)	(2,199)	(2,777)	(5)	(769)	(2,337)	(3,111)
Interest charges	(5)	(112)	(63)	(180)	(6)	(101)	(62)	(169)
Other income (deductions) - net	159	24	(145)	38	260	25	(261)	24

Income (loss) before income taxes	154	(37)	39	156	249	157	(78)	328
Income tax expense (benefit)	4	(66)	68	6	(2)	21	58	77

Net income (loss)	$150	$29	$(29)	$150	$251	$136	$(136)	$251

_____________________
(a)						Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	March 31, 2007				December 31, 2006

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$10,894	$26,084	$36,978	$-	$10,466	$25,686	$36,152
Less accumulated depreciation and amortization	-	(1,927)	(9,880)	(11,807)	-	(1,805)	(9,848)	(11,653)

Total property, plant and equipment - net	-	8,967	16,204	25,171	-	8,661	15,838	24,499

CURRENT ASSETS
Cash and cash equivalents	4	178	44	226	-	556	64	620
Receivables	883	910	142	1,935	170	683	803	1,656
Other	8	510	1,262	1,780	10	767	1,946	2,723

Total current assets	895	1,598	1,448	3,941	180	2,006	2,813	4,999

OTHER ASSETS
Investment in subsidiaries	9,565	-	(9,565)	-	9,892	-	(9,892)	-
Other	1,173	1,622	3,628	6,423	1,166	1,747	3,580	6,493

Total other assets	10,738	1,622	(5,937)	6,423	11,058	1,747	(6,312)	6,493

TOTAL ASSETS	$11,633	$12,187	$11,715	$35,535	$11,238	$12,414	$12,339	$35,991

CAPITALIZATION
Common shareholders' equity	$9,871	$2,249	$(2,249)	$9,871	$9,930	$2,354	$(2,354)	$9,930
Long-term debt	-	4,877	4,214	9,091	-	5,377	4,214	9,591

Total capitalization	9,871	7,126	1,965	18,962	9,930	7,731	1,860	19,521

CURRENT LIABILITIES
Debt due within one year	-	2,160	526	2,686	-	2,112	630	2,742
Accounts payable	4	340	651	995	-	325	735	1,060
Other	637	702	933	2,272	222	749	1,720	2,691

Total current liabilities	641	3,202	2,110	5,953	222	3,186	3,085	6,493

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	252	1,593	1,845	-	248	1,572	1,820
Accumulated deferred income taxes	268	1,138	2,070	3,476	269	945	2,218	3,432
Regulatory liabilities	531	-	3,201	3,732	531	-	3,121	3,652
Other	322	469	776	1,567	286	304	483	1,073

Total other liabilities and deferred credits	1,121	1,859	7,640	10,620	1,086	1,497	7,394	9,977

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$11,633	$12,187	$11,715	$35,535	$11,238	$12,414	$12,339	$35,991

_____________________
(a)							Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,

	2007				2006

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$159	$504	$556	$1,219	$(100)	$54	$(71)	$(117)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power
investments and nuclear fuel purchases	(12)	(307)	(520)	(839)	-	(674)	(528)	(1,202)
Other - net	14	3	(31)	(14)	-	(11)	(20)	(31)

Net cash provided by (used in) investing activities	2	(304)	(551)	(853)	-	(685)	(548)	(1,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	-	-	-	-	-	392	392
Retirements of long-term debt	-	(618)	-	(618)	-	(37)	-	(37)
Net change in short-term debt	-	106	(103)	3	-	314	170	484
Proceeds from purchased Corporate Units	-	-	-	-	210	-	-	210
Payments to terminate Corporate Units	-	-	-	-	(258)	-	-	(258)
Issuances of common stock	11	-	-	11	299	-	-	299
Dividends on common stock	(163)	-	-	(163)	(148)	-	-	(148)
Other - net	(5)	(66)	78	7	(10)	(16)	52	26

Net cash provided by (used in) financing activities	(157)	(578)	(25)	(760)	93	261	614	968

Net increase (decrease) in cash and cash equivalents	4	(378)	(20)	(394)	(7)	(370)	(5)	(382)
Cash and cash equivalents at beginning of period	-	556	64	620	7	467	56	530

Cash and cash equivalents at end of period	$4	$178	$44	$226	$-	$97	$51	$148

_____________________
(a)					Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2006 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Summary - Presented below is a summary of net income by reportable segment (see Note 8):
	Three Months Ended March 31,

	2007	2006

	(millions)

FPL	$126	$122
FPL Energy	45	154
Corporate and Other	(21)	(25)

FPL Group Consolidated	$150	$251

FPL's first quarter 2007 improved results reflect continued customer growth and AFUDC earned on capital expenditures for FPL's power plants partly offset by higher depreciation expense recovered under base rates and lower tax benefits from the manufacturers' deduction.

The first quarter 2006 net income of FPL Energy has been adjusted to reflect the retrospective application of a FASB Staff Position related to planned major maintenance activities adopted by FPL Group effective December 31, 2006.  FPL Energy's 2007 results reflect the benefits of increased gains from its full energy and capacity requirements services and additional earnings from new investments.  In addition, FPL Group's and FPL Energy's net income for 2007 reflect net unrealized after-tax losses from non-qualifying hedges of $126 million while 2006 net income reflects net unrealized after-tax gains from non-qualifying hedges of $23 million.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.

Results for Corporate and Other in the first quarter of 2007 reflect approximately $3 million of after-tax interest income accrued on unrecognized tax benefits in accordance with a new accounting pronouncement as well as higher interest expense.  Results for 2006 reflect approximately $3 million of after-tax merger-related costs associated with the proposed merger between FPL Group and Constellation Energy Group, Inc. (Constellation Energy), which was terminated in October 2006.  See Note 3 for a discussion of FIN 48 and Note 8 for segment information.

FPL Group's effective income tax rate for the three months ended March 31, 2007 and 2006 reflects PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $52 million and $42 million for the three months ended March 31, 2007 and 2006, respectively.  See Note 3.

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

FPL Group's management uses earnings excluding certain items (adjusted earnings), which in the first quarter of 2007 and 2006 were the unrealized mark-to-market effect of non-qualifying hedges and in 2006 also included merger-related costs, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income for the three months ended March 31, 2007 and 2006 was $126 million and $122 million, respectively.  In 2007, FPL's net income benefited from continued customer growth and AFUDC earned on capital expenditures for FPL's power plants partly offset by higher depreciation expense recovered under base rates and lower tax benefits from the manufacturers' deduction.  Total depreciation for the three months ended March 31, 2007 was lower than the prior year as depreciation expense recovered through cost recovery clauses declined.

FPL's operating revenues consisted of the following:
	Three Months Ended March 31,

	2007	2006

	(millions)

Retail base	$793	$777
Fuel cost recovery	1,287	1,422
Other cost recovery clauses and pass-through costs	329	345
Other, primarily transmission and wholesale sales and customer-related fees	39	40

Total	$2,448	$2,584

For the three months ended March 31, 2007, an increase in the average number of customers of 2.2% increased retail base revenues by approximately $17 million and a 0.8% increase in usage per retail customer increased retail base revenues by approximately $6 million.  The increase in retail usage was primarily due to weather and economic conditions partly offset by the elasticity effect on customer usage of higher electricity prices.  In addition, a higher proportion of non-residential sales, which generally yield lower retail base revenues on a price per kwh basis than residential sales, reduced retail base revenues by approximately $7 million.  Turkey Point Unit No. 5 was placed in service on May 1, 2007, which is expected to increase retail base revenues approximately $127 million on an annualized basis.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm cost recoveries, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense, as well as by changes in energy sales.  Fluctuations in other cost recovery clauses and pass-through costs revenues are primarily driven by changes in capacity charges, franchise fee costs and storm reserve deficiency amortization, and the impact of changes in other operations and maintenance (O&M) and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

In January 2007, the retail fuel charge decreased approximately 7.2% and declined another 2.3% when Turkey Point Unit No. 5 was placed in service on May 1, 2007, although a typical 1,000 kwh residential bill remains the same because the previously discussed base rate increase for this unit was substantially offset by the retail fuel charge decline.  In January 2006, the retail fuel charge had been increased approximately 46% in response to significantly higher fuel prices.  During the three months ended March 31, 2007, FPL collected approximately $113 million of fuel revenues in excess of fuel costs.  These revenues were deferred and will be returned to customers in subsequent periods.  This revenue deferral and the 7.2% decline in the retail fuel charge were the primary reasons for the decline in fuel cost recovery revenues.

In 2005, FPL began recovering the 2004 storm restoration cost deficiency from retail customers.  These revenues are included in other cost recovery clauses and pass-through costs.  For the three months ended March 31, 2007 and 2006, the amount billed to customers related to these storm restoration cost recoveries amounted to approximately $23 million and $32 million, respectively, and the corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line item on the condensed consolidated statements of income.  Revenues from other cost recovery clauses and pass-through costs also declined in the first quarter of 2007 due to the absence in 2007 of the recovery of a portion of litigation costs that FPL had been recovering since 2002 through the capacity clause.  See further discussion below of depreciation and amortization expense.

The major components of FPL's fuel, purchased power and interchange expense are as follows:
	Three Months Ended March 31,

	2007	2006

	(millions)

Fuel and energy charges during the period	$1,152	$1,110
Recovery of costs incurred in a prior period	145	186
Net over (under) recovery of costs during the period	-	132
Other, primarily capacity charges net of any capacity deferral	117	110

Total	$1,414	$1,538

The increase in fuel and energy charges reflects approximately $22 million attributable to higher energy sales and approximately $20 million related to higher fuel and energy prices.  The recovery of costs incurred in a prior period represents the collection of underrecovered fuel costs the FPSC permitted FPL to start collecting at the beginning of the respective year.  The net overrecovery (underrecovery) of costs during the period represents fuel clause collections from customers which were higher (lower) than fuel and energy costs incurred.  Since all of FPL's remaining retail underrecovered fuel costs were collected during the three months ended March 31, 2007, FPL began deferring revenues (see fuel cost recovery revenue discussion above) as fuel collections exceeded fuel and energy costs.  The decrease in deferred clause and franchise expenses and increase in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at March 31, 2007 totaling $244 million positively affected FPL Group's and FPL's cash flows from operations for the three months ended March 31, 2007.

FPL's O&M expenses for the three months ended March 31, 2007 decreased approximately $1 million reflecting, as expected, increased costs associated with FPL's Storm Secure Plan of approximately $7 million as well as higher customer service, nuclear, employee benefit and insurance costs (collectively, approximately $10 million).  These increases were offset by lower distribution costs of approximately $12 million as the prior year first quarter costs reflected additional fleet vehicle and storm restoration expenses.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expense in 2007 to continue trending upward, reflecting an expected increase of approximately $20 million in Storm Secure Plan costs for the year, higher fossil generation costs reflecting the placement of Turkey Point Unit No. 5 into service and higher nuclear, employee benefit, customer service and insurance costs.

Depreciation and amortization expense for the three months ended March 31, 2007 decreased approximately $7 million reflecting the full recovery in 2006 through cost recovery clauses of $222.5 million of litigation costs that FPL had been recovering over a five-year period that began January 1, 2002.  This was partially offset by higher depreciation on transmission and distribution facilities to support customer growth and demand.  FPL placed Turkey Point Unit No. 5, a 1,144 mw natural gas-fired generating unit, into service on May 1, 2007.

Interest charges for the three months ended March 31, 2007 reflect higher allowance for borrowed funds used during construction (AFUDC - debt) on Turkey Point Unit No. 5, two 1,220 mw natural gas-fired combined cycle units in western Palm Beach County, Florida, the steam generator replacement project at St. Lucie Unit No. 2 and the nuclear spent fuel storage projects.  This increase in AFUDC - debt was offset primarily by higher interest expense due to an increase in average interest rates of approximately 36 basis points partly offset by lower debt balances.  The increase in allowance for equity funds used during construction for the three months ended March 31, 2007 is attributable to the projects discussed above for AFUDC - debt.

FPL Energy - FPL Energy's net income for the three months ended March 31, 2007 and 2006 was $45 million and $154 million, respectively, a decrease of $109 million.  The primary drivers, on an after-tax basis, of this decrease were as follows:
Increase (Decrease)

Three Months Ended March 31, 2007

(millions)

New investments (a)	$26
Existing assets (a)	-
Full energy and capacity requirements services and trading	27
Restructuring activities and asset sales	1
Interest expense and other	(14)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	(149)

Net income decrease	$(109)

____________________
(a)

Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 3 for a discussion of PTCs.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	For discussion of derivative instruments, see Note 2 and Summary.

The increase in FPL Energy's results from new investments reflects the addition of over 1,275 mw of wind, nuclear and gas generation during or after the first quarter of 2006.  Results from FPL Energy's existing asset portfolio benefited from improved market conditions in the New England Power Pool (NEPOOL) and Electric Reliability Council of Texas (ERCOT) regions offset by the impact of lower wind resource, a refueling outage at the Duane Arnold nuclear facility and the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region.  Results in NEPOOL also benefited from a new FERC-approved forward capacity market that began in December 2006.

FPL Energy is currently planning to make alloy 600 pressurizer upgrades to its Seabrook nuclear plant in 2008, but the Nuclear Regulatory Commission may require the upgrades to be done in 2007.  Performing these upgrades in 2007 may reduce FPL Energy's 2007 results of operations primarily due to lost revenues during the period the plant is shutdown for such upgrades but it is not expected to significantly affect the estimated capital expenditures for the 2007 through 2011 period.  See Note 7 - Commitments.

FPL Energy's first quarter 2007 financial results benefited from increased gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services included load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

Interest expense and other reflects higher interest expense due to higher debt balances as a result of growth in the business.  In addition, interest expense and other includes higher corporate general and administrative expenses to support the growth in the business.

For the quarter ended March 31, 2007, FPL Energy recorded approximately $126 million of after-tax net unrealized mark-to-market losses on non-qualifying hedge activity compared to $23 million of after-tax net gains for the quarter ended March 31, 2006.  The change in unrealized mark-to-market activity for 2007 compared to 2006 is primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains as the underlying transactions were realized during the first quarter of 2007.

FPL Energy's operating revenues for the quarter ended March 31, 2007 decreased $367 million reflecting $363 million of losses on unrealized mark-to-market non-qualifying hedge activity as compared to $239 million of gains in the 2006 period.  Excluding this mark-to-market change, operating revenues increased primarily due to project additions and favorable market conditions in the NEPOOL and ERCOT regions, partially offset by the impact of a refueling outage at Duane Arnold and lower wind resource.

FPL Energy's operating expenses for the quarter ended March 31, 2007 decreased $185 million reflecting $165 million of unrealized mark-to-market non-qualifying hedge gains compared to $187 million of losses in the 2006 period.  Excluding this mark-to-market change, operating expenses increased primarily due to increased fuel costs as a result of market conditions and additional O&M and depreciation and amortization expenses.  FPL Energy expects 2007 O&M expenses to be higher than 2006 O&M expenses, primarily due to costs associated with project additions and plant maintenance.

Equity in earnings of equity method investees decreased $1 million for the quarter ended March 31, 2007 primarily due to the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region partially offset by unrealized mark-to-market after-tax losses on non- qualifying hedge activity of approximately $1 million in the first quarter of 2007 as compared to $12 million of such losses in the 2006 period.

PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $52 million and $42 million for the three months ended March 31, 2007 and 2006, respectively.  See Note 3.

In December 2006, FPL Energy entered into an agreement to purchase Point Beach, a two-unit, 1,033 mw nuclear power plant located in Wisconsin from Wisconsin Electric Power Company (Wisconsin Electric).  Under the agreement, FPL Energy will purchase the plant, including nuclear fuel, inventory and other items, for a total of approximately $998 million, subject to certain adjustments at closing.  Under the agreement, FPL Energy will sell the output of Point Beach to Wisconsin Electric under a long-term contract.  The duration of the contract will be, at the option of Wisconsin Electric, either through the current license terms of 2030 for Unit 1 and 2033 for Unit 2 or for a term of 16 or 17 years from the closing date for Units 1 and 2, respectively.  FPL Energy will be responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, and expects to receive at least $360 million of decommissioning funds at closing.  The transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the third quarter of 2007.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development and from asset acquisitions. FPL Energy plans to add a total of at least 1,500 mw of new wind generation over the 2007 and 2008 period, including over 500 mw which are currently under construction.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate and Other results, on an after-tax basis, are as follows:

	Three Months Ended March 31,

	2007	2006

	(millions)

Interest expense	$(24)	$(22)
Interest accrued on unrecognized tax benefits	3	-
Merger-related costs	-	(3)

Net loss	$(21)	$(25)

The interest income accrued on unrecognized tax benefits represents the net interest recorded on unrecognized tax benefits in accordance with the provisions of FIN 48.  See Note 3.  The merger-related costs represent costs associated with the proposed merger between FPL Group and Constellation Energy, which was terminated in October 2006.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group		FPL

	Three Months Ended March 31,

	2007	2006	2007	2006

	(millions)

Net cash provided by (used in) operating activities	$1,219	$(117)	$973	$(27)
Net cash used in investing activities	(853)	(1,233)	(540)	(540)
Net cash provided by (used in) financing activities	(760)	968	(454)	562

Net decrease in cash and cash equivalents	$(394)	$(382)	$(21)	$(5)

The net decrease in FPL Group's cash and cash equivalents for the three months ended March 31, 2007 reflects payment for capital expenditures by FPL, capital investments by FPL Energy, maturing debentures and common stock dividends.  These outflows were partially offset by the receipt of cash for the recovery of fuel costs, the return of cash collateral posted in prior periods with FPL's and FPL Energy's counterparties (margin cash deposits) and a distribution from KBC.

FPL Group's cash flows from operating activities for the three months ended March 31, 2007 reflect the recovery by FPL of fuel costs for prior period deferrals and collections in excess of fuel costs in the current period, the return of margin cash deposits to FPL and FPL Energy related to changes in energy contract prices and the receipt of distributions from equity method investees, including a distribution from KBC as a result of a court judgment.

FPL Group's cash flows from investing activities for the three months ended March 31, 2007 reflect capital investments of approximately $491 million by FPL to meet customer demand and costs associated with its Storm Secure Plan and independent power investments at FPL Energy of approximately $265 million.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the nuclear decommissioning funds, including the reinvestment of fund earnings and new contributions from FPL Energy, as well as other investment activity.

FPL Group's cash flows from financing activities for the three months ended March 31, 2007 reflect the maturity of $575 million of 4.086% FPL Group Capital debentures, principal payments of approximately $43 million on FPL Energy debt and the payment of approximately $163 million of dividends on FPL Group's common stock.  In January 2007, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 5.39% on approximately $547 million of its variable rate limited recourse debt in order to limit cash flow exposure.

FPL Group's cash flows for the three months ended March 31, 2006 reflect the use of funds for capital investment by FPL to meet customer demand; new investments at FPL Energy, including the acquisition of a 70% interest in Duane Arnold; the payment of dividends on FPL Group's common stock; the payment to cancel a portion of its 8% Corporate Units; the return of margin cash deposits primarily to FPL's counterparties related to declining energy contract prices; the payment of storm related costs; a decrease in accounts payable and an increase in materials, supplies and fossil fuel inventory, reflecting the accumulation of oil inventory.  The accumulation of oil inventory was primarily the result of burning more natural gas than originally planned due to lower natural gas prices in the first quarter of 2006.  FPL Group's cash flows for the three months ended March 31, 2006 benefited from the net issuance of debt, the issuance of common stock related to its 8% Corporate Units and a decrease in underrecovered fuel costs at FPL, primarily reflecting an increase in the fuel clause recovery factor effective January 2006.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006

Weighted-average annual interest rate (a)	6.2%	6.1%	5.4%	5.4%
Weighted-average life (years)	13.5	13.1	18.0	17.9
Average of floating rate debt to total debt (a)	24%	31%	31%	33%
____________________
(a)		Calculations include the effects of interest rate swaps.

Contractual Obligations and Planned Capital Expenditures - FPL Group's commitments at March 31, 2007 were as follows:
	2007	2008	2009	2010	2011	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$175	$661	$418	$187	$187	$7,306	$8,934
FPL Energy	678	667	328	314	293	1,852	4,132
Corporate and Other	649	810	745	97	697	4,077	7,075
Purchase obligations:
FPL (b)	5,000	4,630	3,125	2,815	2,575	6,335	24,480
FPL Energy (c)	2,230	1,106	125	124	86	769	4,440
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	11,571	11,571
FPL Energy (f)	-	1	-	-	-	4,762	4,763

Total	$8,732	$7,875	$4,741	$3,537	$3,838	$36,672	$65,395

____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using March 31, 2007 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which are recoverable through various cost recovery clauses (see Note 7 - Contracts), and projected capital expenditures through 2011 to meet, among other things, increased electricity usage and customer growth, capital improvements to and maintenance of existing facilities and estimated capital costs associated with FPL's Storm Secure Plan.  Estimated capital costs associated with FPL's Storm Secure Plan are subject to change over time based on, among other things, productivity enhancements and prioritization.  Excludes capital expenditures of approximately $3.4 billion (approximately $310 million in 2008) for two ultra super critical pulverized coal generating units for the period from early 2008 (expected Siting Board approval) through 2011.  See Note 7 - Commitments.

(c)

Represents firm commitments primarily in connection with the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel for Seabrook and Duane Arnold and a portion of its projected capital expenditures, including, in 2007, the pending acquisition of Point Beach.  See Note 7 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)

At March 31, 2007, FPL had approximately $2,288 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's nuclear decommissioning reserve funds.

(f)

At March 31, 2007, FPL Energy's 88.23% portion of Seabrook's and 70% portion of Duane Arnold's restricted trust funds for the payment of future expenditures to decommission Seabrook and Duane Arnold totaled approximately $567 million and are included in FPL Group's nuclear decommissioning reserve funds.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At March 31, 2007, FPL Group had standby letters of credit of approximately $680 million ($14 million for FPL) and approximately $7,776 million notional amount of guarantees ($356 million for FPL), of which approximately $6,078 million ($340 million for FPL) have expirations within the next five years.  An aggregate of approximately $312 million of the standby letters of credit at March 31, 2007 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear activities and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would incur any liabilities associated with these letters of credit and guarantees.  At March 31, 2007, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 7 - Commitments.

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

Available Liquidity - FPL Group's total available net liquidity was approximately $6.4 billion and FPL's was approximately $2.5 billion.  The components of each company's net available liquidity were as follows:
							Maturity Date

	FPL		FPL Group Capital	FPL Group	FPL Group Consoli- dated		FPL	FPL Group Capital

	(millions)

Bank revolving lines of credit (a)	$2,500	(b)	$4,000	$-	$6,500	(b)	April 2012	April 2012
Less letters of credit (c)	1		311	-	312

	2,499		3,689	-	6,188

Revolving term loan facility (c)	250		-	-	250		May 2011
Less borrowings (c)	250		-	-	250		May 2008

	-		-	-	-

Cash and cash equivalents (c)	43		178	5	226

Net available liquidity	$2,542		$3,867	$5	$6,414

____________________
(a)

Reflects new credit facilities entered into in April 2007 which provide for the issuance of letters of credit up to $6.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.

(b)

Excludes $300 million in senior secured revolving credit facilities of a variable interest entity consolidated by FPL (the VIE) that leases nuclear fuel to FPL which credit facilities are available only to the VIE.

(c)	Reflects amounts available/outstanding as of March 31, 2007.

FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility.  At March 31, 2007, each of FPL Group and FPL was in compliance with its respective ratio.

In addition to the amounts in the table above, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may, at its discretion upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At March 31, 2007, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

In addition to the bank lines of credit discussed above, the consolidated VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, and a $200 million senior secured revolving credit facility, which expires in July 2007.  Both credit facilities provide backup support for the VIE's commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facilities, which is included in the guarantee discussion under Guarantees and Letters of Credit above.  At March 31, 2007, the VIE had no outstanding borrowings under the revolving credit facilities and had approximately $224 million of commercial paper outstanding.

In addition, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of May 2, 2007, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities and guarantees related to certain of those securities.  As of May 2, 2007, FPL Group and FPL Group Capital had $2 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $700 million of board-authorized available capacity.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,

	2007				2006

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(25)	$98	$42	$115	$(215)	$22	$(193)
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $47
tax benefit and $27 tax expense, respectively)	(70)	-	-	(70)	39	-	39
Reclassification from OCI to net income (net of $8
and $9 tax expense, respectively)	11	-	-	11	13	-	13
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $3
tax benefit and $3 tax expense, respectively)	(6)	-	-	(6)	5	-	5
Reclassification from OCI to net income (net of $0.6
tax benefit in 2007)	(1)	-	-	(1)	-	-	-
Net unrealized gains on available for sale securities
(net of $1 and $3 tax expense, respectively)	-	-	2	2	-	5	5
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	-	-	-	-	1	1
Defined benefit pension and other benefits plans
(net of $0.4 tax benefit in 2007)	-	(1)	-	(1)	-	-	-

Balances at March 31	$(91)	$97	$44	$50	$(158)	$28	$(130)

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2007 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2006	$5	$8	$(56)	$(921)	$(964)
Reclassification to realized at settlement of contracts	(3)	(81)	18	274	208
Value of contracts purchased/previously not consolidated	-	23	-	-	23
Effective portion of changes in fair value recorded in OCI	-	-	(116)	-	(116)
Ineffective portion of changes in fair value recorded in earnings	-	(7)	-	-	(7)
Changes in fair value excluding reclassification to realized	3	(122)	-	266	147

Fair value of contracts outstanding at March 31, 2007	5	(179)	(154)	(381)	(709)
Net option premium payments	-	15	-	122	137

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2007	$5	$(164)	$(154)	$(259)	$(572)

FPL Group's total mark-to-market energy contract net assets (liabilities) at March 31, 2007 shown above are included in the condensed consolidated balance sheet as follows:

March 31, 2007

(millions)

Current derivative assets	$140
Other assets	34
Current derivative liabilities	(525)
Other liabilities	(221)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(572)

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2007 were as follows:
	Maturity

	2007	2008	2009	2010	2011	Thereafter	Total

	(millions)
Trading:
Actively quoted (i.e., exchange traded) prices	$(7)	$4	$6	$(2)	$-	$1	$2
Prices provided by other external sources	4	(1)	-	(2)	-	-	1
Modeled	20	(7)	(9)	(2)	-	-	2

Total	17	(4)	(3)	(6)	-	1	5

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange traded) prices	(47)	10	2	(22)	(18)	(16)	(91)
Prices provided by other external sources	22	(18)	(10)	4	1	(40)	(41)
Modeled	(15)	(9)	(4)	(6)	(2)	(11)	(47)

Total	(40)	(17)	(12)	(24)	(19)	(67)	(179)

Owned Assets - OCI:
Actively quoted (i.e., exchange traded) prices	(70)	(51)	(17)	(6)	-	-	(144)
Prices provided by other external sources	-	-	-	-	(1)	-	(1)
Modeled	(4)	(5)	-	-	-	-	(9)

Total	(74)	(56)	(17)	(6)	(1)	-	(154)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange traded) prices	(260)	-	-	-	-	-	(260)
Prices provided by other external sources	(119)	-	-	-	-	-	(119)
Modeled	1	(3)	-	-	-	-	(2)

Total	(378)	(3)	-	-	-	-	(381)

Total sources of fair value	$(475)	$(80)	$(32)	$(36)	$(20)	$(66)	$(709)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2006 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2005	$2	$(176)	$(373)	$757	$210
Reclassification to realized at settlement of contracts	15	13	23	(226)	(175)
Effective portion of changes in fair value recorded in OCI	-	-	65	-	65
Ineffective portion of changes in fair value recorded in earnings	-	7	-	-	7
Changes in fair value excluding reclassification to realized	(9)	31	-	(536)	(514)

Fair value of contracts outstanding at March 31, 2006	8	(125)	(285)	(5)	(407)
Net option premium payments	-	13	-	60	73

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2006	$8	$(112)	$(285)	$55	$(334)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2007 and December 31, 2006, the VaR figures were as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2006	$-	$2	$2	$89	$57	$54	$89	$60	$56
March 31, 2007	$-	$1	$1	$78	$56	$42	$78	$55	$41

Average for the period ended
March 31, 2007	$-	$1	$1	$97	$56	$58	$97	$56	$58
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	March 31, 2007			December 31, 2006

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)

Long-term debt, including current maturities	$10,677	$10,747	(a)	$11,236	$11,314	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,436	$1,436	(b)	$1,430	$1,430	(b)
Other investments	$109	$109	(b)	$93	$93	(b)
Interest rate swaps - net unrealized gain (loss)	$(1)	$(1	) (c)	$6	$6	(c)

FPL:
Long-term debt, including current maturities	$4,214	$4,193	(a)	$4,214	$4,208	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,249	$1,249	(b)	$1,235	$1,235	(b)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2007, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)							(millions)

Cash flow hedges - FPL Energy:
	$86	August 2002	December 2007	4.410%	variable	(a)	$1
	$172	August 2003	November 2007	3.557%	variable	(a)	2
	$5	February 2005	June 2008	4.255%	variable	(a)	1
	$74	December 2003	December 2017	4.245%	variable	(a)	2
	$25	April 2004	December 2017	3.845%	variable	(a)	1
	$234	December 2005	November 2019	4.905%	variable	(a)	1
	$547	January 2007	January 2022	5.390%	variable	(b)	(9)

Total interest rate hedges							$(1)

____________________
(a)	Three-month London InterBank Offered Rate (LIBOR)
(b)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $412 million ($203 million for FPL) at March 31, 2007.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,419 million and $1,395 million ($1,040 million and $1,029 million for FPL) at March 31, 2007 and December 31, 2006, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $142 million ($104 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2007.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2007, approximately 95% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2006 Form 10-K for FPL Group and FPL.

In April 2007, the U.S. Supreme Court ruled in a case, separate and unrelated to the EPA lawsuit against Georgia Power Company, in which it rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case with the EPA, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

In the Adelphia lawsuit, the trial has been rescheduled for July 2008.

In the TXU lawsuit, the trial has been rescheduled for late May 2007.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in FPL Group's and FPL's 2006 Form 10-K.  The factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2006 Form 10-K, as well as other information set forth in this report, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described in FPL Group's and FPL's 2006 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

1/1/07 - 1/31/07	2,717	$54.42	-	20,000,000
2/1/07 - 2/28/07	63,360	$59.00	-	20,000,000
3/1/07 - 3/31/07	12,173	$58.17	-	20,000,000

Total	78,250		-

_____________________
(a)

Represents:  (1) shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan; and (2) shares of common stock purchased in February 2007 as a reinvestment of dividends and interest thereon by the trustee of a grantor trust in connection with FPL Group's obligations under grants of retirement share awards in February 2006 to two executive officers.

(b)

In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 6.  Exhibits
Exhibit Number	Description	FPL Group	FPL

*2

Termination and Release Agreement dated as of October 24, 2006, among
FPL Group, Constellation Energy Group, Inc. and CF Merger Corporation
(filed as Exhibit 2.1 to Form 8-K dated October 24, 2006, File No. 1-8841)

		x	x
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x

Exhibit Number	Description	FPL Group	FPL

*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through May 26, 2006 (filed as Exhibit 3(ii)a to Form 10-Q for the quarter ended June 30, 2006, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x

Exhibit Number	Description	FPL Group	FPL

*4(a)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and eleven Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612;
and Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612)

		x	x
*10(a)

Appendix C1 (revised as of February 15, 2007) to amendment #4 adopted October 13, 2005 to FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(b)

Amendment #5 adopted February 15, 2007 to FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(c)	Form of FPL Group Amended and Restated Long Term Incentive Plan Performance Share Award Agreement (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x	x
*10(d)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x	x
*10(e)	2007 FPL Group Annual Incentive Plan (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x	x

Exhibit Number	Description	FPL Group	FPL

*10(f)	Non-Employee Director Compensation Summary (filed as Exhibit 10(u) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: May 2, 2007

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)