Form 10-K
period 2008-12-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2009-02-27
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number
1-8841 2-27612	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775

State or other jurisdiction of incorporation or organization:    Florida

Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act: FPL Group, Inc.: Common Stock, $0.01 Par Value Florida Power & Light Company: None	New York Stock Exchange

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933.
FPL Group, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
FPL Group, Inc. Yes ☐ No ☑ Florida Power & Light Company Yes ☐ No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.
FPL Group, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Florida Power & Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No  ☑

Aggregate market value of the voting and non-voting common equity of FPL Group, Inc. held by non-affiliates as of June 30, 2008 (based on the closing market price on the Composite Tape on June 30, 2008) was $26,714,502,227.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2008.

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2009: 408,946,823 shares.

As of January 31, 2009, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

________________________________________

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
BART	Best Available Retrofit Technology
capacity clause	capacity cost recovery clause, as established by the FPSC
charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EMF	electric and magnetic field(s)
EMT	Energy Marketing & Trading
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
Exchange Act	Securities Exchange Act of 1934, as amended
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FIN	FASB Interpretation No.
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
Gulfstream	Gulfstream Natural Gas System, L.L.C.
Holding Company Act	Public Utility Holding Company Act of 2005
IRS	Internal Revenue Service
kv	kilovolt(s)
kwh	kilowatt-hour(s)
LIBOR	London InterBank Offered Rate
LTIP	FPL Group, Inc. Amended and Restated Long Term Incentive Plan
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
NextEra Energy Resources	NextEra Energy Resources, LLC, formerly known as FPL Energy, LLC
Note ___	note ___ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982, as amended
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PJM	PJM Interconnection, L.L.C.
PMI	FPL Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTCs	production tax credits
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
RFP	request for proposal
ROE	return on common equity
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SEGS	Solar Electric Generating System
SO2	sulfur dioxide
VIE	variable interest entity

FPL Group, FPL, FPL Group Capital and NextEra Energy Resources each have subsidiaries and affiliates with names that include FPL, NextEra Energy Resources, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, projection, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to important factors included in Part I, Item 1A.  Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group's and/or FPL's operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

PART I

Item 1.  Business

FPL GROUP

FPL Group was incorporated in 1984 under the laws of Florida.  FPL Group has two principal operating subsidiaries, FPL and NextEra Energy Resources (formerly known as FPL Energy, LLC).  FPL is a rate-regulated utility engaged primarily in the generation, transmission, distribution and sale of electric energy.  NextEra Energy Resources is FPL Group's competitive energy subsidiary which produces the majority of its electricity from clean and renewable fuels.  FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock of, or has equity interests in, FPL Group's operating subsidiaries, other than FPL, and provides funding for those subsidiaries, including NextEra Energy Resources.   At December 31, 2008, FPL Group and its subsidiaries employed approximately 15,300 people.  For a discussion of FPL's and NextEra Energy Resources' businesses, see FPL Operations and NextEra Energy Resources Operations.  For financial information regarding FPL Group's business segments, see Note 16.

In February 2009, the American Recovery and Reinvestment Act of 2009 (Recovery Act) was signed into law.  It includes approximately $787 billion in tax incentives and new spending, a portion of which relates to renewable energy, energy efficiency and energy reliability.  The Recovery Act includes, among other things, provisions that allow companies building wind facilities the option to choose between three investment cost recovery mechanisms: (i) PTCs which were extended for wind facilities through 2012, (ii) investment tax credits of 30% of the cost for qualifying wind facilities placed in service prior to 2013, or (iii) an election to receive a cash grant of 30% of the cost of qualifying wind facilities placed in service in 2009 or 2010, or if construction began prior to December 31, 2010 and the wind facility is placed in service prior to 2013.  An election to receive a cash grant of 30%, in lieu of the 30% investment tax credit allowable under present law, also applies to the cost of qualifying solar facilities placed in service in either 2009 or 2010, or if construction began prior to December 31, 2010 and the solar facility is placed in service prior to 2017.  In addition, 50% bonus depreciation was extended on most types of property placed in service in 2009, and certain property placed in service in 2010.  FPL Group and FPL are in the process of evaluating the effect of the Recovery Act on their businesses.

Website Access to SEC Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this annual report on Form 10-K.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy and other information about FPL Group and FPL filed electronically with the SEC.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group.  FPL supplies electric service to a population of more than 8.7 million throughout most of the east and lower west coasts of Florida.  During 2008, FPL served approximately 4.5 million customer accounts.  The percentage of FPL's operating revenues by customer class was as follows:

	Years Ended December 31,
	2008	2007	2006

Residential	53%	54%	54%
Commercial	40	39	39
Industrial	3	3	3
Other, including deferred or recovered clause revenues, the net change in unbilled revenues, transmission and wholesale sales and customer-related fees	4	4	4
	100%	100%	100%

Over the last ten years, FPL's average annual customer growth has been 2.1%.  However, beginning in 2007, FPL has experienced a slowdown in retail customer growth and a decline in non-weather related usage per retail customer.  Retail customer growth in 2008 was 0.3%, although during the fourth quarter of 2008 FPL experienced a decline in customer accounts of 0.2%.  FPL believes that the economic slowdown, the downturn in the housing market and the credit crisis that have affected the country and the state of Florida have contributed to the slowdown in customer growth and to the decline in non-weather related usage per retail customer.  In 2008, FPL experienced an increase in inactive accounts (accounts with installed meters without corresponding customer names) and in low-usage customers (customers using less than 200 kwh per month), which have contributed to the decline in retail customer growth and non-weather related usage per retail customer.

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2008 operating revenues.  Retail operations are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC with respect to certain aspects of its operations, including, but not limited to, the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.  In addition, FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and retirement of nuclear power plants and subject these plants to continuing review and regulation.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms, including, among other things, base rates and cost recovery clauses.

In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  At the time base rates are determined, the allowed rate of return on rate base approximates FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and, typically, an allowed ROE.  The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings or through negotiations, which occur at irregular intervals at the initiative of FPL, the FPSC, the State of Florida Office of Public Counsel or a substantially affected party.

Base Rates - In 2005, the FPSC approved a stipulation and settlement agreement regarding FPL's retail base rates (2005 rate agreement), signed by FPL and all of the interveners in its 2005 base rate proceeding.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009; thereafter, it shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates increased on May 1, 2007 when a 1,144 mw natural gas-fired plant at FPL's Turkey Point site (Turkey Point Unit No. 5) was placed in service.  As approved by the FPSC, FPL's retail base revenues will increase in 2009 when two natural gas-fired combined-cycle units (West County Energy Center Units Nos. 1 and 2), each with approximately 1,220 mw of net generating capacity, are placed in service, which is expected to occur by the third quarter of 2009 and fourth quarter of 2009, respectively (see Fossil Operations below).  The 2005 rate agreement also has a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap are established by increasing the prior year's threshold and cap by the sum of the following:  (i) the average annual growth rate in retail kwh sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.  The revenue sharing threshold and cap for 2009 are estimated to be $4,534 million and $4,713 million, respectively.  For the year ended December 31, 2008, revenues from retail base operations did not exceed the 2008 thresholds.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates are based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually, (ii) FPL has the ability to recover prudently incurred storm restoration costs, either through securitization provisions pursuant to the Florida Statutes or through surcharges, and (iii) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

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

In November 2008, FPL notified the FPSC that it intends to initiate a base rate proceeding in March 2009.  In the notification, FPL stated that it expects to request an $800 million to $950 million annual increase in base rates beginning on January 1, 2010 and an additional annual base rate increase beginning on January 1, 2011.  These amounts exclude the effects of depreciation, which depend in part on the results of a detailed depreciation study that FPL is currently finalizing.  Further, FPL expects to request that the FPSC continue to allow FPL to use the mechanism for recovery of the revenue requirements of any new power plant approved pursuant to the Siting Act that was established in FPL's 2005 rate agreement.  Hearings on the base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates that are different from those that FPL will request.

Cost Recovery Clauses - Fuel costs are recovered from customers through levelized charges per kwh established under the fuel clause.  These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage.  In 2008, approximately $6.1 billion of costs were recovered through the fuel clause.  FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  See Energy Marketing and Trading, Management's Discussion – Results of Operations, Note 1 – Regulation and Note 3.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause and base rates.  In 2008, approximately $517 million of these costs were recovered through the capacity clause.  Beginning in 2009, FPL will recover pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause.  Once the new capacity goes into service, construction costs will be recovered through base rate increases.  See Nuclear Operations below.

Costs associated with implementing energy conservation programs totaled approximately $182 million in 2008 and were recovered from customers through the energy conservation cost recovery clause.  Costs of complying with federal, state and local environmental regulations enacted after April 1993 are recovered through the environmental clause to the extent not included in base rates.  In 2008, approximately $40 million of these costs were recovered through the environmental clause.  Beginning in 2009, FPL will recover costs associated with its proposed solar generating facilities through the environmental clause.  See Solar Operations below.

Other Recovery Mechanisms - FPL maintains a funded storm and property insurance reserve.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, FPL formed a wholly-owned bankruptcy remote special purpose subsidiary for the purpose of issuing storm-recovery bonds, pursuant to the securitization provisions of the Florida Statutes and an FPSC financing order.  In May 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds, including interest and bond issuance costs, are being repaid through a surcharge to retail customers.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering the 2004 storm restoration costs from retail customers through a storm damage surcharge.  See Management's Discussion – Results of Operations – FPL and Note 9 – FPL.

In 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  In December 2008, the FPSC approved the recovery of approximately $34 million of pre-construction costs associated with these units over a five-year period beginning January 2010.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently holds 176 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2039.  Of the 176 franchise agreements, three expire in 2009, 14 expire in 2010 and 159 expire during the period 2011 through 2039.  Negotiations are ongoing to renew franchises with upcoming expirations.  FPL also provides service to 13 other municipalities and to 22 unincorporated areas within its service area without franchise agreements.  FPL considers its franchises to be adequate for the conduct of its business.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2008, operating revenues from wholesale and industrial customers combined represented less than 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Management's Discussion – Critical Accounting Policies and Estimates – Regulatory Accounting.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC approve the terms of the power purchase agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.  In 2007, the FPSC eliminated the requirement for utilities to issue an RFP for new nuclear power plants sited after June 2006.  See Nuclear Operations below regarding the approval by the FPSC for two additional nuclear units.

Environmental.  FPL is subject to environmental laws and regulations and is affected by some of the emerging issues included in the Environmental Matters section below.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

During 2008, FPL spent approximately $181 million on capital additions to comply with existing environmental laws and regulations.  FPL's capital expenditures to comply with existing environmental laws and regulations are estimated to be $1.2 billion for 2009 through 2011, including approximately $632 million in 2009, and are included in estimated capital expenditures set forth in Capital Expenditures below.  These amounts include the capital expenditures associated with three solar generating facilities currently under construction.  See Solar Operations below.

System Capability and Load.  At December 31, 2008, FPL's resources for serving load consisted of 24,997 mw, of which 22,087 mw were from FPL-owned facilities (see Item 2 - Generating Facilities) and 2,910 mw were available through purchased power contracts (see Note 15 – Contracts).  FPL's projected reserve margin for the summer of 2009 is approximately 28%.  This reserve margin is expected to be achieved through the combination of output from FPL's active generating units, purchased power contracts and the capability to reduce peak demand through the implementation of load management, which was estimated to be capable of reducing demand by 1,734 mw at December 31, 2008.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory.  The highest peak load FPL has served to date was 22,361 mw, which occurred on August 17, 2005.  FPL had adequate resources available at the time of this peak to meet customer demand.  See Fossil Operations, Nuclear Operations and Solar Operations below regarding additional capacity currently under construction.

Fuel Mix.  FPL's generating plants use a variety of fuels.  The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve a more economical fuel mix.  See Fossil Operations, Nuclear Operations and Item 2 – Generating Facilities.

FPL's 2008 fuel mix based on kwh produced was as follows:

Fuel Source	Percentage of kwh Produced

Natural gas	53%
Nuclear	22%
Purchased power	14%
Coal	6%
Oil	5%

Fossil Operations.  FPL owns and operates 83 units that use fossil fuels such as natural gas and/or oil, and has a joint-ownership interest in three coal units.  FPL's fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced demand.  FPL is currently constructing three natural gas-fired combined-cycle units of approximately 1,220 mw each at its West County Energy Center, which units are expected to be placed in service by the third quarter of 2009, fourth quarter of 2009 and mid-2011.  The estimated total cost (including AFUDC) of the two units expected to be placed into service in 2009 is approximately $1.3 billion and the estimated total cost (including AFUDC) of the third unit is approximately $900 million.  In 2008, the FPSC approved FPL's plan to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be placed into service by 2013 and 2014 at an estimated total cost (including AFUDC) of $1.1 billion and $1.3 billion, respectively.  Approval by the Florida Power Plant Siting Board (Siting Board), comprised of the Florida governor and cabinet, is pending and is expected in early 2010.  The construction costs of the three new units and power plant modernizations (through early 2010) yet to be incurred as of December 31, 2008 are included in estimated capital expenditures set forth in Capital Expenditures below.  See Note 15 – Commitments.

FPL has four firm transportation contracts in place with FGT, two firm transportation contracts with Gulfstream and one firm transportation contract with Southeast Supply Header, LLC, that together are expected to satisfy substantially all of the anticipated needs for natural gas transportation at its existing units.  The four existing FGT contracts expire between 2021 and 2025, while both Gulfstream contracts expire in 2032.  The Southeast Supply Header contract expires in 2020.  To the extent desirable, FPL can also purchase interruptible natural gas transportation service from FGT and Gulfstream based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's natural gas requirements is purchased under other contracts and in the spot market.  FPL has a long-term agreement for the storage of natural gas that expires in 2013.  In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet started construction, or if started, have not yet completed construction.  These agreements range from 15 to 25 years in length and contain firm commitments by FPL totaling up to approximately $209 million annually or $5.1 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the FERC and/or completion of construction of the facilities from June 2009 to 2011.  See Note 15 - Contracts.  FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has, through its joint ownership interest in St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, a coal supply and transportation contract for all of the 2009 fuel needs and a portion of the 2010 and 2011 fuel needs for those units.  All of the transportation requirements and a portion of the coal supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts.  FPL's remaining fuel requirements for these units will be obtained in the spot market.  See Note 15 – Contracts.

Nuclear Operations.  FPL owns, or has undivided interests in, and operates four nuclear units, two at Turkey Point and two at St. Lucie, with a total net generating capability of 2,939 mw.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.  The following table summarizes certain information related to FPL's nuclear units:

Facility	Unit	Net Capability (mw)	Operating License Expiration Dates	Next Scheduled Refueling Outage

St. Lucie	1	839	2036	April 2010
St. Lucie	2	714	2043	April 2009
Turkey Point	3	693	2032	March 2009
Turkey Point	4	693	2033	October 2009

FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by the end of 2012 at an estimated total cost (including carrying charges) of approximately $1.6 billion.  The construction costs relating to the 400 mw of baseload capacity yet to be incurred as of December 31, 2008 are included in estimated capital expenditures set forth in Capital Expenditures below.  In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020, which units are expected in the aggregate to add between 2,200 mw and 3,040 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the process.  See Note 15 – Commitments.

During 2003, nuclear utilities other than FPL identified pressurizer heater sleeves made with a particular material (alloy 600) that were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  Due to the amount of time and cost associated with correcting potential leaks, FPL replaced St. Lucie Unit No. 1's pressurizer during its fall 2005 outage.  FPL began the modification of St. Lucie Unit No. 1's non-pressurizer penetrations that have alloy 600 weld materials during its fall 2008 outage and expects to complete the modifications by 2010.  The St. Lucie Unit No. 2 pressurizer has 30 heater sleeves as compared to 120 heater sleeves in the St. Lucie Unit No. 1 pressurizer.  Accordingly, FPL has decided to modify rather than replace St. Lucie Unit No. 2's alloy 600 pressurizer heater sleeves during its fall 2010 outage.  During St. Lucie Unit No. 2's scheduled refueling outage in the fall of 2007, FPL inspected the pressurizer heater sleeves and began modifications of other pressurizer and non-pressurizer penetrations that have alloy 600 weld materials.  The modifications to St. Lucie Unit No. 2's other penetrations are scheduled to be completed by 2010.  The estimated cost of modifications for the St. Lucie units is included in estimated capital expenditures set forth in Capital Expenditures below.  See Note 15 – Commitments.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 use a different material.

FPL leases nuclear fuel for all four of its nuclear units.  See Note 1 – Nuclear Fuel.  FPL Group and FPL consolidate the lessor entity in accordance with FIN 46, "Consolidation of Variable Interest Entities," as revised (FIN 46(R)).  See Note 9 – FPL.  The contracts for the supply, conversion, enrichment and fabrication of FPL's nuclear fuel have expiration dates ranging from 2009 through 2022.  Under the Nuclear Waste Policy Act, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, FPL is a party to contracts with the DOE to provide for disposal of spent nuclear fuel from its Turkey Point and St. Lucie nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 2008, FPL has paid approximately $607 million in such fees to the DOE's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 1997, a federal appeals court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations.  In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants.  The matter is pending.  In October 2006, a federal claims court ruled in another utility's case that the 1997 court decision regarding the DOE's unavoidable delay defense was not binding on that federal court.  An appeal is pending in that case.  The DOE filed a license application for a permanent disposal facility for spent nuclear fuel with the NRC in June 2008, and a licensing proceeding is ongoing before the NRC.  However, it is uncertain when a permanent disposal facility will be constructed and when it would be ready to begin receiving spent nuclear fuel shipments.

FPL uses both on site storage pools and dry storage casks to store spent nuclear fuel generated by St. Lucie Units Nos. 1 and 2, which should allow FPL to store all spent nuclear fuel generated by these units through license expiration.  FPL currently stores all spent nuclear fuel generated by Turkey Point Units Nos. 3 and 4 in on site storage pools.  These spent nuclear fuel storage pools do not have sufficient storage capacity for the life of the respective units.  Beginning in 2011, FPL plans to begin using dry storage casks to store spent nuclear fuel at the Turkey Point facility.  Costs for the dry storage casks yet to be incurred are included in estimated capital expenditures set forth in Capital Expenditures below.

The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.  FPL's current plans, under the operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  See estimated decommissioning cost data in Note 1 – Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs – FPL.

Solar Operations.  In 2008, the FPSC approved FPL’s proposal to construct three solar generating facilities, which are expected to have a capacity totaling 110 mw.  The solar generating facilities are expected to be placed into service by the end of 2010 at an estimated total cost (including carrying charges) of approximately $728 million.  The construction costs of these new solar generating facilities yet to be incurred as of December 31, 2008 are included in estimated capital expenditures set forth in Capital Expenditures below.  See Note 15 – Commitments.

Energy Marketing and Trading.  EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity.  EMT also uses derivative instruments, such as swaps, options and forwards, to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking, Management's Discussion – Results of Operations – FPL and Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

Capital Expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  FPL's capital expenditures totaled $2.3 billion in 2008 (including AFUDC of approximately $53 million), $1.9 billion in 2007 (including AFUDC of approximately $36 million) and $1.7 billion in 2006 (including AFUDC of approximately $32 million).  Planned capital expenditures that are conditional on obtaining regulatory approvals are not included in the table below until such approvals are received.

At December 31, 2008, planned capital expenditures for 2009 through 2013 were estimated as follows:

	2009	2010	2011	2012	2013	Total
	(millions)
Generation: (a)
New (b) (c) (d)	$1,350	$1,355	$760	$355	$40	$3,860
Existing	665	680	610	515	430	2,900
Transmission and distribution	615	865	925	930	975	4,310
Nuclear fuel	125	205	215	220	265	1,030
General and other	170	290	315	300	235	1,310
Total	$2,925	$3,395	$2,825	$2,320	$1,945	$13,410
____________________
(a)	Includes AFUDC of approximately $63 million, $53 million, $32 million and $4 million in 2009 to 2012, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $72 million, $201 million, $323 million, $50 million and $19 million in 2009 to 2013, respectively.

(d)
Excludes capital expenditures of approximately $2.2 billion for the modernization of the Cape Canaveral and Riviera power plants for the period from early-2010 (when approval by the Siting Board is expected) through 2013.  Also excludes construction costs of approximately $2.5 billion during the period 2012 to 2013 for the two additional nuclear units at FPL's Turkey Point site.  Construction costs will not begin until license approval is received from the NRC, which is expected in 2012.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Planned Capital Expenditures and Note 15 - Commitments.

Electric and Magnetic Fields.  EMF are present around electrical facilities, including, but not limited to, appliances, power lines and building wiring.  Since the 1970s, there has been public, scientific and regulatory attention given to the question of whether EMF causes or contributes to adverse health effects.  U.S. and international scientific organizations have evaluated the EMF research.  Their reviews have generally concluded that while some epidemiology studies report an association with childhood leukemia, controlled laboratory studies do not support that association and the scientific studies overall have not demonstrated that EMF cause or contribute to any type of cancer or other disease.

The FDEP established EMF standards for electricity facilities in 1989.  The FDEP regularly reviews the EMF science and has not made any changes in the state's EMF standards.  FPL facilities comply with the FDEP standards.  Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the width of right of ways or relocating or reconfiguring transmission facilities.  It is not presently known whether any such expenditures will be required.  Currently, there are no such changes proposed to the FDEP regulations.

Employees.  FPL had approximately 10,700 employees at December 31, 2008.  Approximately 32% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL, which has been extended until October 31, 2009.  FPL and the IBEW are discussing a proposal for a new agreement.

NEXTERA ENERGY RESOURCES OPERATIONS

General.  NextEra Energy Resources, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing competitive energy business.  It is a limited liability company organized under the laws of Delaware.  Through its subsidiaries, NextEra Energy Resources currently owns, develops, constructs, manages and operates primarily domestic electric-generating facilities in wholesale energy markets.  NextEra Energy Resources also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and owns a retail electric provider based in Texas.

At December 31, 2008, NextEra Energy Resources managed or participated in the management of approximately 96% of its projects, which represented approximately 99% of the net generating capacity in which NextEra Energy Resources has an ownership interest.  NextEra Energy Resources had ownership interests in operating independent power projects with a net generating capability totaling 16,928 mw (see Item 2 – Generating Facilities).  Generation capacity spans various regions and is produced using a variety of fuel sources, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  At December 31, 2008, the percentage of capacity by geographic region was:

Geographic Region	Percentage of Generation Capacity
ERCOT	30%
Northeast	30%
Midwest	18%
West	15%
Other South	7%

At December 31, 2008, fuel sources for these projects were as follows:

Fuel Source	Percentage of Generation Capacity
Natural Gas	39%
Wind	38%
Nuclear	15%
Oil	5%
Hydro	2%
Other	1%

NextEra Energy Resources seeks to expand its portfolio through project development and acquisitions where economic prospects are attractive.  NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add a total of 7,000 mw to 9,000 mw of new wind generation over the 2008 – 2012 period, of which approximately 1,300 mw were added in 2008.  NextEra Energy Resources expects to add approximately 1,100 mw in 2009, of which approximately 480 mw are either under construction or have obtained applicable internal approvals for construction.  In addition, NextEra Energy Resources intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support.

NextEra Energy Resources' capital expenditures and investments totaled approximately $2.8 billion, $3.1 billion and $1.8 billion in 2008, 2007 and 2006, respectively.  At December 31, 2008, planned capital expenditures for 2009 through 2013 were estimated as follows:

	2009	2010	2011	2012	2013	Total
	(millions)

Wind (a)	$2,035	$20	$20	$15	$10	$2,100
Nuclear (b)	370	430	295	275	305	1,675
Natural gas	105	70	75	85	50	385
Other	70	60	45	35	30	240
Total	$2,580	$580	$435	$410	$395	$4,400
____________________
(a)
Includes capital expenditures for new wind projects that have been identified and related transmission.  NextEra Energy Resources expects to add approximately 1,100 mw in 2009 and 1,000 mw to 2,000 mw of new wind generation per year from 2010 through 2012, subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.  The cost of the planned wind additions for the 2010 through 2012 period is estimated to be approximately $2.5 billion to $4.5 billion in each year, which is not included in the table above.

(b)	Includes nuclear fuel.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources – Contractual Obligations and Planned Capital Expenditures and Note 15 - Commitments.

In July 2008, the Public Utility Commission of Texas (PUCT) approved a $4.92 billion transmission grid improvement program that would add approximately 2,300 miles of 345 kv lines to deliver wind power from the Competitive Renewable Energy Zones (CREZ) in west Texas and the Texas Panhandle to the Dallas/Fort Worth area and other population centers in Texas.  In January 2009, Lone Star Transmission, LLC, a wholly-owned subsidiary of NextEra Energy Resources, was allocated $565 million in projects by the PUCT under the CREZ program.  The January 2009 determination is subject to, among other things, reconsideration, appeal and receipt of all applicable regulatory approvals.  Due to these contingencies, the estimated costs associated with this project are not included in the capital expenditures table above.

Regulation.  At December 31, 2008, NextEra Energy Resources had ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 95% of NextEra Energy Resources' net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  NextEra Energy Resources' exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  In addition, approximately 5% of NextEra Energy Resources' net generating capacity has qualifying facility status under PURPA.  NextEra Energy Resources' qualifying facilities generate electricity from wind, solar, fossil fuels or waste-product combustion.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Each of the markets in which NextEra Energy Resources operates is subject to regulation and specific rules.  NextEra Energy Resources continues to evaluate regional market redesigns of existing operating rules for the purchase and sale of energy commodities.  California is scheduled to implement a locational marginal price (LMP) market design, which is a market-pricing approach used to manage the efficient use of the transmission system when congestion occurs on the electricity grid, in the second quarter of 2009.  ERCOT is also implementing an LMP market design currently scheduled to be implemented in late 2010.  In the California and ERCOT markets, the final market design is not fully known at this time and NextEra Energy Resources is currently unable to determine the effects, if any, on its operations resulting from the implementation of the anticipated revised market designs.

Competition.  Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for NextEra Energy Resources.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient plants that can sell power in competitive markets.  NextEra Energy Resources seeks to reduce its market risk by having a diversified portfolio by fuel type and location, as well as by contracting for the future sale of a significant amount of the electricity output of its plants.  The combination of new wind projects, expected increase in contribution from existing merchant assets and asset acquisitions are expected to be the key drivers supporting NextEra Energy Resources' growth over the next few years.

Environmental.  NextEra Energy Resources is subject to environmental laws and regulations and is affected by some of the emerging issues included in the Environmental Matters section below.

During 2008, NextEra Energy Resources spent approximately $4 million on capital additions to comply with existing environmental laws and regulations.  NextEra Energy Resources' capital additions to comply with existing environmental laws and regulations are estimated to be $11 million for 2009 through 2011, including approximately $5 million in 2009, and are included in estimated capital expenditures set forth in General above.

Portfolio by Category.  NextEra Energy Resources' assets can be categorized into the following three groups:  wind, contracted and merchant.

Wind Assets - At December 31, 2008, NextEra Energy Resources had ownership interests in wind plants with a combined capacity of approximately 6,375 mw (net ownership), of which approximately 69% have long-term contracts with utilities and power marketers, predominantly under fixed-price agreements with expiration dates ranging from 2011 to 2033.  The expected output of the remaining 31% is substantially hedged through 2010 and partially hedged through 2013 against changes in commodity prices.  NextEra Energy Resources operates substantially all of these wind facilities.  Approximately 91% of NextEra Energy Resources' net ownership in wind facilities has received exempt wholesale generator status as defined under the Holding Company Act.  Essentially all of the remaining facilities have qualifying facility status under PURPA.  NextEra Energy Resources' wind facilities are located in 16 states and Canada.  NextEra Energy Resources expects to add approximately 1,100 mw of new wind generation in 2009, of which approximately 480 mw are either under construction or have obtained applicable internal approvals for construction.

Contracted Assets – At December 31, 2008, NextEra Energy Resources had 3,537 mw of non-wind contracted assets.  The contracted category includes all projects, other than wind, with contracts for substantially all of their output.  Essentially all of these contracted assets were under power sales contracts with utilities, with contract expiration dates ranging from 2010 to 2033 and have firm fuel and transportation agreements with expiration dates ranging from 2009 to 2018.  See Note 15 - Contracts.  Approximately 1,825 mw of this capacity is natural gas-fired generation.  The remaining 1,712 mw uses a variety of fuels and technologies such as nuclear, waste-to-energy, oil, solar, coal and petroleum coke.  As of December 31, 2008, approximately 92% of NextEra Energy Resources' contracted generating capacity is from power plants that have received exempt wholesale generator status under the Holding Company Act, while the remaining 8% has qualifying facility status under PURPA.

Merchant Assets – At December 31, 2008, NextEra Energy Resources' portfolio of merchant assets includes 7,016 mw of owned nuclear, natural gas, oil and hydro generation, of which 2,789 mw is located in the ERCOT region, 2,751 mw in the NEPOOL region and 1,476 mw in other regions.  The merchant assets include 965 mw of peak generating facilities.  Merchant assets are plants that do not have long-term power sales agreements to sell their output and therefore require active marketing and hedging.  Approximately 85% (based on net mw capability) of the natural gas fueled merchant assets have natural gas supply agreements or a combination of natural gas supply and transportation agreements to provide for on-peak natural gas requirements.  See Note 15 - Contracts.  Derivative instruments (primarily swaps, options and forwards) are used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Managing market risk through these instruments introduces other types of risk, primarily counterparty and operational risks.  See Energy Marketing and Trading below.

Nuclear Operations.  NextEra Energy Resources wholly owns, or has undivided interests in, three nuclear power plants with a total net generating capability of 2,545 mw.  NextEra Energy Resources is responsible for all plant operations and the ultimate decommissioning of the plants, the cost of which is shared on a pro-rata basis by the joint owners for the jointly owned plants.  See estimated decommissioning cost data in Note 1 – Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs – NextEra Energy Resources.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  The following table summarizes certain information related to NextEra Energy Resources' nuclear units.

Facility	Location	Net Capability (mw)	Portfolio Category	Operating License Expiration Dates		Next Scheduled Refueling Outage

Seabrook	New Hampshire	1,098	Merchant	2030	(a)	October 2009
Duane Arnold	Iowa	424	Contracted(b)	2014	(c)	October 2010
Point Beach Unit No. 1	Wisconsin	509	Contracted(d)	2030		March 2010
Point Beach Unit No. 2	Wisconsin	514	Contracted(d)	2033		October 2009
____________________
(a)	NextEra Energy Resources intends to seek approval from the NRC to renew Seabrook's operating license for an additional 20 years.
(b)	NextEra Energy Resources sells substantially all of its share of the output of Duane Arnold under a long-term contract expiring in 2014.
(c)	In September 2008, NextEra Energy Resources filed an application with the NRC to renew Duane Arnold’s operating license for an additional 20 years.
(d)	NextEra Energy Resources sells 100% of the output of Point Beach Units Nos. 1 and 2 under a long-term contract through the current license terms.

In 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  This issue impacts some pressurizer and reactor vessel penetrations at Seabrook.  In order to meet industry requirements, NextEra Energy Resources modified Seabrook's pressurizer penetrations that have alloy 600 weld materials during its April 2008 outage and plans to begin inspections of the reactor vessel alloy 600 penetrations during the scheduled fall 2009 outage.  The estimated cost of modifications is included in NextEra Energy Resources' estimated capital expenditures set forth in General above.  All pressurizer penetrations at Point Beach Units Nos. 1 and 2 use a different material except for the Point Beach Unit No. 2 steam generator nozzles, which have been modified to address the degradation concern.  Duane Arnold, which is a boiling water reactor, is not affected by this issue.

NextEra Energy Resources' nuclear facilities have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2009 to 2018.  See Note 15 – Contracts.  Under the Nuclear Waste Policy Act, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, subsidiaries of NextEra Energy Resources are parties to contracts with the DOE to provide for disposal of spent nuclear fuel from its Seabrook, Duane Arnold and Point Beach nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The total cumulative amount of such fees paid to the DOE's nuclear waste fund for Seabrook, Duane Arnold and Point Beach, including amounts paid by all joint owners, since the start of the plants' operations through December 2008, is approximately $491 million, of which NextEra Energy Resources has paid approximately $75 million since the date of the plants' acquisition.  NextEra Energy Resources, through its ownership interest in Seabrook, Duane Arnold and Point Beach, is involved in litigation against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from the Seabrook, Duane Arnold and Point Beach facilities.  The matter is pending.  The DOE filed a license application for a permanent disposal facility for spent nuclear fuel with the NRC in June 2008, and a licensing proceeding is ongoing before the NRC.  However, it is uncertain when a permanent disposal facility will be constructed and when it would be ready to begin receiving spent nuclear fuel shipments.  All of NextEra Energy Resources' nuclear facilities use both on site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which should allow NextEra Energy Resources to store spent nuclear fuel at these facilities through license expiration.

Energy Marketing and Trading.  PMI, a subsidiary of NextEra Energy Resources, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  Its primary role is to manage the commodity risk of NextEra Energy Resources' portfolio and to sell the output from NextEra Energy Resources' plants that has not been sold under long-term contracts.  PMI procures natural gas and oil for NextEra Energy Resources' use in power generation, as well as substantially all of the electricity needs for NextEra Energy Resources' retail operations conducted primarily in Texas, which at December 31, 2008 served approximately 1,200 mw of peak load to approximately 160,000 customers.  PMI uses derivative instruments such as swaps, options and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NextEra Energy Resources' power generation assets.  PMI also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.  At December 31, 2008, PMI provided full energy and capacity requirements services totaling approximately 3,300 mw of peak load in the NEPOOL, PJM and ERCOT markets.  The results of PMI's activities are included in NextEra Energy Resources' operating results.  See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity, Note 1 – Energy Trading and Note 3.

Employees.  NextEra Energy Resources had approximately 4,350 employees at December 31, 2008.  Subsidiaries of NextEra Energy Resources have collective bargaining agreements with various unions which are summarized in the table below.

Union	Location	Contract Expiration Date	% of NextEra Energy Resources Employees Covered

IBEW	Wisconsin	June 2009 – August 2010 (a)	11%
Utility Workers Union of America	New Hampshire	December 2013	5
IBEW	Iowa	May 2012	4
IBEW	Maine	February 2013	2
Security Police and Fire Professionals of America	Iowa	July 2012	2
Total			24%
____________________
(a)	Various employees at Point Beach are represented by the IBEW under four separate contracts with different expiration dates.

In addition, the employees of an operating project in California, constituting less than 1% of NextEra Energy Resources' employees, are represented by the IBEW, which is currently negotiating its first collective bargaining agreement.

OTHER FPL GROUP OPERATIONS

FPL Group's Corporate and Other segment represents other business activities, primarily FPL FiberNet, that are not separately reportable.  See Note 16.

FPL FiberNet.  FPL FiberNet, a wholly-owned subsidiary of FPL Group Capital, was formed in 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless carriers, internet and other telecommunications companies.  FPL FiberNet's primary business focus is the Florida metropolitan (metro) market.  Metro networks cover Miami, Fort Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville.  FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates.  At December 31, 2008, FPL FiberNet's network consisted of approximately 2,745 route miles, which interconnect major cities throughout Florida.

In 2006, as a result of significant changes in the business climate, FPL FiberNet performed an impairment analysis and concluded that an impairment charge related to its metro market assets was necessary.  The business climate changes included customer consolidations, migration to a more efficient form of networking technology and lack of future benefits to be achieved through competitive pricing, all of which had a negative impact on the value of FPL FiberNet's metro market assets.  While the metro market business was expected to continue to generate positive cash flows, management's expectation of the rate of future growth in cash flows was reduced as a result of these business climate changes.  Accordingly, FPL FiberNet recorded an impairment charge of approximately $98 million ($60 million after-tax) in 2006.  See Note 5 – Corporate and Other.  Currently, the wireless sector is experiencing growth, which has been offset by consolidations, price declines and loss of customers in the wire line sector.

At December 31, 2008, FPL Group's investment in FPL FiberNet totaled approximately $130 million.  FPL FiberNet invested approximately $28 million during 2008 and plans to invest a total of approximately $140 million over the next five years primarily to meet customers' specific requirements under contract.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters.  Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities.  Environmental laws and regulations are subject to change.  The following is a discussion of emerging federal and state initiatives and rules that could potentially affect FPL Group and its subsidiaries, including FPL and NextEra Energy Resources.

Climate Change - The U.S. Congress and certain states and regions are considering several legislative and regulatory proposals that would establish new regulatory requirements and reduction targets for greenhouse gases.  Based on current reference data available from government sources, FPL Group is among the lowest emitters of greenhouse gases in the United States measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and NextEra Energy Resources' generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of any legislation enacted or specific implementation rules adopted.

In anticipation of the potential for further imposition of greenhouse gas emission limits on the electric industry in the future, FPL Group is involved in several climate change initiatives, including, but not limited to, the following:

•
participation in various groups, including working with the Governor of Florida on the Governor's Action Team on Energy and Climate Change, the FDEP, the Florida Energy and Climate Commission and the FPSC in addressing executive orders issued in 2007 by the Governor of Florida (see below for additional information);

•	voluntary reporting of its greenhouse gas emissions to the DOE under the Energy Policy Act of 1992;

•
voluntary reporting of its greenhouse gas emissions and climate change strategy through the Carbon Disclosure Project (an investor-led initiative to identify climate change impacts on publicly-traded companies);

•
participation in the U.S. Climate Action Partnership (an alliance made up of a diverse group of U.S.-based businesses and environmental organizations, which in January 2009 issued the Blueprint for Legislative Action, a set of legislative principles and recommendations to address global climate change and the reduction of greenhouse gas emissions);

•
participation in the Clinton Global Initiative (an organization which seeks to foster shared commitment by individuals, businesses and governments to confront major world issues and achieve real change);

•
participation in the EPA's Climate Leaders Program to reduce greenhouse gas intensity in the United States 18% by 2012, including reporting of emissions data annually.  During 2008, FPL Group met its commitment to achieve a 2008 target emissions rate reduction of 18% below a 2001 baseline emission rate measured in pounds per megawatt-hour; and

•
supporting Edison Electric Institute's climate change framework, which supports the concept of mandatory legislation capping carbon emissions economy wide and recommends, among other things, an 80% reduction of carbon emissions from current levels by 2050.

In July 2007, the Governor of Florida issued three executive orders aimed at reducing Florida greenhouse gas emissions and improving Florida's energy efficiency.  The orders state, among other things, that Florida utilities will be required to reduce emissions to 2000 levels by 2017; to 1990 levels by 2025; and to 20% of 1990 levels by 2050, and that the FPSC should begin the process of adopting a renewable portfolio standard (RPS) that would require utilities to produce at least 20% of their energy from renewable sources, with an emphasis on wind and solar energy.  In May 2008, the Florida legislature passed an energy bill which required the FPSC to develop an RPS and to provide a draft of an RPS rule to the legislature by February 1, 2009.  The FPSC’s draft rule, submitted to the legislature in late January 2009, requires, among other things, Florida investor-owned utilities, including FPL, to meet certain renewable energy standards.  The standards are to be met through the production or the purchase of renewable energy credits and are defined as percentages of the prior year’s retail megawatt-hour electricity sales, beginning with a standard of 7% by January 1, 2013 and culminating with a standard of 20% by January 1, 2021.  The draft rule authorizes recovery of the costs associated with the construction and operation of new renewable energy resources, purchase of renewable energy credits and the purchase of capacity and energy from existing and new renewable energy resources through a new renewable energy cost recovery clause.  As proposed by the FPSC, renewable energy resources would include new solar and wind generation.  The FPSC's submission to the legislature also provides reasons supporting expansion of the 2008 legislation through new legislation to include clean energy resources such as new nuclear facilities and uprates approved by the FPSC since 2006, energy savings from energy efficiency and energy savings from demand side management programs in meeting the RPS.  The FPSC's draft rule also addresses the cost of compliance by providing a cap on the increase to customer revenue requirements due to the purchase of renewable energy credits and/or the construction of renewable energy resources of up to 2% of the utility's total annual revenues from retail sales of electricity.  The May 2008 energy legislation also authorizes the FDEP to develop a cap and trade rule (a system by which affected generators buy and trade allowances under a set cap) to reduce greenhouse gas emissions, but provides that the rule will not be adopted until after January 1, 2010 and will not be effective until ratified by the legislature.  The final requirements and their impact on FPL and FPL Group cannot be determined at this time.

NextEra Energy Resources' plants operate in many states and regions that are in the process of developing legislation to reduce greenhouse gas emissions, including, but not limited to, the following:

•
The Regional Greenhouse Gas Initiative (RGGI) is a greenhouse gas reduction initiative whereby ten Northeast and Mid-Atlantic member states have established a cap and trade program for covered electric generating units in Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, Vermont, Maryland, Massachusetts and Rhode Island.  RGGI members have agreed to stabilize power plant CO2 emissions at 2009 levels through the end of 2014 and to further reduce the sector's emissions another 10% by the end of 2018.  The RGGI greenhouse gas reduction requirements will affect 12 NextEra Energy Resources fossil electric generating units, requiring those electric generating units to reduce emissions or to acquire CO2 allowances for emissions of CO2 beginning in 2009.  All RGGI states have enacted legislation and regulations.  Based on NextEra Energy Resources' clean generating portfolio in the RGGI marketplace, NextEra Energy Resources expects that the requirement will have a positive overall impact on NextEra Energy Resources' earnings in 2009.

•
The Western Climate Initiative (WCI) is a greenhouse gas reduction initiative with a goal of reducing CO2 emissions by 15% below 2005 levels by 2020 for participants (Arizona, California, Oregon, Montana, New Mexico, Washington and Utah, as well as British Columbia, Manitoba, Ontario and Quebec, Canada).

•
California Greenhouse Gas Regulation – California has enacted legislation to reduce greenhouse gas emissions in the state to 1990 emissions levels by 2020.  Pursuant to the legislation, the California Air Resources Board (CARB) must implement multi-sector greenhouse gas reduction measures by January 1, 2012.  The CARB has recommended that California not implement a state-only greenhouse gas reduction program but instead participate in the regional WCI program.

•
The Midwestern Greenhouse Gas Reduction Accord (MGGRA) is an initiative to reduce greenhouse gas emissions through the establishment of targets for greenhouse gas reductions and the development of a cap and trade program.  Participants in MGGRA are Illinois, Iowa, Kansas, Michigan, Minnesota, Wisconsin and Manitoba, Canada.  The final Model Rule is expected in September 2009, with a cap and trade program beginning in January 2012.  MGGRA is a multi-sector program that will initially be focused on the electricity generation and imports, industrial combustion and industrial processes sectors.  NextEra Energy Resources does not have any fossil-fired generation in the MGGRA region.

Except as discussed above regarding the RGGI, the final requirements to be enacted in connection with these initiatives are uncertain and the financial and operational impacts on FPL Group cannot be determined at this time.  However, NextEra Energy Resources' portfolio in these regions is heavily weighted toward non-CO2 emitting and low CO2 emitting generation sources (wind, hydro, solar, nuclear and natural gas).

Clean Air Act Mercury/Nickel Rule - During 2005, the EPA determined that new data indicated that nickel emissions from oil-fired units and mercury emissions from coal-fired units should not be regulated under Section 112 of the Clean Air Act, which set Maximum Achievable Control Technology standards (MACT), and as a result the EPA published a final rule delisting nickel and mercury from the requirements of regulation under Section 112.  In lieu of regulation under Section 112, the EPA issued a final rule (Clean Air Mercury Rule) to regulate mercury emissions from coal-fired electric utility steam generating units under Section 111 of the Clean Air Act.  The mercury and nickel delisting rule, as well as the Clean Air Mercury Rule, were challenged by various states and environmental groups.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated both the EPA's mercury and nickel delisting rule and the Clean Air Mercury Rule and in May 2008, denied EPA’s request for rehearing.  Several petitioners, including the EPA, requested review of the delisting decision by the U.S. Supreme Court, however, their requests were denied after the EPA requested withdrawal of its petition.  The EPA will now proceed with MACT rulemaking under Section 112.  Depending upon the final outcome of the EPA's rulemaking, it is possible that certain FPL oil-fired units, Scherer Unit No. 4, SJRPP Units Nos. 1 and 2, certain coal-fired units from which FPL purchases power and three of NextEra Energy Resources’ oil-fired units in Maine may be required to add additional pollution control equipment.

Clean Air Interstate Rule (CAIR) - In 2005, the EPA published a final rule that requires SO2 and NOx emissions reductions from electric generating units in 28 states, where the emissions from electric generating units are deemed to be transported to downwind states, allegedly resulting in fine particulate (PM 2.5) and ozone non-attainment areas.  In July 2008, the U.S. Court of Appeals for the District of Columbia issued an opinion vacating the CAIR and remanded the rule to the EPA for further rulemaking.  In September 2008, the EPA and three other parties petitioned for rehearing of that order.  In December 2008, the U.S. Court of Appeals for the District of Columbia remanded the CAIR back to EPA for further rulemaking without vacating the rule.  Because the U.S. Court of Appeals for the District of Columbia chose not to vacate the rule, FPL Group and FPL were required to begin complying with the current version of the CAIR on January 1, 2009 and must continue to comply until the EPA rewrites the rule.  FPL Group and FPL do not expect the impact of complying with the current version of the CAIR to have a material effect on their financial statements.

Clean Air Visibility Rule - In 2005, the EPA issued the Clean Air Visibility Rule to address regional haze in areas which include certain national park and wilderness areas through the installation of BART for electric generating units.  BART eligible units include those built between 1962 and 1977 that have the potential to emit more than 250 tons of visibility-impairing pollution per year.  The rule requires states to complete BART determinations and allows for a five-year period to implement pollution controls.  While the impact of the final BART requirements of the Clean Air Visibility Rule are uncertain, FPL’s Turkey Point Fossil Units Nos. 1 and 2 and one of NextEra Energy Resources’ units located in Maine may be required to add additional emissions controls or switch fuels to meet the BART compliance requirements.

In 2007, the FDEP began the process to expand the number of units covered under the "Reasonable Further Progress" provision of the Clear Air Visibility Rule in an effort to reduce emissions of SO2 in areas which include certain national park and wilderness areas.  The provision requires that control measures be in place by 2017.  Six of FPL's generating facilities are affected under the Reasonable Further Progress provision (Manatee Units Nos. 1 and 2, Port Everglades Units Nos. 3 and 4 and Turkey Point Fossil Units Nos. 1 and 2).  While the final requirements of the Reasonable Further Progress provision are uncertain, it is possible that these units may be required to add additional emission controls or switch fuels to meet the provision's emissions requirements.

Clean Water Act Section 316(b) - In 2004, the EPA issued a rule under Section 316(b) of the Clean Water Act to address the location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems.  The rule would have required FPL Group to demonstrate that it had met or would meet new impingement mortality (the loss of organisms against screens and other exclusion devices) and/or entrainment (the loss of organisms by passing through the cooling water system) reductions by complying with one of several alternatives, including the use of technology and/or operational measures.  In 2007, the U.S. Court of Appeals for the Second Circuit ruled on a challenge to the rule by a number of environmental groups and six northeastern states.  In its ruling, the court eliminated several of the compliance alternatives, including the use of a "cost-benefit test" and restoration measures, from consideration and remanded the rule to the EPA for further rulemaking.  As a result of the 2007 court decision, the EPA has suspended its rule under Section 316(b) of the Clean Water Act and directed its jurisdictions to address Section 316(b) compliance based on best professional judgment when issuing and renewing permits.  In December 2008, the U.S. Supreme Court heard oral arguments with respect to the portion of the rule related to the cost-benefit test in determining the best technology available for minimizing adverse environmental impacts from the use of large cooling water intake systems at existing power plants.  Although the EPA has initiated new Section 316(b) rulemaking consistent with the ruling of the U.S. Court of Appeals for the Second Circuit, a new rule may be delayed until after the U.S. Supreme Court makes its decision, which is not expected until June 2009.  Depending upon the final outcome of the litigation, additional rulemaking by the EPA could impact eight of FPL's generating facilities (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie) and three NextEra Energy Resources plants (Seabrook, Point Beach and an oil-fired plant in Maine).

Revisions to the National Ambient Air Quality Standards for Ozone - In March 2008, the EPA issued a final rule establishing a new standard for ground-level ozone at 75 parts per billion. States are required to (i) obtain designation of non-attainment areas by 2010, (ii) develop plans to meet the attainment standard by 2013 and (iii) begin meeting the attainment standard between 2013 and 2030 based on non-attainment severity.  Generating facilities located in areas designated as non-attainment may be required to add additional pollution control equipment.  A review of recent ozone monitoring data indicates that some or all of FPL's generating facilities may be located in or affected by non-attainment areas, or areas projected to be in non-attainment.

EXECUTIVE OFFICERS OF FPL GROUP (a)

Name	Age	Position	Effective Date
Christopher A. Bennett	50	Executive Vice President & Chief Strategy, Policy & Business Process Improvement Officer of FPL Group	February 15, 2008 (b)
Paul I. Cutler	49	Treasurer of FPL Group Assistant Secretary of FPL Group Treasurer of FPL Assistant Secretary of FPL	February 19, 2003 December 10, 1997 February 18, 2003 December 10, 1997
F. Mitchell Davidson	46	Chief Executive Officer of NextEra Energy Resources President of NextEra Energy Resources	July 29, 2008 December 15, 2006
K. Michael Davis	62	Controller and Chief Accounting Officer of FPL Group Vice President, Accounting and Chief Accounting Officer of FPL	May 13, 1991 July 1, 1991
Lewis Hay, III	53	Chief Executive Officer of FPL Group Chairman of FPL Group Chairman of FPL	June 11, 2001 January 1, 2002 January 1, 2002
Robert L. McGrath	55	Executive Vice President, Engineering, Construction & Corporate Services of FPL Group Executive Vice President, Engineering, Construction & Corporate Services of FPL	February 21, 2005 (b) February 21, 2005 (c)
Armando J. Olivera	59	Chief Executive Officer of FPL President of FPL	July 17, 2008 June 24, 2003
Armando Pimentel, Jr.	46	Chief Financial Officer of FPL Group Executive Vice President, Finance of FPL Group Chief Financial Officer of FPL Executive Vice President, Finance of FPL	May 3, 2008 February 15, 2008 (b) May 3, 2008 February 15, 2008 (c)
James W. Poppell, Sr.	58	Executive Vice President, Human Resources of FPL Group and FPL Assistant Secretary of FPL Group and FPL	December 12, 2008 January 28, 2005
James L. Robo	46	President and Chief Operating Officer of FPL Group	December 15, 2006
Antonio Rodriguez	66	Executive Vice President, Power Generation Division of FPL Group Executive Vice President, Power Generation Division of FPL	January 1, 2007 (b) July 1, 1999 (c)
Charles E. Sieving	36	Executive Vice President and General Counsel of FPL Group Executive Vice President and General Counsel of FPL	December 1, 2008 January 1, 2009
John A. Stall	54	President, Nuclear Division of FPL Group Executive Vice President, Nuclear Division of FPL	January 1, 2009 June 4, 2001 (c)
____________________
(a)
Information is as of February 26, 2009.  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  Mr. Bennett was vice president, business strategy & policy of FPL Group from July 2007 to February 15, 2008.  Prior to that, Mr. Bennett was vice president of Dean & Company, a management consulting and investment firm.  Mr. Davidson was senior vice president of business management of NextEra Energy Resources from March 2005 to December 2006.  He was vice president of business management of NextEra Energy Resources from June 2004 to March 2005.  Mr. Davis was also controller of FPL from July 1991 to September 2007.  Mr. Hay was also chief executive officer of FPL from January 2002 to July 2008.  Mr. Hay was president of FPL Group from June 2001 to December 2006.  Mr. McGrath was senior vice president, engineering and construction of FPL from November 2002 to February 2005.  Mr. Pimentel was a partner of Deloitte & Touche LLP, an independent registered public accounting firm, from June 1998 to February 2008.  Mr. Poppell was vice president, human resources of FPL from November 2006 to December 2008.  He was director, employee relations of FPL from January 2005 to November 2006.  From March 2003 to January 2005, Mr. Poppell was a senior attorney of FPL.  Mr. Robo was president of NextEra Energy Resources from July 2002 to December 2006.  He was also vice president, corporate development and strategy of FPL Group from March 2002 to December 2006.  Mr. Sieving was executive vice president, general counsel and secretary of PAETEC Holding Corp., a communications services and solutions provider, from February 2007 to November 2008 and was primarily responsible for all legal and regulatory matters.  From January 2005 to February 2007, Mr. Sieving was a partner in the corporate, securities and finance practice group of Hogan & Hartson LLP, an international law firm, with which he had been associated since October 1998.  Mr. Stall was also executive vice president, nuclear division of FPL Group from January 2007 to December 2008 (b).

(b)	Title changed from vice president to executive vice president effective May 23, 2008.
(c)	Title changed from senior vice president to executive vice president effective July 17, 2008.

Item 1A.  Risk Factors

Risks Relating to FPL Group's and FPL's Business

FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

•
FPL Group and FPL are subject to complex laws and regulations, and to changes in laws or regulations, with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, construction and operation of generation facilities, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, ROE and equity ratio limits, transmission reliability and present or prospective wholesale and retail competition.  This substantial and complex framework exposes FPL Group and FPL to increased compliance costs and potentially significant monetary penalties for non-compliance.  The FPSC has the authority to disallow recovery by FPL of any and all costs that it considers excessive or imprudently incurred.  The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.

•
FPL Group and FPL also are subject to extensive federal, state and local environmental statutes, rules and regulations, as well as the effect of changes in or additions to applicable statutes, rules and regulations that relate to, or in the future may relate to, for example, air quality, water quality, climate change, greenhouse gas emissions, CO2 emissions, waste management, marine and wildlife mortality, natural resources, health, safety and renewable portfolio standards that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•
FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding regulation, deregulation or restructuring of the energy industry, including, for example, deregulation or restructuring of the production and sale of electricity, as well as increased focus on renewable and clean energy sources and reduction of carbon emissions.  FPL Group and its subsidiaries will need to adapt to these changes and may face increasing costs and competitive pressure in doing so.

•	FPL Group's and FPL's results of operations could be affected by FPL's ability to negotiate or renegotiate franchise agreements with municipalities and counties in Florida.

The operation and maintenance of power generation, transmission and distribution facilities involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

•
The operation and maintenance of power generation, transmission and distribution facilities involve many risks, including, for example, start up risks, breakdown or failure of equipment, transmission and distribution lines or pipelines, the inability to properly manage or mitigate known equipment defects throughout FPL Group's and FPL's generation fleets and transmission and distribution systems, use of new or unproven technology, the dependence on a specific fuel source, failures in the supply or transportation of fuel, the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes, floods and droughts), and performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses, including, for example, lost revenues due to prolonged outages and increased expenses due to monetary penalties or fines, replacement equipment costs or an obligation to purchase or generate replacement power at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses.  Breakdown or failure of an operating facility of NextEra Energy Resources may, for example, prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or subject NextEra Energy Resources to incurring a liability for liquidated damages.

The operation and maintenance of nuclear facilities involves inherent risks, including environmental, health, regulatory, terrorism and financial risks, that could result in fines or the closure of nuclear units owned by FPL or NextEra Energy Resources, and which may present potential exposures in excess of insurance coverage.

•
FPL and NextEra Energy Resources own, or hold undivided interests in, nuclear generation facilities in four states.  These nuclear facilities are subject to environmental, health and financial risks such as on-site storage of spent nuclear fuel, the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the threat of a possible terrorist attack.  Although FPL and NextEra Energy Resources maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks, it is possible that the cost of decommissioning the facilities could exceed the amount available in the decommissioning trusts, and that liability and property damages could exceed the amount of insurance coverage.

•
The NRC has broad authority to impose licensing and safety-related requirements for the construction and operation and maintenance of nuclear generation facilities.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  NRC orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require FPL and NextEra Energy Resources to incur substantial operating and capital expenditures at their nuclear plants.  In addition, if a serious nuclear incident were to occur at an FPL or NextEra Energy Resources plant, it could result in substantial costs.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

•	In addition, potential terrorist threats and increased public scrutiny of utilities could result in increased nuclear licensing or compliance costs which are difficult or impossible to predict.

The construction of, and capital improvements to, power generation and transmission facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful or delayed, the results of operations and financial condition of FPL Group and FPL could be adversely affected.

•
The ability of FPL Group and FPL to complete construction of, and capital improvement projects for, their power generation and transmission facilities on schedule and within budget are contingent upon many variables that could delay completion, increase costs or otherwise adversely affect operational and financial results, including, for example, limitations related to transmission interconnection issues, escalating costs for materials and labor and environmental compliance, delays with respect to permits and other approvals, and disputes involving third parties, and are subject to substantial risks.  Should any such efforts be unsuccessful or delayed, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts, loss of tax credits and/or the write-off of their investment in the project or improvement.

The use of derivative contracts by FPL Group and FPL in the normal course of business could result in financial losses or the payment of margin cash collateral that adversely impact the results of operations or cash flows of FPL Group and FPL.

•
FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the over-the-counter markets or on exchanges, to manage their commodity and financial market risks, and for FPL Group to engage in trading and marketing activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these derivative instruments, or if a counterparty fails to perform or make payments under these derivative instruments and could suffer a reduction in operating cash flows as a result of the requirement to post margin cash collateral.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments.  In addition, FPL's use of such instruments could be subject to prudence challenges and, if found imprudent, cost recovery could be disallowed by the FPSC.

•
FPL Group provides full energy and capacity requirement services, which include load-following services and various ancillary services, primarily to distribution utilities to satisfy all or a portion of such utilities’ power supply obligations to their customers.  The supply costs for these transactions may be affected by a number of factors, such as weather conditions, fluctuating prices for energy and ancillary services, and the ability of the distribution utilities’ customers to elect to receive service from competing suppliers, which could negatively affect FPL Group’s results of operations from these transactions.

FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, including, but not limited to, the efficient development and operation of generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel and equipment, transmission constraints, competition from other generators, including those using new sources of generation, excess generation capacity and demand for power, that may reduce the revenues and adversely impact the results of operations and financial condition of FPL Group.

•
There are various risks associated with FPL Group's competitive energy business.  In addition to risks discussed elsewhere, risk factors specifically affecting NextEra Energy Resources' success in competitive wholesale markets include, for example, the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel (including transportation) and equipment, transmission constraints, the ability to utilize PTCs, competition from other and new sources of generation, excess generation capacity and shifting demand for power.  There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities, and there are other financial, counterparty and market risks that are beyond the control of NextEra Energy Resources.  NextEra Energy Resources' inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group's future financial results.  In keeping with industry trends, a portion of NextEra Energy Resources' power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may increase the volatility of FPL Group's financial results.  In addition, NextEra Energy Resources' business depends upon power transmission and natural gas transportation facilities owned and operated by others; if transmission or transportation is disrupted or capacity is inadequate or unavailable, NextEra Energy Resources' ability to sell and deliver its wholesale power or natural gas may be limited.

FPL Group's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

•
FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry in general.  In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

FPL Group and FPL participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth, future income and expenditures.

•
FPL Group and FPL participate in markets that are susceptible to uncertain economic conditions, which complicate estimates of revenue growth.  Because components of budgeting and forecasting are dependent upon estimates of revenue growth in the markets FPL Group and FPL serve, the uncertainty makes estimates of future income and expenditures more difficult.  As a result, FPL Group and FPL may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect results of operations.  The future direction of the overall economy also may have a significant effect on the overall performance and financial condition of FPL Group and FPL.

Customer growth and customer usage in FPL's service area affect FPL Group's and FPL's results of operations.

•
FPL Group's and FPL's results of operations are affected by the growth in customer accounts in FPL's service area and by customer usage.  Customer growth can be affected by population growth.  Customer growth and customer usage can be affected by economic factors in Florida and elsewhere, including, for example, job and income growth, housing starts and new home prices.  Customer growth and customer usage directly influence the demand for electricity and the need for additional power generation and power delivery facilities at FPL.

Weather affects FPL Group's and FPL's results of operations, as can the impact of severe weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities.

•
FPL Group's and FPL's results of operations are affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities, including, but not limited to, wind, solar and hydro-powered facilities.  FPL Group's and FPL's results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, may affect fuel supply, and could require additional costs to be incurred.  At FPL, recovery of these costs is subject to FPSC approval.

Adverse capital and credit market conditions may adversely affect FPL Group's and FPL's ability to meet liquidity needs, access capital and operate and grow their businesses, and increase the cost of capital.  Disruptions, uncertainty or volatility in the financial markets can also adversely impact the results of operations and financial condition of FPL Group and FPL, as well as exert downward pressure on the market price of FPL Group's common stock.

•
Having access to the credit and capital markets, at a reasonable cost, is necessary for FPL Group and FPL to fund their operations, including their capital requirements. Those markets have provided FPL Group and FPL with the liquidity to operate and grow their businesses that is not otherwise provided from operating cash flows.  Disruptions, uncertainty or volatility in those markets can increase FPL Group's and FPL's cost of capital.  If FPL Group and FPL are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could adversely impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit FPL Group's ability to sustain its current common stock dividend level.

•
The market price and trading volume of FPL Group's common stock could be subject to significant fluctuations due to, among other things, general stock market conditions and changes in market sentiment regarding FPL Group and its subsidiaries' operations, business, growth prospects and financing strategies.

FPL Group’s, FPL Group Capital’s and FPL’s inability to maintain their current credit ratings may adversely affect FPL Group’s and FPL’s liquidity, limit the ability of FPL Group and FPL to grow their businesses, and would likely increase interest costs.

•
FPL Group and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group, FPL Group Capital and FPL to maintain their current credit ratings could affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase their interest costs.

FPL Group and FPL are subject to credit and performance risk from third parties under supply and service contracts.

•
FPL Group and FPL rely on contracts with vendors for the supply of equipment, materials, fuel and other goods and services required for the construction and operation of, and for capital improvements to, their facilities, as well as for business operations.  If vendors fail to fulfill their contractual obligations, FPL Group and FPL may need to make arrangements with other suppliers, which could result in higher costs, untimely completion of power generation facilities and other projects, and/or a disruption to their operations.

FPL Group and FPL are subject to costs and other potentially adverse effects of legal and regulatory proceedings, as well as regulatory compliance and changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws, corporate governance requirements and labor and employment laws.

•
FPL Group and FPL are subject to costs and other potentially adverse effects of legal and regulatory proceedings, settlements, investigations and claims, as well as regulatory compliance and the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws, corporate governance requirements and labor and employment laws.

•
FPL and NextEra Energy Resources, as owners and operators of bulk power transmission systems and/or critical assets within various regions throughout the United States, are subject to mandatory reliability standards promulgated by the North American Electric Reliability Corporation and enforced by the FERC.  These standards, which previously were being applied on a voluntary basis, became mandatory in June 2007.  Noncompliance with these mandatory reliability standards could result in sanctions, including substantial monetary penalties, which likely would not be recoverable from customers.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt FPL Group's and FPL's business may impact the operations of FPL Group and FPL in unpredictable ways.

•
FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities, as well as cyber attacks and disruptive activities of individuals and/or groups.  Infrastructure facilities and systems, including, for example, generation, transmission and distribution facilities, physical assets and information systems, in general, have been identified as potential targets.  The effects of these threats and activities include, but are not limited to, the inability to generate, purchase or transmit power, the delay in development and construction of new generating facilities, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the United States, and the increased cost and adequacy of security and insurance.

The ability of FPL Group and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events.

•
FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be adversely affected by international, national, state or local events as well as company-specific events.

FPL Group and FPL are subject to employee workforce factors that could adversely affect the businesses and financial condition of FPL Group and FPL.

•
FPL Group and FPL are subject to employee workforce factors, including, for example, loss or retirement of key executives, availability of qualified personnel, inflationary pressures on payroll and benefits costs and collective bargaining agreements with union employees and work stoppage that could adversely affect the businesses and financial condition of FPL Group and FPL.

The risks described herein are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2008, the electric generating, transmission, distribution and general facilities of FPL represented approximately 45%, 13%, 38% and 4%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities.  At December 31, 2008, FPL Group had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)
Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	792
Cutler	Miami, FL	2	Gas	204
Manatee	Parrish, FL	2	Oil/Gas	1,624
Martin	Indiantown, FL	2	Oil/Gas	1,652
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,205
Riviera	Riviera Beach, FL	2	Oil/Gas	565
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	646	(d)
Turkey Point	Florida City, FL	2	Oil/Gas	788

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,440
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,111
Martin	Indiantown, FL	1	Gas/Oil	1,105
Martin	Indiantown, FL	2	Gas	944
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,912
Turkey Point	Florida City, FL	1	Gas/Oil	1,148

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	1	Gas/Oil	318

Gas turbines/diesels
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Turkey Point	Florida City, FL	5	Oil	12
TOTAL				22,087	(e)
____________________
(a)	Represents FPL's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.
(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(e)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NextEra Energy Resources Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)
Wind
Ashtabula Wind	Barnes County, ND	99	Wind	148
Cabazon (b)	Riverside County, CA	53	Wind	40
Callahan Divide (b)	Taylor County, TX	76	Wind	114
Capricorn Ridge	Sterling & Coke Counties, TX	208	Wind	364
Capricorn Ridge Expansion	Sterling & Coke Counties, TX	199	Wind	298
Cerro Gordo (b)	Cerro Gordo County, IA	55	Wind	41
Crystal Lake I (b)	Hancock County, IA	100	Wind	150
Crystal Lake II	Winnebago County, IA	76	Wind	190
Delaware Mountain	Culberson County, TX	38	Wind	28
Diablo Wind (b)	Alameda County, CA	31	Wind	21
Endeavor Wind	Osceola County, IA	40	Wind	100
Endeavor Wind II	Osceola County, IA	20	Wind	50
Gray County	Gray County, KS	170	Wind	112
Green Mountain (b)	Somerset County, PA	8	Wind	10
Green Power	Riverside County, CA	22	Wind	17
Green Ridge Power (b)	Alameda & Contra Costa Counties, CA	1,463	Wind	159
Hancock County (b)	Hancock County, IA	148	Wind	98
High Winds (b)	Solano County, CA	90	Wind	162
Horse Hollow Wind (b)	Taylor County, TX	142	Wind	213
Horse Hollow Wind II (b)	Taylor & Nolan Counties, TX	130	Wind	299
Horse Hollow Wind III (b)	Nolan County, TX	149	Wind	224
Indian Mesa	Pecos County, TX	125	Wind	83
King Mountain (b)	Upton County, TX	214	Wind	278
Lake Benton II (b)	Pipestone County, MN	138	Wind	104
Langdon Wind (b)	Cavalier County, ND	79	Wind	118
Langdon Wind II (b)	Cavalier County, ND	27	Wind	41
Logan Wind (c)	Logan County, CO	134	Wind	201
Meyersdale (b)	Somerset County, PA	20	Wind	30
Mill Run (b)	Fayette County, PA	10	Wind	15
Montfort (b)	Iowa County, WI	20	Wind	30
Mount Copper (b)	Murdochville, Quebec, Canada	30	Wind	54
Mountaineer (b)	Preston & Tucker Counties, WV	44	Wind	66
Mower County Wind (c)	Mower County, MN	43	Wind	99
New Mexico Wind (b)	Quay & Debaca Counties, NM	136	Wind	204
North Dakota Wind (b)	LaMoure County, ND	41	Wind	62
Oklahoma / Sooner Wind (b)	Harper & Woodward Counties, OK	68	Wind	102
Oliver County Wind I (c)	Oliver County, ND	22	Wind	51
Oliver County Wind II (c)	Oliver County, ND	32	Wind	48
Peetz Table Wind (c)	Logan County, CO	133	Wind	199
Pubnico Point (b)	Yarmouth, Nova Scotia, Canada	17	Wind	31
Red Canyon Wind Energy (b)	Borden, Garza & Scurry Counties, TX	56	Wind	84
Sky River (b)	Kern County, CA	342	Wind	77
Somerset Wind Power (b)	Somerset County, PA	6	Wind	9
South Dakota Wind (b)	Hyde County, SD	27	Wind	41
Southwest Mesa (b)	Upton & Crockett Counties, TX	106	Wind	74
Stateline (b)	Umatilla County, OR and Walla Walla County, WA	454	Wind	300
Story County Wind	Story County, IA	100	Wind	150
Vansycle (b)	Umatilla County, OR	38	Wind	25
Victory Garden (b)	Kern County, CA	96	Wind	22
Waymart (b)	Wayne County, PA	43	Wind	65
Weatherford Wind (b)	Custer & Washita Counties, OK	98	Wind	147
Wilton Wind (b)	Burleigh County, ND	33	Wind	49
Windpower Partners 1991–92	Alameda & Contra Costa Counties, CA	279	Wind	28
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	300	Wind	30
Windpower Partners 1993	Riverside County, CA	115	Wind	41
Windpower Partners 1993	Lincoln County, MN	73	Wind	26
Windpower Partners 1994	Culberson County, TX	107	Wind	39
Wolf Ridge Wind	Cooke County, TX	75	Wind	112
Woodward Mountain	Upton & Pecos Counties, TX	242	Wind	160
Wyoming Wind (b)	Uinta County, WY	80	Wind	144
Investments in joint ventures (d)	Various	969	(d)	98
Total Wind				6,375

NextEra Energy Resources Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)
Contracted
Bayswater (b)	Far Rockaway, NY	2	Gas	56
Calhoun	Eastaboga, AL	4	Gas	668
Cherokee (b)	Gaffney, SC	2	Gas/Oil	98
Doswell (b)	Ashland, VA	6	Gas/Oil	708
Duane Arnold	Palo, IA	1	Nuclear	424	(e)
Jamaica Bay (b)	Far Rockaway, NY	2	Oil/Gas	54
Point Beach	Two Rivers, WI	2	Nuclear	1,023
Port of Stockton	Stockton, CA	1	Coal/Petroleum Coke	44
Investments in joint ventures:
SEGS III–IX	Kramer Junction and Harper Lake, CA	7	Solar	148
Other	Various	9	(f)	314
Total Contracted				3,537

Merchant
Blythe Energy	Blythe, CA	3	Gas	507
Doswell – Expansion (b)	Ashland, VA	1	Gas/Oil	171
Forney	Forney, TX	8	Gas	1,789
Lamar Power Partners	Paris, TX	6	Gas	1,000
Maine – Cape, Wyman	Various – ME	6	Oil	744	(g)
Maine (b)	Various – ME	81	Hydro	359
Marcus Hook 50	Marcus Hook, PA	1	Gas	50
Marcus Hook 750 (b)	Marcus Hook, PA	4	Gas	744
RISEP	Johnston, RI	3	Gas	550
Seabrook	Seabrook, NH	1	Nuclear	1,098	(h)
Investment in joint venture	Frackville, PA	1	Waste coal	4
Total Merchant				7,016
TOTAL				16,928
____________________
(a)	Represents NextEra Energy Resources' net ownership interest in plant capacity.
(b)	These consolidated generating facilities are encumbered by liens against their assets securing various financings.
(c)	NextEra Energy Resources owns these wind facilities together with third party investors with differential membership interests. See Note 11 – Sale of Differential Membership Interests.
(d)	Represents plants with no more than 50% ownership using wind technology. Certain facilities, totaling 57 mw, are encumbered by liens against their assets securing a financing.
(e)	Excludes Central Iowa Power Cooperative and Cornbelt Power Cooperative's combined share of 30%.
(f)	Represents plants with no more than 50% ownership using fuels and technologies such as natural gas, waste-to-energy and coal.
(g)	Excludes seven other energy-related partners' combined share of 24%.
(h)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  At December 31, 2008, FPL owned and operated the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,106	(a)	-
230	kv	2,997		25
138	kv	1,619		50
115	kv	733		-
69	kv	164		14
Less than 69 kv		41,668		24,981
Total		48,287		25,070
____________________
(a)	Includes approximately 75 miles owned jointly with JEA.

In addition, at December 31, 2008, FPL owned and operated 581 substations, one of which is jointly owned.  See Note 8.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL Group's principal properties are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  The majority of NextEra Energy Resources' generating facilities are held in fee and a number of those facilities are encumbered by liens against their assets securing various financings.  Additionally, some of NextEra Energy Resources' wind turbines are located on land leased from owners of private property.  See Generating Facilities and Note 1 – Electric Plant, Depreciation and Amortization.

Item 3.  Legal Proceedings

FPL Group and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal and regulatory proceedings that could have a material effect on FPL Group or FPL, see Note 15 – Legal and Regulatory Proceedings.  Such descriptions are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by FPL Group.  FPL Group's common stock is traded on the New York Stock Exchange under the symbol "FPL."  The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2008			2007
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends

First	$73.75	$57.21	$0.445	$63.07	$53.72	$0.41
Second	$68.98	$62.75	$0.445	$66.52	$56.18	$0.41
Third	$68.76	$49.74	$0.445	$64.20	$54.61	$0.41
Fourth	$51.87	$33.81	$0.445	$72.77	$60.26	$0.41

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's Board of Directors.  The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant.  The ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group.  In February 2009, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.445 to $0.4725 per share.  See Management's Discussion - Liquidity and Capital Resources – Covenants with respect to dividend restrictions and Note 12 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.

As of the close of business on January 31, 2009, there were 28,774 holders of record of FPL Group's common stock.

Issuer Purchases of Equity Securities.  Information regarding purchases made by FPL Group of its common stock is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

10/1/08 – 10/31/08	106	$48.40	-	20,000,000
11/1/08 – 11/30/08	52,205	$46.94	-	20,000,000
12/1/08 – 12/31/08	1,774	$50.33	-	20,000,000
Total	54,085		-
____________________
(a)	Represents shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.
(b)
In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2008		2007		2006		2005		2004
SELECTED DATA OF FPL GROUP (millions, except per share amounts):
Operating revenues	$16,410		$15,263		$15,710		$11,846		$10,522
Net income	$1,639	(a)	$1,312	(a)	$1,281	(b)	$901	(c)	$896	(d)
Earnings per share of common stock – basic	$4.10	(a)	$3.30	(a)	$3.25	(b)	$2.37	(c)	$2.50	(d)
Earnings per share of common stock – assuming dilution	$4.07	(a)	$3.27	(a)	$3.23	(b)	$2.34	(c)	$2.48	(d)
Dividends paid per share of common stock	$1.78		$1.64		$1.50		$1.42		$1.30
Total assets	$44,821		$40,123		$35,822		$32,599		$28,324
Long-term debt, excluding current maturities	$13,833		$11,280		$9,591		$8,039		$8,027

SELECTED DATA OF FPL (millions):
Operating revenues	$11,649		$11,622		$11,988		$9,528		$8,734
Net income available to FPL Group	$789		$836		$802		$748		$749
Total assets	$26,175		$24,044		$22,970		$22,347		$19,114
Long-term debt, excluding current maturities	$5,311		$4,976		$4,214		$3,271		$2,813
Energy sales (kwh)	105,406		108,636		107,513		105,648		103,635
Energy sales:
Residential	50.5%		50.8%		50.8%		51.4%		50.7%
Commercial	43.2		42.3		41.4		41.1		40.6
Industrial	3.4		3.5		3.8		3.7		3.8
Interchange power sales	1.6		1.8		2.1		2.0		2.9
Other (e)	1.3		1.6		1.9		1.8		2.0
Total	100%		100.0%		100.0%		100.0%		100.0%
Approximate 60-minute peak load (mw): (f)
Summer season	21,060		21,962		21,819		22,361		20,545
Winter season	20,031		18,055		17,260		19,683		18,108
Average number of customer accounts (thousands):
Residential	3,992		3,981		3,906		3,828		3,745
Commercial	501		493		479		470		458
Industrial	13		19		21		20		19
Other	4		4		4		4		3
Total	4,510		4,497		4,410		4,322		4,225
Average price billed to customers (cents per kwh)	10.96		10.63		11.14		8.88		8.36
____________________
(a)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges and other than temporary impairment losses.
(b)	Includes expenses related to a terminated merger, net unrealized mark-to-market gains associated with non-qualifying hedges, impairment charges and an Indonesian project gain.
(c)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges.
(d)	Includes impairment and restructuring charges and net unrealized mark-to-market losses associated with non-qualifying hedges.
(e)	Includes the net change in unbilled sales.
(f)	Winter season includes November and December of the current year and January to March of the following year (for 2008, through February 26, 2009).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Overview

FPL Group is one of the nation's largest providers of electricity-related services.  It has two principal operating subsidiaries, FPL and NextEra Energy Resources.  FPL serves more than 8.7 million people throughout most of the east and lower west coasts of Florida.  NextEra Energy Resources, FPL Group's competitive energy subsidiary, produces electricity primarily using natural gas, wind and nuclear resources.  Together, FPL's and NextEra Energy Resources' generating assets represented approximately 39,000 mw of capacity at December 31, 2008.  See Item 2 - Generating Facilities.  Another of FPL Group's operating subsidiaries, FPL FiberNet, provides fiber-optic services to FPL, telecommunications companies and other customers throughout Florida.

FPL obtains its operating revenues primarily through the sale of electricity to retail customers at rates established as part of the 2005 rate agreement and through cost recovery clause mechanisms.  See Note 1 – Revenues and Rates.  Over the last ten years, FPL's average annual customer growth has been 2.1%.  However, beginning in 2007, FPL has experienced a slowdown in retail customer growth and a decline in non-weather related usage per retail customer.  Retail customer growth in 2008 was 0.3%, although during the fourth quarter of 2008 FPL experienced a decline in customer accounts of 0.2%.  FPL believes that the economic slowdown, the downturn in the housing market and the credit crisis that have affected the country and the state of Florida have contributed to the slowdown in customer growth and to the decline in non-weather related usage per retail customer.  In 2008, FPL experienced an increase in inactive accounts (accounts with installed meters without corresponding customer names) and in low-usage customers (customers using less than 200 kwh per month), which have contributed to the decline in retail customer growth and non-weather related usage per retail customer.  In November 2008, FPL notified the FPSC that it intends to initiate a base rate proceeding in March 2009.  In the notification, FPL stated that it expects to request an $800 million to $950 million annual increase in base rates beginning on January 1, 2010 and an additional annual base rate increase beginning on January 1, 2011.  These amounts exclude the effects of depreciation, which depend in part on the results of a detailed depreciation study that FPL is currently finalizing.  Further, FPL expects to request that the FPSC continue to allow FPL to use the mechanism for recovery of the revenue requirements of any new power plant approved pursuant to the Siting Act that was established in FPL's 2005 rate agreement.  Hearings on the base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates that are different from those that FPL will request.  FPL's business strategy is to provide customers clean, reliable energy at rates among the lowest in the state and nation.

NextEra Energy Resources is in the competitive energy business with the majority of its operating revenues derived from wholesale electricity sales.  Its business strategy is to maximize the value of its current portfolio, expand its U.S. market-leading wind position and build its portfolio through asset acquisitions.  NextEra Energy Resources plans to add a total of 7,000 mw to 9,000 mw of new wind generation over the 2008 to 2012 period, of which approximately 1,300 mw were added in 2008.  NextEra Energy Resources expects to add approximately 1,100 mw in 2009, of which approximately 480 mw are either under construction or have obtained applicable internal approvals for construction.  In addition, NextEra Energy Resources intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.  If capital and credit market conditions change, this could alter spending plans at NextEra Energy Resources.

NextEra Energy Resources' market is diversified by region as well as by fuel source.  NextEra Energy Resources sells a large percentage of its expected output to hedge against price volatility.  Consequently, if NextEra Energy Resources' plants do not perform as expected, NextEra Energy Resources could be required to purchase power at potentially higher market prices to meet its contractual obligations.  NextEra Energy Resources' energy marketing and trading business is focused on managing commodity price risk and extracting maximum value from its assets.

FPL Group and its subsidiaries segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges.  In addition, at FPL substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.

FPL Group's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals) and, in 2006 also excluded merger-related costs.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

In February 2009, the Recovery Act was signed into law.  It includes approximately $787 billion in tax incentives and new spending, a portion of which relates to renewable energy, energy efficiency and energy reliability.  The Recovery Act includes, among other things, provisions that allow companies building wind facilities the option to choose between three investment cost recovery mechanisms: (i) PTCs which were extended for wind facilities through 2012, (ii) investment tax credits of 30% of the cost for qualifying wind facilities placed in service prior to 2013, or (iii) an election to receive a cash grant of 30% of the cost of qualifying wind facilities placed in service in 2009 or 2010, or if construction began prior to December 31, 2010 and the wind facility is placed in service prior to 2013.  An election to receive a cash grant of 30%, in lieu of the 30% investment tax credit allowable under present law, also applies to the cost of qualifying solar facilities placed in service in either 2009 or 2010, or if construction began prior to December 31, 2010 and the solar facility is placed in service prior to 2017.  In addition, 50% bonus depreciation was extended on most types of property placed in service in 2009, and certain property placed in service in 2010.  FPL Group and FPL are in the process of evaluating the effect of the Recovery Act on their businesses.

Results of Operations

Summary – Presented below is a summary of net income (loss) by reportable segment (see Note 16):

	Years Ended December 31,
	2008	2007	2006
	(millions)

FPL	$789	$836	$802
NextEra Energy Resources	915	540	610
Corporate and Other	(65)	(64)	(131)
FPL Group Consolidated	$1,639	$1,312	$1,281

The decrease in 2008 in FPL's results reflects lower retail customer usage, higher depreciation and interest expenses and provisions taken in 2008 for regulatory matters, partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing commercial operation, lower O&M expenses and higher other revenues and AFUDC - equity.  FPL's 2007 improved results benefited from a retail base rate increase associated with Turkey Point Unit No. 5 and retail customer growth, partly offset by higher O&M and depreciation and amortization expenses recovered through base rates, a slight decline in retail customer usage and lower interest income on underrecovered fuel and storm costs.  Disallowed storm costs, net of certain interest, reduced 2006 net income by approximately $27 million.

NextEra Energy Resources’ 2008 and 2007 results reflect additional earnings from the existing portfolio, from new investments and from full energy and capacity requirements services and trading, partially offset by higher expenses to support the growth in the business.  NextEra Energy Resources' results in 2007 also reflect higher interest expense and the absence of an approximately $97 million gain ($63 million after-tax) recorded in 2006 resulting from a court judgment relating to an Indonesian project that was suspended in 1998.  In addition, FPL Group's and NextEra Energy Resources’ net income for 2008 and 2006 reflects net unrealized after-tax gains from non-qualifying hedges of $170 million and $92 million, respectively, while 2007 net income reflects net unrealized after-tax losses from such hedges of $86 million.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  In 2008, 2007 and 2006, NextEra Energy Resources recorded $82 million, $6 million and $1 million, respectively, of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  In 2008, NextEra Energy Resources had approximately $6 million after-tax of OTTI reversals; there were no such OTTI reversals in 2007 or 2006.

Results for Corporate and Other in 2008 reflect higher interest expense offset by additional consolidating income tax adjustments.  Results for Corporate and Other in 2007 reflect lower interest costs and higher interest income, partly offset by lower federal and state tax benefits.  Results for Corporate and Other in 2006 reflect a $98 million ($60 million after-tax) impairment charge related to FPL FiberNet's metro market assets as a result of significant changes in the business climate in which FPL FiberNet operates and $14 million of after-tax merger costs associated with the proposed merger between FPL Group and Constellation Energy Group, Inc. (Constellation Energy), which was terminated in October 2006.  See Note 5 – Corporate and Other for FPL FiberNet impairment charges and Note 16 for segment information.

FPL Group's effective income tax rate for all periods presented reflects PTCs for wind projects at NextEra Energy Resources.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  See Note 1 – Income Taxes, Note 6 and Note 11 – Sale of Differential Membership Interests.

FPL – FPL's net income for 2008, 2007 and 2006 was $789 million, $836 million and $802 million, respectively, a decrease in 2008 of $47 million and an increase in 2007 of $34 million.  The decrease in 2008 reflects lower retail customer usage, higher depreciation and interest expenses and provisions taken in 2008 for regulatory matters, partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing commercial operation, lower O&M expenses and higher other revenues and AFUDC - equity.  FPL's 2007 results benefited from a retail base rate increase associated with Turkey Point Unit No. 5 and retail customer growth.  These factors were partly offset by higher O&M and depreciation and amortization expenses recovered through base rates, a slight decline in usage per retail customer and lower interest income on underrecovered fuel and storm costs.  Disallowed storm costs, net of interest income recorded on 2005 storm restoration costs approved for recovery by the FPSC, reduced FPL's 2006 net income by approximately $27 million.  In 2006, when considering FPL's petition to recover 2005 storm costs, the FPSC applied a different standard for recovery of 2005 costs than was used for recovery of the 2004 storm costs.  This resulted in certain adjustments and disallowances of storm costs that FPL sought to recover.

FPL's current retail base rates were approved by the FPSC in 2005 and are expected to be in effect through December 31, 2009.  The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Siting Act that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates increased in 2007 when Turkey Point Unit No. 5 commenced commercial operation on May 1, 2007.  FPL expects that retail base revenues will increase approximately $65 million in 2009 when retail base rates are changed pursuant to the 2005 rate agreement to reflect the placement in service of two West County Energy Center units, which is expected to occur by the third quarter of 2009 and fourth quarter of 2009.  The 2005 rate agreement has a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap are adjusted each year.  For the years ended December 31, 2008, 2007 and 2006, revenues from retail base operations did not exceed the thresholds for those years and FPL does not expect 2009 revenues to exceed the thresholds.  See Note 1 – Revenues and Rates for information on the calculation of the threshold and cap and for information on FPL's regulatory ROE.

In November 2008, FPL notified the FPSC that it intends to initiate a base rate proceeding in March 2009.  In the notification, FPL stated that it expects to request an $800 million to $950 million annual increase in base rates beginning on January 1, 2010 and an additional annual base rate increase beginning on January 1, 2011.  These amounts exclude the effects of depreciation, which depend in part on the results of a detailed depreciation study that FPL is currently finalizing.  Further, FPL expects to request that the FPSC continue to allow FPL to use the mechanism for recovery of the revenue requirements of any new power plant approved pursuant to the Siting Act that was established in FPL's 2005 rate agreement.  Hearings on the base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates that are different from those that FPL will request.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2008	2007	2006
		(millions)

Retail base	$3,738	$3,796	$3,657
Fuel cost recovery	6,202	6,162	6,573
Other cost recovery clauses and pass-through costs	1,505	1,490	1,588
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	204	174	170
Total	$11,649	$11,622	$11,988

For the year ended December 31, 2008, an increase in the average number of customers of 0.3% increased retail base revenues by approximately $9 million while a 2.7% decrease in usage per retail customer, reflecting weather conditions and other factors, decreased retail base revenues by approximately $95 million.  Partly offsetting the usage decrease was an extra day of sales in 2008, as it was a leap year.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased retail base revenues by approximately $28 million.  FPL experienced a decline in retail customer growth in the latter half of 2007 and throughout 2008 as well as a decline in non-weather related retail customer usage, which FPL believes is reflective of the economic slowdown and housing crisis that has affected the country and the state of Florida.  FPL is unable to predict if growth in customers and non-weather related customer usage will return to previous trends.

For the year ended December 31, 2007, an increase in the average number of customers of 2.0% increased retail base revenues by approximately $71 million.  During this period, usage per retail customer decreased 0.4%.  This usage decrease, as well as other factors, decreased retail base revenues by approximately $18 million.  In addition, the base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased 2007 retail base revenues by approximately $86 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $1,109 million and $117 million at December 31, 2008 and 2007, respectively.  The increase in fuel revenues in 2008 reflects approximately $230 million related to a higher average fuel factor partly offset by approximately $190 million attributable to lower energy sales.  The decrease in fuel revenues in 2007 reflects approximately $484 million related to a lower average fuel factor partly offset by approximately $73 million attributable to higher energy sales.

In May 2007, a wholly owned subsidiary of FPL issued $652 million aggregate principal amount of storm-recovery bonds primarily for the after-tax equivalent of the total of FPL's unrecovered balance of 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds, including interest and bond issuance costs, are being repaid through a surcharge to retail customers.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering from retail customers, since February 2005, the 2004 storm restoration costs through a storm damage surcharge.  Both the revenues from the 2004 storm damage surcharge and the storm-recovery bonds surcharge are included in other cost recovery clauses and pass-through costs and amounted to approximately $97 million, $94 million and $151 million for the years ended December 31, 2008, 2007 and 2006, respectively.  See Note 9 – FPL.  Revenues from other cost recovery clauses and pass-through costs also declined in 2007 due to the absence in 2007 of the recovery of a portion of litigation costs that FPL had been recovering since 2002 through the capacity clause.  See discussion below of depreciation and amortization expense.  Beginning in 2009, revenues from the nuclear cost recovery rule will be included in revenues from other cost recovery clauses and pass-through costs.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2008	2007	2006
		(millions)

Fuel and energy charges during the period	$6,289	$6,259	$5,662
Net collection of previously deferred retail fuel costs	-	-	906
Net deferral of retail fuel costs	(55)	(56)	-
Other, primarily capacity charges net of any capacity deferral	515	523	548
Total	$6,749	$6,726	$7,116

The increase in fuel and energy charges in 2008 reflects higher fuel and energy prices of approximately $224 million partly offset by approximately $194 million attributable to lower energy sales.  The increase in fuel and energy charges in 2007 reflects higher fuel and energy prices of approximately $532 million and approximately $65 million attributable to higher energy sales.  At December 31, 2008, approximately $256 million of retail fuel costs were deferred pending collection from retail customers in a subsequent period.  The increase from December 31, 2007 to December 31, 2008 in deferred clause and franchise expenses and the decrease in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's consolidated balance sheets totaled approximately $110 million and negatively affected FPL Group's and FPL's cash flows from operating activities for the year ended December 31, 2008.

FPL's O&M expenses decreased $16 million in 2008 reflecting lower insurance, employee benefit and distribution costs of approximately $47 million, $11 million and $10 million, respectively.  These decreases were partly offset by higher nuclear generation, fossil generation, transmission and customer service costs of approximately $21 million, $4 million, $3 million and $20 million, respectively, as well as a reserve for ongoing regulatory matters.  The decline in insurance costs was primarily due to the termination by mutual agreement of an environmental insurance policy.  The decline in employee benefit costs reflects a higher pension credit as well as lower benefits due to declining market conditions, partly offset by higher medical costs.  The decline in distribution costs reflects cost reduction efforts and efficiencies as well as reduced work load due to the decline in customer growth partly offset by severance costs incurred in 2008.  The increase in nuclear generation costs reflects plant improvement initiatives to ensure long-term reliable operations.  The fossil generation increase reflects costs associated with plant maintenance, while the transmission increase reflects additional improvement activities.  The customer service cost increase is primarily due to higher uncollectible accounts.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses in 2009 to exceed the 2008 level primarily due to the absence of the environmental insurance policy termination as well as higher expected nuclear, fossil generation, transmission, customer service and employee benefit costs.

FPL's O&M expenses increased $80 million in 2007 reflecting higher nuclear, fossil generation, distribution, customer service and employee benefits costs of approximately $23 million, $11 million, $11 million, $7 million and $17 million, respectively.  The increase in nuclear costs reflects plant improvement initiatives to ensure long-term reliable operations while the fossil generation increase reflects costs associated with placing Turkey Point Unit No. 5 in service as well as costs associated with plant repair and a performance payment made to an owner of a jointly-owned plant.  The distribution increase reflects higher storm preparation costs partly offset by lower new service account costs reflecting a decline in housing starts in FPL's territory.  The customer service increase reflects staffing increases related to customer growth and higher uncollectible accounts.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.

Depreciation and amortization expense in 2008 increased $23 million, reflecting higher depreciation on transmission and distribution facilities (collectively, approximately $20 million) and higher depreciation on fossil generation assets of $10 million, primarily Turkey Point Unit No. 5 which was placed in service in May 2007.  In addition, depreciation on nuclear assets was higher by approximately $4 million primarily due to the steam generator and reactor vessel head replacements at St. Lucie Unit No. 2, which were substantially completed by late 2007.  The remaining change in 2008 depreciation and amortization expense is primarily due to the absence of amortization of software and other property that has been fully amortized.  Depreciation and amortization expense in 2007 decreased $14 million.  Depreciation and amortization expense in 2006 included approximately $45 million of amortization of litigation costs that FPL had been recovering through cost recovery clauses over a five-year period that began January 1, 2002 and ended December 31, 2006.  Depreciation and amortization expense in 2007 reflects higher depreciation on transmission and distribution facilities (approximately $25 million) to support customer growth and demand and depreciation on Turkey Point Unit No. 5 (approximately $18 million).  The remaining change in depreciation and amortization expense is primarily due to lower amortization of software that has been fully amortized.

Taxes other than income taxes increased $41 million in 2008, primarily due to changes in franchise fees and revenue taxes, which are pass-through costs, and higher property taxes ($15 million), reflecting growth in plant in service balances.  The increase in franchise fees was primarily driven by higher average franchise rates.  Taxes other than income taxes decreased $13 million in 2007 primarily due to lower franchise fees and revenue taxes reflecting lower retail base and fuel and other cost recovery clause revenues, which are discussed above under the operating revenue table.  Taxes other than income taxes in 2007 also reflect lower property taxes of approximately $2 million primarily due to a property tax reduction enacted by the Florida legislature partly offset by higher property taxes due to growth in plant in service balances.

Interest expense for 2008 reflects higher average debt balances partly offset by a decline in average interest rates of approximately 34 basis points.  Interest expense for 2007 increased primarily due to higher average debt balances.  Interest expense on storm-recovery bonds, as well as certain other interest expense (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through the storm-recovery bond surcharge.  Clause interest for 2008, 2007 and 2006 amounted to approximately $44 million, $32 million and $10 million, respectively. For both 2008 and 2007, higher allowance for borrowed funds used during construction (see AFUDC - equity explanation below) partly offset the increase in interest expense.

The increase in AFUDC – equity for 2008 is primarily attributable to additional AFUDC – equity on three natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's West County Energy Center in western Palm Beach County, Florida, partly offset by the absence of AFUDC – equity on Turkey Point Unit No. 5, which was placed in service in May 2007 and the absence of AFUDC – equity on the steam generator and reactor vessel head replacement projects at St. Lucie Unit No. 2, which were substantially completed by late 2007.  The increase in AFUDC in 2007 is primarily attributable to additional AFUDC – equity on two of the West County Energy Center units, the steam generator and reactor vessel head replacement projects at St. Lucie Unit No. 2 and nuclear spent fuel storage projects, partially offset by lower AFUDC on Turkey Point Unit No. 5.

Interest income declined in both 2008 and 2007 reflecting the cessation of interest on FPL's unrecovered balance of the storm reserve deficiency, which balance was collected upon the issuance of the storm-recovery bonds in May 2007, partly offset by higher interest income earned on higher average cash balances.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2008, operating revenues from wholesale and industrial customers combined represented less than 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Critical Accounting Policies and Estimates – Regulatory Accounting.

In 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  In December 2008, the FPSC approved the recovery of approximately $34 million of pre-construction costs associated with these units over a five-year period beginning January 2010.

FPL is currently constructing three natural gas-fired combined-cycle units of approximately 1,220 mw each at its West County Energy Center, which units are expected to be placed in service by the third quarter of 2009, fourth quarter of 2009 and mid-2011.  In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by the end of 2012.  In 2008, the FPSC approved FPL's plan to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be placed in service by 2013 and 2014, respectively.  Siting Board approval is pending and is expected in early 2010.

In March 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020, which units are expected in the aggregate to add between 2,200 mw and 3,040 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the process.  The FPSC's nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.  In October 2008, the FPSC approved FPL's first annual request under the nuclear cost recovery rule for recovery of pre-construction costs associated with FPL's planned nuclear units and carrying charges on construction costs associated with the addition of approximately 400 mw of baseload capacity to FPL's existing nuclear units; substantially all of these costs are still subject to a prudence review by the FPSC.

In 2008, the FPSC approved eligibility for recovery of prudently incurred costs for FPL's proposed solar generating facilities through the environmental clause.  The proposed solar generating facilities are expected to have a capacity totaling 110 mw and to be placed into service by the end of 2010.

NextEra Energy Resources – NextEra Energy Resources’ net income for 2008, 2007 and 2006 was $915 million, $540 million and $610 million, respectively, an increase in 2008 of $375 million and a decrease in 2007 of $70 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease)
	Years Ended December 31,
	2008	2007
	(millions)

New investments (a)	$155	$78
Existing assets (a)	48	117
Full energy and capacity requirements services and trading	6	56
Restructuring activities and asset sales	5	(14)
Indonesian project gain	-	(63)
Interest expense, differential membership costs and other	(25)	(61)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	256	(178)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals	(70)	(5)
Net income increase (decrease)	$375	$(70)
____________________
(a)
Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 1 – Income Taxes.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	For discussion of derivative instruments, see Note 3 and Overview.

The increase in NextEra Energy Resources’ 2008 results from new investments reflects the addition of over 3,200 mw of wind and nuclear generation during or after 2007.  The increase in NextEra Energy Resources’ 2007 results from new investments reflects the addition of over 3,400 mw of wind and nuclear generation during or after 2006.

In 2008, results from NextEra Energy Resources’ existing asset portfolio increased primarily due to favorable market conditions in the NEPOOL, ERCOT and PJM regions and higher wind resource partially offset by the impact of planned and unplanned outages at the Seabrook nuclear facility and lower results from NextEra Energy Resources’ retail energy provider primarily due to unfavorable commodity margins.  Results in 2008 in PJM benefited from a new FERC-approved forward capacity market that began in June 2007.  In 2007, NextEra Energy Resources’ existing asset portfolio benefited from improved market conditions in the NEPOOL and ERCOT regions and the absence of a refueling outage at the Seabrook nuclear facility.  This was partially offset by lower wind resource, by the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region and by the reduction in the contracted capacity price at a combined-cycle plant in the PJM region.  Results in the NEPOOL and PJM regions also benefited from new FERC-approved forward capacity markets that began in December 2006 and June 2007, respectively.

NextEra Energy Resources’ 2008 and 2007 financial results benefited from increased gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

The increase in 2008 of restructuring activities and asset sales is primarily due to a gain on the sale of development rights on a natural gas project while the decrease in 2007 is primarily due to the absence of a $12 million after-tax gain recorded in 2006 on the sale of wind development rights.  The decrease in the Indonesian project gain reflects the absence of a $63 million after-tax gain ($97 million pretax) recorded by NextEra Energy Resources in 2006 as the result of a court judgment.

In both 2008 and 2007, interest expense, differential membership costs and other reflects increased costs due to growth of the business partially offset, in 2008, by certain state income tax benefits.

In 2008 and 2006, NextEra Energy Resources recorded after-tax net unrealized mark-to-market gains on non-qualifying hedges of approximately $170 million and $92 million, respectively.  During 2007, NextEra Energy Resources recorded after-tax net unrealized mark-to-market losses of approximately $86 million.  The change in unrealized mark-to-market activity for 2008 compared to 2007 is primarily attributable to decreased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market losses as the underlying transactions were realized during 2008.  The change in unrealized mark-to-market activity for 2007 compared to 2006 is primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains as the underlying transactions were realized during 2007.  In 2008, 2007 and 2006, NextEra Energy Resources recorded $82 million, $6 million and $1 million, respectively, of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  In 2008, NextEra Energy Resources had approximately $6 million after-tax of OTTI reversals; there were no such OTTI reversals in 2007 or 2006.

Operating revenues for the year ended December 31, 2008 increased $1,096 million primarily due to gains of $232 million on unrealized mark-to-market non-qualifying hedge activity in 2008 compared to losses on such hedges of $342 million in 2007.  Excluding this mark-to-market activity, revenues benefited from project additions, favorable market conditions in the NEPOOL, ERCOT and PJM regions, and favorable wind and hydro resources partially offset by nuclear planned and unplanned outages.  NextEra Energy Resources’ operating revenues for the year ended December 31, 2007 decreased $84 million reflecting $342 million of unrealized mark-to-market losses from non-qualifying hedges compared to $496 million of gains on such hedges in 2006.  Excluding this mark-to-market activity, revenues benefited from project additions, favorable market conditions in the NEPOOL and ERCOT regions, the absence of a refueling outage at the Seabrook nuclear facility and increased gains from its full energy and capacity requirements services, partially offset by unfavorable wind resource.

NextEra Energy Resources’ operating expenses for the year ended December 31, 2008 increased $522 million, reflecting $53 million of unrealized mark-to-market gains from non-qualifying hedges compared to $198 million of gains on such hedges in 2007.  Excluding these mark-to-market changes which are reflected in fuel, purchased power and interchange expense in FPL Group's consolidated statements of income, operating expenses increased primarily due to project additions, higher fuel costs and higher corporate general and administrative expenses to support the growth in the business.  NextEra Energy Resources’ operating expenses for the year ended December 31, 2007 decreased $50 million, reflecting $198 million of unrealized mark-to-market gains from non-qualifying hedges compared to $318 million of losses on such hedges in 2006.  Excluding these mark-to-market changes, operating expenses increased primarily due to project additions, higher fuel costs and higher corporate general and administrative expenses to support the growth in the business.

Equity in earnings of equity method investees in 2008 increased $25 million due to improved market conditions in the PJM region.  Equity in earnings of equity method investees decreased $113 million in 2007 primarily due to the absence of the $97 million Indonesian project gain discussed above and due to the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region, partially offset by unrealized mark-to-market losses on non-qualifying hedges of $26 million in 2006.

NextEra Energy Resources’ interest expense for the year ended December 31, 2008 decreased $1 million.  Interest expense for 2007 increased $43 million reflecting higher average debt balances to support growth in the business and higher average interest rates.  Gains on disposal of assets - net in FPL Group's consolidated statements of income for 2008 reflect an approximately $10 million gain on the sale of development rights related to a natural gas project and $8 million of gains on sales of securities held in nuclear decommissioning funds and in 2006 reflect a $20 million gain for the sale of wind development rights.

PTCs from NextEra Energy Resources’ wind projects are reflected in NextEra Energy Resources’ earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $262 million, $219 million and $167 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In September 2007, NextEra Energy Resources completed the acquisition of Point Beach, a two-unit, 1,023 mw nuclear power plant located in Wisconsin from Wisconsin Electric Power Company (We Energies).  NextEra Energy Resources purchased the plant, including nuclear fuel, inventory and other items, for a total of approximately $933 million.  All of the power from Point Beach is being sold under a long-term power purchase contract to We Energies through the current NRC license terms of 2030 for Unit No. 1 and 2033 for Unit No. 2.  NextEra Energy Resources is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, and received $390 million of decommissioning funds at closing.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add a total of 7,000 mw to 9,000 mw of new wind generation over the 2008 to 2012 period, of which approximately 1,300 mw were added in 2008.  NextEra Energy Resources expects to add approximately 1,100 mw in 2009, of which approximately 480 mw are either under construction or have obtained applicable internal approvals for construction.  In addition, NextEra Energy Resources intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.

In July 2008, the PUCT approved a $4.92 billion transmission grid improvement program that would add approximately 2,300 miles of 345 kv lines to deliver wind power from the CREZ in west Texas and the Texas Panhandle to the Dallas/Fort Worth area and other population centers in Texas.  In January 2009, Lone Star Transmission, LLC, a wholly-owned subsidiary of NextEra Energy Resources, was allocated $565 million in projects by the PUCT under the CREZ program.  The January 2009 determination is subject to, among other things, reconsideration, appeal and receipt of all applicable regulatory approvals.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for NextEra Energy Resources.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient plants that can sell power in competitive markets.  NextEra Energy Resources seeks to reduce its market risk by having a diversified portfolio by fuel type and location, as well as by contracting for the future sale of a significant amount of the electricity output of its plants.  The combination of new wind projects, expected increase in contribution from existing merchant assets and asset acquisitions are expected to be the key drivers supporting NextEra Energy Resources’ growth over the next few years.

NextEra Energy Resources’ earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  NextEra Energy Resources’ exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2009 and 2010.  Therefore, if NextEra Energy Resources’ plants do not perform as expected, NextEra Energy Resources could be required to purchase power at potentially higher market prices to meet its contractual obligations.

NextEra Energy Resources’ results are affected by fluctuations in weather.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect production levels of the wind portfolio as well as the hydro units in Maine and the solar units in California.  In managing its exposure to commodity prices, NextEra Energy Resources is dependent upon its counterparties to perform under their contractual obligations.  NextEra Energy Resources actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  Substantially all of NextEra Energy Resources’ 2009 contracted revenues are with investment grade counterparties.

Corporate and Other – Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities as well as corporate interest income and expenses.  Corporate and Other allocates interest expense to NextEra Energy Resources based on a deemed capital structure at NextEra Energy Resources of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with differential membership interests sold by a NextEra Energy Resources subsidiary in December 2007 is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:

	Years Ended December 31,
	2008	2007	2006
		(millions)

Interest expense, net of allocations	$(103)	$(90)	$(97)
Interest income	22	22	6
FPL FiberNet impairment charges	-	(2)	(60)
Merger costs	-	-	(14)
Federal and state tax benefits	18	3	30
Other	(2)	3	4
Net loss	$(65)	$(64)	$(131)
The increase in interest expense in 2008 reflects additional debt outstanding partly offset by lower average interest rates of approximately 91 basis points.  Interest expense decreased in 2007 primarily due to lower average debt balances.  Interest income in 2008 reflects lower interest rates on temporary investments offset by additional earnings on energy-related loans made to third parties by FPL Group Capital subsidiaries.  In the latter half of 2008, temporary investments were accumulated in response to volatility and disruption in the credit and capital markets while in 2007 temporary investments had been accumulated to purchase Point Beach.  Interest income in 2007 reflects earnings on temporary investments accumulated to purchase Point Beach as well as interest recorded on unrecognized tax benefits in accordance with FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  For discussion of FPL FiberNet's impairment charges, see Note 5 – Corporate and Other.  The 2006 merger costs represent costs associated with the proposed merger between FPL Group and Constellation Energy, which was terminated in October 2006.  The federal and state tax benefits are primarily due to NextEra Energy Resources' growth throughout the United States and other consolidating income tax adjustments.  Other includes all other corporate income and expenses, as well as other business activities.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, borrowings, and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  FPL Group, FPL and FPL Group Capital access the credit and capital markets as significant sources of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group, FPL and FPL Group Capital to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

The global and domestic credit and capital markets have been experiencing unprecedented levels of volatility and disruption.  This has significantly affected the cost and available sources of liquidity in the financial markets.  FPL and FPL Group Capital have continued to have access to commercial paper and short- and long-term credit and capital markets.  If capital and credit market conditions change, this could alter spending plans at FPL and NextEra Energy Resources.

Available Liquidity – At December 31, 2008, FPL Group's total net available liquidity was approximately $4.6 billion, of which FPL's portion was approximately $1.6 billion.  The components of each company's net available liquidity at December 31, 2008 were as follows:

				Maturity Date
	FPL	FPL Group Capital	FPL Group Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving lines of credit (a)	$2,500	$4,000	$6,500	(b)	(b)
Less letters of credit	(545)	(316)	(861)
	1,955	3,684	5,639

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-
	250	-	250

Subtotal	2,205	3,684	5,889

Cash and cash equivalents	120	415	535
Less commercial paper and short-term notes payable	(773)	(1,092)	(1,865)

Net available liquidity	$1,552	$3,007	$4,559
____________________
(a)
Provide for the issuance of letters of credit up to $6.5 billion ($2.5 billion for FPL) and are available to support FPL's and FPL Group Capital's commercial paper programs and short-term borrowings and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.  FPL's bank revolving lines of credit are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.  FPL's and FPL Group Capital's bank revolving lines of credit include commitments of approximately $27 million and $83 million, respectively, from Lehman Brothers Bank, FSB (Lehman).  In September 2008, Lehman's parent, Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  As of late January 2009, Lehman must receive a notice of non-objection from the Office of Thrift Supervision before funding any commercial loan commitment, including this commitment.

(b)
$17 million of FPL's and $40 million of FPL Group Capital's bank revolving lines of credit expire in 2012.  The remaining portion of bank revolving lines of credit for FPL and FPL Group Capital expire in 2013.

At February 26, 2009, 38 banks participate in FPL's and FPL Group Capital's credit facilities, with no one bank providing more than 8% of the total in either credit facility.  In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At December 31, 2008, each of FPL Group and FPL was in compliance with its respective required ratio.

In addition, at December 31, 2008, FPL had the capacity to absorb up to approximately $188 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  As of February 26, 2009, FPL Group had received proceeds of approximately $40 million through the issuance of common stock under this agreement consisting of 760,000 shares at an average price of $52.10 per share.

Shelf Registration – In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of February 26, 2009, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  At February 26, 2009, FPL Group and FPL Group Capital had $3.5 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $900 million of board-authorized available capacity.

Credit Ratings – At February 26, 2009, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's (a)	S&P (a)	Fitch (a)
FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	Aa3/VMIG-1	A	A+
Commercial paper	P-1	A-1	F1

FPL Group Capital: (b)
Corporate credit rating	A2	A	A
Debentures	A2	A-	A
Junior subordinated debentures	A3	BBB+	A-
Commercial paper	P-1	A-1	F1
____________________
(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL and FPL Group Capital, the maintenance of a specific minimum credit rating is not a condition to drawing upon those credit facilities.  Commitment fees and interest rates on loans under the credit facilities' agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  FPL's and FPL Group Capital's bank revolving lines of credit are available to support these potential requirements.  See Available Liquidity above.

Cash Flow – The changes in cash and cash equivalents are summarized as follows:

	FPL Group			FPL
	Years Ended December 31,
	2008	2007	2006	2008	2007	2006
	(millions)

Net cash provided by operating activities	$3,403	$3,593	$2,498	$2,180	$2,163	$1,668
Net cash used in investing activities	(5,808)	(4,578)	(3,807)	(2,427)	(2,214)	(1,933)
Net cash provided by financing activities	2,650	655	1,399	304	50	273
Net increase (decrease) in cash and cash equivalents	$245	$(330)	$90	$57	$(1)	$8

FPL Group's cash and cash equivalents increased for the year ended December 31, 2008, reflecting cash generated by operating activities and net issuances of both long- and short-term debt.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources, the payment of common stock dividends to FPL Group shareholders and the funding of a $500 million loan.

FPL Group's cash flows from operating activities for the year ended December 31, 2008 reflect cash generated by net income, the receipt of distributions from equity method investees, the underrecovery by FPL of cost recovery clause costs and an increase in fuel inventory at NextEra Energy Resources.

FPL Group's cash flows from investing activities for the year ended December 31, 2008 reflect capital investments, including nuclear fuel purchases, of approximately $2.4 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $2.8 billion, and the funding of a $500 million loan by an FPL Group Capital subsidiary to a third party for an energy-related project.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.

During the year ended December 31, 2008, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $4.7 billion, including a net increase in short-term debt of $848 million (comprised of $917 million increase at FPL Group Capital and $69 million decrease at FPL) and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issued	Interest Rate(s)	Principal Amount	Maturity Date(s)
				(millions)

January 2008	FPL	First mortgage bonds	5.95%	$600	2038
March 2008	FPL Group Capital	Term loans	variable	500	2009 - 2011
June 2008	FPL Group Capital	Debentures	5.35%	250	2013
June 2008	FPL Group Capital	Debentures	variable	250	2011
June 2008	NextEra Energy Resources subsidiary	Canadian dollar denominated term loan	variable	153	2011
July 2008	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	7.59%	525	2018 (a)
September 2008	FPL Group Capital	Term loans	variable	320	2011
December 2008	FPL Group Capital	Debentures	7 7/8%	500	2015
December 2008	FPL Group Capital	Japanese yen denominated term loan	variable	141	2011
December 2008	FPL Group Capital	Term loan	variable	50	2011
December 2008	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	7.5%	202	2013 (a)
December 2008	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	variable	373	2016 (a)
				$3,864
____________________
(a)	Partially amortizing with a balloon payment at maturity.

During the year ended December 31, 2008, FPL Group paid approximately $2.1 billion in connection with financing activities, including $506 million for FPL Group Capital debt maturities, $327 million for a NextEra Energy Resources subsidiary construction term loan maturity, $200 million for maturing FPL first mortgage bonds, $284 million principal repayments on NextEra Energy Resources subsidiary debt, $41 million principal repayment on FPL subsidiary storm-recovery bonds and $714 million for the payment of common stock dividends to FPL Group shareholders.  In January 2009, an indirect wholly-owned subsidiary of NextEra Energy Resources borrowed Canadian $94.6 million (US $75.4 million) under a limited-recourse senior secured variable rate term loan agreement maturing in 2023 and entered into an interest rate swap agreement to pay a fixed rate of 2.5775%, plus applicable margin, to limit cash flow exposure.  The proceeds from the loan were used to repay a portion of the amount borrowed in June 2008 under the Canadian dollar denominated term loan included in the table above.  Also, in January 2009, another indirect wholly-owned subsidiary of NextEra Energy Resources entered into an interest rate swap agreement to pay a fixed rate of 2.68%, plus applicable margin, until 2016 on its $373 million variable rate limited-recourse senior secured note that is partially amortizing with a balloon payment due in 2016.  This same wholly-owned subsidiary entered into a second interest rate swap agreement to pay a fixed rate of 3.725%, plus applicable margin, beginning in 2016 to limit the cash flow exposure of refinancing the balloon payment of approximately $124 million due on this note in 2016.  Additionally, in January 2009, FPL Group Capital borrowed $72 million under a variable rate term loan agreement maturing in 2011.

FPL Group's cash and cash equivalents decreased for the year ended December 31, 2007, reflecting capital investments by FPL and NextEra Energy Resources, the payment of common stock dividends to FPL Group shareholders and an increase in customer receivables.  These outflows were partially offset by cash generated by operating activities, net issuances of both long- and short-term debt, the sale of independent power investments, the return of margin cash collateral from counterparties and a distribution relating to an Indonesian project.

FPL Group's cash flows for the year ended December 31, 2006 benefited from net issuances of debt, the issuance of common stock and the recovery from customers of previously incurred fuel and storm costs at FPL, which were offset by an increase in FPL's customer receivables and the return of margin cash collateral to counterparties and payment of margin cash collateral to counterparties.  The funds generated were used to pay for capital expenditures at FPL, additional investments at NextEra Energy Resources, common stock dividends, storm-related costs at FPL and to carry an increase in fossil fuel inventory.

Contractual Obligations and Planned Capital Expenditures – FPL Group's and FPL's commitments at December 31, 2008 were as follows:

	2009	2010	2011	2012	2013	Thereafter		Total
				(millions)
Long-term debt, including interest: (a)
FPL	$542	$311	$312	$314	$705	$9,354	(b)	$11,538
NextEra Energy Resources	544	549	656	548	582	3,397		6,276
Corporate and Other	1,195	533	1,874	187	430	9,343		13,562
Purchase obligations:
FPL (c)	6,270	5,425	4,120	3,360	2,920	7,545		29,640
NextEra Energy Resources (d)	1,760	120	75	75	60	665		2,755
Asset retirement activities: (e)
FPL (f)	-	-	-	-	-	11,610		11,610
NextEra Energy Resources (g)	1	-	-	2	-	7,247		7,250
Other Commitments:
NextEra Energy Resources (h)	-	-	-	-	69	260		329
Total	$10,312	$6,938	$7,037	$4,486	$4,766	$49,421		$82,960
____________________
(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2008 rates.
(b)
Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2008, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving lines of credit are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which are recoverable through various cost recovery clauses (see Note 15 – Contracts), and projected capital expenditures through 2013.  See Note 15 – Commitments.

(d)
Represents firm commitments primarily in connection with the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  See Note 15 – Commitments and Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(f)
At December 31, 2008, FPL had approximately $2,035 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's special use funds.

(g)
At December 31, 2008, NextEra Energy Resources' 88.23% portion of Seabrook's and 70% portion of Duane Arnold's and its Point Beach's restricted trust funds for the payment of future expenditures to decommission its nuclear units totaled approximately $789 million and are included in FPL Group's special use funds.

(h)	Represents estimated cash distributions related to certain membership interests. See Note 11 – Sale of Differential Membership Interests.

Guarantees and Letters of Credit – FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At December 31, 2008, FPL Group had standby letters of credit of approximately $1.2 billion ($557 million for FPL) and approximately $8.6 billion notional amount of guarantees ($648 million for FPL), of which approximately $6.6 billion ($567 million for FPL) have expirations within the next five years.  An aggregate of approximately $861 million of the standby letters of credit at December 31, 2008 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind development, the commercial paper program of FPL's consolidated VIE from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  At December 31, 2008, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 15 – Commitments.

Certain subsidiaries of NextEra Energy Resources have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the NextEra Energy Resources subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that it is unlikely to experience a material exposure as a result of these liquidated damages.

Covenants – FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  During the first quarter of 2008, FPL Group increased its quarterly dividend on its common stock from $0.41 to $0.445 per share.  In February 2009, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.445 to $0.4725 per share.  FPL pays dividends to FPL Group in a manner consistent with FPL's long-term targeted capital structure.  The mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under the mortgage, in some cases, the amount of retained earnings that FPL can use to pay cash dividends on its common stock is restricted.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2008, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2008, coverage for the 12 months ended December 31, 2008 would have been approximately 6.4 times the annual interest requirements and approximately 3.7 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2008, FPL could have issued in excess of $6.5 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.5 billion based on retired first mortgage bonds.  As of December 31, 2008, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (September 2006 RCC) in connection with FPL Group Capital's offering of $350 million principal amount of Series A Enhanced Junior Subordinated Debentures due 2066 and $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (collectively, Series A and Series B junior subordinated debentures).  The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of FPL Group Capital (other than the Series A and Series B junior subordinated debentures) or, in certain cases, of FPL Group.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC.  The September 2006 RCC provides that FPL Group Capital may redeem, and FPL Group or FPL Group Capital may purchase, any Series A and Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series A and Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the Series A and Series B junior subordinated debentures.

In June 2007, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (June 2007 RCC) in connection with FPL Group Capital's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures).  The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of FPL Group Capital (other than the Series C junior subordinated debentures) or, in certain cases, of FPL Group. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the June 2007 RCC.  The June 2007 RCC provides that FPL Group Capital may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and FPL Group and any majority-owned subsidiary of FPL Group or FPL Group Capital may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

In September 2007, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (September 2007 RCC) in connection with FPL Group Capital's offering of $250 million principal amount of its Series D Junior Subordinated Debentures due 2067 and $350 million principal amount of Series E Junior Subordinated Debentures due 2067 (collectively, Series D and Series E junior subordinated debentures).  The September 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of FPL Group Capital (other than the Series D and Series E junior subordinated debentures) or, in certain cases, of FPL Group. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2007 RCC.  The September 2007 RCC provides that FPL Group Capital may redeem, purchase, or defease, and FPL Group and any majority-owned subsidiary of FPL Group or FPL Group Capital may purchase, any Series D and Series E junior subordinated debentures on or before September 1, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series D and Series E junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the September 2007 RCC.

New Accounting Rules and Interpretations

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities - In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  See Note 12 - Earnings Per Share.

Accounting for Business Combinations – In December 2007, the FASB issued FAS 141(R), "Business Combinations."  This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This statement also establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) discloses the nature and financial effects of the business combination; and requires restructuring and acquisition-related costs to be expensed.  FPL Group and FPL are required to adopt FAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009.

Accounting for Noncontrolling Interests – In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 on January 1, 2009 did not have a material effect on FPL Group's or FPL's financial statements.

Critical Accounting Policies and Estimates

FPL Group's and FPL's significant accounting policies are described in Note 1 to the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States.  Critical accounting policies are those that FPL Group and FPL believe are both most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

FPL Group and FPL consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated financial statements:

Accounting for Derivatives and Hedging Activities – FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.  Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses will be passed through the fuel or capacity clauses.  In FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, changes in derivative fair values are recognized in current earnings, unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge.  For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of common shareholders' equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

Since FAS 133 became effective in 2001, the FASB has discussed and from time to time issued implementation guidance related to FAS 133.  In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133.  Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance do not provide specific guidance on all contract issues.  As a result, significant judgment must be used in applying FAS 133 and its interpretations.  A result of changes in interpretation could be that contracts that currently are excluded from the provisions of FAS 133 would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the statement of income.

Certain economic hedging transactions at NextEra Energy Resources do not meet the requirements for hedge accounting treatment.  Changes in the fair value of those transactions are marked to market and reported in the statement of income, often resulting in earnings volatility.  These changes in fair value are captured in the non-qualifying hedge category in computing adjusted earnings.  This could be significant to NextEra Energy Resources' results because often the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically linked transactions.  Because of this, FPL Group's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 3 and also see Energy Marketing and Trading and Market Risk Sensitivity.

Accounting for Pensions and Other Postretirement Benefits – FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits plan) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.  FPL Group allocates net periodic benefit income or cost associated with the pension and other benefits plans to its subsidiaries annually using specific criteria.

FPL Group adopted the recognition and disclosure provisions of FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," effective December 31, 2006 and the measurement date provisions of FAS 158 effective December 31, 2008.  Prior to 2008, FPL Group used a measurement date of September 30.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, FPL Group elected to calculate the net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008 using the September 30, 2007 measurement date.  Upon adoption of the measurement date provisions, FPL Group recorded an adjustment to increase 2008 beginning retained earnings by approximately $13 million representing three-fifteenths of net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008. Included in the adjustment to retained earnings is approximately $1 million related to the reduction in accumulated other comprehensive income (AOCI) and approximately $3 million related to the reduction in net regulatory liabilities.

Since FPL Group is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing all provisions of FAS 158 are reflected at FPL Group and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations related to the recognition provision of FAS 158 that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in AOCI were classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment.  In addition, adjustments to AOCI as a result of implementing the measurement date provisions of FAS 158 that were estimated to be allocable to FPL were recorded as an adjustment to the previously established regulatory assets and liabilities.

FPL Group's income from its pension plan, net of the cost of the other benefits plan, was approximately $86 million, $69 million and $65 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The corresponding amounts allocated to FPL were $60 million, $51 million and $52 million, respectively.  Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years for the pension plan and 8.00%, 8.00% and 7.75% for the other benefits plan for the years ended December 31, 2008, 2007, and 2006, respectively, assumed increases in future compensation levels of 4% for all years, and weighted-average discount rates of 6.25%, 5.85% and 5.50% for the pension plan and 6.35%, 5.90% and 5.50% for the other benefits plan for the years ended December 31, 2008, 2007 and 2006, respectively.  Based on current health care costs (as related to other benefits), the projected 2009 trend assumption used to measure the expected cost of health care benefits covered by the plans for all age groups are 7.0% for medical benefits and 9.0% for prescription drug benefits.  These rates are assumed to decrease over the next seven years to the ultimate trend rate of 5.5% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2015 for medical and prescription drug costs.  In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the marketplace.  For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.  FPL Group believes that 7.75% and 8.00% are reasonable long-term rates of return on its pension plan and other benefits plan assets, respectively.  FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

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

The following table illustrates the effect on net periodic benefit income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2008 Net Periodic Benefit Income
	Change in Assumption	FPL Group	FPL
		(millions)

Expected long-term rate of return	(0.5)%	$17	$12
Discount rate	(0.5)%	$4	$3
Salary increase	0.5%	$2	$1
Health care cost trend rate (a)	1.0%	$-	$-
____________________
(a)
Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in FPL Group's other benefits plan.

The fair value of plan assets has decreased from $3.6 billion at September 30, 2007 to $2.5 billion at December 31, 2008 for the pension plan and decreased from $49 million at September 30, 2007 to $29 million at December 31, 2008 for the other benefits plan.  Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the qualified pension plan in the near future.  In December 2008, $26 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $29 million for eligible retiree medical expenses on behalf of the other benefits plan during 2009 with substantially all of that amount being reimbursed through a transfer of assets from the qualified pension plan.  See Note 2.

Carrying Value of Long-Lived Assets – FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

In 2006, FPL FiberNet performed an impairment analysis and concluded that an impairment charge related to its metro market assets was necessary.  The critical assumptions and estimates used in the analysis include revenue additions, projected capital expenditures and a discount rate.  A 10% increase in the revenue growth rate or a 10% decrease in projected capital expenditures would have resulted in no impairment, while a 10% decrease in the revenue growth rate or a 10% increase in projected capital expenditures would increase the impairment charge by less than $5 million.  An increase or decrease of 1% in the discount rate would have a corresponding change to the impairment charge of approximately $3 million.  See Note 5 – Corporate and Other.

Nuclear Decommissioning and Fossil Dismantlement – FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations."  FAS 143 and FIN 47 require that a liability for the fair value of an ARO be recognized in the period in which it is incurred with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  See Note 1 – Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 14.

For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  The most recent studies, filed in 2005, indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is approximately $10.9 billion, or $2.3 billion in 2008 dollars.  The studies reflect, among other things, the 20-year license extensions of FPL's nuclear units.  At December 31, 2008, $2,332 million was accrued for nuclear decommissioning, of which $1,713 million was recorded as an ARO, $52 million was recorded as a capitalized net asset related to the ARO, $495 million was recorded as a regulatory liability and $176 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

FPL accrues the cost of dismantling its fossil plants over the expected service life of each unit based on studies filed with the FPSC.  Unlike nuclear decommissioning, fossil dismantlement costs are not funded.  The most recent studies, which became effective January 1, 2007, indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $707 million.  The majority of the dismantlement costs are not considered AROs.  At December 31, 2008, $349 million was accrued for fossil dismantlement costs, of which $26 million was recorded as an ARO, $8 million was recorded as a capitalized net asset related to the ARO, $25 million was recorded as a regulatory liability and $306 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

NextEra Energy Resources records a liability for the present value of its expected decommissioning costs in accordance with FAS 143 and FIN 47 which is determined using various internal and external data.  NextEra Energy Resources' portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage, is approximately $6.6 billion, or $1.4 billion expressed in 2008 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2008, the ARO for nuclear decommissioning of NextEra Energy Resources' nuclear plants totaled approximately $487 million.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation under FAS 143 and FIN 47.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and how costs will escalate with inflation.  In addition, FPL Group and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, FPL Group and FPL will be required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase FPL Group's and FPL's ARO as of December 31, 2008 by $223 million and $174 million, respectively.

Regulatory Accounting – FPL follows the accounting practices set forth in FAS 71, "Accounting for the Effects of Certain Types of Regulation."  FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.  The continued applicability of FAS 71 is assessed at each reporting period.

FPL Group's and FPL's regulatory assets and liabilities are as follows:

	FPL Group		FPL
	December 31,		December 31,
	2008	2007	2008	2007
Regulatory assets:	(millions)
Current:
Deferred clause and franchise expenses	$248	$103	$248	$103
Securitized storm-recovery costs	$64	$59	$64	$59
Derivatives	$1,109	$117	$1,109	$117
Pension	$19	$-	$-	$-
Other	$4	$2	$-	$-

Noncurrent:
Securitized storm-recovery costs	$697	$756	$697	$756
Deferred clause expenses	$79	$121	$79	$121
Pension	$100	$-	$-	$-
Unamortized loss on reacquired debt	$32	$36	$32	$36
Other	$138	$95	$133	$72

Regulatory liabilities:
Current:
Deferred clause and franchise revenues	$11	$18	$11	$18
Pension	$-	$24	$-	$-

Noncurrent:
Accrued asset removal costs	$2,142	$2,098	$2,142	$2,098
Asset retirement obligation regulatory expense difference	$520	$921	$520	$921
Pension	$-	$696	$-	$-
Other	$218	$236	$218	$235

See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading – Certain of FPL Group's subsidiaries, including FPL and NextEra Energy Resources, use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  See Note 3.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)

Fair value of contracts outstanding at December 31, 2006	$5	$8	$(56)	$(921)	$(964)
Reclassification to realized at settlement of contracts	(8)	(95)	39	870	806
Value of contracts purchased/previously not consolidated	-	23	-	-	23
Effective portion of changes in fair value recorded in OCI	-	-	(92)	-	(92)
Ineffective portion of changes in fair value recorded in earnings	-	3	-	-	3
Changes in fair value excluding reclassification to realized	5	(77)	-	(68)	(140)
Fair value of contracts outstanding at December 31, 2007	2	(138)	(109)	(119)	(364)
Reclassification to realized at settlement of contracts	20	(30)	147	(658)	(521)
Effective portion of changes in fair value recorded in OCI	-	-	76	-	76
Ineffective portion of changes in fair value recorded in earnings	-	25	-	-	25
Changes in fair value excluding reclassification to realized	34	286	-	(331)	(11)
Fair value of contracts outstanding at December 31, 2008	56	143	114	(1,108)	(795)
Net option premium payments (receipts)	(12)	18	-	-	6
Net margin cash collateral paid	-	(2)	-	-	(2)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2008	$44	$159	$114	$(1,108)	$(791)

FPL Group's total mark-to-market energy contract net assets (liabilities) at December 31, 2008 shown above are included in the consolidated balance sheets as follows:

December 31, 2008
(millions)

Current derivative assets	$433
Noncurrent other assets	192
Current derivative liabilities	(1,271)
Noncurrent derivative liabilities	(145)
FPL Group's total mark-to-market energy contract net liabilities	$(791)

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2008 were as follows:

	Maturity
	2009	2010	2011	2012	2013	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(38)	$(43)	$1	$(11)	$(7)	$-	$(98)
Significant other observable inputs	(36)	(29)	2	5	1	-	(57)
Significant unobservable inputs	148	41	13	2	7	-	211
Total	74	(31)	16	(4)	1	-	56

Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	7	18	(5)	(2)	-	-	18
Significant other observable inputs	(7)	(5)	(13)	(12)	(12)	(20)	(69)
Significant unobservable inputs	158	34	(1)	-	1	2	194
Total	158	47	(19)	(14)	(11)	(18)	143

Owned Assets – OCI:
Quoted prices in active markets for identical assets	4	14	8	(1)	-	-	25
Significant other observable inputs	65	21	2	1	-	-	89
Significant unobservable inputs	-	-	-	-	-	-	-
Total	69	35	10	-	-	-	114

Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(1,108)	-	-	-	-	-	(1,108)
Significant unobservable inputs	(1)	1	-	-	-	-	-
Total	(1,109)	1	-	-	-	-	(1,108)

Total sources of fair value	$(808)	$52	$7	$(18)	$(10)	$(18)	$(795)

Market Risk Sensitivity – Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  In December 2008, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan; the fair value of the cross currency basis swap was not material at December 31, 2008.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk – FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2008 and 2007, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total
	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group
					(millions)

December 31, 2007	$-	$6	$6	$51	$31	$37	$51	$28	$39
December 31, 2008	$-	$5	$5	$86	$54	$31	$86	$58	$30

Average for the period ended December 31, 2008	$-	$4	$4	$82	$50	$35	$82	$48	$36
____________________
(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest rate risk – FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and other investments.  FPL Group and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	December 31, 2008			December 31, 2007
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
FPL Group:
Fixed income securities:
Other current assets	$8	$8	(a)	$3	$3	(a)
Special use funds	$1,867	$1,867	(a)	$2,025	$2,025	(a)
Other investments	$97	$97	(a)	$108	$108	(a)
Long-term debt, including current maturities	$15,221	$15,152	(b)	$12,681	$12,642	(b)
Interest rate swaps – net unrealized losses	$(78)	$(78	)(c)	$(28)	$(28	)(c)

FPL:
Fixed income securities – special use funds	$1,510	$1,510	(a)	$1,436	$1,436	(a)
Long-term debt, including current maturities	$5,574	$5,652	(b)	$5,217	$5,185	(b)
____________________
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Based on market prices modeled internally.

The special use funds of FPL Group and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  At FPL, adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2014 (2032 at FPL).

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2008, the estimated fair value for FPL Group interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge – FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$21
Cash flow hedges – NextEra Energy Resources:
$61	December 2003	December 2017	4.245%	Variable	(b)	(5)
$20	April 2004	December 2017	3.845%	Variable	(b)	(1)
$189	December 2005	November 2019	4.905%	Variable	(b)	(23)
$480	January 2007	January 2022	5.390%	Variable	(c)	(65)
$160	January 2008	September 2011	3.2050%	Variable	(b)	(5)
Total cash flow hedges						(99)
Total interest rate hedges						$(78)
____________________
(a)	Three-month LIBOR plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $671 million ($304 million for FPL) at December 31, 2008.

Equity price risk – Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,080 million and $1,456 million ($648 million and $1,063 million for FPL) at December 31, 2008 and 2007, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $108 million ($65 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at December 31, 2008.

Credit risk – For all derivative and contractual transactions, FPL Group's energy marketing and trading operations, which includes FPL's energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Relevant considerations when assessing FPL Group's energy marketing and trading operations' credit risk exposure include:

•	Operations are primarily concentrated in the energy industry.

•
Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the United States.

•	Overall credit risk is managed through established credit policies.

•
Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of margin cash collateral.

•
The use of master netting agreements to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  FPL Group's policy is to have master netting agreements in place with significant counterparties.

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2008, approximately 92% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity – Market Risk Sensitivity.

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

To aid in carrying out this responsibility, we, along with all other members of management, maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived.  In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of FPL Group and FPL and their subsidiaries are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements.  In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties.  Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

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

Management assessed the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework.  Based on this assessment, management believes that FPL Group's and FPL's internal control over financial reporting was effective as of December 31, 2008.

FPL Group's and FPL's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on FPL Group's and FPL's consolidated financial statements and an opinion on FPL Group's and FPL's internal control over financial reporting.  Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions.  These reports appear on the following pages.

LEWIS HAY, III	ARMANDO PIMENTEL, JR.
Lewis Hay, III Chairman and Chief Executive Officer of FPL Group and Chairman of FPL	Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer of FPL Group and FPL

ARMANDO J. OLIVERA	K. MICHAEL DAVIS
Armando J. Olivera President and Chief Executive Officer of FPL	K. Michael Davis Controller and Chief Accounting Officer of FPL Group and Vice President, Accounting and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  FPL Group, Inc. and Florida Power & Light Company:

We have audited the internal control over financial reporting of FPL Group, Inc. and subsidiaries (FPL Group) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  FPL Group's and FPL's management are responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on FPL Group's and FPL's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FPL Group and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of FPL Group and FPL and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  FPL Group, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries (FPL Group) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2008 and 2007, and the related consolidated statements of income, of FPL Group's common shareholders' equity, of FPL's common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the respective company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group and of FPL at December 31, 2008 and 2007, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FPL Group's and FPL's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on FPL Group's and FPL's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 26, 2009

FPL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

OPERATING REVENUES	$16,410	$15,263	$15,710

OPERATING EXPENSES
Fuel, purchased power and interchange	8,412	8,192	8,943
Other operations and maintenance	2,527	2,314	2,022
Impairment charges	-	4	105
Disallowed storm costs	-	-	52
Storm cost amortization	64	74	151
Merger-related	-	-	23
Depreciation and amortization	1,378	1,261	1,185
Taxes other than income taxes	1,204	1,135	1,132
Total operating expenses	13,585	12,980	13,613

OPERATING INCOME	2,825	2,283	2,097

OTHER INCOME (DEDUCTIONS)
Interest expense	(813)	(762)	(706)
Equity in earnings of equity method investees	93	68	181
Gains on disposal of assets – net	18	2	29
Allowance for equity funds used during construction	35	23	21
Interest income	72	89	62
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(148)	(10)	(2)
Other – net	7	(13)	(4)
Total other deductions – net	(736)	(603)	(419)

INCOME BEFORE INCOME TAXES	2,089	1,680	1,678

INCOME TAXES	450	368	397

NET INCOME	$1,639	$1,312	$1,281

Earnings per share of common stock:
Basic	$4.10	$3.30	$3.25
Assuming dilution	$4.07	$3.27	$3.23

Dividends per share of common stock	$1.78	$1.64	$1.50

Weighted-average number of common shares outstanding:
Basic	400.1	397.7	393.5
Assuming dilution	402.7	400.6	396.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2008	2007
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$41,638	$38,231
Nuclear fuel	1,260	1,096
Construction work in progress	2,630	1,713
Less accumulated depreciation and amortization	(13,117)	(12,388)
Total property, plant and equipment – net	32,411	28,652

CURRENT ASSETS
Cash and cash equivalents	535	290
Customer receivables, net of allowances of $29 and $24, respectively	1,443	1,496
Other receivables, net of allowances of $2 and $8, respectively	264	225
Materials, supplies and fossil fuel inventory – at average cost	968	857
Regulatory assets:
Deferred clause and franchise expenses	248	103
Securitized storm-recovery costs	64	59
Derivatives	1,109	117
Pension	19	-
Other	4	2
Derivatives	433	182
Other	305	448
Total current assets	5,392	3,779

OTHER ASSETS
Special use funds	2,947	3,482
Prepaid benefit costs	914	1,911
Other investments	923	391
Regulatory assets:
Securitized storm-recovery costs	697	756
Deferred clause expenses	79	121
Pension	100	-
Unamortized loss on reacquired debt	32	36
Other	138	95
Other	1,188	900
Total other assets	7,018	7,692

TOTAL ASSETS	$44,821	$40,123

CAPITALIZATION
Common shareholders' equity	$11,681	$10,735
Long-term debt	13,833	11,280
Total capitalization	25,514	22,015

CURRENT LIABILITIES
Commercial paper	1,835	1,017
Notes payable	30	-
Current maturities of long-term debt	1,388	1,401
Accounts payable	1,062	1,204
Customer deposits	575	539
Accrued interest and taxes	374	351
Regulatory liabilities:
Deferred clause and franchise revenues	11	18
Pension	-	24
Derivatives	1,300	289
Other	1,114	915
Total current liabilities	7,689	5,758

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,283	2,157
Accumulated deferred income taxes	4,231	3,821
Regulatory liabilities:
Accrued asset removal costs	2,142	2,098
Asset retirement obligation regulatory expense difference	520	921
Pension	-	696
Other	218	236
Derivatives	218	351
Other	2,006	2,070
Total other liabilities and deferred credits	11,618	12,350

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$44,821	$40,123

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,639	$1,312	$1,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,378	1,261	1,143
Nuclear fuel amortization	201	144	127
Impairment charges	-	4	105
Recoverable storm-related costs of FPL	17	(3)	(364)
Storm cost amortization	64	74	151
Unrealized (gains) losses on marked to market energy contracts	(337)	134	(173)
Deferred income taxes	569	402	393
Cost recovery clauses and franchise fees	(111)	(75)	940
Change in prepaid option premiums and derivative settlements	(12)	159	(66)
Equity in earnings of equity method investees	(93)	(68)	(181)
Distributions of earnings from equity method investees	124	175	104
Changes in operating assets and liabilities:
Customer receivables	49	(216)	(215)
Other receivables	(26)	(14)	62
Material, supplies and fossil fuel inventory	(106)	(14)	(203)
Other current assets	(31)	(14)	8
Other assets	(166)	(100)	(142)
Accounts payable	(120)	63	(202)
Customer deposits	37	29	76
Margin cash collateral	49	86	(546)
Income taxes	(17)	(75)	(46)
Interest and other taxes	30	49	49
Other current liabilities	189	113	50
Other liabilities	(61)	(52)	32
Other – net	137	219	115
Net cash provided by operating activities	3,403	3,593	2,498

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,234)	(1,826)	(1,763)
Independent power investments	(2,715)	(2,852)	(1,701)
Nuclear fuel purchases	(247)	(310)	(212)
Other capital expenditures	(40)	(31)	(63)
Sale of independent power investments	25	700	20
Loan repayments and capital distributions from equity method investees	-	11	-
Proceeds from sale of securities in special use funds	2,235	2,211	3,135
Purchases of securities in special use funds	(2,315)	(2,440)	(3,217)
Proceeds from sale of other securities	28	138	96
Purchases of other securities	(84)	(156)	(109)
Funding of loan	(500)	-	-
Other – net	39	(23)	7
Net cash used in investing activities	(5,808)	(4,578)	(3,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,827	3,199	3,408
Retirements of long-term debt	(1,358)	(1,866)	(1,665)
Proceeds from purchased Corporate Units	-	-	210
Payments to terminate Corporate Units	-	-	(258)
Net change in short-term debt	848	(80)	(62)
Issuances of common stock	41	46	333
Dividends on common stock	(714)	(654)	(593)
Change in funds held for storm-recovery bond payments	-	(42)	-
Other – net	6	52	26
Net cash provided by financing activities	2,650	655	1,399

Net increase (decrease) in cash and cash equivalents	245	(330)	90
Cash and cash equivalents at beginning of year	290	620	530
Cash and cash equivalents at end of year	$535	$290	$620

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$764	$686	$648
Cash paid for income taxes – net	$4	$46	$30

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt in connection with the purchase of independent power project	$31	$55	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(millions)

	Common Stock (a)			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss) (b)	Retained Earnings	Common Shareholders' Equity
	Shares		Aggregate Par Value

Balances, December 31, 2005	395		$4	$4,322	$(140)	$(193)	$4,568	$8,561
Net income	-		-	-	-	-	1,281
Issuances of common stock, net of issuance cost of less than $1	9		-	307	4	-	-
Exercise of stock options and other incentive plan activity	1		-	64	-	-	-
Dividends on common stock	-		-	-	-	-	(593)
Earned compensation under ESOP	-		-	21	11	-	-
Termination of Corporate Units, net of tax benefit of $15	-		-	(33)	-	-	-
Other comprehensive income	-		-	-	-	210	-
Implementation of FAS 158	-		-	-	-	98	-
Other	-		-	(1)	-	-	-
Balances, December 31, 2006	405	(c)	4	4,680	(125)	115	5,256	$9,930
Net income	-		-	-	-	-	1,312
Issuances of common stock, net of issuance cost of less than $1	1		-	33	3	-	-
Exercise of stock options and other incentive plan activity	1		-	59	-	-	-
Dividends on common stock	-		-	-	-	-	(654)
Earned compensation under ESOP	-		-	27	8	-	-
Other comprehensive loss	-		-	-	-	(44)	-
Defined benefit pension and other benefits plans	-		-	-	-	45	-
Implementation of FIN 48	-		-	(15)	-	-	31
Balances, December 31, 2007	407	(c)	4	4,784	(114)	116	5,945	$10,735
Net income	-		-	-	-	-	1,639
Issuances of common stock, net of issuance cost of less than $1	1		-	38	4	-	-
Exercise of stock options and other incentive plan activity	1		-	53	-	-	-
Dividends on common stock	-		-	-	-	-	(714)
Earned compensation under ESOP	-		-	30	10	-	-
Other comprehensive income	-		-	-	-	40	-
Defined benefit pension and other benefits plans	-		-	-	-	(167)	-
Implementation of FAS 158 & FAS 159	-		-	-	-	(2)	15
Balances, December 31, 2008	409	(c)	$4	$4,905	$(100)	$(13)	$6,885	$11,681
____________________
(a)	$0.01 par value, authorized – 800,000,000 shares; outstanding shares 408,915,305, 407,344,972 and 405,404,438 at December 31, 2008, 2007 and 2006, respectively.
(b)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $1,512 million, $1,313 million and $1,491 million for 2008, 2007 and 2006, respectively.
(c)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled approximately 7 million, 8 million and 9 million at December 31, 2008, 2007 and 2006, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2008	2007	2006

OPERATING REVENUES	$11,649	$11,622	$11,988

OPERATING EXPENSES
Fuel, purchased power and interchange	6,749	6,726	7,116
Other operations and maintenance	1,438	1,454	1,374
Disallowed storm costs	-	-	52
Storm cost amortization	64	74	151
Depreciation and amortization	796	773	787
Taxes other than income taxes	1,073	1,032	1,045
Total operating expenses	10,120	10,059	10,525

OPERATING INCOME	1,529	1,563	1,463

OTHER INCOME (DEDUCTIONS)
Interest expense	(334)	(304)	(278)
Allowance for equity funds used during construction	35	23	21
Interest income	11	17	30
Other – net	(9)	(12)	(10)
Total other deductions – net	(297)	(276)	(237)

INCOME BEFORE INCOME TAXES	1,232	1,287	1,226

INCOME TAXES	443	451	424

NET INCOME	$789	$836	$802

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2008	2007
ELECTRIC UTILITY PLANT
Plant in service	$26,497	$25,585
Nuclear fuel	613	565
Construction work in progress	1,862	1,101
Less accumulated depreciation and amortization	(10,189)	(10,081)
Electric utility plant – net	18,783	17,170

CURRENT ASSETS
Cash and cash equivalents	120	63
Customer receivables, net of allowances of $19 and $13, respectively	796	807
Other receivables, net of allowances of $1 and $1, respectively	143	178
Materials, supplies and fossil fuel inventory – at average cost	563	583
Regulatory assets:
Deferred clause and franchise expenses	248	103
Securitized storm-recovery costs	64	59
Derivatives	1,109	117
Derivatives	4	83
Other	125	260
Total current assets	3,172	2,253

OTHER ASSETS
Special use funds	2,158	2,499
Prepaid benefit costs	968	907
Regulatory assets:
Securitized storm-recovery costs	697	756
Deferred clause expenses	79	121
Unamortized loss on reacquired debt	32	36
Other	133	72
Other	153	230
Total other assets	4,220	4,621

TOTAL ASSETS	$26,175	$24,044

CAPITALIZATION
Common shareholder's equity	$8,089	$7,275
Long-term debt	5,311	4,976
Total capitalization	13,400	12,251

CURRENT LIABILITIES
Commercial paper	773	842
Current maturities of long-term debt	263	241
Accounts payable	645	706
Customer deposits	570	531
Accrued interest and taxes	449	225
Regulatory liabilities – deferred clause and franchise revenues	11	18
Derivatives	1,114	182
Other	598	531
Total current liabilities	4,423	3,276

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,743	1,653
Accumulated deferred income taxes	3,105	2,716
Regulatory liabilities:
Accrued asset removal costs	2,142	2,098
Asset retirement obligation regulatory expense difference	520	921
Other	218	235
Other	624	894
Total other liabilities and deferred credits	8,352	8,517

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$26,175	$24,044

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$789	$836	$802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	796	773	745
Nuclear fuel amortization	106	83	89
Recoverable storm-related costs	17	(3)	(364)
Storm cost amortization	64	74	151
Deferred income taxes	307	346	27
Cost recovery clauses and franchise fees	(111)	(75)	940
Change in prepaid option premiums and derivative settlements	3	142	(73)
Changes in operating assets and liabilities:
Customer receivables	11	65	(219)
Other receivables	(11)	(32)	40
Material, supplies and fossil fuel inventory	20	(25)	(110)
Other current assets	(19)	(12)	9
Other assets	(96)	(50)	(83)
Accounts payable	(71)	(80)	(124)
Customer deposits	39	31	77
Margin cash collateral	26	75	(485)
Income taxes	175	(138)	157
Interest and other taxes	9	26	24
Other current liabilities	138	41	16
Other liabilities	(19)	(2)	10
Other – net	7	88	39
Net cash provided by operating activities	2,180	2,163	1,668

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,234)	(1,826)	(1,763)
Nuclear fuel purchases	(133)	(181)	(105)
Proceeds from sale of securities in special use funds	1,454	1,978	2,673
Purchases of securities in special use funds	(1,512)	(2,186)	(2,738)
Other – net	(2)	1	-
Net cash used in investing activities	(2,427)	(2,214)	(1,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	589	1,230	937
Retirements of long-term debt	(241)	(250)	(135)
Net change in short-term debt	(69)	212	(529)
Capital contribution from FPL Group	75	-	-
Dividends	(50)	(1,100)	-
Change in funds held for storm-recovery bond payments	-	(42)	-
Net cash provided by financing activities	304	50	273

Net increase (decrease) in cash and cash equivalents	57	(1)	8
Cash and cash equivalents at beginning of year	63	64	56
Cash and cash equivalents at end of year	$120	$63	$64

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$320	$267	$257
Cash paid (received) for income taxes – net	$(11)	$246	$339

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY (a)
(millions)

	Common Stock (b)	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2005	$1,373	$4,318	$1,046	$6,737
Net income	-	-	802
Balances, December 31, 2006	1,373	4,318	1,848	$7,539
Net income	-	-	836
Dividends to FPL Group	-	-	(1,100)
Balances, December 31, 2007	1,373	4,318	1,584	$7,275
Net income	-	-	789
Capital contributions from FPL Group	-	75	-
Dividends to FPL Group	-	-	(50)
Balances, December 31, 2008	$1,373	$4,393	$2,323	$8,089
____________________
(a)	FPL's comprehensive income is the same as reported net income.
(b)	Common stock, no par value, 1,000 shares authorized, issued and outstanding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation – FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary NextEra Energy Resources, LLC (NextEra Energy Resources) formerly known as FPL Energy, LLC.  FPL, a rate-regulated public utility, supplies electric service to approximately 4.5 million customer accounts throughout most of the east and lower west coasts of Florida.  NextEra Energy Resources invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

The consolidated financial statements of FPL Group and FPL include the accounts of their respective majority-owned and controlled subsidiaries.  In September 2007, NextEra Energy Resources acquired Point Beach Nuclear Power Plant (Point Beach), a two-unit, 1,023 megawatt (mw) nuclear facility located in Wisconsin.  Since the date of acquisition, Point Beach's results have been included in FPL Group's consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.  The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

Regulation – FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).  Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital.  As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation."  FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Beginning in 2009, pre-construction costs and carrying charges on construction costs for new nuclear capacity and costs incurred for FPL's proposed solar generating facilities will also be recovered through cost recovery clauses.  Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery.  Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.  Although clause revenues and expenses do not significantly affect net income, the underrecoveries or overrecoveries can significantly affect FPL Group's and FPL's operating cash flows.

In 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  In December 2008, the FPSC approved the recovery of approximately $34 million in pre-construction costs associated with these units over a five-year period beginning January 2010.  At December 31, 2008 and 2007, these costs are reflected in regulatory assets - other and other assets, respectively, on FPL Group's and FPL's consolidated balance sheets.

If FPL were no longer subject to cost-based rate regulation, the regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  The continued applicability of FAS 71 is assessed at each reporting period.

Revenues and Rates – FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables and amounted to approximately $114 million and $119 million at December 31, 2008 and 2007, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees, gross receipts taxes and surcharges related to the recovery of storm restoration costs associated with hurricanes and storm-recovery bonds (see Note 9 - FPL).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income and were approximately $781 million, $755 million and $773 million in 2008, 2007 and 2006, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group's and FPL's consolidated balance sheets.

In 2005, the FPSC approved a stipulation and settlement agreement regarding FPL's retail base rates (2005 rate agreement), signed by FPL and all of the interveners in its 2005 base rate proceeding.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009; thereafter, it shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates increased approximately $86 million in 2007 when a 1,144 mw natural gas-fired plant at FPL's Turkey Point site (Turkey Point Unit No. 5) was placed in service on May 1, 2007.  As approved by the FPSC, FPL's retail base revenues will increase in 2009 when two natural gas-fired combined-cycle units (West County Energy Center Units Nos. 1 and 2), each with approximately 1,220 mw of net generating capacity, are placed in service, which is expected to occur by the third quarter of 2009 and fourth quarter of 2009.  The 2005 rate agreement also has a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap are established by increasing the prior year's threshold and cap by the sum of the following:  (i) the average annual growth rate in retail kilowatt-hour (kwh) sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.  The revenue sharing threshold and cap for 2009 are estimated to be $4,534 million and $4,713 million, respectively.

Under the 2005 rate agreement, the accrual for the refund associated with the revenue sharing mechanism is required to be computed monthly for each twelve-month period of the rate agreement.  At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the thresholds will be exceeded.  If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest.  In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount.  Under the 2005 rate agreement, the annual refund (including interest) is required to be paid to customers as a credit to their February electric bill.  For the years ended December 31, 2008, 2007 and 2006, there were no refunds due to customers.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates are based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually, (ii) FPL has the ability to recover prudently incurred storm restoration costs, either through securitization provisions pursuant to the Florida Statutes or through surcharges, and (iii) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

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

In November 2008, FPL notified the FPSC that it intends to initiate a base rate proceeding in March 2009.  In the notification, FPL stated that it expects to request an $800 million to $950 million annual increase in base rates beginning on January 1, 2010 and an additional annual base rate increase beginning on January 1, 2011.  These amounts exclude the effects of depreciation, which depend in part on the results of a detailed depreciation study that FPL is currently finalizing.  Further, FPL expects to request that the FPSC continue to allow FPL to use the mechanism for recovery of the revenue requirements of any new power plant approved pursuant to the Siting Act that was established in FPL's 2005 rate agreement.  Hearings on the base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates that are different from those that FPL will request.

NextEra Energy Resources' revenue is recorded as electricity is delivered, which is when revenue is earned.  NextEra Energy Resources' retail energy business records unbilled revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled revenues are included in customer receivables and amounted to approximately $41 million and $26 million at December 31, 2008 and 2007, respectively.

Electric Plant, Depreciation and Amortization – The cost of additions to units of property of FPL and NextEra Energy Resources is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2008, the electric generating, transmission, distribution and general facilities of FPL represented approximately 45%, 13%, 38% and 4%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of NextEra Energy Resources' generating facilities are encumbered by liens against their assets securing various financings.  The net book value of NextEra Energy Resources' assets serving as collateral was approximately $5.3 billion at December 31, 2008.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs).  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years.  Pursuant to the 2005 rate agreement, FPL implemented new depreciation rates on January 1, 2006 based on depreciation studies filed with the FPSC in March 2005.  Under the 2005 rate agreement (see Revenues and Rates), FPL reduced depreciation by $125 million annually in 2008, 2007 and 2006.  The weighted annual composite depreciation rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.6%, 3.6% and 3.7% for 2008, 2007 and 2006, respectively.  NextEra Energy Resources' electric plants in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives.  NextEra Energy Resources' effective depreciation rates, excluding decommissioning, were 4.3%, 4.4% and 4.1% for 2008, 2007 and 2006, respectively.

Nuclear Fuel – FPL leases nuclear fuel for all four of its nuclear units.  FPL Group and FPL consolidate the lessor entity in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," as revised (FIN 46(R)).  See Note 9 – FPL.

NextEra Energy Resources' nuclear units have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel.  See Note 15 – Contracts.  NextEra Energy Resources' nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity – Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2008, 2007 and 2006, AFUDC was capitalized at a rate of 7.65%, 7.42% and 7.42%, respectively, and amounted to approximately $53 million, $36 million and $32 million, respectively.  See Note 15 – Commitments.

FPL's construction work in progress includes construction materials, progress payments on major equipment contracts, third party engineering costs, AFUDC and other costs directly associated with the construction of various projects.  Upon completion of the projects, these costs are transferred to electric utility plant in service.  At December 31, 2008 and 2007, FPL recorded approximately $194 million and $188 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's and FPL's consolidated balance sheets.

NextEra Energy Resources capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant.  At December 31, 2008 and 2007, NextEra Energy Resources' capitalized development costs totaled approximately $40 million and $26 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets.  These costs include land rights and other third party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when recoverability is no longer probable.

NextEra Energy Resources' construction work in progress includes construction materials, prepayments on turbine generators, third party engineering costs, capitalized interest and other costs directly associated with the construction and development of the project.  Interest capitalized on construction projects amounted to $55 million, $39 million and $17 million during 2008, 2007 and 2006, respectively.  NextEra Energy Resources' interest expense is based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric utility plant in service and other property.  At December 31, 2008 and 2007, NextEra Energy Resources recorded approximately $74 million and $106 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's consolidated balance sheets.

Asset Retirement Obligations – FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations."  See Note 14.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs – The components of FPL Group's and FPL's decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil Dismantlement				Interim Removal Costs and Other				NextEra Energy Resources		FPL Group
	December 31,				December 31,				December 31,				December 31,		December 31,
	2008		2007		2008		2007		2008		2007		2008	2007	2008	2007
	(millions)

AROs	$1,713		$1,624		$26		$24		$4		$5		$540	$504	$2,283	$2,157
Less capitalized ARO asset net of accumulated depreciation	52		54		8		8		1		-		-	-	61	62
Accrued asset removal costs (a)	176		201		306		285		1,660		1,612		-	-	2,142	2,098
Asset retirement obligation regulatory expense difference (a)	495		887		25		34		-		-		-	-	520	921
Accrued decommissioning, dismantlement and other accrued asset removal costs	$2,332	(b)	$2,658	(b)	$349	(b)	$335	(b)	$1,663	(b)	$1,617	(b)	$540	$504	$4,884	$5,114
____________________
(a)	Regulatory liability on FPL Group's and FPL's consolidated balance sheets.
(b)	Represents total amount accrued for ratemaking purposes.

FPL – For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear and fossil plants over the expected service life of each unit based on nuclear decommissioning and fossil dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with FAS 143 and FIN 47.  Any differences between expense recognized under FAS 143 and FIN 47 and the amount recoverable through rates are reported as a regulatory liability in accordance with FAS 71.  See Electric Plant, Depreciation and Amortization and Note 14.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2005.  These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be approximately $10.9 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2008 dollars, is estimated by the studies to aggregate $2.3 billion.

During 2008, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $89 million related to ARO accretion expense, approximately $2 million related to depreciation of the capitalized ARO asset and approximately $91 million to adjust the total accrual to reflect the suspension of an annual decommissioning accrual by the FPSC effective in 2005.  During 2007, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $84 million related to ARO accretion expense, approximately $2 million related to depreciation of the capitalized ARO asset and approximately $86 million to adjust the total accrual to reflect the suspension of the annual decommissioning accrual.  During 2006, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $80 million related to ARO accretion expense, approximately $2 million related to depreciation of the capitalized ARO asset and approximately $82 million to adjust the total accrual to reflect the suspension of the annual decommissioning accrual.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on FPL Group's and FPL's consolidated balance sheets.  Consistent with regulatory treatment, marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value with market adjustments, including any other-than-temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.  See Note 10.  Contributions to the funds were suspended in 2005.  Fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income/loss and an offset is recorded to reflect a corresponding increase/decrease in the related regulatory liability accounts.  As a result, there is no effect on net income.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

FPL's latest fossil fuel plant dismantlement studies became effective January 1, 2007 and indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $707 million.  FPL's next fossil fuel plant dismantlement study is required to be filed with the FPSC concurrently with its next depreciation study in March 2009.  During 2008, with respect to costs associated with fossil dismantlement, FPL recognized approximately $2 million related to ARO accretion expense and depreciation of the capitalized ARO asset and approximately $13 million related to the non-legal obligation included in accrued asset removal costs, which equaled the $15 million accrual approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2007, with respect to costs associated with fossil dismantlement, FPL recognized approximately $2 million related to ARO accretion expense and depreciation of the capitalized ARO asset, approximately $14 million related to the non-legal obligation included in accrued asset removal costs and approximately $1 million credit to adjust the total accrual to the $15 million approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2006, with respect to costs associated with fossil dismantlement, FPL recognized approximately $1 million related to ARO accretion expense and depreciation of the capitalized ARO asset, approximately $17 million related to the non-legal obligation included in accrued asset removal costs and approximately $1 million to adjust the total accrual to the $19 million approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).

NextEra Energy Resources – NextEra Energy Resources records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach in accordance with FAS 143 and FIN 47.  See Note 14.  At December 31, 2008 and 2007, NextEra Energy Resources' ARO related to nuclear decommissioning totaled approximately $487 million and $456 million, respectively, and was determined using various internal and external data.  NextEra Energy Resources' portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage, is approximately $6.6 billion, or $1.4 billion expressed in 2008 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.

Seabrook's decommissioning funding plan is based on a comprehensive nuclear decommissioning study filed with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 2007 and is effective for four years.  There are ongoing minimum decommissioning funding requirements for Duane Arnold and Point Beach with the U.S. Nuclear Regulatory Commission (NRC), which NextEra Energy Resources either meets or intends to meet in the form of a guarantee for each plant.  NextEra Energy Resources' portion of Seabrook's, Duane Arnold's and Point Beach's restricted trust funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on FPL Group's consolidated balance sheets.  Marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value.  Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other-than-temporary, which are recognized as an expense in FPL Group's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  See Note 10.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs – FPL uses the accrue-in-advance method for recognizing costs associated with planned major maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability.  NextEra Energy Resources uses the deferral method to account for certain planned major maintenance costs.

FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for nuclear maintenance costs at December 31, 2008 and 2007 totaled approximately $58 million and $39 million, respectively, and is included in regulatory liabilities – other.  For the years ended December 31, 2008, 2007 and 2006, FPL recognized approximately $75 million, $77 million and $72 million, respectively, in nuclear maintenance costs which are included in O&M expenses in FPL Group's and FPL's consolidated statements of income.

NextEra Energy Resources' major maintenance costs for its combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.  NextEra Energy Resources' major maintenance costs for its nuclear generating units are capitalized and amortized on a straight-line basis over the period from the end of the last outage to the beginning of the next planned outage.  NextEra Energy Resources' deferred major maintenance costs, net of accumulated amortization, totaled approximately $81 million and $47 million at December 31, 2008 and 2007, respectively, and are included in other assets.  For the years ended December 31, 2008, 2007 and 2006, NextEra Energy Resources recognized approximately $57 million, $43 million and $49 million in major maintenance costs which are included in O&M expenses in FPL Group's consolidated statements of income.

Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash – At December 31, 2008 and 2007, FPL Group had approximately $140 million ($40 million for FPL) and $146 million ($58 million for FPL), respectively, of restricted cash included in other current assets on FPL Group's and FPL's consolidated balance sheets, essentially all of which is restricted for margin cash collateral, debt service and escrow payments.  Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments.  See Note 3.

Allowance for Doubtful Accounts – FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous five months of revenue.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  NextEra Energy Resources regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail energy business and, when necessary, using the specific identification method for all other receivables.

Inventory – FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  NextEra Energy Resources' materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered with a normal profit upon sale in the ordinary course of business.

Energy Trading – FPL Group provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at market value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 3.

Impairment of Long-Lived Assets – FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  See Note 5.

Goodwill and Other Intangible Assets – FPL Group's goodwill and other intangible assets are as follows:

	Weighted Average Useful Lives (Years)	December 31,

		2008	2007
		(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		38	17
Total goodwill		$110	$89

Other intangible assets:
Purchase power agreements	17	$70	$68
Customer lists	8	28	28
Other, primarily transmission and land rights, permits and licenses	28	105	87
Total		203	183
Less accumulated amortization		65	51
Total other intangible assets – net		$138	$132

NextEra Energy Resources has recorded goodwill in its merchant reporting unit related to the acquisition of Gexa Corp. in 2005 and in its wind reporting unit related to the acquisition of a wind modeling and analysis business in 2006 and two Canadian wind projects in 2008.  The acquisitions were accounted for using the purchase method of accounting.  NextEra Energy Resources' other intangible assets are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2008, 2007 and 2006, amortization expense was approximately $13 million, $12 million and $12 million, respectively, and is expected to be approximately $13 million, $12 million, $11 million, $10 million and $7 million for 2009, 2010, 2011, 2012 and 2013, respectively.

NextEra Energy Resources' goodwill and other intangible assets are included in other assets on FPL Group's consolidated balance sheets.  In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill is assessed for impairment at least annually by applying a fair value-based test.  Other intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows in accordance with FAS 144.

Stock-Based Compensation – FPL Group accounts for share-based payment transactions based on grant-date fair value in accordance with FAS 123(R), "Share-Based Payment."  See Note 12 – Stock-Based Compensation.

Retirement of Long-Term Debt – Gains and losses that result from differences in FPL's reacquisition cost and the book value of long-term debt which is retired are deferred and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process.  FPL Group Capital Inc (FPL Group Capital) recognizes such differences as other income (deductions) at time of retirement.

Income Taxes – Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between FPL Group and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or detriments are recorded at the corporate level.  Included in other regulatory assets on FPL Group's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules.  This amount totaled $92 million and $61 million at December 31, 2008 and 2007, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.  Investment tax credits (ITCs) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  At December 31, 2008 and 2007, deferred ITCs were approximately $16 million and $31 million, respectively, and are included in other regulatory liabilities on FPL Group's and FPL's consolidated balance sheets.  NextEra Energy Resources recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.  Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes.  PTCs generated by certain wind operations of NextEra Energy Resources are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  All tax positions taken by FPL Group in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold established under FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  See Note 6.

Guarantees – FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  See Note 15 – Commitments.

Variable Interest Entities (VIEs) – FIN 46(R) requires FPL Group and FPL to assess the variable interests they hold and determine if those entities are VIEs.  See Note 9.

2.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan – FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries, including Point Beach since September 2007.  FPL Group allocates net periodic pension benefit income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  FPL Group allocates net periodic SERP benefit costs to its subsidiaries based upon actuarial calculations by participant.  The impact of this SERP component is included within pension benefits in the following tables, and was not material to FPL Group's financial statements for the years ended December 31, 2008, 2007 and 2006.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  FPL Group allocates other benefits net periodic benefit costs to its subsidiaries based upon the number of eligible employees at each subsidiary.

Implementation of FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" – FPL Group adopted the recognition and disclosure provisions of FAS 158 effective December 31, 2006 and the measurement date provisions of FAS 158 effective December 31, 2008.  Prior to 2008, FPL Group used a measurement date of September 30.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, FPL Group elected to calculate the net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008 using the September 30, 2007 measurement date.  Upon adoption of the measurement date provisions, FPL Group recorded an adjustment to increase 2008 beginning retained earnings by approximately $13 million representing three-fifteenths of net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008. Included in the adjustment to retained earnings is approximately $1 million related to the reduction in accumulated other comprehensive income (AOCI) and approximately $3 million related to the reduction in net regulatory liabilities.

Since FPL Group is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing all provisions of FAS 158 are reflected at FPL Group and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations related to the recognition provision of FAS 158 that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in AOCI were classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment.  In addition, adjustments to AOCI as a result of implementing the measurement date provisions of FAS 158 that were estimated to be allocable to FPL were recorded as an adjustment to the previously established regulatory assets and liabilities.

Plan Assets, Benefit Obligations and Funded Status – The changes in assets and benefit obligations of the plans and a reconciliation of the plans' funded status to the amounts on the consolidated balance sheets are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(millions)

Change in plan assets:
Fair value of plan assets at October 1 of prior year	$3,577	$3,243	$49	$48
Actual return on plan assets	(873)	445	(15)	6
Employer contributions (a)	-	-	35	27
Transfers for retiree medical expenses (b)	(54)	(26)	-	-
Acquisitions	-	33	-	-
Participant contributions	-	-	8	5
Benefit payments (a)	(147)	(118)	(48)	(37)
Fair value of plan assets at December 31, 2008 and September 30, 2007, respectively	$2,503	$3,577	$29	$49

Change in benefit obligation:
Obligation at October 1 of prior year	$1,652	$1,621	$406	$425
Service cost	67	50	7	5
Interest cost	127	94	31	24
Participant contributions	-	-	8	5
Plan amendments (c)	12	(1)	-	-
Acquisitions	-	42	-	5
Actuarial gains – net	(107)	(36)	(37)	(21)
Benefit payments	(147)	(118)	(48)	(37)
Obligation at December 31, 2008 and September 30, 2007, respectively (d)	$1,604	$1,652	$367	$406

Funded status at December 31, 2008 and September 30, 2007, respectively	$899	$1,925	$(338)	$(357)
Other	-	(28)	-	8
Prepaid (accrued) benefit cost at FPL Group at December 31	$899	$1,897	$(338)	$(349)
Prepaid (accrued) benefit cost at FPL at December 31	$961	$901	$(286)	$(286)
____________________
(a)
Employer contributions and benefits paid include only those amounts contributed directly to, or paid directly from, plan assets.  FPL's portion of contributions related to other benefits was $32 million and $25 million for the 2008 and 2007 plan years presented, respectively.

(b)
Represents amounts that were transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group pursuant to the provisions of the Internal Revenue Code (IRC).

(c)	Primarily relates to union negotiated credits, IRC transfers and various SERP amendments.
(d)
FPL Group's accumulated benefit obligation, which includes no assumption about future compensation levels, for its pension plans at December 31, 2008 and September 30, 2007 was $1,559 million and $1,601 million, respectively.

FPL Group's and FPL's prepaid (accrued) benefit cost shown above are included in the consolidated balance sheets as follows:

	FPL Group				FPL
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
				(millions)

Prepaid benefit costs	$914	$1,911	$-	$-	$968	$907	$-	$-
Accrued benefit cost included in other current liabilities	(1)	(1)	(29)	(30)	(1)	(1)	(24)	(25)
Accrued benefit cost included in other liabilities	(14)	(13)	(309)	(319)	(6)	(5)	(262)	(261)
Prepaid (accrued) benefit cost at December 31	$899	$1,897	$(338)	$(349)	$961	$901	$(286)	$(286)

FPL Group's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:

	Pension Benefits			Other Benefits
	2008		2007	2008		2007
			(millions)
Components of AOCI:
Unrecognized prior service benefit (cost) (net of $1 tax benefit in 2008)	$(1)		$1	$-		$-
Unrecognized transition obligation (net of $1 and $1 tax benefit, respectively)	-		-	(1)		(2)
Unrecognized gain (loss) (net of $17 tax benefit, $90 tax expense, none and $2 tax benefit, respectively)	(27)		142	4		2
Total	$(28	)(a)	$143	$3	(b)	$-
____________________
(a)	Approximately $7 million of gains and $1 million of prior service benefits will be reclassified into earnings within the next 12 months.
(b)	Approximately $1 million of transition obligations will be reclassified into earnings within the next 12 months.

FPL Group's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:

	Regulatory Assets (Liabilities) (Pension)			Regulatory Assets (SERP and Other)
	2008		2007	2008		2007
	(millions)

Unrecognized prior service (benefit) cost	$6		$(7)	$2		$2
Unrecognized transition obligation	-		-	11		14
Unrecognized (gain) loss	113		(714)	(4)		10
Total	$119	(a)	$(721)	$9	(b)	$26
____________________
(a)	Approximately $3 million of prior service benefits and $16 million of gains will be reclassified into earnings within the next 12 months.
(b)	Approximately $2 million of transition obligations will be reclassified into earnings within the next 12 months.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.90%	6.25%	6.90%	6.35%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

A 7.00% annual rate of increase in the per capita cost of covered medical benefits and a 9.00% annual rate of increase in the per capita cost of covered prescription drug benefits were assumed for 2009.  The rates are assumed to decrease gradually to 5.50% by 2015 for medical and prescription drug benefits, and remain at that level thereafter.  Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $5 million and $4 million, respectively, at December 31, 2008.

FPL Group's current investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

FPL Group's pension plan fund has a strategic asset allocation that currently targets a mix of 45% equity investments, 45% fixed income investments and 10% convertible bonds.  The fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles.  The pension fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt security commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

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

At December 31, 2008 and September 30, 2007, the asset allocation for FPL Group's pension and other benefits funds were as follows:

	Pension Fund		Other Benefits Fund
	2008	2007	2008	2007
Asset Category
Equity	11%	11%	-%	-%
Equity commingled vehicles	26	34	57	62
Debt securities	31	27	-	-
Debt security commingled vehicles	23	18	43	38
Convertible bonds	9	10	-	-
Total	100%	100%	100%	100%

Expected Cash Flows – FPL Group anticipates paying approximately $29 million for eligible retiree medical expenses on behalf of the other benefits plan during 2009 with substantially all amounts being reimbursed through a transfer of assets from the qualified pension plan.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:

	Pension Benefits	Other Benefits
	(millions)

2009	$150	$32
2010	$150	$31
2011	$155	$30
2012	$159	$28
2013	$161	$27
2014–2018	$783	$138

Net Periodic Cost – The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
			(millions)

Service cost	$54	$50	$51	$5	$5	$6
Interest cost	102	94	86	25	24	23
Expected return on plan assets	(240)	(221)	(213)	(3)	(3)	(3)
Amortization of transition obligation	-	-	-	4	4	4
Amortization of prior service benefit	(4)	(4)	(5)	-	-	-
Amortization of gains	(29)	(18)	(16)	-	-	-
Other	-	-	-	-	-	2
Net periodic benefit (income) cost at FPL Group	$(117)	$(99)	$(97)	$31	$30	$32
Net periodic benefit (income) cost at FPL	$(84)	$(76)	$(80)	$24	$25	$28

Other Comprehensive Income – The components of net periodic benefit income (cost) recognized in OCI for the plans are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
		(millions)
Prior service cost (net of $1 tax benefit for 2008)	$(2)	$-	$-	$-
Net gains (losses) (net of $102 tax benefit and $28 tax expense and $2 and $2 tax expense, respectively)	(162)	45	2	3
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of net gains (net of $3 and $2 tax benefit, respectively)	(5)	(2)	-	-
Amortization of transition obligation	-	-	1	-
Total	$(170)	$42	$3	$3

Regulatory Assets (Liabilities) – The components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (SERP and Other)
	2008	2007	2008	2007
	(millions)

Prior service cost	$9	$-	$-	$-
Unrecognized (gains) losses	801	(190)	(14)	(17)
Amortization of prior service benefit	3	3	-	-
Amortization of gains	21	14	-	-
Amortization of transition obligation	-	-	(3)	(3)
Total	$834	$(173)	$(17)	$(20)

The weighted-average assumptions used to determine net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	5.85%	5.50%	6.35%	5.90%	5.50%
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return (a)	7.75%	7.75%	7.75%	8.00%	8.00%	7.75%
____________________
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

Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have affected the total service and interest cost recognized at December 31, 2008 by less than $1 million.

Employee Contribution Plans – FPL Group offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  FPL Group makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $37 million, $35 million and $32 million for FPL Group ($28 million, $27 million and $26 million for FPL) for the years ended December 31, 2008, 2007 and 2006, respectively.  See Note 12 – Employee Stock Ownership Plan.

3.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the consolidated balance sheets as follows:

	FPL Group		FPL
	December 31,		December 31,
	2008	2007	2008		2007
	(millions)

Current derivative assets (a)	$433	$182	$4		$83
Noncurrent other assets	212	99	2		-
Current derivative liabilities (b)	(1,300)	(289)	(1,114)		(182)
Noncurrent derivative liabilities (c)	(218)	(351)	(1	) (d)	(5	) (d)
Total mark-to-market derivative instrument liabilities	$(873)	$(359)	$(1,109)		$(104)
____________________
(a)	At December 31, 2008 and 2007, FPL Group balances reflect the netting of $60 million and $4 million (none at FPL), respectively, in obligations to return margin cash collateral.
(b)	At December 31, 2008 and 2007, FPL Group balances reflect the netting of $33 million and $43 million (none and $16 million at FPL), respectively, in rights to reclaim margin cash collateral.
(c)	At December 31, 2008 and 2007, FPL Group balances reflect the netting of $25 million and $1 million (none at FPL), respectively, in rights to reclaim margin cash collateral.
(d)	Included in other liabilities on FPL's consolidated balance sheets.

At December 31, 2008 and 2007, FPL Group had approximately $66 million and $18 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the consolidated balance sheets.  Additionally, at December 31, 2008 and 2007, FPL Group had approximately $98 million and $57 million (none and $11 million at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the consolidated balance sheets.

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  While most of NextEra Energy Resources' derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At December 31, 2008, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period and amounted to $25 million, $3 million and $31 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's net unrealized mark-to-market gains (losses) on derivative transactions reflected in the consolidated statements of income for both consolidated subsidiaries and equity method investees are as follows:

	Years Ended December 31,
	2008	2007	2006
	(millions)

Consolidated subsidiaries	$337	$(134)	$173
Equity method investees	$(2)	$1	$(24)

4.  Fair Value Measurements

Effective January 1, 2008, FPL Group and FPL adopted FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures.  The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements, with the highest priority being quoted prices in active markets for identical assets or liabilities.  FAS 157 was effective January 1, 2008 for financial assets and liabilities and any other fair value measurements made on a recurring basis, and on January 1, 2009 for non-financial assets and liabilities that are not remeasured on a recurring basis.  The adoption of the recognition provisions of FAS 157 did not have a material effect on FPL Group's or FPL's financial statements.

FPL Group and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis.  Certain derivatives and financial instruments are valued using option pricing models and take into consideration multiple inputs including commodity prices, volatility factors and discount rates, as well as counterparty credit ratings and credit enhancements.  Additionally, when observable market data is not sufficient, valuation models are developed that incorporate FPL Group's and FPL's proprietary views of market factors and conditions.  FPL Group's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group	$109	$-		$-	$-	$109
FPL	$27	$-		$-	$-	$27
Other current assets:
FPL Group	$-	$17		$-	$-	$17
Special use funds:
FPL Group	$536	$2,411	(b)	$-	$-	$2,947
FPL	$149	$2,009	(b)	$-	$-	$2,158
Other investments:
FPL Group	$6	$101		$-	$-	$107
Net derivative assets (liabilities):
FPL Group	$(55)	$(1,227)		$404	$5	$(873	)(c)
FPL	$-	$(1,108)		$(1)	$-	$(1,109	)(c)
____________________
(a)	Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)
At FPL Group, approximately $712 million ($650 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(c)	See Note 3 for a reconciliation of net derivatives to FPL Group's and FPL's consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Year Ended December 31, 2008
	FPL Group	FPL
	(millions)

Fair value of derivatives based on significant unobservable inputs at January 1, 2008	$(127)	$(10)
Unrealized gains (losses):
Included in earnings (a)	196	(1)
Included in regulatory assets and liabilities	5	5
Settlements	152	4
Net transfers out	178	1
Fair value of derivatives based on significant unobservable inputs at December 31, 2008	$404	$(1)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date (a)	$410	$(1)
____________________
(a)	Amounts are reflected in operating revenues in the consolidated statements of income.

Effective January 1, 2008, a subsidiary of FPL Group Capital adopted FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for its investments in debt securities.  The fair values of these debt securities at December 31, 2008 and 2007 were approximately $105 million and $111 million, respectively, and are primarily included in other investments in FPL Group's consolidated balance sheets.  The adoption of FAS 159 did not have a material effect on FPL Group's financial statements.

5.  Restructuring and Impairment Charges

NextEra Energy Resources – During the fourth quarter of 2006, NextEra Energy Resources recorded an impairment charge of approximately $8 million ($4 million after-tax), related to a coal plant in California, the fair value of which was determined based on a discounted cash flow analysis.  The impairment charge was related to unfavorable market pricing and accelerated equipment deterioration due to a design flaw in the steam boiler and fluctuations in output requirements.

Corporate and Other – In 2007, as a result of an impending migration to a more efficient form of networking technology for FPL, FPL FiberNet, LLC (FPL FiberNet) performed an impairment analysis of existing assets used to provide long-haul services to FPL.  Due to the reduction in revenue associated with the significant change in the expected useful life of these assets, FPL FiberNet recorded an impairment charge of approximately $4 million ($2 million after-tax).

In 2006, as a result of significant changes in the business climate, FPL FiberNet performed an impairment analysis and concluded that an impairment charge related to its metropolitan (metro) market assets, primarily property, plant and equipment and inventory, was necessary.  The business climate changes included customer consolidations, migration to a more efficient form of networking technology and lack of future benefits to be achieved through competitive pricing, all of which had a negative impact on the value of FPL FiberNet's metro market assets.  While the metro market business was expected to continue to generate positive cash flows, management's expectation of the rate of future growth in cash flows was reduced as a result of these business climate changes.  Accordingly, FPL FiberNet recorded an impairment charge of approximately $98 million ($60 million after-tax) based on a discounted cash flow analysis.

6.  Income Taxes

The components of income taxes are as follows:

	FPL Group					FPL
	Years Ended December 31,					Years Ended December 31,
	2008		2007		2006	2008	2007	2006
Federal:	(millions)
Current	$(132	) (a)	$(35	) (a)	$4	$117	$98	$360
Deferred	557		356		376	274	302	12
Amortization of ITCs – FPL	(15)		(15)		(16)	(15)	(15)	(16)
Total federal	410		306		364	376	385	356
State:
Current	29	(a)	16	(a)	15	34	22	53
Deferred	11		46		18	33	44	15
Total state	40		62		33	67	66	68
Total income taxes	$450		$368		$397	$443	$451	$424
____________________
(a)	Includes FIN 48 income taxes.

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	FPL Group			FPL
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	1.3	2.4	1.3	3.5	3.4	3.6
Allowance for other funds used during construction	(0.6)	(0.6)	(0.5)	(1.1)	(0.8)	(0.7)
Amortization of ITCs – FPL	(0.7)	(0.9)	(0.9)	(1.2)	(1.2)	(1.3)
PTCs and ITCs – NextEra Energy Resources	(12.7)	(13.7)	(9.9)	-	-	-
Manufacturers' deduction	-	-	(0.6)	-	(0.1)	(1.0)
Amortization of deferred regulatory credit – income taxes	(0.2)	(0.2)	(0.3)	(0.3)	(0.3)	(0.4)
Other – net	(0.5)	(0.1)	(0.4)	-	(0.9)	(0.6)
Effective income tax rate	21.6%	21.9%	23.7%	35.9%	35.1%	34.6%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	FPL Group				FPL
	December 31,				December 31,
	2008		2007		2008	2007
	(millions)
Deferred tax liabilities:
Property-related	$5,650		$4,833		$3,687	$3,295
Investment-related	139		156		-	-
Pension	354		737		373	350
Regulatory asset - pension and other benefits	49		10		-	-
Deferred fuel costs	99		77		99	77
Storm reserve deficiency	312		321		312	321
Other	451		344		199	162
Total deferred tax liabilities	7,054		6,478		4,670	4,205

Deferred tax assets and valuation allowance:
Decommissioning reserves	297		289		297	289
Regulatory liability – pension and other benefits	-		278		-	-
Postretirement benefits	157		159		131	132
Net operating loss carryforwards	60		68		-	-
Tax credit carryforwards	899	(a)	509	(a)	-	-
ARO and accrued asset removal costs	874		837		776	752
Other	605		652		353	353
Valuation allowance (b)	(137)		(48)		-	-
Net deferred tax assets	2,755		2,744		1,557	1,526
Net accumulated deferred income taxes	$4,299		$3,734		$3,113	$2,679
____________________
(a)	Amount is presented net of $49 million and $149 million, respectively, of tax carryforwards that are available to offset the FPL Group FIN 48 liability.
(b)	Amount relates to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	FPL Group		FPL
	December 31,		December 31,
	2008	2007	2008	2007
		(millions)
Other current assets	$-	$87	$-	$37
Other current liabilities	68	-	8	-
Accumulated deferred income taxes	4,231	3,821	3,105	2,716
Net accumulated deferred income taxes	$4,299	$3,734	$3,113	$2,679

The components of FPL Group's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2008 are as follows:

	Amount		Expiration Dates
	(millions)

Net operating loss carryforwards – state	$60		2009–2028

Tax credit carryforwards:
Federal	$760	(a)	2024–2028
State	139		2009–2017
Net tax credit carryforwards	$899
____________________
(a)	Amount is presented net of $49 million of tax carryforwards that are available to offset the FIN 48 liability.

On January 1, 2007, FPL Group and FPL adopted FIN 48.  The interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of an entity's income tax positions.  The adoption of FIN 48 did not have a significant cumulative effect on FPL Group's and FPL's beginning retained earnings or other components of common shareholders' equity.  The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  Included in the liabilities for unrecognized tax benefits at December 31, 2008 is approximately $6 million at FPL Group ($1 million at FPL) that, if disallowed, could impact the annual effective income tax rate.

FPL Group recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment.  At December 31, 2008 and 2007, FPL Group accrued approximately $111 million and $91 million for net interest receivable ($23 million and $28 million for FPL), respectively.  For the years ended December 31, 2008 and 2007, FPL Group recorded $10 million and $24 million of interest, $14 million and $13 million of which was recognized as interest income in FPL Group's consolidated statements of income and $(4) million and $11 million, respectively, in regulatory liabilities on FPL Group's and FPL's consolidated balance sheets.

A reconciliation of unrecognized tax benefits is as follows:

	FPL Group		FPL
	2008	2007	2008	2007
	(millions)

Balance at beginning of year	$320	$316	$281	$274
Additions based on tax positions related to the current year	14	71	13	71
Reductions based on tax positions related to the current year	(44)	-	(44)	-
Additions for tax positions of the prior years	91	13	89	13
Reductions for tax positions of the prior years	(40)	(80)	(30)	(77)
Reductions relating to settlements with taxing authorities	(92)	-	(92)	-
Balance at end of year	249	320	217	281
Tax carryforwards, deposits and other receivables	(219)	(249)	(176)	-
Balance at end of year, net	$30	$71	$41	$281

FPL Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida.  FPL Group and FPL are effectively no longer subject to U.S. federal, state and local examinations by taxing authorities for years before 2000.  FPL Group is planning to appeal an adverse court decision related to FPL Group's and FPL's method for deducting certain repairs related to years prior to 2000 and the denial of a refund claim related to ITCs.  FPL Group is disputing certain adjustments proposed by the Internal Revenue Service (IRS) to its U.S. income tax returns for 2000 through 2005.  These IRS proposed adjustments primarily relate to FPL Group's and FPL's method for certain deductions for repairs, casualty losses and capitalizing indirect service costs.  Additionally, income tax returns for 2006 and 2007 are still subject to examination.  As such, the amount of unrecognized tax benefits and related interest accruals may change within the next twelve months.  FPL Group and FPL do not expect these changes to have a significant impact on FPL Group's or FPL's financial statements.

7.  Comprehensive Income

The components of FPL Group's comprehensive income and accumulated other comprehensive income (loss) are as follows:

		Accumulated Other Comprehensive Income (Loss)
	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits		Other	Total	Comprehensive Income
	(millions)

Balances, December 31, 2005		$(215)	$-		$22	$(193)
Net income of FPL Group	$1,281						$1,281
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (net of $106 tax expense)		155	-		-	155	155
Reclassification from OCI to net income (net of $23 tax expense)		34	-		-	34	34
Net unrealized gains (losses) on interest rate cash flow hedges:
Reclassification from OCI to net income (net of $0.6 tax expense)		1	-		-	1	1
Net unrealized gains on available for sale securities (net of $12 tax expense)		-	-		19	19	19
SERP liability adjustment (net of $1 tax expense)		-	-		1	1	1
Defined benefit pension and other benefit plans (net of $59 tax expense)		-	98		-	98	-
Balances, December 31, 2006		(25)	98		42	115	$1,491
Net income of FPL Group	$1,312						$1,312
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses (net of $37 tax benefit)		(55)	-		-	(55)	(55)
Reclassification from OCI to net income (net of $16 tax expense)		23	-		-	23	23
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $13 tax benefit)		(19)	-		-	(19)	(19)
Reclassification from OCI to net income (net of $2 tax benefit)		(5)	-		-	(5)	(5)
Net unrealized gains on available for sale securities (net of $8 tax expense)		-	-		12	12	12
Defined benefit pension and other benefit plans (net of $28 tax expense)		-	45		-	45	45
Balances, December 31, 2007		(81)	143		54	116	$1,313
Net income of FPL Group	$1,639						$1,639
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (net of $31 tax expense)		45	-		-	45	45
Reclassification from OCI to net income (net of $62 tax expense)		84	-		-	84	84
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $31 tax benefit)		(49)	-		-	(49)	(49)
Reclassification from OCI to net income (net of $4 tax expense)		6	-		-	6	6
Net unrealized losses on available for sale securities (net of $30 tax benefit)		-	-		(46)	(46)	(46)
Reclassification from AOCI to retained earnings		-	-		(1)	(1)	-
Defined benefit pension and other benefit plans (net of $104 tax benefit)		-	(168)		-	(168)	(167)
Balances, December 31, 2008		$5 (a)	$(25	)(b)	$7	$(13)	$1,512
____________________
(a)
Approximately $27 million of gains will be reclassified into earnings within the next 12 months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.

(b)	Approximately $7 million of gains will be reclassified into earnings within the next 12 months.

8.  Jointly-Owned Electric Plants

Certain FPL Group subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  FPL and NextEra Energy Resources are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and statement of income captions.  FPL Group's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange, O&M expenses, depreciation and amortization expense and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income.

FPL Group's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2008
	Ownership Interest	Gross Investment (a)	Accumulated Depreciation (a)	Construction Work in Progress
	(millions)

FPL:
St. Lucie Unit No. 2	85%	$1,327	$662	$43
St. Johns River Power Park units and coal terminal	20%	$334	$211	$48
Scherer Unit No. 4	76%	$597	$394	$80
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$31	$13	$5
NextEra Energy Resources:
Duane Arnold	70%	$324	$35	$40
Seabrook	88.23%	$804	$104	$38
Wyman Station Unit No. 4	76%	$96	$34	$3
____________________
(a)	Excludes nuclear fuel.

9.  Variable Interest Entities

FIN 46(R) requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would not consolidate VIEs in which it has a majority ownership interest when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets, excluding variable interests, change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  As of December 31, 2008, FPL Group has two VIEs which it consolidates.

FPL – FPL is considered the primary beneficiary of, and therefore consolidates, a VIE from which it leases nuclear fuel for its nuclear units.  FPL is considered the primary beneficiary of this VIE because in the case of default by the VIE on its debt, FPL would be required to purchase the VIE's nuclear fuel and because FPL guarantees the VIE's debt.  For ratemaking purposes, these leases are treated as operating leases.  For financial reporting, the cost of nuclear fuel is capitalized and amortized to fuel expense on a unit of production method except for the interest component, which is recorded as interest expense.  These charges, as well as a charge for spent nuclear fuel, are recovered through the fuel clause.  FPL makes quarterly payments to the lessor for the lease commitments.  The lessor has issued commercial paper to fund the procurement of nuclear fuel and FPL has provided a $600 million guarantee to support the commercial paper program.  Under certain lease termination circumstances, the associated debt, which consists primarily of commercial paper (approximately $347 million and $313 million at December 31, 2008 and 2007, respectively) would become due.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a net carrying value of approximately $338 million and $314 million at December 31, 2008 and 2007, respectively.

FPL is considered the primary beneficiary of and therefore consolidates a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and an FPSC financing order.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In May 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds were issued in four tranches with interest rates ranging from 5.0440% to 5.2555% and final maturity dates ranging from 2013 to 2021.  Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it began being paid semiannually and sequentially February 1, 2008, when the first semiannual interest payment became due.  See Note 13.

In connection with this financing, net proceeds, after debt issuance costs, to the FPL subsidiary (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the FPL subsidiary that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  FPL, as the servicer, collects storm-recovery charges on behalf of the subsidiary through a surcharge to retail customers and remits them to the trustee under the indenture pursuant to which the storm-recovery bonds were issued for payment of fees and expenses and payment of principal and interest on the storm-recovery bonds.  The revenues from the storm-recovery bonds surcharge and a 2004 storm damage surcharge through which FPL had been recovering underrecovered 2004 storm restoration costs prior to the issuance of these storm-recovery bonds are included in operating revenues on FPL Group's and FPL's consolidated statements of income.  For the years ended December 31, 2008, 2007 and 2006, both the amount billed to retail customers related to the 2004 storm damage surcharge and/or the storm-recovery bonds surcharge amounted to approximately $97 million, $94 million and $151 million, respectively.  The FPL subsidiary is consolidated for financial reporting purposes; however, the storm-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, FPL or any of its affiliates other than the FPL subsidiary that issued the storm-recovery bonds.  The assets of the FPL subsidiary that issued the storm-recovery bonds, including the storm-recovery property, are not available to pay creditors of FPL or any of its affiliates other than the subsidiary that issued the storm-recovery bonds.  The consolidated assets of the VIE were approximately $628 million and $676 million at December 31, 2008 and 2007, respectively, and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on FPL Group's and FPL's balance sheets.

In connection with this financing, the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax storm reserve deficiency as of May 31, 2007 (approximately $517 million) and provide for a storm and property insurance reserve fund of approximately $127 million net of tax.  Securities held in the storm and property insurance reserve fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve.  Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  The storm and property insurance reserve fund is included in special use funds on FPL Group's and FPL's consolidated balance sheets and was approximately $123 million and $129 million at December 31, 2008 and 2007, respectively.  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs on FPL Group's and FPL's consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized, the amount of which is included in storm cost amortization on FPL Group's and FPL's consolidated statements of income.

The storm and property insurance reserve of approximately $200 million that was reestablished in the FPSC financing order is not reflected in FPL Group's and FPL's consolidated balance sheets as of December 31, 2008 or 2007 because the associated regulatory asset does not meet the specific recognition criteria under FAS 71.  As a result, the storm and property insurance reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to storm cost amortization on FPL Group's and FPL's consolidated statements of income.  Although FPL Group's and FPL's consolidated balance sheets as of December 31, 2008 reflect a storm and property insurance reserve of less than $1 million (included in regulatory liabilities – other on FPL Group's and FPL's consolidated balance sheets), FPL has the capacity to absorb up to approximately $188 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.

In 2006, when considering FPL's petition to recover 2005 storm costs, the FPSC applied a different standard for recovery of 2005 costs than was used for recovery of the 2004 storm costs.  These adjustments and disallowances, net of interest income, reduced FPL Group's and FPL's net income for the year ended December 31, 2006 by approximately $27 million.

FPL identified two potential VIEs, both of which are considered qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the projects.  FPL entered into a power purchase agreement (PPA) with one of the projects in 1990 to purchase substantially all of the project's electrical output over a substantial portion of its estimated useful life.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which was determined at the time the PPA was executed, and was based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The avoided cost is the incremental cost to the utility of the electric energy or capacity, or both, which is avoided by neither generating the electricity nor purchasing it from another source.  The project has a capacity of 250 mw.  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2008, 2007 and 2006, FPL purchased 1,725,798 mwh, 1,694,810 mwh and 1,672,106 mwh, respectively, from the project at a total cost of approximately $158 million, $153 million and $147 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.  FPL also entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  During the fourth quarter of 2007, a change in ownership of the Facility occurred, triggering the need to reevaluate whether the Facility is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the Facility contains no provisions which legally obligate the Facility to release this information to FPL.  During the years ended December 31, 2008, 2007 and 2006, FPL purchased 2,317,345 mwh, 2,320,991 mwh and 2,090,088 mwh, respectively, from the Facility at a total cost of approximately $227 million, $220 million and $200 million, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the Facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Facility in order to determine if it is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.

FPL Group – In 2004, a trust created by FPL Group sold 12 million 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46(R).  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46(R).  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its consolidated balance sheets.  The junior subordinated debentures are FPL Group's maximum exposure to loss.  See Note 11 – FPL Group and Note 13.

10.  Financial Instruments

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At December 31, 2008 and 2007, other investments of FPL Group, not included in the table below, included financial instruments of approximately $39 million and $30 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.  See Note 11.

The following estimates of the fair value of financial instruments have been made using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31, 2008			December 31, 2007
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
FPL Group:
Other current assets	$17	$17	(a)	$3	$3	(a)
Special use funds	$2,947	$2,947	(a)	$3,482	$3,482	(a)
Other investments:
Notes receivable	$534	$524	(b)	$-	$-
Debt securities	$97	$97	(a)	$108	$108	(a)
Equity securities	$27	$43	(c)	$-	$-
Long-term debt, including current maturities	$15,221	$15,152	(d)	$12,681	$12,642	(d)
Interest rate swaps – net unrealized losses	$(78)	$(78	)(c)	$(28)	$(28	)(c)
Foreign currency swap – net unrealized loss	$(4)	$(4	)(c)	$-	$-

FPL:
Special use funds	$2,158	$2,158	(a)	$2,499	$2,499	(a)
Long-term debt, including current maturities	$5,574	$5,652	(d)	$5,217	$5,185	(d)
____________________
(a)	Based on quoted market prices for these or similar issues.
(b)
Classified as held to maturity, of which $500 million is carried at cost which approximates fair value, and the balance is based on market prices provided by external sources.  Additionally, includes maturity dates ranging from 2014 to 2033.

(c)	Based on market prices modeled internally.
(d)	Based on market prices provided by external sources.

Special Use Funds and Other Investments – The special use funds consist of FPL's storm fund assets and FPL Group's and FPL's nuclear decommissioning fund assets.  Securities held in the special use funds and other investments in debt and equity securities are carried at estimated fair value based on quoted market prices.  FPL Group's nuclear decommissioning funds consist of approximately 38% equity securities and 62% municipal, government, corporate and mortgage- and other asset-backed debt securities (32% and 68% for FPL, respectively) with a weighted-average maturity at December 31, 2008 of approximately six years at FPL Group and seven years at FPL.  FPL's storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately three years.  The cost of securities sold is determined on the specific identification method.

The approximate realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	FPL Group			FPL
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006
	(millions)

Realized gains	$50	$59	$51	$38	$52	$39
Realized losses	$54	$40	$38	$50	$37	$35
Proceeds from sale of securities	$2,235	$2,349	$3,231	$1,454	$1,978	$2,673

The unrealized gains on available for sale securities are as follows:

	FPL Group		FPL
	December 31,		December 31,
	2008	2007	2008	2007
	(millions)
Unrealized gains
Equity securities	$103	$577	$95	$491
Debt securities	$83	$25	$72	$18

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning trust funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or other mutual funds.  Similar restrictions applicable to the decommissioning trust funds for NextEra Energy Resources' nuclear plants are contained in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning trust fund for NextEra Energy Resources' Seabrook nuclear plant, decommissioning trust fund contributions and withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL.  The funds' assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps – FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan.  At December 31, 2008, the estimated fair value for FPL Group interest rate and foreign currency swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge – FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$21
Cash flow hedges – NextEra Energy Resources:
$61	December 2003	December 2017	4.245%	Variable	(b)	(5)
$20	April 2004	December 2017	3.845%	Variable	(b)	(1)
$189	December 2005	November 2019	4.905%	Variable	(b)	(23)
$480	January 2007	January 2022	5.390%	Variable	(c)	(65)
$160	January 2008	September 2011	3.2050%	Variable	(b)	(5)
Total cash flow hedges						(99)
Total interest rate hedges						$(78)
Foreign currency swap – FPL Group Capital:
$141	December 2008	December 2011	Variable (d)	Variable	(e)	$(4)
____________________
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR
(d)	Three-month LIBOR plus 2.14%
(e)	Three-month Japanese yen LIBOR plus 1.75%

In January 2009, an indirect wholly-owned subsidiary of NextEra Energy Resources entered into an interest rate swap agreement to pay a fixed rate of 2.5775%, plus applicable margin, to limit cash flow exposure on its Canadian $94.6 million (US $75.4 million) limited-recourse senior secured variable rate term loan agreement maturing in 2023.  Also, in January 2009, another indirect wholly-owned subsidiary of NextEra Energy Resources entered into an interest rate swap agreement to pay a fixed rate of 2.68%, plus applicable margin, until 2016 on its $373 million variable rate limited-recourse senior secured note that is partially amortizing with a balloon payment due in 2016.  This same wholly-owned subsidiary entered into a second interest rate swap agreement to pay a fixed rate of 3.725%, plus applicable margin, beginning in 2016 to limit the cash flow exposure of refinancing the balloon payment of approximately $124 million due on this note in 2016.

11.  Investments in Partnerships and Joint Ventures

NextEra Energy Resources – NextEra Energy Resources has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers.  At December 31, 2008 and 2007, NextEra Energy Resources' investment in partnerships and joint ventures totaled approximately $189 million and $216 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets.  NextEra Energy Resources' interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2008, the principal operating entities included in NextEra Energy Resources' investments in partnerships and joint ventures were Northeast Energy, LP, Mojave 16/17/18 LLC, Luz Solar Partners Ltd., V, Luz Solar Partners Ltd., III, and TPC Windfarms LLC and in 2007 also included Luz Solar Partners Ltd., IX.

Summarized combined information for these principal entities is as follows:

	2008	2007
	(millions)

Net income	$145	$109
Total assets	$815	$991
Total liabilities	$420	$539
Partners'/members' equity	$395	$452

NextEra Energy Resources' share of underlying equity in the principal entities	$197	$226
Difference between investment carrying amount and underlying equity in net assets (a)	(18)	(24)
NextEra Energy Resources' investment carrying amount for the principal entities	$179	$202
____________________
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of NextEra Energy Resources provide services to the partnerships and joint ventures, including operations and maintenance and business management services.  FPL Group's operating revenues for the years ended December 31, 2008, 2007 and 2006 include approximately $21 million, $20 million and $20 million, respectively, related to such services.  The net receivables at December 31, 2008 and 2007, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $33 million and $31 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $24 million and $33 million at December 31, 2008 and 2007, respectively, due from partnerships and joint ventures in which NextEra Energy Resources has an ownership interest.  Approximately $11 million of the notes receivable balance at December 31, 2008 mature in 2011 and bear interest at a fixed rate of 8.5%.  The remaining $13 million mature in 2014 and bear interest at a variable rate which averaged approximately 13.4% in 2008.  The notes receivable balance at December 31, 2007 mature in 2008 through 2011 and the majority bear interest at a variable rate which averaged approximately 15.3% in 2007.  Interest income related to notes receivable totaled approximately $4 million, $4 million and $2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in interest income in FPL Group's consolidated statements of income.  Interest receivable associated with these notes as of December 31, 2008 and 2007 was not material.

Sale of Differential Membership Interests – In December 2007, an indirect wholly-owned subsidiary of NextEra Energy Resources sold its Class B membership interests in a subsidiary that owns five wind facilities totaling 598 mw of wind generation for approximately $705 million.  In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including tax attributes, for a variable period.  Recognition of the proceeds from the sale of the differential membership interests was deferred and is recorded in other liabilities on FPL Group's consolidated balance sheets.  The deferred amount totaled $706 million and $704 million at December 31, 2008 and 2007, respectively, and is being recognized as an adjustment to operating expenses as the members receive their portion of the economic attributes.  FPL Group continues to operate and manage the wind facilities, and consolidates the entity that owns the wind facilities.

FPL Group – In 2004, a trust created by FPL Group sold $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  The trust is an unconsolidated 100%-owned finance subsidiary.  The trust used the proceeds to purchase $309 million of 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  FPL Group has fully and unconditionally guaranteed the preferred trust securities and the junior subordinated debentures.

12.  Common and Preferred Stock

Earnings Per Share – The reconciliation of FPL Group's basic and diluted earnings per share of common stock is as follows:

	Years Ended December 31,
	2008	2007	2006
	(millions, except per share amounts)

Numerator – net income	$1,639	$1,312	$1,281
Denominator:
Weighted-average number of common shares outstanding – basic	400.1	397.7	393.5
Restricted stock, performance share awards, options and warrants (a)	2.6	2.9	3.0
Weighted-average number of common shares outstanding – assuming dilution	402.7	400.6	396.5

Earnings per share of common stock:
Basic	$4.10	$3.30	$3.25
Assuming dilution	$4.07	$3.27	$3.23
____________________
(a)
Performance share awards are included in diluted weighted-average number of shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Restricted stock, performance share awards, options and warrants are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.5 million, 0.2 million and 0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On January 1, 2009, FPL Group adopted FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1 (FSP EITF 03-6-1), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities.  Therefore, these participating securities must be included in the computation of earnings per share, pursuant to the two-class method described in FAS 128, "Earnings Per Share."  The effect of the retrospective application of FSP EITF 03-6-1 will be a reduction of less than $0.01 per share on FPL Group's earnings per share, assuming dilution, for the years ended December 31, 2008, 2007 and 2006.

Common Stock Dividend Restrictions – FPL Group's charter does not limit the dividends that may be paid on its common stock.  FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to FPL Group.  These restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

Employee Stock Ownership Plan – The employee retirement savings plans of FPL Group include a leveraged ESOP feature.  Shares of common stock held by the trust for the employee retirement savings plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by a subsidiary of FPL Group Capital.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with shares of common stock, at prevailing market prices, in an equivalent amount.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense of approximately $40 million, $35 million and $32 million in 2008, 2007 and 2006, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2008 was approximately $100 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group common stock at December 31, 2008 was approximately $348 million.

Stock-Based Compensation – FPL Group accounts for share-based payment transactions based on grant-date fair value in accordance with FAS 123(R).  Net income for the years ended December 31, 2008, 2007 and 2006 includes approximately $47 million, $39 million and $34 million, respectively, of compensation costs and $18 million, $15 million and $13 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Compensation cost capitalized as part of the cost of an asset for the year ended December 31, 2008 was approximately $2 million.  No compensation cost was capitalized in the years ended December 31, 2007 and 2006.  As of December 31, 2008, there were approximately $62 million of unrecognized compensation costs related to nonvested/nonexercisable share-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.6 years.  For awards granted subsequent to December 31, 2005, compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  For awards granted prior to that date, compensation costs for awards with graded vesting are recognized using the graded vesting attribution method.

At December 31, 2008, approximately 26 million shares of common stock were authorized and approximately 15 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's amended and restated long-term incentive plan and non-employee directors stock plans.  FPL Group satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  FPL Group satisfies stock option exercises by issuing new shares of its common stock and grants most of its stock options in the first quarter of each year.

Restricted Stock and Performance Share Awards – Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of FPL Group common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated based upon the closing market price of FPL Group common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up at vesting based on actual performance.

The activity in restricted stock and performance share awards for the year ended December 31, 2008 was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted Stock:
Nonvested balance, January 1, 2008	1,181,812	$48.50
Granted	454,663	$62.66
Vested	(585,478)	$45.19
Forfeited	(94,300)	$53.38
Nonvested balance, December 31, 2008	956,697	$57.51

Performance Share Awards:
Nonvested balance, January 1, 2008	1,050,923	$41.66
Granted	589,999	$51.48
Vested	(535,933)	$35.12
Forfeited	(60,503)	$50.98
Nonvested balance, December 31, 2008	1,044,486	$50.31

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2007 and 2006 was $61.08 and $41.98, respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2007 and 2006 was $45.04 and $34.08, respectively.

The total fair value of restricted stock and performance share awards vested was $64 million, $51 million and $40 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Options – Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of FPL Group common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2008	2007	2006

Expected volatility (a)	17.33%	16.60%	19.56%
Expected dividends	2.75%	2.54%	3.40%
Expected term (years) (b)	6	6	6
Risk-free rate	3.24%	4.64%	4.60%
____________________
(a)	Based on historical experience.
(b)	FPL Group uses the "simplified" method to calculate the expected term.

Option activity for the year ended December 31, 2008 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2008	5,777,624	$31.72
Granted	335,452	$64.69
Exercised	(478,716)	$28.66
Forfeited	(47,386)	$61.45
Expired	(5,760)	$29.18
Balance, December 31, 2008	5,581,214	$33.71	4.4	$99

Exercisable, December 31, 2008	5,037,482	$30.97	4.0	$98

The weighted-average grant date fair value of options granted was $9.90, $10.96 and $7.46 per share for the years ended December 31, 2008, 2007 and 2006, respectively.  The total intrinsic value of stock options exercised was approximately $17 million, $26 million and $21 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash received from option exercises was approximately $14 million, $23 million and $34 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The tax benefits realized from options exercised were approximately $6 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

Continuous Offering of FPL Group Common Stock - In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  As of February 26, 2009, FPL Group had received proceeds of approximately $40 million through the issuance of common stock under this agreement consisting of 760,000 shares at an average price of $52.10 per share.

Other – In 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas.  Each share of Gexa Corp.'s outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa Corp.'s options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa Corp. was approximately $73 million, payable in shares of FPL Group common stock.  At December 31, 2008, there were Gexa Corp. options and warrants outstanding for a total of 49,030 shares of FPL Group common stock.

Preferred Stock – FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of preferred stock, no par value, none of which are outstanding.

13.  Debt

Long-term debt consists of the following:

	December 31,
	2008	2007
	(millions)
FPL:
First mortgage bonds:
Maturing 2009 through 2017 – 4.85% to 5 7/8%	$925	$1,125
Maturing 2033 through 2038 – 4.95% to 6.20%	3,440	2,840
Storm-recovery bonds - maturing 2013 through 2021 – 5.0440% to 5.2555% (a)	611	652
Pollution control, solid waste disposal and industrial development revenue bonds – maturing 2020 through 2029 – variable, 1.3% and 3.7% weighted-average interest rates, respectively (b)	633	633
Unamortized discount	(35)	(33)
Total long-term debt of FPL	5,574	5,217
Less current maturities of long-term debt	263	241
Long-term debt of FPL, excluding current maturities	5,311	4,976
FPL Group Capital:
Debentures – maturing 2009 through 2015 – 5.35% to 7 7/8%	1,975	1,225
Debentures – maturing 2011 – variable, 2.8% (c)	250	-
Debentures, related to FPL Group's equity units – matured 2008 – 5.551%	-	506
Junior Subordinated Debentures – maturing 2044 through 2067 – 5 7/8% to 7.45%	2,009	2,009
Term loans – maturing 2009 through 2011 – variable, 1.5% and 5.4% weighted-average interest rate, respectively (c)	1,070	200
Japanese yen denominated term loan – maturing 2011 – variable, 3.7% (c)	138	-
Fair value swap (see Note 10)	21	-
Unamortized premium (discount)	1	(3)
Total long-term debt of FPL Group Capital	5,464	3,937
Less current maturities of long-term debt	835	506
Long-term debt of FPL Group Capital, excluding current maturities	4,629	3,431
NextEra Energy Resources:
Senior secured limited recourse bonds – maturing 2017 through 2024 – 5.608% to 7.52%	903	988
Senior secured limited recourse notes – maturing 2013 through 2037 – 6.31% to 7.59%	1,702	992
Other long-term debt – maturing 2010 through 2022 – primarily limited recourse and variable, 4.1% and 6.0% weighted-average interest rates, respectively (c)	1,449	1,546
Canadian dollar denominated term loan – maturing 2011 – variable, 2.3% (c)	128	-
Unamortized premium	-	1
Total long-term debt of NextEra Energy Resources	4,182	3,527
Less current maturities of long-term debt	289	654
Long-term debt of NextEra Energy Resources, excluding current maturities	3,893	2,873
Total long-term debt	$13,833	$11,280
____________________
(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it began being paid semiannually and sequentially on February 1, 2008, when the first semiannual interest payment became due.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2008, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving lines of credit are available to support the purchase of tax exempt bonds.

(c)	Variable rate is based on an underlying index plus a margin. Interest rate swap agreements have been entered into for some of these debt issuances. See Note 10.

Minimum annual maturities of long-term debt for FPL Group are approximately $1,388 million, $547 million, $2,133 million, $391 million and $1,098 million for 2009, 2010, 2011, 2012 and 2013, respectively.  The respective amounts for FPL are approximately $263 million, $42 million, $45 million, $48 million and $452 million.

At December 31, 2008 and December 31, 2007, commercial paper and short-term borrowings had a weighted-average interest rate of 2.10% and 4.39% for FPL Group (0.92% and 4.41% for FPL), respectively.  Available lines of credit aggregated approximately $6.5 billion ($4.0 billion for FPL Group Capital and $2.5 billion for FPL) at December 31, 2008 and were available to support FPL's and FPL Group Capital's commercial paper programs.  These facilities provide for the issuance of letters of credit of up to $6.5 billion.  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2008, letters of credit totaling $316 million and $545 million were outstanding under the FPL Group Capital and FPL credit facilities, respectively.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.

In June 2002, FPL Group sold 10.12 million 8% Corporate Units.  In connection with the 8% Corporate Units financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008, which were absolutely, irrevocably and unconditionally guaranteed by FPL Group.  During 2005, FPL Group Capital remarketed these debentures and the annual interest rate was reset to 5.551%.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder was required to purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group made payments of 3% of each unit's $50 stated value until the shares were purchased.  In February 2006, FPL Group paid approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units.  Also in February 2006, FPL Group issued approximately 8.7 million shares of common stock in return for approximately $296 million in proceeds upon settlement of the stock purchase contracts issued in connection with the remainder of the 8% Corporate Units.

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

Subsidiaries of FPL Group had the following debt issuances and borrowings from January 1, 2009 through February 26, 2009:

Date Issued	Company	Debt Issued	Interest Rate(s)	Principal Amount	Maturity Date(s)
				(millions)

January 2009	NextEra Energy Resources subsidiary	Canadian dollar denominated limited-recourse senior secured term loan	variable	$75	2023
January 2009	FPL Group Capital	Term loan	variable	$72	2011

14.  Asset Retirement Obligations

FPL Group and FPL each account for AROs and conditional AROs under FAS 143 and FIN 47.  FAS 143 and FIN 47 require that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO.

FPL Group and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by FPL Group or FPL.  In addition, FPL Group has identified but not recognized ARO liabilities related to the majority of NextEra Energy Resources' hydro facilities.  These easements are generally perpetual and, along with the hydro facilities, only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose.  The ARO liability is not estimable for such easements and hydro facilities as FPL Group and FPL intend to use these properties and facilities indefinitely.  In the event FPL Group and FPL decide to abandon or cease the use of a particular easement and/or hydro facility, an ARO liability would be recorded at that time.

FPL's ARO relates primarily to the nuclear decommissioning obligation of its nuclear units.  FPL's AROs other than nuclear decommissioning are not significant.  The provisions of FAS 143 and FIN 47 result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  Accordingly, any differences between the ongoing expense recognized under FAS 143 and FIN 47 and the amount recoverable through rates are deferred in accordance with FAS 71.  See Note 1 – Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

NextEra Energy Resources' ARO relates primarily to the nuclear decommissioning obligation of its nuclear plants and obligations for the dismantlement of its wind facilities located on leased property.  See Note 1 – Decommissioning of Nuclear Plants, Dismantlements of Plants and Other Accrued Asset Removal Costs.

A rollforward of FPL Group's and FPL's ARO from December 31, 2006 to December 31, 2008 is as follows:

	FPL	NextEra Energy Resources	FPL Group
	(millions)

Balance, December 31, 2006	$1,572	$248	$1,820
Liabilities incurred:
Point Beach acquisition	-	225	225
Other	-	9	9
Accretion expense	86	21	107
Revision in estimated cash flows – net	(5)	1	(4)
Balance, December 31, 2007	1,653	504	2,157
Liabilities incurred	-	6	6
Accretion expense	91	33	124
Liabilities settled	-	(2)	(2)
Revision in estimated cash flows – net	(1)	(1)	(2)
Balance, December 31, 2008	$1,743	$540	$2,283

Restricted trust funds for the payment of future expenditures to decommission FPL Group's and FPL's nuclear units included in special use funds on FPL Group's and FPL's consolidated balance sheets are as follows (see Note 10):

	FPL	NextEra Energy Resources	FPL Group
	(millions)

Balance, December 31, 2008	$2,035	$789	$2,824
Balance, December 31, 2007	$2,371	$982	$3,353

15.  Commitments and Contingencies

Commitments – FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet's capital expenditures primarily include costs to meet customer-specific requirements and sustain its fiber-optic network.

At December 31, 2008, planned capital expenditures for 2009 through 2013 were estimated as follows:

	2009	2010	2011	2012	2013	Total
	(millions)
FPL:
Generation: (a)
New (b) (c) (d)	$1,350	$1,355	$760	$355	$40	$3,860
Existing	665	680	610	515	430	2,900
Transmission and distribution	615	865	925	930	975	4,310
Nuclear fuel	125	205	215	220	265	1,030
General and other	170	290	315	300	235	1,310
Total	$2,925	$3,395	$2,825	$2,320	$1,945	$13,410

NextEra Energy Resources:
Wind (e)	$2,035	$20	$20	$15	$10	$2,100
Nuclear (f)	370	430	295	275	305	1,675
Natural gas	105	70	75	85	50	385
Other	70	60	45	35	30	240
Total	$2,580	$580	$435	$410	$395	$4,400

FPL FiberNet	$60	$20	$20	$20	$20	$140
____________________
(a)	Includes AFUDC of approximately $63 million, $53 million, $32 million and $4 million in 2009 to 2012, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $72 million, $201 million, $323 million, $50 million and $19 million in 2009 to 2013, respectively.

(d)
Excludes capital expenditures of approximately $2.2 billion for the modernization of the Cape Canaveral and Riviera power plants for the period from early-2010 (when approval by the Florida Power Plant Siting Board (Siting Board), comprised of the Florida governor and cabinet is expected) through 2013.  Also excludes construction costs of approximately $2.5 billion during the period 2012 to 2013 for the two additional nuclear units at FPL's Turkey Point site.  Construction costs will not begin until license approval is received from the NRC, which is expected in 2012.

(e)
Includes capital expenditures for new wind projects that have been identified and related transmission.  NextEra Energy Resources expects to add approximately 1,100 mw in 2009 and 1,000 mw to 2,000 mw of new wind generation per year from 2010 through 2012, subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.  The cost of the planned wind additions for the 2010 through 2012 period is estimated to be approximately $2.5 billion to $4.5 billion in each year, which is not included in the table above.

(f)	Includes nuclear fuel.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At December 31, 2008, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The terms of the guarantees are equal to the terms of the related debt, with remaining terms ranging from 1 year to 10 years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2008 was approximately $17 million.  At December 31, 2008, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of December 31, 2008.

Certain subsidiaries of NextEra Energy Resources have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the NextEra Energy Resources subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that it is unlikely to experience a material exposure as a result of these liquidated damages.

Contracts – In addition to the planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2010, approximately 1,330 mw annually from mid-2010 to mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 740 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from August 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 870 mw of power with expiration dates ranging from April 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into several contracts primarily for the purchase of wind turbines and towers and related construction activities, approximately $1.7 billion of which is included in the planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2009 through 2036, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2009 through 2018.

The required capacity and minimum payments under these contracts as of December 31, 2008 were estimated as follows:

	2009	2010	2011	2012	2013	Thereafter
FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$220	$230	$210	$210	$210	$550
Qualifying facilities (b)	$320	$290	$260	$270	$250	$2,670
Other electricity suppliers (b)	$50	$10	$10	$5	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries – energy (b)	$90	$40	$-	$-	$-	$-
Natural gas, including transportation and storage (c)	$2,575	$1,400	$800	$555	$515	$4,325
Coal (c)	$90	$60	$15	$-	$-	$-

NextEra Energy Resources (d)	$1,760	$120	$75	$75	$60	$665
____________________
(a)
Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $584 million, $578 million and $610 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(b)	Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $510 million, $447 million and $421 million, respectively.
(c)	Recoverable through the fuel clause.
(d)	Includes termination payments primarily associated with wind turbine contracts beyond 2009.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet started construction, or if started, have not yet completed construction.  These agreements range from 15 to 25 years in length and contain firm commitments by FPL totaling up to approximately $209 million annually or $5.1 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the FERC and/or completion of construction of the facilities from June 2009 to 2011.

Insurance – Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.2 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, FPL Group is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $177 million ($103 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the May 2007 issuance of storm-recovery bonds, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through securitization provisions pursuant to Florida law or through surcharges approved by the FPSC.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

Legal and Regulatory Proceedings – In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day thereafter for each violation.  The EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

In August 2001, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues in this case have been closed except for FMPA's request for exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was used to deny credits for certain FMPA facilities (integration test).  In May 2004, FPL made a compliance filing with the FERC of a proposed rate schedule that does not include those FPL facilities that fail to meet the same integration test.  In January 2005, the FERC issued an order on FPL's compliance filing and required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, under which FPL's current rate would be reduced by $0.04 per kilowatt (kw) per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  In February 2008, the FERC accepted FPL's April 2005 compliance filing in full and, in March 2008, FPL issued refunds of approximately $4 million to FMPA and $2 million to Seminole in accordance with the FERC's February 2008 order.  Subsequently, FMPA sought rehearing of the FERC's February 2008 order, which was denied by the FERC in December 2008.  FMPA has sought review of the FERC's February 2008 order at the DC Circuit.  FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which, if upheld, would result in an additional refund obligation to FMPA of approximately $24 million, and approximately $14 million to Seminole, at December 31, 2008.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in June 2010.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of renewable energy credits each year and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The NextEra Energy Resources Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contract.  In August 2008, the judge issued a final judgment pursuant to which the contract is not terminated and neither party will recover any damages.  TXU has appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.

FPL Group and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  While management is unable to predict with certainty the outcome of these lawsuits, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

In February 2008, a fault occurred at an FPL substation causing a system loss of about 3,400 mw of generating capacity, which left approximately 596,000 FPL customers without power.  Power was restored to approximately two-thirds of affected customers within one hour and all customers were restored within three hours.  FPL’s investigation into the root cause of the problem determined the fault occurred as a result of human error.  In March 2008, the Florida Reliability Coordinating Council (FRCC) initiated an investigation of the event and the FERC opened a nonpublic formal investigation to determine whether the event involved any violations of mandatory reliability standards.  The North American Electric Reliability Corporation (NERC) is participating in both investigations.  In November 2008, the FRCC’s event analysis team issued its final report on the outage, which did not identify any potential violations of NERC reliability standards by FPL.  FPL provided this report to the FERC staff conducting the FERC investigation.  Following a period of fact finding and written correspondence by and between FPL and the FERC enforcement staff, FPL and the FERC staff have been engaged in discussions to determine whether the investigation can be resolved by settlement. FPL believes that, absent settlement, the FERC staff will pursue formal enforcement proceedings in which FPL expects the FERC may assert up to 25 or more violations of the reliability standards.  The statutory penalty for any violation of a reliability standard is up to $1 million per day.  FPL believes that, in any such enforcement proceeding, the FERC may assert that some of the alleged violations have continued from January 1, 2008, or earlier.

In addition to the legal proceedings and regulatory investigations discussed above, FPL Group and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  In the event that FPL Group and FPL, or their affiliates, do not prevail in these legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of these legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

16.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's operating revenues derived from the sale of electricity represented approximately 96%, 98% and 97% of FPL Group's operating revenues for the years ended December 31, 2008, 2007 and 2006.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2008, 2007 and 2006.  At December 31, 2008 and 2007, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:
	2008				2007				2006
	FPL	NextEra Energy Resources(a)	Corp. and Other	Total	FPL	NextEra Energy Resources(a)	Corp. and Other	Total	FPL	NextEra Energy Resources(a)		Corp. and Other		Total
					(millions)

Operating revenues	$11,649	$4,570	$191	$16,410	$11,622	$3,474	$167	$15,263	$11,988	$3,558		$164		$15,710
Operating expenses	$10,120	$3,275	$190	$13,585	$10,059	$2,753	$168	$12,980	$10,525	$2,803		$285	(b)	$13,613
Interest expense	$334	$311	$168	$813	$304	$312	$146	$762	$278	$269		$159		$706
Interest income	$11	$27	$34	$72	$17	$40	$32	$89	$30	$25		$7		$62
Depreciation and amortization	$796	$565	$17	$1,378	$773	$473	$15	$1,261	$787	$375		$23		$1,185
Equity in earnings of equity method investees	$-	$93	$-	$93	$-	$68	$-	$68	$-	$181	(c)	$-		$181
Income tax expense (benefit) (d)	$443	$80	$(73)	$450	$451	$(35)	$(48)	$368	$424	$110		$(137)		$397
Net income (loss)	$789	$915	$(65)	$1,639	$836	$540	$(64)	$1,312	$802	$610	(c)	$(131	)(b)	$1,281
Capital expenditures, independent power investments and nuclear fuel purchases	$2,367	$2,829	$40	$5,236	$2,007	$2,981	$31	$5,019	$1,868	$1,809		$62		$3,739
Property, plant and equipment	$28,972	$16,268	$288	$45,528	$27,251	$13,534	$255	$41,040	$25,686	$10,224		$242		$36,152
Accumulated depreciation and amortization	$10,189	$2,771	$157	$13,117	$10,081	$2,167	$140	$12,388	$9,848	$1,679		$126		$11,653
Total assets	$26,175	$17,157	$1,489	$44,821	$24,044	$14,505	$1,574	$40,123	$22,970	$11,305		$1,547		$35,822
Investment in equity method investees	$-	$189	$9	$198	$-	$216	$9	$225	$-	$361		$9		$370
____________________
(a)
NextEra Energy Resources' interest expense is based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest expense is included in Corporate and Other.

(b)	Includes a $98 million ($60 million after-tax) impairment charge recorded at FPL FiberNet. See Note 5 – Corporate and Other.
(c)	Includes an Indonesian project gain of $97 million ($63 million after-tax).
(d)	NextEra Energy Resources' tax expense (benefit) includes PTCs that were recognized based on its tax sharing agreement with FPL Group. See Note 1 – Income Taxes.

17.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2008				Year Ended December 31, 2007				Year Ended December 31, 2006
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
	(millions)

Operating revenues	$-	$4,770	$11,640	$16,410	$-	$3,646	$11,617	$15,263	$-	$3,728	$11,982	$15,710
Operating expenses	-	(3,474)	(10,111)	(13,585)	-	(2,926)	(10,054)	(12,980)	(23)	(3,070)	(10,520)	(13,613)
Interest expense	(18)	(479)	(316)	(813)	(19)	(458)	(285)	(762)	(21)	(428)	(257)	(706)
Other income (deductions) – net	1,663	44	(1,630)	77	1,322	133	(1,296)	159	1,292	263	(1,268)	287
Income (loss) before income taxes	1,645	861	(417)	2,089	1,303	395	(18)	1,680	1,248	493	(63)	1,678
Income tax expense (benefit)	6	2	442	450	(9)	(75)	452	368	(33)	7	423	397
Net income (loss)	$1,639	$859	$(859)	$1,639	$1,312	$470	$(470)	$1,312	$1,281	$486	$(486)	$1,281
____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2008				December 31, 2007
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$2	$16,554	$28,972	$45,528	$-	$13,790	$27,250	$41,040
Less accumulated depreciation and amortization	-	(2,928)	(10,189)	(13,117)	-	(2,308)	(10,080)	(12,388)
Total property, plant and equipment – net	2	13,626	18,783	32,411	-	11,482	17,170	28,652
CURRENT ASSETS
Cash and cash equivalents	-	414	121	535	-	227	63	290
Receivables	339	948	420	1,707	39	816	866	1,721
Other	19	1,016	2,115	3,150	12	529	1,227	1,768
Total current assets	358	2,378	2,656	5,392	51	1,572	2,156	3,779
OTHER ASSETS
Investment in subsidiaries	11,511	-	(11,511)	-	10,474	-	(10,474)	-
Other	251	2,695	4,072	7,018	1,632	2,121	3,939	7,692
Total other assets	11,762	2,695	(7,439)	7,018	12,106	2,121	(6,535)	7,692
TOTAL ASSETS	$12,122	$18,699	$14,000	$44,821	$12,157	$15,175	$12,791	$40,123

CAPITALIZATION
Common shareholders' equity	$11,681	$3,422	$(3,422)	$11,681	$10,735	$3,198	$(3,198)	$10,735
Long-term debt	-	8,522	5,311	13,833	-	6,305	4,975	11,280
Total capitalization	11,681	11,944	1,889	25,514	10,735	9,503	1,777	22,015
CURRENT LIABILITIES
Debt due within one year	-	2,217	1,036	3,253	-	1,335	1,083	2,418
Accounts payable	-	421	641	1,062	3	495	706	1,204
Other	265	887	2,222	3,374	68	700	1,368	2,136
Total current liabilities	265	3,525	3,899	7,689	71	2,530	3,157	5,758
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	539	1,744	2,283	-	504	1,653	2,157
Accumulated deferred income taxes	(78)	1,153	3,156	4,231	367	970	2,484	3,821
Regulatory liabilities	-	-	2,880	2,880	696	-	3,255	3,951
Other	254	1,538	432	2,224	288	1,668	465	2,421
Total other liabilities and deferred credits	176	3,230	8,212	11,618	1,351	3,142	7,857	12,350
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,122	$18,699	$14,000	$44,821	$12,157	$15,175	$12,791	$40,123
____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2008				Year Ended December 31, 2007				Year Ended December 31, 2006
	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$766	$1,182	$1,455	$3,403	$1,031	$1,499	$1,063	$3,593	$353	$791	$1,354	$2,498

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power investments and nuclear fuel purchases	(12)	(2,857)	(2,367)	(5,236)	(12)	(3,000)	(2,007)	(5,019)	(40)	(1,833)	(1,866)	(3,739)
Capital contribution to FPL	(75)	-	75	-	-	-	-	-	-	-	-	-
Sale of independent power investments	-	25	-	25	-	700	-	700	-	20	-	20
Loan repayments and capital distributions from equity method investees	-	-	-	-	-	11	-	11	-	-	-	-
Funding of loan	-	(500)	-	(500)	-	-	-	-	-	-	-	-
Other – net	-	(25)	(72)	(97)	(405)	(58)	193	(270)	-	(7)	(81)	(88)
Net cash used in investing activities	(87)	(3,357)	(2,364)	(5,808)	(417)	(2,347)	(1,814)	(4,578)	(40)	(1,820)	(1,947)	(3,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	3,238	589	3,827	-	1,969	1,230	3,199	-	2,470	938	3,408
Retirements of long-term debt	-	(1,118)	(240)	(1,358)	-	(1,616)	(250)	(1,866)	-	(1,530)	(135)	(1,665)
Proceeds from purchased Corporate Units	-	-	-	-	-	-	-	-	210	-	-	210
Payments to terminate Corporate Units	-	-	-	-	-	-	-	-	(258)	-	-	(258)
Net change in short-term debt	-	917	(69)	848	-	(292)	212	(80)	-	467	(529)	(62)
Issuances of common stock	41	-	-	41	46	-	-	46	333	-	-	333
Dividends on common stock	(714)	-	-	(714)	(654)	-	-	(654)	(593)	-	-	(593)
Other – net	(6)	(675)	687	6	(6)	458	(442)	10	(12)	(289)	327	26
Net cash provided by (used in) financing activities	(679)	2,362	967	2,650	(614)	519	750	655	(320)	1,118	601	1,399

Net increase (decrease) in cash and cash equivalents	-	187	58	245	-	(329)	(1)	(330)	(7)	89	8	90
Cash and cash equivalents at beginning of year	-	227	63	290	-	556	64	620	7	467	56	530
Cash and cash equivalents at end of year	$-	$414	$121	$535	$-	$227	$63	$290	$-	$556	$64	$620
____________________
(a)	Represents FPL and consolidating adjustments.

18.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31 (a)		June 30 (a)		September 30 (a)		December 31 (a)
	(millions, except per share amounts)
FPL GROUP:
2008
Operating revenues (b)	$3,434		$3,585		$5,387		$4,003
Operating income (b)	$443		$313		$1,316		$752
Net income (b)	$249		$209		$774		$408
Earnings per share (c)	$0.62		$0.52		$1.93		$1.02
Earnings per share – assuming dilution (c)	$0.62		$0.52		$1.92		$1.01
Dividends per share	$0.445		$0.445		$0.445		$0.445
High-low common stock sales prices	$73.75	-57.21	$68.98	-62.75	$68.76	-49.74	$51.87	-33.81

2007
Operating revenues (b)	$3,075		$3,929		$4,575		$3,683
Operating income (b)	$298		$664		$900		$421
Net income (b)	$150		$405		$533		$224
Earnings per share (c)	$0.38		$1.02		$1.34		$0.56
Earnings per share – assuming dilution (c)	$0.38		$1.01		$1.33		$0.56
Dividends per share	$0.41		$0.41		$0.41		$0.41
High-low common stock sales prices	$63.07	-53.72	$66.52	-56.18	$64.20	-54.61	$72.77	-60.26

FPL:
2008
Operating revenues (b)	$2,534	$2,871	$3,423	$2,820
Operating income (b)	$244	$416	$549	$320
Net income (b)	$108	$217	$314	$151

2007
Operating revenues (b)	$2,448	$2,905	$3,445	$2,824
Operating income (b)	$247	$383	$591	$342
Net income (b)	$126	$211	$326	$173
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Corporate Governance and Board Matters" and "Information About FPL Group and Management" in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2009 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business – Executive Officers of FPL Group.

Item 11.  Executive Compensation

The information required by this item will be included in FPL Group's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in FPL Group's Proxy Statement under the heading "Business of the Annual Meeting" and "Information About FPL Group and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in FPL Group's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

FPL Group – The information required by this item will be included in FPL Group's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

FPL – The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2008 and 2007.  The amounts presented below reflect allocations from FPL Group for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2008	2007

Audit fees (a)	$2,559,000	$2,426,000
Audit-related fees (b)	39,000	169,000
Tax fees (c)	33,000	38,000
All other fees (d)	-	-
Total	$2,631,000	$2,633,000
____________________
(a)
Audit fees consist of fees billed for professional services rendered for the audit of FPL's and FPL Group's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and FPL Group's Quarterly Reports on Form 10-Q for the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of FPL Group's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill its responsibility under Public Company Accounting Oversight Board standards.

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

(c)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2008 and 2007, all tax fees paid related to tax compliance services.
(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2008 and 2007, there were no other fees incurred in this category.

In accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), FPL Group's Audit Committee's pre-approval policy for services provided by the independent auditor to FPL and the Charter of the Audit Committee, all services performed by Deloitte & Touche are approved in advance by the Audit Committee.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work or, in cases which meet the de minimus pre-approval exception established by Sarbanes-Oxley, prior to completion of the audit.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements

		Management's Report on Internal Control Over Financial Reporting	51
		Attestation Report of Independent Registered Public Accounting Firm	52
		Report of Independent Registered Public Accounting Firm	53
		FPL Group:
		Consolidated Statements of Income	54
		Consolidated Balance Sheets	55
		Consolidated Statements of Cash Flows	56
		Consolidated Statements of Common Shareholders' Equity	57

		FPL:
		Consolidated Statements of Income	58
		Consolidated Balance Sheets	59
		Consolidated Statements of Cash Flows	60
		Consolidated Statements of Common Shareholder's Equity	61
		Notes to Consolidated Financial Statements	62-100

	2.	Financial Statement Schedules – Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description	FPL Group	FPL

3(i)a	Restated Articles of Incorporation of FPL Group filed December 31, 1984, as amended through July 3, 2006	x
*3(i)b	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)c	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x

Exhibit Number	Description	FPL Group	FPL

*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through October 17, 2008 (filed as Exhibit 3(ii)a to Form 10-Q for the quarter ended September 30, 2008, File No. 1-8841)	x
*3(ii)b	Amended and Restated Bylaws of FPL, as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)		x
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and thirteen Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; and Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612)

		x	x
*4(b)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x

Exhibit Number	Description	FPL Group	FPL

*4(c)
Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) dated as of June 1, 1999 (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
*4(d)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 7 3/8% Debentures, Series due June 1, 2009 (filed as Exhibit 4(d) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(e)	Officer's Certificate of FPL Group Capital, dated August 18, 2006, creating the 5 5/8% Debentures, Series due September 1, 2011 (filed as Exhibit 4 to Form 8-K dated August 18, 2006, File No. 1-8841)	x
*4(f)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the 5.35% Debentures, Series due June 15, 2013 (filed as Exhibit 4(a) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
*4(g)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the Floating Rate Debentures, Series due June 17, 2011 (filed as Exhibit 4(b) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
*4(h)
Officer's Certificate of FPL Group Capital dated December 12, 2008, creating the 7 7/8% Debentures, Series due December 15, 2015 (filed as Exhibit 4 to Form 8-K dated December 12, 2008, File No. 1-8841)

x
*4(i)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities) dated as of March 1, 2004 among FPL Group Capital, FPL Group (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(j)
Preferred Trust Securities Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(k)
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

x
*4(m)
Officer's Certificate of FPL Group Capital and FPL Group, dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044 (filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(n)
Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, among FPL Group Capital, FPL Group (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(o)
Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series A Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(b) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(p)
Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x

Exhibit Number	Description	FPL Group	FPL

*4(q)
Replacement Capital Covenant dated September 19, 2006 by FPL Group Capital and FPL Group relating to FPL Group Capital's Series A and Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(r)
Officer's Certificate of FPL Group Capital and FPL Group dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(s)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(t)
Officer's Certificate of FPL Group Capital and FPL Group dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(u)
Officer's Certificate of FPL Group Capital and FPL Group dated September 18, 2007, creating the Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(v)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series D and Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(w)
Indenture (for Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x
*4(x)
Warrant Agreement by and between Gexa Corp. and Highbridge/Zwirn Special Opportunities Fund, L.P., dated as of July 8, 2004, assumed by FPL Group effective June 17, 2005 (filed by Gexa Corp. as Exhibit 4.1 to Form 8-K dated July 8, 2004, File No. 1-31435)

x
*4(y)
Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures Ltd., dated as of July 19, 2004, assumed by FPL Group effective June 17, 2005 (filed as Exhibit 4(d) to Form 10-Q for the quarter ended June 30, 2005, File No. 1-8841)

x
*4(z)
Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures I LLC, dated as of September 9, 2004, assumed by FPL Group effective June 17, 2005 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended June 30, 2005, File No. 1-8841)

x
*4(aa)
Form of Warrant Agreement to Purchase Shares of Common Stock of Gexa Corp., dated as of November 23, 2004, assumed by FPL Group effective June 17, 2005 (filed as Exhibit 4(f) to Form 10-Q for the quarter ended June 30, 2005, File No. 1-8841)

x
*10(a)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(b)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x

Exhibit Number	Description	FPL Group	FPL

*10(c)	Amended and Restated Supplement to the Restated SERP as it applies to Lewis Hay, III effective January 1, 2005 (filed as Exhibit 10(c) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(d)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
*10(e)
Supplement to the Restated SERP relating to a special credit to certain executive officers and other officers effective February 15, 2008 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)
		x	x
10(f)	Appendix A1 and A2 (revised as of December 12, 2008) to the Restated SERP	x	x
*10(g)	Supplement to the Restated SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr. (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
*10(h)	FPL Group Amended and Restated Long-Term Incentive Plan, effective December 12, 2008 (filed as Exhibit 10(e) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(i)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement (filed as exhibit 10(a) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(j)
Form of FPL Group Amended and Restated Long Term Incentive Plan Performance Share Award Agreement effective February 15, 2007 (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(k)
Form of FPL Group Amended and Restated Long Term Incentive Plan Performance Share Award Agreement effective February 15, 2008 (filed as Exhibit 10(c) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
10(l)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 13, 2009	x	x
*10(m)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(b) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(n)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10 to Form 8-K dated January 28, 2005, File No. 1-8841)	x	x
*10(o)
Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement effective February 15, 2007 (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(p)
Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement effective February 15, 2008 (filed as Exhibit 10(a) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
10(q)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 13, 2009	x	x
*10(r)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x

Exhibit Number	Description	FPL Group	FPL

*10(s)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(t)
Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
10(u)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 13, 2009	x	x
*10(v)	Form of FPL Group Amended and Restated Long Term Incentive Plan Deferred Stock Award Agreement (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)	x	x
*10(w)	2007 FPL Group Annual Incentive Plan (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x	x
*10(x)	FPL Group Executive Annual Incentive Plan as amended and restated on December 12, 2008 (filed as Exhibit 10(a) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(y)	FPL Group Deferred Compensation Plan effective January 1, 2005 (filed as Exhibit 10(d) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(z)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(aa)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(bb)
FPL Group Amended and Restated Non-Employee Directors Stock Plan, as
amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
*10(cc)	FPL Group 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(dd)	Non-Employee Director Compensation Summary effective January 1, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2008, File No. 1-8841)	x
*10(ee)
Form of Amended and Restated Executive Retention Employment Agreement between FPL Group and each of Lewis Hay, III, James L. Robo, Armando J. Olivera, Armando Pimentel, Jr., John A. Stall, F. Mitchell Davidson, Christopher A. Bennett, Robert L. McGrath, James W. Poppell, Antonio Rodriguez and Charles E. Sieving (filed as Exhibit 10(g) to Form 8-K dated December 12, 2008, File No. 1-8841)

		x	x
*10(ff)	Amended and Restated Employment Agreement with Lewis Hay, III dated December 12, 2008 (filed as Exhibit 10(f) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(gg)
Restricted Stock Award and Retention Agreement between FPL Group and K. Michael Davis dated August 28, 2008 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2008, File No. 1-8841)

		x	x
*10(hh)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x

Exhibit Number	Description	FPL Group	FPL

12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of FPL Group	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
____________________
* Incorporated herein by reference

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

Date:  February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 2009:

LEWIS HAY, III	K. MICHAEL DAVIS
Lewis Hay, III Chairman and Chief Executive Officer and Director (Principal Executive Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)
ARMANDO PIMENTEL, JR.
Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Directors:

SHERRY S. BARRAT	OLIVER D. KINGSLEY, JR.
Sherry S. Barrat	Oliver D. Kingsley, Jr.
ROBERT M. BEALL, II	RUDY E. SCHUPP
Robert M. Beall, II	Rudy E. Schupp
J. HYATT BROWN	MICHAEL H. THAMAN
J. Hyatt Brown	Michael H. Thaman
JAMES L. CAMAREN	HANSEL E. TOOKES, II
James L. Camaren	Hansel E. Tookes, II
J. BRIAN FERGUSON	PAUL R. TREGURTHA
J. Brian Ferguson	Paul R. Tregurtha
TONI JENNINGS
Toni Jennings

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

ARMANDO J. OLIVERA
Armando J. Olivera President and Chief Executive Officer and Director (Principal Executive Officer)

Date:  February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 2009:

ARMANDO PIMENTEL, JR.	K. MICHAEL DAVIS
Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	K. Michael Davis Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer)

Directors:

LEWIS HAY, III
Lewis Hay, III JAMES L. ROBO
James L. Robo ANTONIO RODRIGUEZ
Antonio Rodriguez JOHN A. STALL
John A. Stall EDWARD F. TANCER
Edward F. Tancer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.