Form 10-Q
period 2009-06-30
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2009-07-31
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841	FPL GROUP, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY	59-0247775
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

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

FPL Group, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☐ No ☐

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Florida Power & Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of June 30, 2009:  411,461,266 shares.

As of June 30, 2009, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.
——————————————

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth under General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FPL Group, Inc., Florida Power & Light Company, FPL Group Capital Inc and NextEra Energy Resources, LLC each have subsidiaries and affiliates with names that include FPL, NextEra Energy Resources, NextEra Energy, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

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

•
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

•
The operation and maintenance of nuclear facilities involves inherent risks, including environmental, health, regulatory, terrorism and financial risks, that could result in fines or the closure of nuclear units owned by FPL or NextEra Energy Resources, LLC (NextEra Energy Resources), and which may present potential exposures in excess of insurance coverage.

•
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

•	FPL Group and FPL participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth, future income and expenditures.

•	Customer growth and customer usage in FPL's service area affect FPL Group's and FPL's results of operations.

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

•
FPL Group's, FPL Group Capital Inc's (FPL Group Capital) and FPL's inability to maintain their current credit ratings may adversely affect FPL Group's and FPL's liquidity, limit the ability of FPL Group and FPL to grow their businesses, and would likely increase interest costs.

•	FPL Group and FPL are subject to credit and performance risk from third parties under supply and service contracts.

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

•	FPL Group and FPL are subject to employee workforce factors that could adversely affect the businesses and financial condition of FPL Group and FPL.

These and other risk factors are included in Part I, Item 1A. Risk Factors in FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) and investors should refer to those sections of the 2008 Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this combined Form 10-Q.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy and other information about FPL Group and FPL filed electronically with the SEC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

OPERATING REVENUES	$3,811	$3,585	$7,515	$7,020

OPERATING EXPENSES
Fuel, purchased power and interchange	1,797	1,964	3,609	3,690
Other operations and maintenance	672	651	1,291	1,293
Storm cost amortization	7	15	26	25
Depreciation and amortization	428	344	818	677
Taxes other than income taxes	302	298	583	578
Total operating expenses	3,206	3,272	6,327	6,263

OPERATING INCOME	605	313	1,188	757

OTHER INCOME (DEDUCTIONS)
Interest expense	(215)	(195)	(426)	(393)
Equity in earnings of equity method investees	13	26	20	40
Allowance for equity funds used during construction	15	8	31	13
Interest income	17	21	43	36
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(1)	(13)	(54)	(20)
Other - net	7	-	22	7
Total other deductions - net	(164)	(153)	(364)	(317)

INCOME BEFORE INCOME TAXES	441	160	824	440

INCOME TAXES	71	(49)	90	(18)

NET INCOME	$370	$209	$734	$458

Earnings per share of common stock:
Basic	$0.92	$0.52	$1.82	$1.15
Assuming dilution	$0.91	$0.52	$1.81	$1.14

Dividends per share of common stock	$0.4725	$0.4450	$0.945	$0.890

Weighted-average number of common shares outstanding:
Basic	403.7	399.8	403.0	399.5
Assuming dilution	406.4	402.6	405.6	402.3

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2009	December 31, 2008
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$42,183	$41,638
Nuclear fuel	1,397	1,260
Construction work in progress	4,276	2,630
Less accumulated depreciation and amortization	(13,659)	(13,117)
Total property, plant and equipment - net	34,197	32,411

CURRENT ASSETS
Cash and cash equivalents	276	535
Customer receivables, net of allowances of $23 and $29, respectively	1,448	1,443
Other receivables, net of allowances of $2 and $2, respectively	249	264
Materials, supplies and fossil fuel inventory - at average cost	906	968
Regulatory assets:
Deferred clause and franchise expenses	89	248
Securitized storm-recovery costs	67	64
Derivatives	873	1,109
Pension	19	19
Other	4	4
Derivatives	592	433
Other	346	305
Total current assets	4,869	5,392

OTHER ASSETS
Special use funds	3,042	2,947
Prepaid benefit costs	955	914
Other investments	946	923
Regulatory assets:
Securitized storm-recovery costs	672	697
Deferred clause expenses	-	79
Pension	110	100
Unamortized loss on reacquired debt	31	32
Other	156	138
Other	1,426	1,188
Total other assets	7,338	7,018

TOTAL ASSETS	$46,404	$44,821

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,884	4,805
Retained earnings	7,242	6,885
Accumulated other comprehensive income (loss)	114	(13)
Total common shareholders' equity	12,244	11,681
Long-term debt	15,664	13,833
Total capitalization	27,908	25,514

CURRENT LIABILITIES
Commercial paper	1,122	1,835
Notes payable	-	30
Current maturities of long-term debt	660	1,388
Accounts payable	1,255	1,062
Customer deposits	592	575
Accrued interest and taxes	534	374
Regulatory liabilities - deferred clause and franchise revenues	40	11
Derivatives	1,096	1,300
Other	1,351	1,114
Total current liabilities	6,650	7,689

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,347	2,283
Accumulated deferred income taxes	4,322	4,231
Regulatory liabilities:
Accrued asset removal costs	2,194	2,142
Asset retirement obligation regulatory expense difference	518	520
Other	210	218
Derivatives	192	218
Other	2,063	2,006
Total other liabilities and deferred credits	11,846	11,618

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$46,404	$44,821

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$734	$458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	818	677
Nuclear fuel amortization	119	91
Recoverable storm-related costs of FPL	(10)	72
Storm cost amortization	26	25
Unrealized (gains) losses on marked to market energy contracts	27	334
Deferred income taxes	73	86
Cost recovery clauses and franchise fees	268	(302)
Change in prepaid option premiums and derivative settlements	62	(3)
Equity in earnings of equity method investees	(20)	(40)
Distributions of earnings from equity method investees	30	34
Changes in operating assets and liabilities:
Customer receivables	(5)	(183)
Other receivables	17	(13)
Materials, supplies and fossil fuel inventory	62	(233)
Other current assets	(63)	(81)
Other assets	(30)	(105)
Accounts payable	59	660
Customer deposits	17	20
Margin cash collateral	(192)	527
Income taxes	13	(115)
Interest and other taxes	160	129
Other current liabilities	(28)	(31)
Other liabilities	31	(21)
Other - net	(24)	82
Net cash provided by operating activities	2,144	2,068

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,088)	(1,161)
Independent power investments	(1,084)	(1,222)
Nuclear fuel purchases	(167)	(78)
Other capital expenditures	(20)	(13)
Sale of independent power investments	5	-
Proceeds from sale of securities in special use funds	1,711	1,147
Purchases of securities in special use funds	(1,750)	(1,201)
Proceeds from sale of other securities	286	57
Purchases of other securities	(320)	(98)
Other - net	6	39
Net cash used in investing activities	(2,421)	(2,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,372	1,747
Retirements of long-term debt	(1,314)	(1,240)
Net change in short-term debt	(743)	409
Issuances of common stock	83	23
Dividends on common stock	(382)	(356)
Change in funds held for storm-recovery bond payments	4	12
Other - net	(2)	1
Net cash provided by financing activities	18	596

Net increase (decrease) in cash and cash equivalents	(259)	134
Cash and cash equivalents at beginning of period	535	290
Cash and cash equivalents at end of period	$276	$424

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

OPERATING REVENUES	$2,864	$2,871	$5,437	$5,406

OPERATING EXPENSES
Fuel, purchased power and interchange	1,554	1,598	3,024	3,055
Other operations and maintenance	376	379	715	757
Storm cost amortization	7	15	26	25
Depreciation and amortization	265	199	497	395
Taxes other than income taxes	266	264	517	514
Total operating expenses	2,468	2,455	4,779	4,746

OPERATING INCOME	396	416	658	660

OTHER INCOME (DEDUCTIONS)
Interest expense	(79)	(83)	(156)	(169)
Allowance for equity funds used during construction	15	8	31	13
Interest income	-	4	1	8
Other - net	(1)	(3)	(5)	(6)
Total other deductions - net	(65)	(74)	(129)	(154)

INCOME BEFORE INCOME TAXES	331	342	529	506

INCOME TAXES	118	125	189	181

NET INCOME	$213	$217	$340	$325

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2009	December 31, 2008
ELECTRIC UTILITY PLANT
Plant in service	$26,828	$26,497
Nuclear fuel	674	613
Construction work in progress	2,374	1,862
Less accumulated depreciation and amortization	(10,378)	(10,189)
Electric utility plant - net	19,498	18,783

CURRENT ASSETS
Cash and cash equivalents	99	120
Customer receivables, net of allowances of $14 and $19, respectively	859	796
Other receivables, net of allowances of $1 and $1, respectively	205	143
Materials, supplies and fossil fuel inventory - at average cost	572	563
Regulatory assets:
Deferred clause and franchise expenses	89	248
Securitized storm-recovery costs	67	64
Derivatives	873	1,109
Derivatives	8	4
Other	177	125
Total current assets	2,949	3,172

OTHER ASSETS
Special use funds	2,201	2,158
Prepaid benefit costs	1,006	968
Regulatory assets:
Securitized storm-recovery costs	672	697
Deferred clause expenses	-	79
Unamortized loss on reacquired debt	31	32
Other	153	133
Other	232	153
Total other assets	4,295	4,220

TOTAL ASSETS	$26,742	$26,175

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,393	4,393
Retained earnings	2,338	2,323
Total common shareholder's equity	8,104	8,089
Long-term debt	5,789	5,311
Total capitalization	13,893	13,400

CURRENT LIABILITIES
Commercial paper	748	773
Current maturities of long-term debt	40	263
Accounts payable	770	645
Customer deposits	587	570
Accrued interest and taxes	360	449
Regulatory liabilities - deferred clause and franchise revenues	40	11
Derivatives	881	1,114
Other	662	598
Total current liabilities	4,088	4,423

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,789	1,743
Accumulated deferred income taxes	3,407	3,105
Regulatory liabilities:
Accrued asset removal costs	2,194	2,142
Asset retirement obligation regulatory expense difference	518	520
Other	210	218
Other	643	624
Total other liabilities and deferred credits	8,761	8,352

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$26,742	$26,175

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340	$325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	497	395
Nuclear fuel amortization	59	50
Recoverable storm-related costs	(10)	72
Storm cost amortization	26	25
Deferred income taxes	308	339
Cost recovery clauses and franchise fees	268	(302)
Change in prepaid option premiums and derivative settlements	(1)	6
Changes in operating assets and liabilities:
Customer receivables	(63)	(74)
Other receivables	56	(6)
Materials, supplies and fossil fuel inventory	(9)	(112)
Other current assets	(58)	(77)
Other assets	(39)	(48)
Accounts payable	107	545
Customer deposits	17	21
Margin cash collateral	1	442
Income taxes	(357)	(101)
Interest and other taxes	123	127
Other current liabilities	11	16
Other liabilities	20	(8)
Other - net	(20)	45
Net cash provided by operating activities	1,276	1,680

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,088)	(1,161)
Nuclear fuel purchases	(90)	(56)
Proceeds from sale of securities in special use funds	1,198	760
Purchases of securities in special use funds	(1,219)	(806)
Other - net	1	-
Net cash used in investing activities	(1,198)	(1,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	493	589
Retirements of long-term debt	(245)	(224)
Net change in short-term debt	(25)	(519)
Dividends	(325)	(50)
Change in funds held for storm-recovery bond payments	4	12
Other - net	(1)	(1)
Net cash used in financing activities	(99)	(193)

Net increase (decrease) in cash and cash equivalents	(21)	224
Cash and cash equivalents at beginning of period	120	63
Cash and cash equivalents at end of period	$99	$287

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2008 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.  FPL Group and FPL have evaluated subsequent events through July 30, 2009.

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three and six months ended June 30, 2009 and 2008.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
				(millions)

Service cost	$13	$14	$2	$2	$26	$27	$2	$3
Interest cost	27	25	6	6	55	51	12	12
Expected return on plan assets	(60)	(60)	(1)	(1)	(119)	(120)	(1)	(2)
Amortization of transition obligation	-	-	1	1	-	-	2	2
Amortization of prior service benefit	(1)	(1)	-	-	(2)	(2)	-	-
Amortization of gains	(5)	(7)	-	-	(12)	(14)	-	-
Net periodic benefit (income) cost at FPL Group	$(26)	$(29)	$8	$8	$(52)	$(58)	$15	$15
Net periodic benefit (income) cost at FPL	$(18)	$(21)	$6	$6	$(37)	$(42)	$11	$12

2.  Derivative Instruments

FPL Group and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources also provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  Derivative instruments, when required to be marked to market, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While most of NextEra Energy Resources' derivative transactions are entered into for the purpose of managing commodity price risk, and to reduce the impact of volatility in interest rates stemming from changes in variable interest rates on outstanding debt, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis for commodity contracts, and nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item, for interest rate swaps.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.

At June 30, 2009, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through May 2024.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 6.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period, and amounted to approximately $(1) million and $(5) million for the three months ended June 30, 2009 and 2008, respectively, and approximately $9 million and $(13) million for the six months ended June 30, 2009 and 2008, respectively.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	FPL Group		FPL
	June 30, 2009	December 31, 2008	June 30, 2009		December 31, 2008
	(millions)

Current derivative assets (a)	$592	$433	$8		$4
Noncurrent other assets	312	212	20		2
Current derivative liabilities (b)	(1,096)	(1,300)	(881)		(1,114)
Noncurrent derivative liabilities (c)	(192)	(218)	(3	)(d)	(1	)(d)
Total mark-to-market derivative instrument liabilities	$(384)	$(873)	$(856)		$(1,109)
——————————
(a)	At June 30, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $49 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties.
(b)	At June 30, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $205 million and $33 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(c)	At June 30, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $7 million and $25 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(d)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At June 30, 2009 and December 31, 2008, FPL Group had approximately $24 million and $66 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at June 30, 2009 and December 31, 2008, FPL Group had approximately $83 million and $98 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, FPL Group uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents FPL Group’s and FPL’s net derivative liability positions at June 30, 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of FPL Group's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts cannot be contractually settled on a gross basis.

	June 30, 2009
	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$80	$1
Current derivative liabilities	58	4
Noncurrent other assets	24	1
Noncurrent derivative liabilities	44	13
Interest rate swaps:
Current derivative liabilities	-	46
Noncurrent other assets	57	-
Noncurrent derivative liabilities	-	32
Total	$263	$97

Gains (losses) related to FPL Group's cash flow hedges are recorded on FPL Group's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended June 30, 2009					Six Months Ended June 30, 2009
	Commodity Contracts		Interest Rate Swaps		Total	Commodity Contracts		Interest Rate Swaps		Total
	(millions)

Gains (losses) recognized in OCI	$5		$53		$58	$157		$48		$205
Gains (losses) reclassified from accumulated other comprehensive income (AOCI)	$60	(a)	$(5	)(b)	$55	$83	(a)	$(14	)(b)	$69
Gains (losses) recognized in income (c)	$(1	)(a)	$-		$(1)	$9	(a)	$-		$9
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Represents the ineffective portion of the hedging instrument.

For the three and six months ended June 30, 2009, FPL Group recorded a loss of $6 million and $5 million, respectively, on a fair value hedge which is reflected in interest expense in the condensed consolidated statements of income and resulted in a reduction of the related debt.

The fair values of FPL Group's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts cannot be contractually settled on a gross basis.

	June 30, 2009
	FPL Group		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$938	$375	$8	$-
Current derivative liabilities	1,768	3,078	3	884
Noncurrent other assets	370	138	22	2
Noncurrent derivative liabilities	568	755	3	6
Foreign currency swap:
Noncurrent derivative liabilities	-	11	-	-
Total	$3,644	$4,357	$36	$892

Gains (losses) related to FPL Group's derivatives not designated as hedging instruments are recorded on FPL Group's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	(millions)

Commodity contracts:
Operating revenues	$20	(a)	$132	(a)
Fuel, purchased power and interchange	1		28
Foreign currency swap:
Other - net	4		(9)
Total	$25		$151
——————————
(a)
In addition, for the three and six months ended June 30, 2009, FPL recorded approximately $21 million and $546 million, respectively, of losses related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

At June 30, 2009, FPL Group and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	FPL Group(a)		FPL(a)
	(millions)

Power	(38)	mwh(b)	-
Natural gas	839	mmbtu(c)	883	mmbtu(c)
Oil	1	barrels	2	barrels
——————————
(a)
Volume amounts include fixed and index priced derivatives applicable to commodity and basis exposures.  Amounts presented are for derivative contracts only and do not include other commodity contracts for which the normal purchases and normal sales election has been made, or which do not meet the definition of a derivative.

(b)	Megawatt hours
(c)	One million British thermal units

See Note 4 for additional information on interest rate and foreign currency swaps.

Certain of FPL Group's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross default and material adverse change triggers.  At June 30, 2009, the aggregate fair value of FPL Group's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.4 billion ($0.9 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, FPL Group or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL Group Capital’s or FPL’s credit ratings were downgraded to BBB+/Baa1 (a two level downgrade for FPL and a one level downgrade for FPL Group Capital), FPL Group would be required to post collateral of approximately $0.5 billion, substantially all of which relates to FPL.  If FPL Group Capital’s and FPL’s credit ratings were downgraded to below investment grade, FPL Group would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($1.4 billion at FPL).  Some contracts at FPL Group do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or credit-related cross default triggers.  In the event these provisions were triggered, FPL Group could be required to post additional collateral of up to approximately $0.6 billion.

Collateral may be posted in the form of cash or credit support.  At June 30, 2009, FPL Group had posted approximately $0.3 billion ($0.3 billion at FPL) in the form of letters of credit in the normal course of business which could be applied toward the collateral requirements above.  FPL and FPL Group Capital have bank revolving lines of credit in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving lines of credit, maintenance of a specific credit rating is not a condition to drawing upon these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts also contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these clauses, FPL Group and FPL are unable to determine a value for these items and they are not included in any of the quantitative disclosures above.

3.  Fair Value Measurements

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

FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	As of June 30, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group - equity securities	$55	$30		$-	$-	$85
FPL - equity securities	$54	$-		$-	$-	$54
Special use funds:
FPL Group:
Equity securities	$475	$824	(b)	$-	$-	$1,299
U.S. Government and municipal bonds	$216	$679		$-	$-	$895
Corporate debt securities	$-	$326		$-	$-	$326
Mortgage-backed securities	$-	$469		$-	$-	$469
Other debt securities	$-	$53		$-	$-	$53
FPL:
Equity securities	$-	$722	(b)	$-	$-	$722
U.S. Government and municipal bonds	$176	$645		$-	$-	$821
Corporate debt securities	$-	$239		$-	$-	$239
Mortgage-backed securities	$-	$373		$-	$-	$373
Other debt securities	$-	$46		$-	$-	$46
Other investments:
FPL Group:
Equity securities	$2	$5		$-	$-	$7
U.S. Government and municipal bonds	$-	$42		$-	$-	$42
Corporate debt securities	$-	$30		$-	$-	$30	(c)
Mortgage-backed securities	$-	$53		$-	$-	$53	(c)
Other	$4	$-		$-	$-	$4
FPL	$-	$2		$-	$-	$2
Net derivative assets (liabilities):
FPL Group	$(172)	$(800)		$485	$103	$(384	)(d)
FPL	$-	$(864)		$8	$-	$(856	)(d)
——————————
(a)	Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)
At FPL Group, approximately $740 million ($677 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.

(c)
Current maturities of approximately $1 million of corporate debt securities and approximately $6 million of mortgage-backed securities are included in other current assets on FPL Group's condensed consolidated balance sheets.

(d)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group	$109	$-		$-	$-	$109
FPL	$27	$-		$-	$-	$27
Other current assets:
FPL Group	$-	$17		$-	$-	$17
Special use funds:
FPL Group	$536	$2,411	(b)	$-	$-	$2,947
FPL	$149	$2,009	(b)	$-	$-	$2,158
Other investments:
FPL Group	$6	$101		$-	$-	$107
Net derivative assets (liabilities):
FPL Group	$(55)	$(1,227)		$404	$5	$(873	)(c)
FPL	$-	$(1,108)		$(1)	$-	$(1,109	)(c)
——————————
(a)	Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)
At FPL Group, approximately $712 million ($650 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(c)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2009		2008
	FPL Group	FPL	FPL Group	FPL
	(millions)

Fair value of derivatives based on significant unobservable inputs at March 31	$539	$5	$(217)	$(10)
Realized and unrealized gains (losses):
Included in earnings (a)	47	-	(401)	-
Included in regulatory assets and liabilities	-	-	3	3
Settlements	(116)	3	32	-
Net transfers in/out	15	-	12	-
Fair value of derivatives based on significant unobservable inputs at June 30	$485	$8	$(571)	$(7)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date (a)	$49	$-	$(561)	$-
——————————
(a)	Realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.

	Six Months Ended June 30,
	2009		2008
	FPL Group	FPL	FPL Group	FPL
	(millions)

Fair value of derivatives based on significant unobservable inputs at December 31 of prior year	$404	$(1)	$(127)	$(10)
Realized and unrealized gains (losses):
Included in earnings (a)	385	-	(623)	-
Included in regulatory assets and liabilities	5	5	2	2
Settlements	(246)	5	(5)	1
Net transfers in/out	(63)	(1)	182	-
Fair value of derivatives based on significant unobservable inputs at June 30	$485	$8	$(571)	$(7)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date (a)	$321	$1	$(399)	$-
——————————
(a)	Realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.

4.  Financial Instruments

FPL Group and FPL adopted new accounting and disclosure provisions related to other than temporary impairments and the fair value of financial instruments effective for the quarter ended June 30, 2009.  Under the new accounting provisions, an investment in a debt security is required to be assessed for an other than temporary impairment based on whether the entity has an intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized cost basis.  Additionally, if the entity does not expect to recover the amortized cost of a debt security, an impairment is recognized in earnings equal to the estimated credit loss.  For debt securities held as of April 1, 2009 for which an other than temporary impairment had been previously recognized but for which assessment under the new accounting provisions indicates the impairment is temporary, FPL Group recorded an adjustment to increase April 1, 2009 retained earnings by approximately $5 million with a corresponding reduction in AOCI.

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At June 30, 2009 and December 31, 2008, other investments of FPL Group, not included in the table below, included financial instruments of approximately $43 million and $39 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	June 30, 2009				December 31, 2008
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
FPL Group:
Other current assets	$4		$4	(a)	$9	$9	(a)
Special use funds	$3,042	(b)	$3,042	(a)	$2,947	$2,947	(a)
Other investments:
Notes receivable	$534		$529	(c)	$534	$524	(c)
Debt securities	$125	(d)	$125	(a)	$105 (d)	$105	(a)
Equity securities	$35		$51	(e)	$27	$43	(e)
Long-term debt, including current maturities	$16,324		$16,373	(f)	$15,221	$15,152	(f)
Interest rate swaps - net unrealized losses	$(21)		$(21	)(g)	$(78)	$(78	)(g)
Foreign currency swaps - net unrealized losses	$(11)		$(11	)(g)	$(4)	$(4	)(g)

FPL:
Special use funds	$2,201	(b)	$2,201	(a)	$2,158	$2,158	(a)
Long-term debt, including current maturities	$5,829		$6,042	(f)	$5,574	$5,652	(f)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)
See Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,694 million and $1,146 million, respectively ($1,433 million and $646 million, respectively, for FPL).

(c)
Classified as held to maturity, of which $500 million is carried at cost which approximates fair value. The balance is based on market prices provided by external sources.  Additionally, includes maturity dates ranging from 2014 to 2033.

(d)
Classified as trading securities.  Approximately $7 million and $8 million, respectively, of current maturities are included in other current assets in FPL Group's condensed consolidated balance sheets.

(e)	Modeled internally.
(f)	Based on market prices provided by external sources.
(g)	Based on market prices modeled internally.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $119 million and FPL Group's and FPL's nuclear decommissioning fund assets of $2,923 million and $2,082 million, respectively, at June 30, 2009.  Securities held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value based on quoted market prices.  For FPL's special use funds, consistent with regulatory treatment, market adjustments, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For FPL Group's non-rate regulated operations, market adjustments result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as an expense in FPL Group's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2009 of approximately seven years at both FPL Group and FPL.  FPL's storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately three years.  The cost of securities sold is determined using the specific identification method.

The realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	Three Months Ended June 30, 2009
	FPL Group	FPL
	(millions)

Realized gains	$10	$5
Realized losses	$12	$11
Proceeds from sale of securities	$835	$682

The total unrealized gains and losses on all available for sale securities and the fair value of available for sale securities in an unrealized loss position are as follows:

	June 30, 2009
	FPL Group (a)				FPL (a)
	Unrealized Gains	Unrealized Losses	Fair Value		Unrealized Gains	Unrealized Losses	Fair Value
				(millions)

Equity securities	$170	$-	$-		$85	$-	$-
U.S. Government and municipal bonds	$28	$6	$262		$27	$5	$220
Corporate debt securities	$17	$3	$47		$11	$2	$36
Mortgage-backed securities	$21	$5	$52		$18	$5	$38
Other debt securities	$2	$-	$10		$1	$-	$8
——————————
(a)
At June 30, 2009, FPL Group had 79 securities in an unrealized loss position for greater than twelve months, including 54 securities for FPL.  The total unrealized loss on these securities was less than $10 million and the fair value was approximately $96 million for FPL Group, including less than $9 million of unrealized losses with a fair value of approximately $83 million for FPL.  Consistent with regulatory treatment for FPL, marketable securities held in special use funds are classified as available for sale and are carried at market value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.

Regulations issued by the Federal Energy Regulatory Commission (FERC) and the U.S. Nuclear Regulatory Commission (NRC) provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NextEra Energy Resources' nuclear plants are contained in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for NextEra Energy Resources' Seabrook nuclear plant, decommissioning fund contributions and withdrawals are also regulated by the Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

The nuclear decommissioning funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL.  The funds' assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps - FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.

At June 30, 2009, the estimated fair values for FPL Group's interest rate and foreign currency swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$16
Cash flow hedges - NextEra Energy Resources:
$57	December 2003	December 2017	4.245%	Variable	(b)	(3)
$19	April 2004	December 2017	3.845%	Variable	(b)	(1)
$176	December 2005	November 2019	4.905%	Variable	(b)	(14)
$459	January 2007	January 2022	5.390%	Variable	(c)	(43)
$138	January 2008	September 2011	3.2050%	Variable	(b)	(4)
$359	January 2009	December 2016	2.680%	Variable	(b)	10
$124	January 2009(d)	December 2023	3.725%	Variable	(b)	3
$79	January 2009	December 2023	2.578%	Variable	(e)	5
$21	March 2009	December 2016	2.655%	Variable	(b)	1
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
$341	May 2009	May 2017	3.015%	Variable	(b)	8
$106	May 2009	May 2024	4.663%	Variable	(b)	1
Total cash flow hedges						(37)
Total interest rate hedges						$(21)
Foreign currency swaps - FPL Group Capital:
$141	December 2008	December 2011	Variable (f)	Variable	(g)	$(11)
$146	June 2009	December 2011	4.11%	Variable	(g)	-
Total foreign currency swaps						$(11)
——————————
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR
(d)	Exchange of payments does not begin until December 2016
(e)	Three-month Banker's Acceptance Rate
(f)	Three-month LIBOR plus 2.14%
(g)	Three-month Japanese yen LIBOR plus 1.75%

5.  Income Taxes

FPL Group's effective income tax rate for the three months ended June 30, 2009 and 2008 was approximately 16.2% and (30.3)%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $69 million and $79 million, respectively, related to NextEra Energy Resources' wind projects.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  The corresponding rates and amounts for the six months ended June 30, 2009 and 2008 were approximately 10.9% and (4.2)%, respectively, and approximately $141 million and $146 million, respectively.

FPL Group recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  FPL Group uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

FPL Group's effective income tax rate for the three months ended June 30, 2009 also reflects a $17 million benefit (convertible investment tax credits (ITCs) tax benefit) related to the effect on the estimated annual effective income tax rate of expected book/tax basis differences resulting from additional incentives NextEra Energy Resources expects to receive under the American Recovery and Reinvestment Act of 2009 (Recovery Act) for certain wind projects expected to be placed in service in 2009.

FPL Group's effective income tax rate for the six months ended June 30, 2009 also reflects the following:

•	an approximately $18 million benefit (foreign tax benefit) reflecting the reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations;
•	a $17 million benefit (state tax benefit) related to a change in state tax law that extended the carry forward period of ITCs on certain wind projects; and
•	a $32 million convertible ITCs tax benefit.

6.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended June 30,
	2009	2008
	(millions)

Net income of FPL Group	$370	$209
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $2 tax expense and $141 tax benefit, respectively)	3	(210)
Reclassification from AOCI to net income (net of $24 tax benefit and $10 tax expense, respectively)	(35)	16
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (net of $21 and $13 tax expense, respectively)	32	19
Reclassification from AOCI to net income (net of $1 and $0.3 tax expense, respectively)	3	2
Net unrealized gains (losses) on available for sale securities (net of $35 tax expense and $2 tax benefit, respectively)	49	(3)
Defined benefit pension and other benefits plans (net of $1 and $0.8 tax benefit, respectively)	(1)	(1)
Net unrealized gains on foreign currency translation (net of $3 tax expense)	6	-
Comprehensive income of FPL Group	$427	$32

	Six Months Ended June 30,
	2009	2008
	(millions)

Net income of FPL Group	$734	$458
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $64 tax expense and $205 tax benefit, respectively)	93	(306)
Reclassification from AOCI to net income (net of $32 tax benefit and $20 tax expense, respectively)	(47)	30
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (net of $19 and $1 tax expense, respectively)	29	-
Reclassification from AOCI to net income (net of $5 tax expense in 2009)	9	2
Net unrealized gains (losses) on available for sale securities (net of $33 tax expense and $16 tax benefit, respectively)	47	(24)
Defined benefit pension and other benefits plans (net of $1 and $2 tax benefit, respectively)	(2)	(3)
Net unrealized gains on foreign currency translation (net of $2 tax expense)	3	-
Comprehensive income of FPL Group	$866	$157

Approximately $47 million of gains included in FPL Group's AOCI at June 30, 2009 is expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  AOCI is separately displayed on the condensed consolidated balance sheets of FPL Group.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a variable interest entity (VIE) from which it leases nuclear fuel for its nuclear units.  FPL is considered the primary beneficiary of this VIE because, in the case of default by the VIE on its debt, FPL would be required to purchase the VIE's nuclear fuel and because FPL guarantees the VIE's debt.  The VIE has issued commercial paper to fund the procurement of nuclear fuel and FPL has provided a $600 million guarantee to support the commercial paper program.  Under certain lease termination circumstances, the associated debt, which consists primarily of commercial paper (approximately $376 million and $347 million at June 30, 2009 and December 31, 2008, respectively) would become due.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a net carrying value of approximately $374 million and $338 million at June 30, 2009 and December 31, 2008, respectively.

FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a Florida Public Service Commission (FPSC) financing order.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds outstanding at June 30, 2009 and December 31, 2008 were approximately $591 million and $611 million, respectively, which are included in long-term debt and current maturities of long-term debt on FPL Group's and FPL's condensed consolidated balance sheets.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  The consolidated assets of the VIE were approximately $607 million and $628 million at June 30, 2009 and December 31, 2008, respectively, and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on FPL Group's and FPL's balance sheets.

FPL identified two potential VIEs, both of which are considered qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the projects.  FPL entered into a power purchase agreement (PPA) with one of the projects in 1990 to purchase substantially all of the project's electrical output through 2024.  For each mwh provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which was determined at the time the PPA was executed, and was based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The project has a capacity of 250 megawatts (mw).  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended June 30, 2009 and 2008, FPL purchased 335,064 mwh and 371,625 mwh, respectively, from the project at a total cost of approximately $41 million and $37 million, respectively.  During the six months ended June 30, 2009 and 2008, FPL purchased 808,829 mwh and 850,448 mwh, respectively, from the project at a total cost of approximately $83 million and $78 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.  FPL also entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  During the fourth quarter of 2007, a change in ownership of the Facility occurred, triggering the need to reevaluate whether the Facility is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the Facility contains no provisions which legally obligate the Facility to release this information to FPL.  During the three months ended June 30, 2009 and 2008, FPL purchased 419,992 mwh and 524,568 mwh, respectively, from the Facility at a total cost of approximately $55 million and $53 million, respectively.  During the six months ended June 30, 2009 and 2008, FPL purchased 827,077 mwh and 1,127,812 mwh, respectively, from the Facility at a total cost of approximately $107 million and $111 million, respectively.  The PPA does not expose FPL to losses since the energy payments made by FPL to the Facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Facility in order to determine if it is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.

FPL Group - In 2004, a trust created by FPL Group sold 12 million 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust.  The junior subordinated debentures are FPL Group's maximum exposure to loss.  The junior subordinated debentures outstanding at both June 30, 2009 and December 31, 2008 were approximately $309 million, which are included in long-term debt on FPL Group's condensed consolidated balance sheets.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Rules and Interpretations - Variable Interest Entities.

8.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions, except per share amounts)

Numerator - net income	$370	$209	$734	$458

Denominator:
Weighted-average number of common shares outstanding - basic	403.7	399.8	403.0	399.5
Restricted stock, performance share awards, options, warrants and equity units (a)	2.7	2.8	2.6	2.8
Weighted-average number of common shares outstanding - assuming dilution	406.4	402.6	405.6	402.3

Earnings per share of common stock:
Basic	$0.92	$0.52	$1.82	$1.15
Assuming dilution	$0.91	$0.52	$1.81	$1.14
——————————
(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Restricted stock, performance share awards, options, warrants and equity units are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.8 million and 0.3 million for the three months ended June 30, 2009 and 2008, respectively, and 0.9 million and 0.4 million for the six months ended June 30, 2009 and 2008, respectively.

Continuous Offering of FPL Group Common Stock - In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  During the three and six months ended June 30, 2009, FPL Group received gross proceeds through the sale and issuance of common stock under this agreement of approximately $26 million and $65 million, respectively, consisting of 450,000 shares and 1,210,000 shares, respectively, at an average price of $57.08 and $53.95 per share, respectively.

9.  Debt

Debt issuances and borrowings by subsidiaries of FPL Group during the six months ended June 30, 2009 were as follows:

Date Issued	Company	Debt Issued	Interest Rate	Principal Amount	Maturity Date
				(millions)

January 2009	NextEra Energy Resources subsidiary	Canadian dollar denominated limited-recourse senior secured term loan	Variable	$76	2023	(a)
January 2009	FPL Group Capital	Term loan	Variable	$72	2011
March 2009	FPL Group Capital	Debentures	6.00%	$500	2019
March 2009	FPL	First mortgage bonds	5.96%	$500	2039
March 2009	FPL Group Capital	Junior subordinated debentures	8.75%	$375	2069
March 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	$22	2016	(b)
May 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured term loan	Variable	$343	2017	(b)
May 2009	FPL Group Capital	Debentures related to FPL Group's equity units	3.60%	$350	2014
June 2009	FPL Group Capital	Japanese yen denominated term loan	Variable	$146	2011
June 2009	FPL Group Capital	Term loan	Variable	$50	2011
——————————
(a)
Proceeds from this loan were used to repay a portion of the NextEra Energy Resources subsidiary's Canadian dollar denominated variable rate term loan maturing in 2011.  In March 2009, the remaining balance of the term loan maturing in 2011 was paid off.

(b)	Partially amortizing with a balloon payment at maturity.

In May 2009, FPL Group sold $350 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a purchase contract issued by FPL Group and, initially, a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of a Series C Debenture due June 1, 2014 issued by FPL Group Capital (see table above).  Total annual distributions on the equity units will be at the rate of 8.375%, consisting of interest on the debentures (3.60% per year) and payments under the stock purchase contracts (4.775% per year).  The interest rate on the debentures is expected to be reset on or after December 1, 2011.  Each stock purchase contract will require the holder to purchase FPL Group common stock for cash, which can be satisfied from proceeds raised from remarketing the FPL Group Capital debentures, based on a price per share range of $55.67 to $66.80 no later than the settlement date of June 1, 2012.  The debentures are fully and unconditionally guaranteed by FPL Group.

In 2008, FPL entered into a reclaimed water agreement with Palm Beach County (PBC) to provide FPL's West County Energy Center with reclaimed water for cooling purposes beginning in January 2011.  Under the reclaimed water agreement, FPL is to construct a reclaimed water system that PBC will legally own and operate.  The reclaimed water agreement also requires PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system, including reimbursing FPL for costs it incurred prior to issuance of the bonds.  On July 22, 2009, PBC issued approximately $68 million principal amount of Palm Beach County, Florida Water and Sewer Revenue Bonds, Series 2009 with coupon rates ranging from 4.000% to 5.250% and maturity dates ranging from 2011 to 2040.  Under the reclaimed water agreement, FPL will pay PBC an operating fee for the reclaimed water delivered, which will be used by PBC to, among other things, service the principal of and interest on the bonds.  The portion of the operating fee related to PBC's servicing principal of and interest on the bonds will be paid by FPL annually as to principal and semi-annually as to interest, beginning October 2011, until final maturity of the bonds.  FPL does not have a direct obligation to the bondholders; however, if FPL or PBC were to terminate the reclaimed water agreement, FPL would be obligated to continue to pay the portion of the operating fee intended to reimburse PBC for costs related to issuance of the bonds, including amounts to be used by PBC to service the principal of and interest on the bonds.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and FPL Group will record electric utility plant in service and other property as costs are incurred and long-term debt as costs are reimbursed to FPL.

10.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer-specific requirements and maintain its fiber-optic network.

At June 30, 2009, planned capital expenditures for the remainder of 2009 through 2013 were estimated as follows:

	2009	2010	2011	2012	2013	Total
	(millions)
FPL:
Generation: (a)
New (b) (c) (d)	$710	$1,205	$865	$350	$25	$3,155
Existing	355	680	610	515	430	2,590
Transmission and distribution	295	865	925	930	975	3,990
Nuclear fuel	90	135	215	220	265	925
General and other	95	290	315	300	230	1,230
Total	$1,545	$3,175	$2,930	$2,315	$1,925	$11,890

NextEra Energy Resources:
Wind (e)	$1,085	$20	$20	$20	$10	$1,155
Nuclear (f)	180	410	300	270	290	1,450
Natural gas	40	60	75	85	50	310
Other	60	55	45	35	35	230
Total	$1,365	$545	$440	$410	$385	$3,145

FPL FiberNet	$30	$30	$20	$20	$20	$120
——————————
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $31 million, $53 million, $30 million and $4 million in 2009 to 2012, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $37 million, $143 million, $363 million, $51 million and $22 million in 2009 to 2013, respectively.

(d)
Excludes: capital expenditures of approximately $2.2 billion for the modernization of the Cape Canaveral and Riviera power plants for the period from early-2010 (when a decision regarding approval by the Florida Power Plant Siting Board (Siting Board), comprised of the Florida governor and cabinet, is expected) through 2013; construction costs of approximately $2.5 billion during the period 2012 to 2013 for the two additional nuclear units at FPL's Turkey Point site (construction costs will not begin until license approval is received from the NRC, which is expected in 2012); and capital expenditures of approximately $1.6 billion, including AFUDC, for an approximately 300-mile underground natural gas pipeline in Florida, which FPL is proposing to build.

(e)
Includes capital expenditures for new wind projects that have been identified and related transmission.  NextEra Energy Resources expects to add new wind generation of approximately 1,000 mw in 2009 and in 2010 and 1,000 mw to 2,000 mw in 2011 and in 2012, subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.  The cost of the planned wind additions for the 2010 through 2012 period is estimated to be approximately $2 billion to $4 billion in each year, which is not included in the table above.

(f)	Includes nuclear fuel.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  Additionally, at June 30, 2009, subsidiaries of FPL Group, other than FPL, in the normal course of business, have guaranteed certain debt service, fuel and turbine purchase payments of non-consolidated entities of NextEra Energy Resources or certain other third parties.  The terms of the guarantees are equal to the terms of the related agreements/contracts, with remaining terms ranging from less than one year to nine years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2009 was approximately $130 million.  At June 30, 2009, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for amounts paid under the guarantees.  At June 30, 2009, the fair value of these guarantees was not material.

Certain subsidiaries of NextEra Energy Resources have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the NextEra Energy Resources subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that it is unlikely to experience a material exposure as a result of these liquidated damages' provisions.

Contracts - In addition to the planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2010, approximately 1,330 mw annually from mid-2010 to mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 740 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from August 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 800 mw of power with expiration dates ranging from December 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into several contracts primarily for the purchase of wind turbines and towers and related construction activities, approximately $1.3 billion of which is included in the planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2009 through 2036, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2009 through 2023.

The required capacity and/or minimum payments under these contracts as of June 30, 2009 were estimated as follows:

	2009	2010	2011	2012	2013	Thereafter
FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$110	$230	$210	$210	$210	$550
Qualifying facilities (b)	$160	$290	$260	$270	$250	$2,670
Other electricity suppliers (b)	$30	$10	$10	$5	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$50	$40	$-	$-	$-	$-
Natural gas, including transportation and storage (c)	$1,100	$1,925	$1,370	$555	$515	$4,325
Coal (c)	$45	$70	$20	$-	$-	$-

NextEra Energy Resources (d)	$1,200	$225	$105	$105	$80	$875
——————————
(a)
Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $154 million and $146 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $307 million and $290 million for the six months ended June 30, 2009 and 2008, respectively.

(b)
Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $108 million and $126 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $204 million and $242 million for the six months ended June 30, 2009 and 2008, respectively.

(c)	Recoverable through the fuel clause.
(d)	Includes termination payments primarily associated with wind turbine contracts beyond 2009.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet started construction or, if started, have not yet completed construction.  These agreements range from 15 to 25 years in length and contain firm commitments by FPL totaling up to approximately $175 million annually or $4.3 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the FERC and/or completion of construction of the facilities in 2011.

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

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $175 million ($102 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through securitization provisions pursuant to Florida law or through surcharges approved by the FPSC.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

Legal Proceedings - In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997.  The EPA has made revisions to its civil penalty rule such that the maximum penalty is $27,500 per day for each violation from January 31, 1997 through March 15, 2004, $32,500 per day for each violation from March 16, 2004 through January 12, 2009 and $37,500 per day for each violation thereafter.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

In February 2009, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues in this case have been closed by the FERC.  If FMPA is successful in its petition, any reduction in FPL's network service rates also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  FPL’s position, which was approved by the FERC, was to reduce its current network service rates by $0.04 per kilowatt (kw) per month, which resulted in FPL issuing refunds of approximately $4 million to FMPA and $2 million to Seminole in March 2008.   FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which, if upheld, would result in an additional refund obligation to FMPA of approximately $25 million, and approximately $16 million to Seminole, at June 30, 2009.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in December 2010.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of renewable energy credits each year and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The NextEra Energy Resources Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contract.  In August 2008, the judge issued a final judgment pursuant to which the contract is not terminated and neither party will recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.

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

Regulatory Proceedings - In February 2008, a fault occurred at an FPL substation causing a system loss of about 3,400 mw of generating capacity, which left approximately 596,000 FPL customers without power.  Power was restored to approximately two-thirds of affected customers within one hour and all customers were restored within three hours.  FPL's investigation into the root cause of the problem determined the fault occurred as a result of human error.  In March 2008, the Florida Reliability Coordinating Council (FRCC) initiated an investigation of the event and the FERC opened a nonpublic formal investigation to determine whether the event involved any violations of mandatory reliability standards.  The North American Electric Reliability Corporation (NERC) is participating in both investigations.  In November 2008, the FRCC's event analysis team issued its final report on the outage, which did not identify any potential violations of NERC reliability standards by FPL.  Following a period of fact finding and written correspondence by and between FPL and the FERC enforcement staff, FPL and the FERC staff have been engaged in continuing discussions to determine whether the investigation can be resolved by settlement. FPL believes that, absent settlement, the FERC staff will pursue formal enforcement proceedings in which FPL expects the FERC may assert up to 25 or more violations of the reliability standards.  The statutory penalty for any violation of a reliability standard is up to $1 million per day.  FPL believes that, in any such enforcement proceeding, the FERC may assert that some of the alleged violations have continued from January 1, 2008, or earlier.

In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in base rates and charges effective January 2010 and an additional permanent base rate increase effective January 2011.  To address the addition of FPL's West County Energy Center Unit No. 3 and any subsequent power plant additions, FPL is also requesting FPSC approval to continue the Generation Base Rate Adjustment (GBRA) mechanism previously approved by the FPSC as part of the stipulation and settlement agreement regarding FPL's 2005 base rate case.  If approved, the requested permanent base rate increases would increase annual retail base revenues by approximately $1 billion in 2010 and an additional $250 million in 2011.  FPL's requested increases are based on a regulatory return on common equity of 12.5% and exclude amounts associated with the proposed extension of the GBRA mechanism and certain proposed cost recovery clause adjustments.  FPSC hearings on this base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates and other terms that are different from those that FPL has requested.  The 2005 rate agreement and its provisions will terminate on the date new retail base rates become effective pursuant to an FPSC order.

In addition to the legal and regulatory proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  In the event that FPL Group and FPL, or their affiliates, do not prevail in these legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of these legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended June 30,
	2009				2008
	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated
				(millions)

Operating revenues	$2,864	$911	$36	$3,811	$2,871	$663	$51	$3,585
Operating expenses	$2,468	$700	$38	$3,206	$2,455	$765	$52	$3,272
Net income (loss) (b)	$213	$186	$(29)	$370	$217	$3	$(11)	$209

	Six Months Ended June 30,
	2009				2008
	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated
				(millions)

Operating revenues	$5,437	$2,000	$78	$7,515	$5,406	$1,517	$97	$7,020
Operating expenses	$4,779	$1,466	$82	$6,327	$4,746	$1,423	$94	$6,263
Net income (loss) (b)	$340	$438	$(44)	$734	$325	$167	$(34)	$458

	June 30, 2009				December 31, 2008
	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated
				(millions)

Total assets	$26,742	$18,369	$1,293	$46,404	$26,175	$17,157	$1,489	$44,821
——————————
(a)
NextEra Energy Resources' interest expense is based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with differential membership interests sold by a NextEra Energy Resources subsidiary in 2007 is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	See Note 5 for a discussion of NextEra Energy Resources' tax benefits related to PTCs that were recognized based on its tax sharing agreement with FPL Group.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interests in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2009				2008
	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

Operating revenues	$-	$949	$2,862	$3,811	$-	$716	$2,869	$3,585
Operating expenses	1	(740)	(2,467)	(3,206)	(1)	(818)	(2,453)	(3,272)
Interest expense	(4)	(136)	(75)	(215)	(4)	(112)	(79)	(195)
Other income (deductions) - net	380	40	(369)	51	218	33	(209)	42
Income (loss) before income taxes	377	113	(49)	441	213	(181)	128	160
Income tax expense (benefit)	7	(54)	118	71	4	(178)	125	(49)
Net income (loss)	$370	$167	$(167)	$370	$209	$(3)	$3	$209
——————————
(a)	Represents FPL and consolidating adjustments.

	Six Months Ended June 30,
	2009				2008
	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

Operating revenues	$-	$2,084	$5,431	$7,515	$-	$1,618	$5,402	$7,020
Operating expenses	(1)	(1,553)	(4,773)	(6,327)	(1)	(1,521)	(4,741)	(6,263)
Interest expense	(8)	(270)	(148)	(426)	(9)	(224)	(160)	(393)
Other income (deductions) - net	756	31	(725)	62	474	66	(464)	76
Income (loss) before income taxes	747	292	(215)	824	464	(61)	37	440
Income tax expense (benefit)	13	(112)	189	90	6	(205)	181	(18)
Net income (loss)	$734	$404	$(404)	$734	$458	$144	$(144)	$458
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	June 30, 2009				December 31, 2008
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$2	$17,977	$29,877	$47,856	$2	$16,554	$28,972	$45,528
Less accumulated depreciation and amortization	-	(3,281)	(10,378)	(13,659)	-	(2,928)	(10,189)	(13,117)
Total property, plant and equipment - net	2	14,696	19,499	34,197	2	13,626	18,783	32,411
CURRENT ASSETS
Cash and cash equivalents	-	177	99	276	-	414	121	535
Receivables	282	779	636	1,697	339	948	420	1,707
Other	23	1,094	1,779	2,896	19	1,016	2,115	3,150
Total current assets	305	2,050	2,514	4,869	358	2,378	2,656	5,392
OTHER ASSETS
Investment in subsidiaries	12,125	-	(12,125)	-	11,511	-	(11,511)	-
Other	487	2,937	3,914	7,338	251	2,695	4,072	7,018
Total other assets	12,612	2,937	(8,211)	7,338	11,762	2,695	(7,439)	7,018
TOTAL ASSETS	$12,919	$19,683	$13,802	$46,404	$12,122	$18,699	$14,000	$44,821

CAPITALIZATION
Common shareholders' equity	$12,244	$4,021	$(4,021)	$12,244	$11,681	$3,422	$(3,422)	$11,681
Long-term debt	-	9,875	5,789	15,664	-	8,522	5,311	13,833
Total capitalization	12,244	13,896	1,768	27,908	11,681	11,944	1,889	25,514
CURRENT LIABILITIES
Debt due within one year	-	994	788	1,782	-	2,217	1,036	3,253
Accounts payable	1	489	765	1,255	-	421	641	1,062
Other	213	1,300	2,100	3,613	265	887	2,222	3,374
Total current liabilities	214	2,783	3,653	6,650	265	3,525	3,899	7,689
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	558	1,789	2,347	-	539	1,744	2,283
Accumulated deferred income taxes	57	931	3,334	4,322	(78)	1,153	3,156	4,231
Regulatory liabilities	-	-	2,922	2,922	-	-	2,880	2,880
Other	404	1,515	336	2,255	254	1,538	432	2,224
Total other liabilities and deferred credits	461	3,004	8,381	11,846	176	3,230	8,212	11,618
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,919	$19,683	$13,802	$46,404	$12,122	$18,699	$14,000	$44,821
——————————
(a)	Represents FPL and consolidating adjustments.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2009				2008
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$361	$833	$950	$2,144	$338	$441	$1,289	$2,068

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power investments and nuclear fuel purchases	-	(1,181)	(1,178)	(2,359)	(1)	(1,256)	(1,217)	(2,474)
Sale of independent power investments	-	5	-	5	-	-	-	-
Other - net	(53)	(48)	34	(67)	-	(3)	(53)	(56)
Net cash used in investing activities	(53)	(1,224)	(1,144)	(2,421)	(1)	(1,259)	(1,270)	(2,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,879	493	2,372	-	1,159	588	1,747
Retirements of long-term debt	-	(1,069)	(245)	(1,314)	-	(1,016)	(224)	(1,240)
Net change in short-term debt	-	(718)	(25)	(743)	-	928	(519)	409
Issuances of common stock	83	-	-	83	23	-	-	23
Dividends on common stock	(382)	-	-	(382)	(356)	-	-	(356)
Other - net	(9)	62	(51)	2	(4)	(343)	360	13
Net cash provided by (used in) financing activities	(308)	154	172	18	(337)	728	205	596

Net increase (decrease) in cash and cash equivalents	-	(237)	(22)	(259)	-	(90)	224	134
Cash and cash equivalents at beginning of period	-	414	121	535	-	227	63	290
Cash and cash equivalents at end of period	$-	$177	$99	$276	$-	$137	$287	$424
——————————
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2008 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

FPL Group and NextEra Energy Resources segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges but which do not qualify for hedge accounting and the ineffective portion of transactions accounted for as cash flow hedges.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.

FPL Group's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings does not represent a substitute for net income, as prepared in accordance with generally accepted accounting principles.

In March 2009, FPL, certain subsidiaries of NextEra Energy Resources and certain nuclear plant joint owners signed a settlement agreement (spent fuel settlement agreement) with the U.S. Government agreeing to dismiss with prejudice lawsuits filed against the U.S. Government seeking damages caused by the U.S. Department of Energy's failure to dispose of spent nuclear fuel from FPL's and NextEra Energy Resources' nuclear plants.  As a result of the spent fuel settlement agreement, in the first quarter of 2009 FPL Group reduced its property, plant and equipment balances by $107 million ($83 million for FPL) and operating expenses by $15 million ($12 million for FPL) and increased operating revenues by $9 million.  The spent fuel settlement agreement increased FPL Group's first quarter 2009 net income by approximately $16 million ($9 million for FPL).  The amount received from the U.S. Government related to property, plant and equipment is netted against capital expenditures of FPL and independent power investments on FPL's and FPL Group’s condensed consolidated statements of cash flows.  Through June 30, 2009, FPL Group has collected approximately $124 million ($82 million for FPL) of the amount due from the U.S. Government and has paid approximately $23 million ($5 million for FPL) to the joint owners of certain of its nuclear plants.  An additional payment of approximately $30 million ($18 million for FPL) from the U.S. Government is pending.  FPL and NextEra Energy Resources will continue to pay fees to the U.S. Government's nuclear waste fund.

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 11):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(millions)

FPL	$213	$217	$(4)	$340	$325	$15
NextEra Energy Resources	186	3	183	438	167	271
Corporate and Other	(29)	(11)	(18)	(44)	(34)	(10)
FPL Group Consolidated	$370	$209	$161	$734	$458	$276

The decrease in FPL's results for the three months ended June 30, 2009 reflects lower retail customer usage partly offset by higher equity component of AFUDC (AFUDC - equity).  The increase for the six-month period reflects the spent fuel settlement agreement, lower operations and maintenance (O&M) expenses and higher AFUDC - equity, partly offset by lower retail customer usage.

NextEra Energy Resources' results for the three and six months ended June 30, 2009 reflect additional earnings from new investments, the convertible ITCs tax benefit in the three-month period and foreign, state and convertible ITCs tax benefits in the six-month period (see Note 5), the absence of planned and unplanned outages at the Seabrook nuclear facility, favorable margins from NextEra Energy Resources' retail energy provider and, for the six-month period, the spent fuel settlement agreement.  These results were partially offset by lower results in the remainder of the existing portfolio due to unfavorable market conditions in the Electric Reliability Council of Texas (ERCOT) region and lower wind generation due to a lower wind resource this year and a particularly strong wind resource last year and, during the six-month period, a refueling outage at the Duane Arnold nuclear facility.  In addition, interest expense and administrative and general expenses for the three- and six-month periods were higher to support growth of the business.  FPL Group's and NextEra Energy Resources' net income for the three months ended June 30, 2009 reflects net unrealized mark-to-market after-tax losses from non-qualifying hedges of $31 million while in the prior period net income reflects $157 million of such losses.  FPL Group's and NextEra Energy Resources' net income for the six months ended June 30, 2009 reflects net unrealized mark-to-market after-tax losses from non-qualifying hedges of $1 million while in the prior period net income reflects $209 million of such losses.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  For the three months ended June 30, 2008, NextEra Energy Resources recorded $9 million of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  There were no OTTI reversals for the three months ended June 30, 2009 or 2008.  For the six months ended June 30, 2009 and 2008, NextEra Energy Resources recorded $31 million and $12 million, respectively, of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  For the six months ended June 30, 2009, NextEra Energy Resources had approximately $2 million of after-tax OTTI reversals; there were no such OTTI reversals for the six months ended June 30, 2008.

The decline in results for Corporate and Other in the 2009 periods is primarily due to consolidating income tax adjustments.

FPL - FPL's net income for the three months ended June 30, 2009 and 2008 was $213 million and $217 million, respectively, a decrease of $4 million.  FPL's net income for the six months ended June 30, 2009 and 2008 was $340 million and $325 million, respectively, an increase of $15 million.  The decrease for the three-month period reflects lower retail customer usage partly offset by higher AFUDC - equity.  The increase for the six-month period reflects the spent fuel settlement agreement, lower O&M expenses and higher AFUDC - equity, partly offset by lower retail customer usage.

In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in base rates and charges effective January 2010 and an additional permanent base rate increase effective January 2011.  To address the addition of FPL's West County Energy Center Unit No. 3 and any subsequent power plant additions, FPL is also requesting FPSC approval to continue the GBRA mechanism previously approved by the FPSC as part of the stipulation and settlement agreement regarding FPL's 2005 base rate case.  If approved, the requested permanent base rate increases would increase annual retail base revenues by approximately $1 billion in 2010 and an additional $250 million in 2011.  FPL's requested increases are based on a regulatory return on common equity of 12.5% and exclude amounts associated with the proposed extension of the GBRA mechanism and certain proposed cost recovery clause adjustments.  FPSC hearings on this base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates and other terms that are different from those that FPL has requested.  The 2005 rate agreement and its provisions will terminate on the date new retail base rates become effective pursuant to an FPSC order.  FPL expects that retail base revenues will increase approximately $65 million in 2009 when retail base rates are changed pursuant to the GBRA mechanism to reflect the placements in service of West County Energy Center Unit Nos. 1 and 2, which are expected to occur in the third quarter of 2009 and fourth quarter of 2009, respectively.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions)

Retail base	$966	$989	$1,759	$1,811
Fuel cost recovery	1,422	1,460	2,747	2,791
Other cost recovery clauses and pass-through costs	429	373	833	707
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	47	49	98	97
Total	$2,864	$2,871	$5,437	$5,406

For the three months ended June 30, 2009, a decrease in the average number of retail customers of 0.3% decreased retail base revenues by approximately $3 million while a 2.5% decrease in usage per retail customer, primarily reflecting factors other than weather conditions, decreased retail base revenues by approximately $20 million.  For the six months ended June 30, 2009, a decrease in the average number of retail customers of 0.4% decreased retail base revenues by approximately $7 million while a 3.4% decrease in usage per retail customer, primarily reflecting factors other than weather conditions, decreased retail base revenues by approximately $45 million.  The decline FPL experienced in the average number of retail customers in the fourth quarter of 2008 as well as a continued decline in non-weather related retail customer usage, which FPL believes is reflective of the economic slowdown and housing crisis that has affected the country and the state of Florida, has continued into 2009.  FPL is unable to predict whether growth in customers and non-weather related customer usage will return to previous trends.  The decline in retail customer usage for the six months ended June 30, 2009 also reflects one less day of sales in 2009, as 2008 was a leap year.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M expenses and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements; any resulting gains or losses are passed through the fuel clause.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $873 million and $1,109 million at June 30, 2009 and December 31, 2008, respectively.  The decrease in fuel revenues for the three months ended June 30, 2009 reflects approximately $58 million attributable to lower energy sales partly offset by approximately $20 million related to a higher average fuel factor.  The decrease in fuel revenues for the six months ended June 30, 2009 reflects approximately $115 million attributable to lower energy sales partly offset by approximately $71 million related to a higher average fuel factor.  The increase in revenues from other cost recovery clauses and pass-through costs for both the three- and six-month periods is primarily due to additional revenues associated with the nuclear cost recovery rule.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions)

Fuel and energy charges during the period	$1,433	$1,841	$2,517	$3,078
Net collection of previously deferred retail fuel costs	1	-	256	-
Net deferral of retail fuel costs	-	(371)	-	(267)
Other, primarily capacity charges net of any capacity deferral	120	128	251	244
Total	$1,554	$1,598	$3,024	$3,055

The decrease in fuel and energy charges for the three months ended June 30, 2009 reflects lower fuel and energy prices of approximately $353 million and $55 million attributable to lower energy sales.  The decrease in fuel and energy charges for the six months ended June 30, 2009 reflects lower fuel and energy prices of approximately $455 million and $106 million attributable to lower energy sales.  At June 30, 2009, approximately $25 million of retail fuel costs were deferred pending refund to retail customers in a subsequent period.  The decrease from December 31, 2008 to June 30, 2009 in deferred clause and franchise expenses and the increase in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets totaled approximately $268 million and positively affected FPL Group's and FPL's cash flows from operating activities for the six months ended June 30, 2009.

FPL's O&M expenses decreased $3 million for the three months ended June 30, 2009 reflecting lower fossil generation and distribution costs of approximately $4 million and $10 million, respectively, partly offset by higher medical and other employee benefit costs of $13 million and a reserve for ongoing regulatory matters.  FPL's O&M expenses decreased $42 million for the six months ended June 30, 2009 reflecting lower nuclear, fossil generation and distribution costs of approximately $21 million, $16 million and $22 million, respectively, partly offset by higher medical and other employee benefit costs of $14 million and a reserve for ongoing regulatory matters.  The decline in nuclear costs for the six months ended June 30, 2009 reflects a reimbursement of costs expected under the terms of the spent fuel settlement agreement, as well as lower costs related to plant improvement initiatives and refueling and maintenance outages.  The decline in fossil generation costs is primarily due to differences in the timing of plant overhauls which are expected to occur later this year.  The decline in distribution costs reflects lower support costs and the timing of work activities.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses in 2009 to exceed the 2008 level, primarily due to the absence of an environmental insurance policy termination which occurred in the fourth quarter of 2008, as well as higher expected nuclear, fossil generation, transmission, customer service, information management and other support costs and employee benefit costs.

Depreciation and amortization expense for the three and six months ended June 30, 2009 increased $66 million and $102 million, respectively, reflecting the amortization of approximately $62 million and $94 million, respectively, of pre-construction costs associated with FPL's planned nuclear units recovered under the nuclear cost recovery rule and higher depreciation on transmission and distribution facilities (collectively, approximately $5 million and $11 million, respectively).  For the six months ended June 30, 2009, these increases were partially offset by a reduction in depreciation due to the spent fuel settlement agreement.

The decline in interest expense for the three and six months ended June 30, 2009 is primarily due to a decline in average interest rates of approximately 34 basis points and 40 basis points, respectively, partly offset by higher average debt balances.  The decline in interest expense also reflects a higher debt component of AFUDC.  The increase in AFUDC - equity for the three and six months ended June 30, 2009 is primarily attributable to additional AFUDC - equity on three natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's West County Energy Center in western Palm Beach County, Florida.  The decline in interest income reflects lower average investment balances and lower average interest rates.

FPL is currently constructing three units at its West County Energy Center, which are expected to be placed in service in the third quarter of 2009, in the fourth quarter of 2009 and in mid-2011, respectively.  In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by the end of 2012.  In 2008, the FPSC approved FPL's plan to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be placed in service by 2013 and 2014, respectively.  Siting Board approval is pending and a decision is expected in early 2010.  In April 2009, FPL filed a need petition with the FPSC for an approximately 300-mile underground natural gas pipeline in Florida, which, if approved, is projected to be in service in 2014.  The pipeline would supply natural gas to the Cape Canaveral and Riviera power plants following modernization.  An FPSC decision is expected in September 2009.  The pipeline requires additional approvals from, among others, the Siting Board.

In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020.  The two units combined are expected to add approximately 2,200 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the process.  In 2009, FPL began recovering under the capacity clause, in accordance with the FPSC's nuclear cost recovery rule, pre-construction costs associated with the planned nuclear units and carrying charges (equal to the pretax AFUDC rate) on construction costs associated with the addition of approximately 400 mw of baseload capacity at its existing nuclear units.  Substantially all of these costs are subject to a prudence review by the FPSC.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.

NextEra Energy Resources - NextEra Energy Resources' net income for the three months ended June 30, 2009 and 2008 was $186 million and $3 million, respectively, an increase of $183 million.  NextEra Energy Resources' net income for the six months ended June 30, 2009 and 2008 was $438 million and $167 million, respectively, an increase of $271 million.  The primary drivers, on an after-tax basis, of these increases were as follows:

	Increase (Decrease)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(millions)

New investments (a)	$37	$96
Existing assets (a)	(9)	(40)
Full energy and capacity requirements services and trading	35	29
Asset sale	-	3
Interest expense, differential membership costs and other	(15)	(8)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	126	208
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals	9	(17)
Net income increase	$183	$271
——————————
(a)
Includes PTCs and ITCs on wind projects and ITCs on solar projects as well as tax benefits from convertible ITCs under the Recovery Act (see Note 5) but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	See Note 2 and discussion above related to derivative instruments.

The increase in NextEra Energy Resources' results from new investments reflects the addition of over 1,370 mw of wind generation during or after the three and six months ended June 30, 2008.  In addition, results from new investments for the three months ended June 30, 2009 include the convertible ITCs tax benefit and for the six months ended June 30, 2009 included state and convertible ITCs tax benefits (see Note 5).  Results from NextEra Energy Resources' existing asset portfolio decreased in both the three- and six-month periods ended June 30, 2009, primarily due to unfavorable market conditions in the ERCOT region and lower wind generation due to a lower wind resource this year and a particularly strong wind resource last year, and decreased during the six-month period due to a refueling outage at the Duane Arnold nuclear facility.  During the three- and six-month periods, these decreased results from the existing asset portfolio were partially offset by the absence of outages at the Seabrook nuclear facility, favorable commodity margins from NextEra Energy Resources’ retail energy provider and, in the six-month period, the spent fuel settlement agreement.

NextEra Energy Resources' results for the three and six months ended June 30, 2009 reflect higher gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

The asset sale represents the sale of wind development rights in the first quarter of 2009.  The increase in interest expense, differential membership costs and other for the three and six months ended June 30, 2009 reflects higher interest expense and corporate general and administrative costs due to growth of the business.  For the six-month period, these increases were partially offset by the foreign tax benefit (see Note 5).

During the three months ended June 30, 2009, NextEra Energy Resources recorded net unrealized mark-to-market after-tax losses from non-qualifying hedges of approximately $31 million while in the prior period NextEra Energy Resources recorded $157 million of such losses.  During the six months ended June 30, 2009, NextEra Energy Resources recorded net unrealized mark-to-market after-tax losses from non-qualifying hedges of approximately $1 million while in the prior period NextEra Energy Resources recorded $209 million of such losses.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  For the three months ended June 30, 2008 NextEra Energy Resources recorded $9 million of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  There were no OTTI reversals for the three months ended June 30, 2009 or 2008.  For the six months ended June 30, 2009 and 2008, NextEra Energy Resources recorded $31 million and $12 million, respectively, of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  For the six months ended June 30, 2009, NextEra Energy Resources had approximately $2 million of after-tax OTTI reversals; there were no such OTTI reversals for the six months ended June 30, 2008.

Operating revenues for the three months ended June 30, 2009 increased $248 million primarily due to losses of $58 million on unrealized mark-to-market non-qualifying hedge activity during the three months ended June 30, 2009 compared to $336 million of such losses in the prior period.  Operating revenues for the six months ended June 30, 2009 increased $483 million primarily due to gains of $32 million on unrealized mark-to-market non-qualifying hedge activity during the six months ended June 30, 2009 compared to $540 million of such losses in the prior period.  Excluding this mark-to-market activity, operating revenues decreased due to unfavorable market conditions in the ERCOT region and lower wind resource partially offset by the absence of planned and unplanned outages at the Seabrook nuclear facility.

Operating expenses for the three months ended June 30, 2009 decreased $65 million, reflecting $7 million of unrealized mark-to-market gains from non-qualifying hedges compared to $76 million of gains on such hedges in the prior period.  Operating expenses for the six months ended June 30, 2009 increased $43 million, reflecting $32 million of unrealized mark-to-market losses from non-qualifying hedges compared to $200 million of gains on such hedges in the prior period.  Excluding these mark-to-market changes, which are reflected in fuel, purchased power and interchange expense in FPL Group's condensed consolidated statements of income, operating expenses decreased primarily due to lower fuel costs, partly offset by project additions and higher corporate general and administrative expenses to support the growth of NextEra Energy Resources' business.

Equity in earnings of equity method investees for the three and six months ended June 30, 2009 decreased $13 million and $20 million, respectively, due to the absence of certain favorable contractual provisions which benefited the prior periods at a project in the PJM Interconnection, L.L.C. region.  NextEra Energy Resources' interest expense for the three and six months ended June 30, 2009 increased $16 million and $31 million, respectively, reflecting higher average debt balances to support growth of the business, partly offset by slightly lower average interest rates.

FPL Group's effective income tax rate for all periods presented reflects PTCs for wind projects at NextEra Energy Resources.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $69 million and $141 million for the three and six months ended June 30, 2009, respectively, and approximately $79 million and $146 million for the comparable periods in 2008.  In addition, FPL Group's effective income tax rate for the three months ended June 30, 2009 was affected by the convertible ITCs tax benefit and for the six months ended June 30, 2009 was affected by the foreign, state and convertible ITCs tax benefits.  See Note 5.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources expects to add approximately 1,000 mw of new wind generation in 2009, of which approximately 820 mw are either under construction or have obtained applicable internal approvals for construction, and approximately 1,000 mw in 2010.  NextEra Energy Resources expects to add approximately 1,000 mw to 2,000 mw of new wind generation in 2011 and in 2012.  In addition, NextEra Energy Resources intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.  Currently, in the United States, 29 states have renewable portfolio standards requiring electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary by state, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest expense to NextEra Energy Resources based on a deemed capital structure at NextEra Energy Resources of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with differential membership interests sold by a NextEra Energy Resources subsidiary in 2007 is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(29)	$(23)	$(57)	$(47)
Interest income	7	5	20	7
Federal and state income tax (expenses) benefits	(7)	7	(13)	5
Other	-	-	6	1
Net loss	$(29)	$(11)	$(44)	$(34)

The increase in interest expense for the three and six months ended June 30, 2009 reflects additional debt outstanding partly offset by lower average interest rates of approximately 38 basis points and 89 basis points, respectively.  The increase in interest income reflects additional earnings on energy-related loans made to a third party by an FPL Group Capital subsidiary and, for the six months ended June 30, 2009, higher interest recorded on unrecognized tax benefits.  The federal and state income tax expenses and benefits reflect consolidating income tax adjustments.  Other includes all other corporate income and expenses, as well as other business activities.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, borrowings, and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  FPL Group, FPL and FPL Group Capital access the credit and capital markets as significant sources of liquidity for capital requirements that are not satisfied by operating cash flows.  The inability of FPL Group, FPL and FPL Group Capital to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

The global and domestic credit and capital markets have experienced unprecedented levels of volatility and disruption.  This has significantly affected the cost and available sources of liquidity in the financial markets.  FPL and FPL Group Capital have continued to have access to commercial paper and short- and long-term credit and capital markets.  If capital and credit market conditions change, this could alter spending plans at FPL and NextEra Energy Resources.

Available Liquidity - At June 30, 2009, FPL Group's total net available liquidity was approximately $5.1 billion, of which FPL's portion was approximately $1.7 billion.  The components of each company's net available liquidity at June 30, 2009 were as follows:

				Maturity Date
	FPL	FPL Group Capital	FPL Group Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving lines of credit (a)	$2,473	$3,917	$6,390	(b)	(b)
Less letters of credit	(343)	(382)	(725)
	2,130	3,535	5,665

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-
	250	-	250

Subtotal	2,380	3,535	5,915

Cash and cash equivalents	99	177	276
Less commercial paper	(748)	(374)	(1,122)

Net available liquidity	$1,731	$3,338	$5,069
——————————
(a)
Provide for the issuance of letters of credit up to $6,390 million ($2,473 million for FPL) and are available to support FPL's and FPL Group Capital's commercial paper programs and short-term borrowings and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.  FPL's bank revolving lines of credit are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)
$17 million of FPL's and $40 million of FPL Group Capital's bank revolving lines of credit expire in 2012.  The remaining portion of bank revolving lines of credit for FPL and FPL Group Capital expire in 2013.

As of July 30, 2009, 37 banks participate in FPL's and FPL Group Capital's credit facilities and FPL's revolving term loan facility, with no one bank providing more than 8% of the combined credit facilities and FPL's revolving term loan facility.  In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At June 30, 2009, each of FPL Group and FPL was in compliance with its required ratio.

In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  During the three and six months ended June 30, 2009, FPL Group received gross proceeds through the sale and issuance of common stock under this agreement of approximately $26 million and $65 million, respectively, consisting of 450,000 shares and 1,210,000 shares, respectively, at an average price of $57.08 and $53.95 per share, respectively.

At June 30, 2009, FPL had the capacity to absorb up to approximately $194 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At June 30, 2009, FPL Group had standby letters of credit of approximately $975 million ($355 million for FPL) and approximately $9.2 billion notional amount of guarantees ($648 million for FPL), of which approximately $7.1 billion ($365 million for FPL) have expirations within the next five years.  An aggregate of approximately $725 million of the standby letters of credit at June 30, 2009 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind development, the commercial paper program of FPL's consolidated VIE from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  At June 30, 2009, FPL Group and FPL accordingly did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  Due to declines in the value of investments held in the nuclear decommissioning trusts for Duane Arnold and Point Beach Nuclear Power Plant (Point Beach), the balances in those trusts are currently less than the NRC minimum funding requirements.  In July 2009, NextEra Energy Resources submitted its proposed plan to the NRC for providing financial assurance for decommissioning funding for Duane Arnold and Point Beach under which FPL Group Capital would increase its existing decommissioning funding parent guarantees from a total of approximately $93 million to approximately $160 million by December 31, 2009.  The ultimate amount of the guarantees could vary depending on the market performance of the investments held in the trusts and on the NRC's position on NextEra Energy Resources' proposed plan.  See Note 10 - Commitments.

Certain subsidiaries of NextEra Energy Resources have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the NextEra Energy Resources subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that it is unlikely to experience a material exposure as a result of these liquidated damages' provisions.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of July 30, 2009, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  As of July 30, 2009, FPL Group and FPL Group Capital had approximately $1.9 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $1.0 billion of board-authorized available capacity.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	FPL Group		FPL
	Six Months Ended June 30,
	2009	2008	2009	2008
		(millions)

Net cash provided by operating activities	$2,144	$2,068	$1,276	$1,680
Net cash used in investing activities	(2,421)	(2,530)	(1,198)	(1,263)
Net cash provided by (used in) financing activities	18	596	(99)	(193)
Net increase (decrease) in cash and cash equivalents	$(259)	$134	$(21)	$224

FPL Group's cash and cash equivalents decreased for the six months ended June 30, 2009 reflecting capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt, the payment of common stock dividends to FPL Group shareholders and the payment of margin cash collateral to NextEra Energy Resources' counterparties.  These outflows were partially offset by the receipt of cash from the net issuance of long-term debt and the recovery of fuel costs.

FPL Group's cash flows from operating activities for the six months ended June 30, 2009 reflect cash generated by net income, the recovery by FPL of fuel costs for prior period deferrals and an increase in other taxes at FPL primarily due to property taxes, which are payable in the fourth quarter.  These inflows were partially offset by the payment of margin cash collateral to NextEra Energy Resources' counterparties as a result of changing energy prices.

FPL Group's cash flows from investing activities for the six months ended June 30, 2009 reflect capital investments, including nuclear fuel purchases, of approximately $1.2 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $1.2 billion.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.

During the six months ended June 30, 2009, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $2.5 billion, including $83 million in proceeds from the issuance of common stock, primarily under FPL Group’s continuous offering agreement (see Available Liquidity above), and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issued	Interest Rate	Principal Amount	Maturity Date
				(millions)

January 2009	NextEra Energy Resources subsidiary	Canadian dollar denominated limited-recourse senior secured term loan	Variable	$76	2023	(a)
January 2009	FPL Group Capital	Term loan	Variable	72	2011
March 2009	FPL Group Capital	Debentures	6.00%	500	2019
March 2009	FPL	First mortgage bonds	5.96%	500	2039
March 2009	FPL Group Capital	Junior subordinated debentures	8.75%	375	2069
March 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	22	2016	(b)
May 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured term loan	Variable	343	2017	(b)
May 2009	FPL Group Capital	Debentures related to FPL Group's equity units	3.60%	350	2014
June 2009	FPL Group Capital	Japanese yen denominated term loan	Variable	146	2011
June 2009	FPL Group Capital	Term loan	Variable	50	2011
				$2,434
——————————
(a)
Proceeds from this loan were used to repay a portion of the NextEra Energy Resources subsidiary's Canadian dollar denominated variable rate term loan maturing in 2011.  In March 2009, the remaining balance of the term loan maturing in 2011 was paid off.

(b)	Partially amortizing with a balloon payment at maturity.

During the six months ended June 30, 2009, FPL Group paid approximately $2.4 billion in connection with financing activities, including $625 million for FPL Group Capital debt maturities, $225 million for maturing FPL first mortgage bonds, approximately $303 million principal repayments on NextEra Energy Resources debt, approximately $141 million of FPL Group Capital debt payments including principal prepayment on a term loan and repurchase of junior subordinated debentures, approximately $20 million principal repayment on FPL subsidiary storm-recovery bonds, the net decrease in short-term debt of $743 million (comprised of $718 million and $25 million at FPL Group Capital and FPL, respectively) and $382 million for the payment of dividends on FPL Group’s common stock.

During the six months ended June 30, 2009, indirect wholly-owned subsidiaries of NextEra Energy Resources and FPL Group Capital entered into interest rate swap agreements.  See Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

FPL Group's cash and cash equivalents increased for the six months ended June 30, 2008 reflecting cash generated by net income, the receipt of cash from the net issuance of long-term debt, the return and receipt of margin cash collateral from counterparties, storm-related insurance proceeds, a decrease in customer receivables and an increase in accounts payable.  These inflows were partially offset by capital investments, the payment of common stock dividends to FPL Group shareholders and a net decrease in short-term debt.

In 2008, FPL entered into a reclaimed water agreement with PBC to provide FPL's West County Energy Center with reclaimed water beginning in January 2011.  Under the reclaimed water agreement, FPL is to construct a reclaimed water system that PBC will legally own and operate.  The reclaimed water agreement also requires PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system.  On July 22, 2009, PBC issued approximately $68 million principal amount of bonds.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and FPL Group will record electric utility plant in service and other property as costs are incurred and long-term debt as costs are reimbursed to FPL.  See Note 9.

New Accounting Rules and Interpretations

Variable Interest Entities - In June 2009, new accounting guidance was issued which modifies the consolidation model in previous guidance and expands the required disclosure related to VIEs.  FPL Group and FPL will be required to adopt the new accounting guidance on January 1, 2010.  FPL Group and FPL are currently evaluating the impact of the new accounting guidance.  See Note 7.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,
	2009				2008
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total

Balances at December 31 of prior year	$5	$(25)	$7	$(13)	$(81)	$143	$54	$116
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $64 tax expense and $205 tax benefit, respectively)	93	-	-	93	(306)	-	-	(306)
Reclassification from AOCI to net income (net of $32 tax benefit and $20 tax expense, respectively)	(47)	-	-	(47)	30	-	-	30
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (net of $19 and $1 tax expense, respectively)	29	-	-	29	-	-	-	-
Reclassification from AOCI to net income (net of $5 tax expense in 2009)	9	-	-	9	2	-	-	2
Net unrealized gains (losses) on available for sale securities (net of $33 tax expense and $16 tax benefit, respectively)	-	-	47	47	-	-	(24)	(24)
Adjustments between AOCI and retained earnings	-	-	(5)	(5)	-	-	(1)	(1)
Defined benefit pension and other benefits plans (net of $1 and $2 tax benefit, respectively)	-	(2)		(2)	-	(4)	-	(4)
Net unrealized loss on foreign currency translation (net of $2 tax expense)	-	-	3	3	-	-	-	-
Balances at June 30	$89	$(27)	$52	$114	$(355)	$139	$29	$(187)

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and NextEra Energy Resources, use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  See Note 2.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2009 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Three months ended June 30, 2009
Fair value of contracts outstanding at March 31, 2009	$105	$194	$242	$(1,326)	$(785)
Reclassification to realized at settlement of contracts	(53)	(52)	(60)	491	326
Effective portion of changes in fair value recorded in OCI	-	-	5	-	5
Ineffective portion of changes in fair value recorded in earnings	-	(1)	-	-	(1)
Changes in fair value excluding reclassification to realized	21	-	-	(21)	-
Fair value of contracts outstanding at June 30, 2009	73	141	187	(856)	(455)
Net option premium payments (receipts)	(78)	17	-	-	(61)
Net margin cash collateral paid					164
Total mark-to-market energy contract net assets (liabilities) at June 30, 2009	$(5)	$158	$187	$(856)	$(352)

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Six months ended June 30, 2009
Fair value of contracts outstanding at December 31, 2008	$56	$143	$114	$(1,108)	$(795)
Reclassification to realized at settlement of contracts	(48)	(107)	(84)	800	561
Effective portion of changes in fair value recorded in OCI	-	-	157	-	157
Ineffective portion of changes in fair value recorded in earnings	-	9	-	-	9
Changes in fair value excluding reclassification to realized	65	96	-	(548)	(387)
Fair value of contracts outstanding at June 30, 2009	73	141	187	(856)	(455)
Net option premium payments (receipts)	(78)	17	-	-	(61)
Net margin cash collateral paid					164
Total mark-to-market energy contract net assets (liabilities) at June 30, 2009	$(5)	$158	$187	$(856)	$(352)

FPL Group's total mark-to-market energy contract net assets (liabilities) at June 30, 2009 shown above are included in the condensed consolidated balance sheet as follows:

June 30, 2009
(millions)

Current derivative assets	$592
Noncurrent other assets	255
Current derivative liabilities	(1,051)
Noncurrent derivative liabilities	(148)
FPL Group's total mark-to-market energy contract net assets (liabilities)	$(352)

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2009 were as follows:

	Maturity
	2009	2010	2011	2012	2013	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(84)	$(152)	$(9)	$(12)	$(5)	$-	$(262)
Significant other observable inputs	3	(23)	1	2	1	-	(16)
Significant unobservable inputs	186	131	27	2	5	-	351
Total	105	(44)	19	(8)	1	-	73

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	25	28	(10)	(2)	-	-	41
Significant other observable inputs	16	13	(3)	(7)	(14)	(31)	(26)
Significant unobservable inputs	57	50	10	4	2	3	126
Total	98	91	(3)	(5)	(12)	(28)	141

Owned Assets - OCI:
Quoted prices in active markets for identical assets	4	26	17	2	-	-	49
Significant other observable inputs	89	52	-	(3)	-	-	138
Significant unobservable inputs	-	-	-	-	-	-	-
Total	93	78	17	(1)	-	-	187

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(842)	(22)	-	-	-	-	(864)
Significant unobservable inputs	-	5	3	-	-	-	8
Total	(842)	(17)	3	-	-	-	(856)

Total sources of fair value	$(546)	$108	$36	$(14)	$(11)	$(28)	$(455)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2008 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Three months ended June 30, 2008
Fair value of contracts outstanding at March 31, 2008	$56	$(224)	$(245)	$464	$51
Reclassification to realized at settlement of contracts	(5)	(18)	26	(150)	(147)
Effective portion of changes in fair value recorded in OCI	-	-	(351)	-	(351)
Ineffective portion of changes in fair value recorded in earnings	-	(4)	-	-	(4)
Changes in fair value excluding reclassification to realized	(9)	(242)	-	684	433
Fair value of contracts outstanding at June 30, 2008	42	(488)	(570)	998	(18)
Net option premium payments (receipts)	(17)	21	-	-	4
Net margin cash collateral received	-	(15)	-	(379)	(394)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2008	$25	$(482)	$(570)	$619	$(408)

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Six months ended June 30, 2008
Fair value of contracts outstanding at December 31, 2007	$2	$(138)	$(109)	$(119)	$(364)
Reclassification to realized at settlement of contracts	1	(63)	49	(77)	(90)
Effective portion of changes in fair value recorded in OCI	-	-	(510)	-	(510)
Ineffective portion of changes in fair value recorded in earnings	-	(13)	-	-	(13)
Changes in fair value excluding reclassification to realized	39	(274)	-	1,194	959
Fair value of contracts outstanding at June 30, 2008	42	(488)	(570)	998	(18)
Net option premium payments (receipts)	(17)	21	-	-	4
Net margin cash collateral received	-	(15)	-	(379)	(394)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2008	$25	$(482)	$(570)	$619	$(408)

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  In December 2008, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and, in June 2009, FPL Group Capital entered into a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.  The fair value of these cross currency swaps was not material at June 30, 2009.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2009 and December 31, 2008, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total
	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group
	(millions)

December 31, 2008	$-	$5	$5	$86	$54	$31	$86	$58	$30
June 30, 2009	$-	$6	$6	$45	$41	$24	$45	$44	$27

Average for the period ended June 30, 2009	$-	$6	$6	$62	$36	$27	$62	$39	$27
——————————
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	June 30, 2009			December 31, 2008
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
FPL Group:
Fixed income securities:
Special use funds	$1,743	$1,743	(a)	$1,867	$1,867	(a)
Other investments	$125	$125	(a)	$105	$105	(a)
Long-term debt, including current maturities	$16,324	$16,373	(b)	$15,221	$15,152	(b)
Interest rate swaps - net unrealized losses	$(21)	$(21	)(c)	$(78)	$(78	)(c)

FPL:
Fixed income securities - special use funds	$1,479	$1,479	(a)	$1,510	$1,510	(a)
Long-term debt, including current maturities	$5,829	$6,042	(b)	$5,574	$5,652	(b)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2009, the estimated fair values for FPL Group's interest rate swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$16
Cash flow hedges - NextEra Energy Resources:
$57	December 2003	December 2017	4.245%	Variable	(b)	(3)
$19	April 2004	December 2017	3.845%	Variable	(b)	(1)
$176	December 2005	November 2019	4.905%	Variable	(b)	(14)
$459	January 2007	January 2022	5.390%	Variable	(c)	(43)
$138	January 2008	September 2011	3.2050%	Variable	(b)	(4)
$359	January 2009	December 2016	2.680%	Variable	(b)	10
$124	January 2009(d)	December 2023	3.725%	Variable	(b)	3
$79	January 2009	December 2023	2.578%	Variable	(e)	5
$21	March 2009	December 2016	2.655%	Variable	(b)	1
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
$341	May 2009	May 2017	3.015%	Variable	(b)	8
$106	May 2009	May 2024	4.663%	Variable	(b)	1
Total cash flow hedges						(37)
Total interest rate hedges						$(21)
——————————
(a)	Three-month LIBOR plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR
(d)	Exchange of payments does not begin until December 2016
(e)	Three-month Banker's Acceptance Rate

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $795 million ($337 million for FPL) at June 30, 2009.

Equity price risk - Included in the nuclear decommissioning funds of FPL Group are marketable equity securities carried at their market value of approximately $1,299 million and $1,080 million ($722 million and $648 million for FPL) at June 30, 2009 and December 31, 2008, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $121 million ($68 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at June 30, 2009.

Credit risk - For all derivative and contractual transactions, FPL Group's energy marketing and trading operations, which include FPL's energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Relevant considerations when assessing FPL Group's energy marketing and trading operations' credit risk exposure include:

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2009, approximately 97% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

FPL Group and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal and regulatory proceedings that could have a material effect on FPL Group or FPL, see Item 3. Legal Proceedings and Note 15 - Legal and Regulatory Proceedings to Consolidated Financial Statements in the 2008 Form 10-K for FPL Group and FPL and Note 10 - Legal Proceedings and Regulatory Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in FPL Group's and FPL's 2008 Form 10-K.  The factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2008 Form 10-K, as well as other information set forth in this report, which could materially adversely affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described in FPL Group's and FPL's 2008 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases made by FPL Group of its common stock is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

04/01/09 - 04/30/09	132	$51.17	-	20,000,000
05/01/09 - 05/31/09	2,516	$55.61	-	20,000,000
06/01/09 - 06/30/09	3,233	$58.20	-	20,000,000
Total	5,881	$56.93	-
——————————
(a)
Represents shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan.

(b)
In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of FPL Group's shareholders was held on May 22, 2009.  Of the 410,788,460 shares of common stock outstanding on the record date of March 23, 2009, a total of 349,767,159 shares (or 85.15% of the outstanding shares) were represented in person or by proxy.

The following directors were elected effective May 22, 2009:

	For	Withheld

Sherry S. Barrat	250,069,534	99,697,625
Robert M. Beall, II	271,446,134	78,321,025
J. Hyatt Brown	328,562,704	21,204,455
James L. Camaren	272,193,539	77,573,620
J. Brian Ferguson	272,047,699	77,719,460
Lewis Hay, III	333,752,237	16,014,922
Toni Jennings	270,296,577	79,470,582
Oliver D. Kingsley, Jr.	339,049,151	10,718,008
Rudy E. Schupp	339,155,525	10,611,634
Michael H. Thaman	339,359,753	10,407,406
Hansel E. Tookes, II	336,970,686	12,796,473
Paul R. Tregurtha	270,945,867	78,821,292

The vote ratifying the appointment of Deloitte & Touche LLP as FPL Group's independent registered public accounting firm for 2009 was 343,727,113 for, 4,740,244 against and 1,299,802 abstaining.

The vote to approve the material terms under the FPL Group Amended and Restated Long Term Incentive Plan for payment of performance-based compensation as required by Internal Revenue Code section 162(m) was 268,642,165 for, 18,460,726 against and 2,084,594 abstaining.  There were also 60,579,674 broker non-votes.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

*4(a)
Purchase Contract Agreement dated as of May 1, 2009, between FPL Group and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 22, 2009, File No. 1-8841)
x

*4(b)
Pledge Agreement, dated as of May 1, 2009, among FPL Group, Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent and Trustee (filed as Exhibit 4(b) to Form 8-K dated May 22, 2009, File No. 1-8841)
x

*4(c)	Officer's Certificate of FPL Group Capital, dated May 26, 2009, creating the Series C Debentures due June 1, 2014 (filed as Exhibit 4(c) to Form 8-K dated May 22, 2009, File No. 1-8841)	x

10(a)	FPL Group Amended and Restated Long Term Incentive Plan, most recently amended and restated on May 22, 2009	x	x

10(b)	Executive Retention Employment Agreement between FPL Group and Joseph T. Kelliher	x	x

10(c)	Appendix A2 (revised as of May 21, 2009) to the FPL Group Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005	x	x

12(a)	Computation of Ratios	x

12(b)	Computation of Ratios		x

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x

31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x

32(a)	Section 1350 Certification of FPL Group	x

32(b)	Section 1350 Certification of FPL		x

101.INS	XBRL Instance Document of FPL Group	x

101.SCH	XBRL Schema Document	x

101.PRE	XBRL Presentation Linkbase Document	x

101.CAL	XBRL Calculation Linkbase Document	x

101.LAB	XBRL Label Linkbase Document	x

101.DEF	XBRL Definition Linkbase Document	x
——————————
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

Date:  July 30, 2009

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)