Form 10-Q
period 2009-09-30
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2009-10-30
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  common stock, $0.01 par value, outstanding as of September 30, 2009:  413,347,264 shares.

As of September 30, 2009, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.
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

•
The use of derivative contracts by FPL Group and FPL in the normal course of business could result in financial losses or the payment of margin cash collateral that could adversely impact the results of operations or cash flows of FPL Group and FPL.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

OPERATING REVENUES	$4,473	$5,387	$11,988	$12,407

OPERATING EXPENSES
Fuel, purchased power and interchange	2,164	2,728	5,773	6,418
Other operations and maintenance	682	633	1,972	1,926
Storm cost amortization	3	20	29	46
Depreciation and amortization	430	348	1,248	1,025
Taxes other than income taxes	345	342	929	919
Total operating expenses	3,624	4,071	9,951	10,334

OPERATING INCOME	849	1,316	2,037	2,073

OTHER INCOME (DEDUCTIONS)
Interest expense	(204)	(203)	(631)	(597)
Equity in earnings of equity method investees	29	46	49	85
Allowance for equity funds used during construction	15	9	46	22
Interest income	15	13	58	49
Other than temporary impairment losses on securities held in nuclear decommissioning funds	-	(40)	(54)	(60)
Other - net	11	(6)	34	2
Total other deductions - net	(134)	(181)	(498)	(499)

INCOME BEFORE INCOME TAXES	715	1,135	1,539	1,574

INCOME TAXES	182	361	272	342

NET INCOME	$533	$774	$1,267	$1,232

Earnings per share of common stock:
Basic	$1.32	$1.93	$3.14	$3.08
Assuming dilution	$1.31	$1.92	$3.12	$3.06

Dividends per share of common stock	$0.4725	$0.4450	$1.4175	$1.3350

Weighted-average number of common shares outstanding:
Basic	405.1	400.4	403.7	399.8
Assuming dilution	408.0	403.0	406.4	402.5

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2009	December 31, 2008
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$43,456	$41,638
Nuclear fuel	1,499	1,260
Construction work in progress	4,270	2,630
Less accumulated depreciation and amortization	(14,009)	(13,117)
Total property, plant and equipment - net	35,216	32,411

CURRENT ASSETS
Cash and cash equivalents	164	535
Customer receivables, net of allowances of $23 and $29, respectively	1,594	1,443
Other receivables, net of allowances of $1 and $2, respectively	304	264
Materials, supplies and fossil fuel inventory - at average cost	884	968
Regulatory assets:
Deferred clause and franchise expenses	68	248
Securitized storm-recovery costs	68	64
Derivatives	344	1,109
Pension	19	19
Other	4	4
Derivatives	435	433
Other	292	305
Total current assets	4,176	5,392

OTHER ASSETS
Special use funds	3,322	2,947
Other investments	979	923
Prepaid benefit costs	975	914
Regulatory assets:
Securitized storm-recovery costs	669	697
Deferred clause expenses	-	79
Pension	114	100
Unamortized loss on reacquired debt	30	32
Other	165	138
Other	1,509	1,188
Total other assets	7,763	7,018

TOTAL ASSETS	$47,155	$44,821

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,013	4,805
Retained earnings	7,583	6,885
Accumulated other comprehensive income (loss)	132	(13)
Total common shareholders' equity	12,732	11,681
Long-term debt	15,601	13,833
Total capitalization	28,333	25,514

CURRENT LIABILITIES
Commercial paper	1,581	1,835
Notes payable	-	30
Current maturities of long-term debt	662	1,388
Accounts payable	1,057	1,062
Customer deposits	601	575
Accrued interest and taxes	605	374
Regulatory liabilities - deferred clause and franchise revenues	168	11
Derivatives	519	1,300
Other	1,364	1,114
Total current liabilities	6,557	7,689

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,384	2,283
Accumulated deferred income taxes	4,493	4,231
Regulatory liabilities:
Accrued asset removal costs	2,231	2,142
Asset retirement obligation regulatory expense difference	655	520
Other	251	218
Derivatives	206	218
Other	2,045	2,006
Total other liabilities and deferred credits	12,265	11,618

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$47,155	$44,821

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,267	$1,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,248	1,025
Nuclear fuel amortization	186	146
Recoverable storm-related costs of FPL	(16)	47
Storm cost amortization	29	46
Unrealized (gains) losses on marked to market energy contracts	63	(170)
Deferred income taxes	182	508
Cost recovery clauses and franchise fees	417	(465)
Change in prepaid option premiums and derivative settlements	11	(6)
Equity in earnings of equity method investees	(49)	(85)
Distributions of earnings from equity method investees	33	50
Changes in operating assets and liabilities:
Customer receivables	(146)	(235)
Other receivables	14	(6)
Materials, supplies and fossil fuel inventory	74	(156)
Other current assets	(32)	(47)
Other assets	(44)	(108)
Accounts payable	(99)	234
Customer deposits	26	27
Margin cash collateral	(191)	28
Income taxes	39	(173)
Interest and other taxes	229	242
Other current liabilities	(61)	73
Other liabilities	8	(15)
Other - net	138	167
Net cash provided by operating activities	3,326	2,359

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,841)	(1,665)
Independent power investments	(1,884)	(1,854)
Funds received from the spent fuel settlement agreement	86	-
Nuclear fuel purchases	(278)	(164)
Other capital expenditures	(37)	(32)
Sale of independent power investments	15	-
Proceeds from sale of securities in special use funds	2,713	1,718
Purchases of securities in special use funds	(2,783)	(1,797)
Proceeds from sale of other securities	542	84
Purchases of other securities	(556)	(188)
Other - net	5	41
Net cash used in investing activities	(4,018)	(3,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,389	2,587
Retirements of long-term debt	(1,412)	(1,324)
Net change in short-term debt	(284)	2,023
Issuances of common stock	186	32
Dividends on common stock	(574)	(535)
Change in funds held for storm-recovery bond payments	18	14
Other - net	(2)	3
Net cash provided by financing activities	321	2,800

Net increase (decrease) in cash and cash equivalents	(371)	1,302
Cash and cash equivalents at beginning of period	535	290
Cash and cash equivalents at end of period	$164	$1,592

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

OPERATING REVENUES	$3,301	$3,423	$8,738	$8,829

OPERATING EXPENSES
Fuel, purchased power and interchange	1,786	1,992	4,810	5,047
Other operations and maintenance	392	356	1,108	1,114
Storm cost amortization	3	20	29	46
Depreciation and amortization	260	200	757	596
Taxes other than income taxes	306	306	821	817
Total operating expenses	2,747	2,874	7,525	7,620

OPERATING INCOME	554	549	1,213	1,209

OTHER INCOME (DEDUCTIONS)
Interest expense	(78)	(83)	(235)	(252)
Allowance for equity funds used during construction	15	9	46	22
Interest income	-	2	1	10
Other - net	(5)	(2)	(10)	(9)
Total other deductions - net	(68)	(74)	(198)	(229)

INCOME BEFORE INCOME TAXES	486	475	1,015	980

INCOME TAXES	180	161	369	342

NET INCOME	$306	$314	$646	$638

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2009	December 31, 2008
ELECTRIC UTILITY PLANT
Plant in service	$27,767	$26,497
Nuclear fuel	726	613
Construction work in progress	1,949	1,862
Less accumulated depreciation and amortization	(10,538)	(10,189)
Electric utility plant - net	19,904	18,783

CURRENT ASSETS
Cash and cash equivalents	34	120
Customer receivables, net of allowances of $22 and $19, respectively	1,022	796
Other receivables, net of allowances of $1 and $1, respectively	117	143
Materials, supplies and fossil fuel inventory - at average cost	550	563
Regulatory assets:
Deferred clause and franchise expenses	68	248
Securitized storm-recovery costs	68	64
Derivatives	344	1,109
Derivatives	13	4
Other	129	125
Total current assets	2,345	3,172

OTHER ASSETS
Special use funds	2,375	2,158
Prepaid benefit costs	1,024	968
Regulatory assets:
Securitized storm-recovery costs	669	697
Deferred clause expenses	-	79
Unamortized loss on reacquired debt	30	32
Other	162	133
Other	252	153
Total other assets	4,512	4,220

TOTAL ASSETS	$26,761	$26,175

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,393	4,393
Retained earnings	2,484	2,323
Total common shareholder's equity	8,250	8,089
Long-term debt	5,782	5,311
Total capitalization	14,032	13,400

CURRENT LIABILITIES
Commercial paper	827	773
Current maturities of long-term debt	42	263
Accounts payable	612	645
Customer deposits	596	570
Accrued interest and taxes	466	449
Regulatory liabilities - deferred clause and franchise revenues	168	11
Derivatives	357	1,114
Other	548	598
Total current liabilities	3,616	4,423

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,813	1,743
Accumulated deferred income taxes	3,509	3,105
Regulatory liabilities:
Accrued asset removal costs	2,231	2,142
Asset retirement obligation regulatory expense difference	655	520
Other	251	218
Other	654	624
Total other liabilities and deferred credits	9,113	8,352

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$26,761	$26,175

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$646	$638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	757	596
Nuclear fuel amortization	93	78
Recoverable storm-related costs	(16)	47
Storm cost amortization	29	46
Deferred income taxes	383	317
Cost recovery clauses and franchise fees	417	(465)
Change in prepaid option premiums and derivative settlements	(1)	-
Changes in operating assets and liabilities:
Customer receivables	(226)	(257)
Other receivables	54	(6)
Materials, supplies and fossil fuel inventory	13	(42)
Other current assets	(31)	(46)
Other assets	(82)	(66)
Accounts payable	(44)	228
Customer deposits	26	28
Margin cash collateral	6	18
Income taxes	(228)	88
Interest and other taxes	224	221
Other current liabilities	(24)	81
Other liabilities	32	14
Other - net	3	23
Net cash provided by operating activities	2,031	1,541

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,841)	(1,665)
Funds received from the spent fuel settlement agreement	71	-
Nuclear fuel purchases	(132)	(88)
Proceeds from sale of securities in special use funds	1,940	1,102
Purchases of securities in special use funds	(1,982)	(1,168)
Other - net	(1)	1
Net cash used in investing activities	(1,945)	(1,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	505	589
Retirements of long-term debt	(263)	(241)
Net change in short-term debt	54	708
Dividends	(485)	(50)
Change in funds held for storm-recovery bond payments	18	14
Capital contribution from FPL Group	-	75
Other - net	(1)	-
Net cash provided by (used in) financing activities	(172)	1,095

Net increase (decrease) in cash and cash equivalents	(86)	818
Cash and cash equivalents at beginning of period	120	63
Cash and cash equivalents at end of period	$34	$881

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2008 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.  FPL Group and FPL have evaluated subsequent events through October 29, 2009.

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three and nine months ended September 30, 2009 and 2008.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
				(millions)

Service cost	$13	$13	$2	$1	$38	$40	$4	$4
Interest cost	27	26	6	6	82	77	18	19
Expected return on plan assets	(60)	(60)	(1)	-	(179)	(180)	(2)	(3)
Amortization of transition obligation	-	-	1	1	-	-	3	3
Amortization of prior service benefit	(1)	(1)	-	-	(3)	(3)	-	-
Amortization of gains	(5)	(7)	-	-	(17)	(21)	-	-
Net periodic benefit (income) cost at FPL Group	$(26)	$(29)	$8	$8	$(79)	$(87)	$23	$23
Net periodic benefit (income) cost at FPL	$(18)	$(21)	$6	$6	$(55)	$(63)	$17	$18

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

At September 30, 2009, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, interest rate cash flow hedges with expiration dates through May 2024 and a foreign currency cash flow hedge that expires in December 2011.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 6.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period, and amounted to approximately $4 million and $11 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $14 million and $(2) million for the nine months ended September 30, 2009 and 2008, respectively.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	FPL Group		FPL
	September 30, 2009	December 31, 2008	September 30, 2009		December 31, 2008
	(millions)

Current derivative assets (a)	$435	$433	$13		$4
Noncurrent other assets	331	212	42		2
Current derivative liabilities (b)	(519)	(1,300)	(357)		(1,114)
Noncurrent derivative liabilities (c)	(206)	(218)	(1	)(d)	(1	)(d)
Total mark-to-market derivative instrument liabilities	$41	$(873)	$(303)		$(1,109)
——————————
(a)
At September 30, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $19 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	At September 30, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $187 million and $33 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(c)	At December 31, 2008, FPL Group's balances reflect the netting of $25 million (none at FPL), in margin cash collateral provided to counterparties.
(d)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At September 30, 2009 and December 31, 2008, FPL Group had approximately $26 million and $66 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at September 30, 2009 and December 31, 2008, FPL Group had approximately $87 million and $98 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, FPL Group uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents FPL Group’s and FPL’s net derivative positions at September 30, 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of FPL Group's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts cannot be contractually settled on a gross basis.

	September 30, 2009
	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$75	$1
Current derivative liabilities	36	3
Noncurrent other assets	45	4
Noncurrent derivative liabilities	9	10
Interest rate swaps:
Current derivative liabilities	-	48
Noncurrent other assets	46	-
Noncurrent derivative liabilities	-	39
Foreign currency swap:
Noncurrent other assets	9	-
Total	$220	$105

Gains (losses) related to FPL Group's cash flow hedges are recorded on FPL Group's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended September 30, 2009							Nine Months Ended September 30, 2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains (losses) recognized in OCI	$22		$(37)		$8		$(7)	$179		$12		$8		$199
Gains (losses) reclassified from accumulated other comprehensive income (AOCI)	$62	(a)	$(17	)(b)	$9	(c)	$54	$146	(a)	$(31	)(b)	$8	(c)	$123
Gains (losses) recognized in income (d)	$4	(a)	$-		$-		$4	$14	(a)	$-		$-		$14
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	$1 million loss is included in interest expense, and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.

For the three and nine months ended September 30, 2009, FPL Group recorded a gain (loss) of $1 million and $(4) million, respectively, on a fair value hedge which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in and reduction of the related debt.

The fair values of FPL Group's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis prior to expiration.

	September 30, 2009
	FPL Group		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$774	$394	$14	$1
Current derivative liabilities	1,321	2,012	28	385
Noncurrent other assets	881	646	38	(4)
Noncurrent derivative liabilities	179	343	-	1
Foreign currency swap:
Noncurrent derivative liabilities	-	2	-	-
Total	$3,155	$3,397	$80	$383

Gains (losses) related to FPL Group's derivatives not designated as hedging instruments are recorded on FPL Group's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	(millions)
Commodity contracts:
Operating revenues	$24	(a)	$156	(a)
Fuel, purchased power and interchange	(3)		26
Foreign currency swap:
Other - net	9		-
Total	$30		$182
——————————
(a)
In addition, for the three and nine months ended September 30, 2009, FPL recorded approximately $3 million and $(543) million, respectively, of gains (losses) related to commodity contracts as regulatory assets and liabilities on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in FPL Group's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variable priced agreements.  The table does not present a complete picture of FPL Group's and FPL's overall net economic exposure because FPL Group and FPL do not use derivative instruments to hedge all of their commodity exposures.  At September 30, 2009, FPL Group and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	FPL Group		FPL
	(millions)

Power	(24)	mwh(a)	-
Natural gas	906	mmbtu(b)	905	mmbtu(b)
Oil	-	barrels	1	barrels
——————————
(a)	Megawatt hours
(b)	One million British thermal units

See Note 4 for additional information on interest rate and foreign currency swaps.

Certain of FPL Group's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross default and material adverse change triggers.  At September 30, 2009, the aggregate fair value of FPL Group's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.6 billion ($0.4 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, FPL Group or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL Group Capital’s or FPL’s credit ratings were downgraded to BBB+/Baa1 (a two level downgrade for FPL and a one level downgrade for FPL Group Capital), FPL Group would be required to post collateral of approximately $100 million, a majority of which relates to FPL.  If FPL Group Capital’s and FPL’s credit ratings were downgraded to below investment grade, FPL Group would be required to post additional collateral such that the total posted collateral would be approximately $1.7 billion ($0.9 billion at FPL).  Some contracts at FPL Group, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, FPL Group could be required to post additional collateral of up to approximately $500 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At September 30, 2009, FPL Group had posted approximately $100 million ($20 million at FPL) in the form of letters of credit in the normal course of business which could be applied toward the collateral requirements described above.  FPL and FPL Group Capital have bank revolving lines of credit in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving lines of credit, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, FPL Group and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

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

FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	As of September 30, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group - equity securities	$9	$27		$-	$-	$36
FPL - equity securities	$1	$-		$-	$-	$1
Special use funds:
FPL Group:
Equity securities	$543	$943	(b)	$-	$-	$1,486
U.S. Government and municipal bonds	$178	$759		$-	$-	$937
Corporate debt securities	$-	$346		$-	$-	$346
Mortgage-backed securities	$-	$505		$-	$-	$505
Other debt securities	$-	$48		$-	$-	$48
FPL:
Equity securities	$-	$836	(b)	$-	$-	$836
U.S. Government and municipal bonds	$124	$738		$-	$-	$862
Corporate debt securities	$-	$249		$-	$-	$249
Mortgage-backed securities	$-	$393		$-	$-	$393
Other debt securities	$-	$35		$-	$-	$35
Other investments:
FPL Group:
Equity securities	$3	$4		$-	$-	$7
U.S. Government and municipal bonds	$-	$38		$-	$-	$38
Corporate debt securities	$-	$30		$-	$-	$30
Mortgage-backed securities	$-	$59		$-	$-	$59	(c)
Other	$4	$-		$-	$-	$4
FPL	$-	$2		$-	$-	$2
Derivatives:
FPL Group	$1,090	$1,371		$914	$(2,609)	$766	(d)
FPL	$-	$69		$11	$(25)	$55	(d)
Liabilities:
Derivatives:
FPL Group	$1,308	$1,648		$545	$(2,776)	$725	(d)
FPL	$-	$379		$4	$(25)	$358	(d)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At FPL Group, approximately $862 million ($790 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.

(c)	Current maturities of approximately $3 million of mortgage-backed securities are included in other current assets on FPL Group's condensed consolidated balance sheets.
(d)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group	$109	$-		$-	$-	$109
FPL	$27	$-		$-	$-	$27
Other current assets:
FPL Group	$-	$17		$-	$-	$17
Special use funds:
FPL Group	$536	$2,411	(b)	$-	$-	$2,947
FPL	$149	$2,009	(b)	$-	$-	$2,158
Other investments:
FPL Group	$6	$101		$-	$-	$107
Net derivative assets (liabilities):
FPL Group	$(55)	$(1,227)		$404	$5	$(873	)(c)
FPL	$-	$(1,108)		$(1)	$-	$(1,109	)(c)
——————————
(a)	Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)
At FPL Group, approximately $712 million ($650 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(c)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2009		2008
	FPL Group	FPL	FPL Group	FPL
	(millions)

Fair value of derivatives based on significant unobservable inputs at June 30	$485	$8	$(571)	$(7)
Realized and unrealized gains (losses):
Included in earnings (a)	52	-	545	-
Included in regulatory assets and liabilities	(2)	(2)	6	6
Settlements and net option premiums	(157)	1	277	4
Net transfers in/out	(9)	-	(2)	-
Fair value of derivatives based on significant unobservable inputs at September 30	$369	$7	$255	$3
The amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date (a)	$54	$-	$544	$-
——————————
(a)	Realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.

	Nine Months Ended September 30,
	2009		2008
	FPL Group	FPL	FPL Group	FPL
	(millions)

Fair value of derivatives based on significant unobservable inputs at December 31 of prior year	$404	$(1)	$(127)	$(10)
Realized and unrealized gains (losses):
Included in earnings (a)	437	-	(78)	-
Included in regulatory assets and liabilities	3	3	8	8
Settlements and net option premiums	(403)	6	272	5
Net transfers in/out	(72)	(1)	180	-
Fair value of derivatives based on significant unobservable inputs at September 30	$369	$7	$255	$3
The amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date (a)	$260	$-	$228	$-
——————————
(a)	Realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.

4.  Financial Instruments

FPL Group and FPL adopted new accounting and disclosure provisions related to other than temporary impairments and the fair value of financial instruments beginning the quarter ended June 30, 2009.  Under the new accounting provisions, an investment in a debt security is required to be assessed for an other than temporary impairment based on whether the entity has an intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized cost basis.  Additionally, if the entity does not expect to recover the amortized cost of a debt security, an impairment is recognized in earnings equal to the estimated credit loss.  For debt securities held as of April 1, 2009 for which an other than temporary impairment had been previously recognized but for which assessment under the new accounting provisions indicates the impairment is temporary, FPL Group recorded an adjustment to increase April 1, 2009 retained earnings by approximately $5 million with a corresponding reduction in AOCI.

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At September 30, 2009 and December 31, 2008, other investments of FPL Group, not included in the table below, included financial instruments of approximately $43 million and $39 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	September 30, 2009			December 31, 2008
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
	(millions)
FPL Group:
Other current assets	$4		$4	(a)	$9	$9	(a)
Special use funds	$3,322	(b)	$3,322	(a)	$2,947	$2,947	(a)
Other investments:
Notes receivable	$534		$533	(c)	$534	$524	(c)
Debt securities	$127	(d)	$127	(a)	$105 (d)	$105	(a)
Equity securities	$35		$51	(e)	$27	$43	(e)
Long-term debt, including current maturities	$16,263		$17,033	(f)	$15,221	$15,152	(f)
Interest rate swaps - net unrealized losses	$(41)		$(41	)(g)	$(78)	$(78	)(g)
Foreign currency swaps - net unrealized gains (losses)	$7		$7	(g)	$(4)	$(4	)(g)

FPL:
Special use funds	$2,375	(b)	$2,375	(a)	$2,158	$2,158	(a)
Long-term debt, including current maturities	$5,824		$6,389	(f)	$5,574	$5,652	(f)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)
See Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,733 million and $1,150 million, respectively ($1,448 million and $662 million, respectively, for FPL).

(c)	Classified as held to maturity. Based on market prices provided by external sources. Additionally, includes maturity dates ranging from 2014 to 2029.
(d)
Classified as trading securities.  Approximately $3 million and $8 million, respectively, of current maturities are included in other current assets in FPL Group's condensed consolidated balance sheets.

(e)	Modeled internally.
(f)	Based on market prices provided by external sources.
(g)	Modeled internally based on market values.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $123 million and FPL Group's and FPL's nuclear decommissioning fund assets of $3,199 million and $2,252 million, respectively, at September 30, 2009.  Securities held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value based on quoted market prices.  For FPL's special use funds, consistent with regulatory treatment, market adjustments, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For FPL Group's non-rate regulated operations, market adjustments result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as a loss in FPL Group's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2009 of approximately seven years at both FPL Group and FPL.  FPL's storm fund primarily consists of municipal debt securities with a weighted-average maturity at September 30, 2009 of approximately three years.  The cost of securities sold is determined using the specific identification method.

The realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	FPL Group	FPL	FPL Group	FPL
	(millions)

Realized gains	$23	$10	$33	$15
Realized losses	$5	$2	$17	$13
Proceeds from sale of securities	$1,003	$743	$1,838	$1,425

The total unrealized gains and losses on all available for sale securities and the fair value of available for sale securities in an unrealized loss position are as follows:

	September 30, 2009
	FPL Group (a)				FPL (a)
	Unrealized Gains	Unrealized Losses	Fair Value		Unrealized Gains	Unrealized Losses	Fair Value
				(millions)

Equity securities	$355	$-	$-		$193	$-	$-
U.S. Government and municipal bonds	$52	$1	$66		$50	$1	$58
Corporate debt securities	$27	$1	$24		$20	$-	$10
Mortgage-backed securities	$26	$3	$40		$22	$2	$27
Other debt securities	$2	$-	$1		$2	$-	$-
——————————
(a)
At September 30, 2009, FPL Group had 53 securities in an unrealized loss position for greater than twelve months, including 22 securities for FPL.  The total unrealized loss on these securities was less than $5 million and the fair value was approximately $51 million for FPL Group, including less than $4 million of unrealized losses with a fair value of approximately $38 million for FPL.  Consistent with regulatory treatment for FPL, marketable securities held in special use funds are classified as available for sale and are carried at market value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.

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

The nuclear decommissioning funds are managed by investment managers who must comply with the guidelines of FPL Group and FPL and rules of the applicable regulatory authorities.  The funds' assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

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

At September 30, 2009, the estimated fair values for FPL Group's interest rate and foreign currency swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Interest rate swaps:
Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$16
Cash flow hedges - NextEra Energy Resources:
$52	December 2003	December 2017	4.245%	Variable	(b)	(3)
$17	April 2004	December 2017	3.845%	Variable	(b)	(1)
$176	December 2005	November 2019	4.905%	Variable	(b)	(15)
$430	January 2007	January 2022	5.390%	Variable	(c)	(46)
$131	January 2008	September 2011	3.2050%	Variable	(b)	(4)
$359	January 2009	December 2016	2.680%	Variable	(b)	4
$124	January 2009(d)	December 2023	3.725%	Variable	(b)	2
$84	January 2009	December 2023	2.578%	Variable	(e)	4
$21	March 2009	December 2016	2.655%	Variable	(b)	-
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
$341	May 2009	May 2017	3.015%	Variable	(b)	2
$106	May 2009	May 2024	4.663%	Variable	(b)	-
Total cash flow hedges						(57)
Total interest rate swaps						$(41)
Foreign currency swaps - FPL Group Capital:
$141	December 2008	December 2011	Variable (f)	Variable	(g)	$(2)
$146	June 2009	December 2011	4.11%	Variable	(g)	9
Total foreign currency swaps						$7
——————————
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR
(d)	Exchange of payments does not begin until December 2016
(e)	Three-month Banker's Acceptance Rate
(f)	Three-month LIBOR plus 2.14%
(g)	Three-month Japanese yen LIBOR plus 1.75%

5.  Income Taxes

FPL Group's effective income tax rate for the three months ended September 30, 2009 and 2008 was approximately 25.5% and 31.8%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $50 million and $94 million, respectively, related to NextEra Energy Resources' wind projects.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  The corresponding rates and amounts for the nine months ended September 30, 2009 and 2008 were approximately 17.7% and 21.7%, respectively, and approximately $190 million and $193 million, respectively.

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

FPL Group's effective income tax rate for the three months ended September 30, 2009 also reflects a $26 million benefit (convertible investment tax credits (ITCs) tax benefit) related to the effect on the estimated annual effective income tax rate of expected book/tax basis differences resulting from additional incentives NextEra Energy Resources expects to receive under the American Recovery and Reinvestment Act of 2009 (Recovery Act) for certain wind projects expected to be placed in service in 2009.

FPL Group's effective income tax rate for the nine months ended September 30, 2009 also reflects the following:

•	an approximately $18 million benefit (foreign tax benefit) reflecting the reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations;
•	a $17 million benefit (state tax benefit) related to a change in state tax law that extended the carry forward period of ITCs on certain wind projects; and
•	a $58 million convertible ITCs tax benefit.

6.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended September 30,
	2009	2008
	(millions)

Net income of FPL Group	$533	$774
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (net of $9 and $167 tax expense, respectively)	13	256
Reclassification from AOCI to net income (net of $25 tax benefit and $39 tax expense, respectively)	(37)	50
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $14 and $6 tax benefit, respectively)	(22)	(8)
Reclassification from AOCI to net income (net of $6 and $3 tax expense, respectively)	10	4
Net unrealized gains (losses) on foreign currency cash flow hedge:
Effective portion of net unrealized gains (net of $3 tax expense)	5	-
Reclassification from AOCI to net income (net of $4 tax benefit)	(6)	-
Net unrealized gains (losses) on available for sale securities (net of $33 tax expense and $7 tax benefit, respectively)	50	(11)
Defined benefit pension and other benefits plans (net of $1 and $0.8 tax benefit, respectively)	(1)	(1)
Net unrealized gains on foreign currency translation (net of $3 tax expense)	6	-
Comprehensive income of FPL Group	$551	$1,064

	Nine Months Ended September 30,
	2009	2008
	(millions)

Net income of FPL Group	$1,267	$1,232
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $72 tax expense and $38 tax benefit, respectively)	106	(49)
Reclassification from AOCI to net income (net of $58 tax benefit and $59 tax expense, respectively)	(85)	80
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $5 tax expense and $5 tax benefit, respectively)	7	(8)
Reclassification from AOCI to net income (net of $11 and $4 tax expense, respectively)	19	6
Net unrealized gains (losses) on foreign currency cash flow hedge:
Effective portion of net unrealized gains (net of $3 tax expense)	5	-
Reclassification from AOCI to net income (net of $3 tax benefit)	(5)	-
Net unrealized gains (losses) on available for sale securities (net of $66 tax expense and $23 tax benefit, respectively)	97	(36)
Defined benefit pension and other benefits plans (net of $2 and $2 tax benefit, respectively)	(3)	(4)
Net unrealized gains on foreign currency translation (net of $4 tax expense)	9	-
Comprehensive income of FPL Group	$1,417	$1,221

Approximately $36 million of gains included in FPL Group's AOCI at September 30, 2009 is expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or principal and/or interest payments are made.  Such amount assumes no change in fuel prices, power prices, interest rates or scheduled principal payments.  AOCI is separately displayed on the condensed consolidated balance sheets of FPL Group.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a variable interest entity (VIE) from which it leases nuclear fuel for its nuclear units.  FPL is considered the primary beneficiary of this VIE because, in the case of default by the VIE on its debt, FPL would be required to purchase the VIE's nuclear fuel and because FPL guarantees the VIE's debt.  The VIE has issued commercial paper to fund the procurement of nuclear fuel and FPL has provided a $600 million guarantee to support the commercial paper program.  Under certain lease termination circumstances, the associated debt, which consists primarily of commercial paper (approximately $392 million and $347 million at September 30, 2009 and December 31, 2008, respectively) would become due.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a net carrying value of approximately $392 million and $338 million at September 30, 2009 and December 31, 2008, respectively.

FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a Florida Public Service Commission (FPSC) financing order.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds outstanding at September 30, 2009 and December 31, 2008 were approximately $573 million and $611 million, respectively, which are included in long-term debt and current maturities of long-term debt on FPL Group's and FPL's condensed consolidated balance sheets.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  The consolidated assets of the VIE were approximately $581 million and $628 million at September 30, 2009 and December 31, 2008, respectively, and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on FPL Group's and FPL's balance sheets.

FPL identified two potential VIEs, both of which are considered qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the projects.  FPL entered into a power purchase agreement (PPA) with one of the projects in 1990 to purchase substantially all of the project's electrical output through 2024.  For each mwh provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which was determined at the time the PPA was executed, and was based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The project has a capacity of 250 megawatts (mw).  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended September 30, 2009 and 2008, FPL purchased 458,727 mwh and 461,226 mwh, respectively, from the project at a total cost of approximately $47 million and $40 million, respectively.  During the nine months ended September 30, 2009 and 2008, FPL purchased 1,267,556 mwh and 1,311,674 mwh, respectively, from the project at a total cost of approximately $130 million and $118 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.  FPL also entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  During the fourth quarter of 2007, a change in ownership of the Facility occurred, triggering the need to reevaluate whether the Facility is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the Facility contains no provisions which legally obligate the Facility to release this information to FPL.  During the three months ended September 30, 2009 and 2008, FPL purchased 448,740 mwh and 682,514 mwh, respectively, from the Facility at a total cost of approximately $54 million and $56 million, respectively.  During the nine months ended September 30, 2009 and 2008, FPL purchased 1,275,817 mwh and 1,810,326 mwh, respectively, from the Facility at a total cost of approximately $161 million and $166 million, respectively.  The PPA does not expose FPL to losses since the energy payments made by FPL to the Facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Facility in order to determine if it is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.

FPL Group - In 2004, a trust created by FPL Group sold 12 million 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust.  The junior subordinated debentures are FPL Group's maximum exposure to loss.  The junior subordinated debentures outstanding at both September 30, 2009 and December 31, 2008 were approximately $309 million, which are included in long-term debt on FPL Group's condensed consolidated balance sheets.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - New Accounting Rules and Interpretations - Variable Interest Entities.

8.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(millions, except per share amounts)

Numerator - net income	$533	$774	$1,267	$1,232

Denominator:
Weighted-average number of common shares outstanding - basic	405.1	400.4	403.7	399.8
Restricted stock, performance share awards, options, warrants and equity units (a)	2.9	2.6	2.7	2.7
Weighted-average number of common shares outstanding - assuming dilution	408.0	403.0	406.4	402.5

Earnings per share of common stock:
Basic	$1.32	$1.93	$3.14	$3.08
Assuming dilution	$1.31	$1.92	$3.12	$3.06
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

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.5 million and 0.6 million for the three months ended September 30, 2009 and 2008, respectively, and 0.8 million and 0.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Continuous Offering of FPL Group Common Stock - In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  During the three and nine months ended September 30, 2009, FPL Group received gross proceeds through the sale and issuance of common stock under this agreement of approximately $95 million and $160 million, respectively, consisting of 1,680,000 shares and 2,890,000 shares, respectively, at an average price of $56.66 and $55.53 per share, respectively.

9.  Debt

As of October 29, 2009, debt issuances and borrowings by subsidiaries of FPL Group during 2009 were as follows:

Date Issued	Company	Debt Issued	Interest Rate	Principal Amount	Maturity Date
				(millions)

January 2009	NextEra Energy Resources subsidiary	Canadian dollar denominated limited-recourse senior secured term loan	Variable	$76	2023	(a)
January 2009	FPL Group Capital	Term loan	Variable	$72	2011
March 2009	FPL Group Capital	Debentures	6.00%	$500	2019
March 2009	FPL	First mortgage bonds	5.96%	$500	2039
March 2009	FPL Group Capital	Junior subordinated debentures	8.75%	$375	2069
March 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	$22	2016	(b)
May 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured term loan	Variable	$343	2017	(b)
May 2009	FPL Group Capital	Debentures related to FPL Group's equity units	3.60%	$350	2014
June 2009	FPL Group Capital	Japanese yen denominated term loan	Variable	$146	2011
June 2009	FPL Group Capital	Term loan	Variable	$50	2011
October 2009	FPL Group Capital subsidiary	Senior secured bonds	7.500%	$500	2030	(b)(c)
——————————
(a)
Proceeds from this loan were used to repay a portion of the NextEra Energy Resources subsidiary's Canadian dollar denominated variable rate term loan maturing in 2011.  In March 2009, the remaining balance of the term loan maturing in 2011 was paid off.

(b)	Partially amortizing with a balloon payment at maturity.
(c)	Collateralized by a note receivable of a wholly-owned subsidiary of FPL Group Capital.

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

In 2008, FPL entered into a reclaimed water agreement with Palm Beach County, Florida (PBC) to provide FPL's West County Energy Center (WCEC) with reclaimed water for cooling purposes beginning in January 2011.  Under the reclaimed water agreement, FPL is to construct a reclaimed water system, including modifications to an existing treatment plant and a water pipeline, that PBC will legally own and operate.  The reclaimed water agreement also requires PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system, including reimbursing FPL for costs it incurred prior to issuance of the bonds.  In July 2009, PBC issued approximately $68 million principal amount of Palm Beach County, Florida Water and Sewer Revenue Bonds, Series 2009 with coupon rates ranging from 4.000% to 5.250% and maturity dates ranging from 2011 to 2040.  Under the reclaimed water agreement, FPL will pay PBC an operating fee for the reclaimed water delivered which will be used by PBC to, among other things, service the principal of, and interest on, the bonds.  The portion of the operating fee related to PBC's servicing principal of, and interest on, the bonds will be paid by FPL annually as to principal and semi-annually as to interest, beginning October 2011, until final maturity of the bonds.  FPL does not have a direct obligation to the bondholders; however, if FPL or PBC were to terminate the reclaimed water agreement, FPL would be obligated to continue to pay the portion of the operating fee intended to reimburse PBC for costs related to issuance of the bonds, including amounts to be used by PBC to service the principal of, and interest on, the bonds.  In the event of a default by PBC under the reclaimed water agreement, FPL would have certain rights, including, among other things, the right to appoint a third party contractor to repair, and restore operations of, the reclaimed water treatment plant, and, in the event of a termination of the reclaimed water agreement by FPL relating to a PBC default, the right to assume ownership of the reclaimed water pipeline from PBC.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and FPL Group are recording electric utility plant in service and other property as costs are incurred (approximately $12 million at September 30, 2009) and long-term debt as costs are eligible for reimbursement by PBC to FPL (approximately $12 million at September 30, 2009).

10.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer-specific requirements and maintain its fiber-optic network.

At September 30, 2009, planned capital expenditures for the remainder of 2009 through 2013 were estimated as follows:

	2009	2010	2011	2012	2013	Total
	(millions)
FPL:
Generation: (a)
New (b) (c) (d)	$420	$1,280	$1,520	$640	$165	$4,025
Existing	180	645	600	515	415	2,355
Transmission and distribution	155	865	925	930	975	3,850
Nuclear fuel	40	135	215	220	265	875
General and other	50	290	315	300	240	1,195
Total	$845	$3,215	$3,575	$2,605	$2,060	$12,300

NextEra Energy Resources:
Wind (e)	$645	$25	$10	$10	$10	$700
Nuclear (f)	105	495	315	305	280	1,500
Natural gas	25	85	80	80	50	320
Other	50	65	60	45	40	260
Total	$825	$670	$465	$440	$380	$2,780

FPL FiberNet	$15	$30	$20	$20	$20	$105
——————————
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $12 million, $52 million, $45 million, $56 million and $27 million in 2009 to 2013, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $23 million, $146 million, $390 million and $38 million in 2009 to 2012, respectively.

(d)
Excludes capital expenditures of approximately $1.1 billion for the modernization of the Riviera power plant for the period from late-November 2009 (when final project approval is expected) through 2013 and construction costs of approximately $2.5 billion during the period 2012 to 2013 for the two additional nuclear units at FPL's Turkey Point site (construction costs will not begin until license approval is received from the NRC, which is expected no earlier than 2012).

(e)
Includes capital expenditures for new wind projects that have been identified and related transmission, as well as the pending acquisition of 185 mw of wind generation.  NextEra Energy Resources expects to add new wind generation of 1,170 mw in 2009 (including the pending acquisition of 185 mw), 1,000 mw in 2010 and 1,000 mw to 1,500 mw in 2011 and in 2012, subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand for wind generation and access to reasonable capital and credit markets.  The cost of the planned wind additions for the 2010 through 2012 period is estimated to be approximately $2 billion to $3.5 billion in each year, which is not included in the table above.

(f)	Includes nuclear fuel.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  Additionally, at September 30, 2009, subsidiaries of FPL Group, other than FPL, in the normal course of business, have guaranteed certain debt service, fuel and turbine purchase payments of non-consolidated entities of NextEra Energy Resources or certain other third parties.  The terms of the guarantees are equal to the terms of the related agreements/contracts, with remaining terms ranging from less than one year to nine years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2009 was approximately $85 million.  At September 30, 2009, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for amounts paid under the guarantees.  At September 30, 2009, the fair value of these guarantees was not material.

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

Contracts - In addition to the planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2010, approximately 1,330 mw annually from mid-2010 to mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from March 2010 through 2032.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 810 mw of power with expiration dates ranging from December 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into several contracts primarily for the purchase of wind turbines and towers and related construction activities, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from November 2009 through 2023, approximately $1 billion of which is included in the planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from October 2009 through 2033.

The required capacity and/or minimum payments under these contracts as of September 30, 2009 were estimated as follows:

	2009	2010	2011	2012	2013	Thereafter
FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$60	$230	$210	$210	$210	$540
Qualifying facilities (b)	$80	$300	$270	$290	$270	$3,160
Other electricity suppliers (b)	$10	$10	$10	$5	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$20	$40	$-	$-	$-	$-
Natural gas, including transportation and storage (c)	$490	$2,530	$1,660	$555	$515	$4,325
Oil	$10	$10	$-	$-	$-	$-
Coal (c)	$25	$70	$25	$10	$-	$-

NextEra Energy Resources (d)	$1,005	$215	$105	$110	$80	$855
——————————
(a)
Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $152 million and $146 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $459 million and $436 million for the nine months ended September 30, 2009 and 2008, respectively.

(b)
Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $132 million and $150 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $336 million and $391 million for the nine months ended September 30, 2009 and 2008, respectively.

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

In February 2009, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues in this case have been closed by the FERC.  If FMPA is successful in its petition, any reduction in FPL's network service rates also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  FPL’s position, which was approved by the FERC, was to reduce its current network service rates by $0.04 per kilowatt (kw) per month, which resulted in FPL issuing refunds of approximately $4 million to FMPA and $2 million to Seminole in March 2008.   FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which, if upheld, would result in an additional refund obligation to FMPA of approximately $26 million, and approximately $17 million to Seminole, at September 30, 2009.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in June 2011.

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

FPL Group and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  In addition to the legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  In the event that FPL Group and FPL, or their affiliates, do not prevail in these legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of these legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

Regulatory Proceedings - In February 2008, a fault occurred at an FPL substation causing a system loss of about 3,400 mw of generating capacity, which left approximately 596,000 FPL customers without power.  Power was restored to approximately two-thirds of affected customers within one hour and all customers were restored within three hours.  FPL's investigation into the root cause of the problem determined the fault occurred as a result of human error.  In March 2008, the Florida Reliability Coordinating Council (FRCC) initiated an investigation of the event and the FERC opened a nonpublic formal investigation to determine whether the event involved any violations of mandatory reliability standards.  The North American Electric Reliability Corporation (NERC) participated in both investigations.  In November 2008, the FRCC's event analysis team issued its final report on the outage, which did not identify any violations of NERC reliability standards by FPL.  Following a period of fact finding and written correspondence by and between FPL and the FERC enforcement staff, FPL, the FERC staff and the NERC engaged in settlement discussions.  On October 8, 2009, the FERC approved a stipulation and consent agreement (FERC settlement) whereby FPL paid a civil penalty, which is not recoverable from FPL's customers, of $10 million each to the U.S. Treasury and to the NERC, and will, among other things, invest $5 million in incremental transmission reliability enhancements subject to FERC and NERC approval.  In addition, the FERC settlement requires FPL to undertake several specific reliability enhancement measures above and beyond those mentioned above.  FPL did not admit any liability or wrongdoing in connection with the outage event.

In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in base rates and charges effective January 2010 and an additional permanent base rate increase effective January 2011.  To address the addition of FPL's WCEC Unit No. 3 and any subsequent power plant additions, FPL is also requesting FPSC approval to continue the Generation Base Rate Adjustment (GBRA) mechanism previously approved by the FPSC as part of the stipulation and settlement agreement regarding FPL's 2005 base rate case.  If approved, the requested permanent base rate increases would increase annual retail base revenues by approximately $1 billion in 2010 and an additional $250 million in 2011.  FPL's requested increases are based on a regulatory return on common equity of 12.5% and exclude amounts associated with the proposed extension of the GBRA mechanism and certain proposed cost recovery clause adjustments.  FPSC hearings on this base rate proceeding concluded in October 2009 and a final decision is scheduled for January 2010.  Although FPL cannot predict the ultimate outcome of the rate proceeding, FPL believes it is likely that the final decision may approve rates and other terms that are different from those that FPL has requested.  A final decision that approves rates that are significantly less than those that FPL requested could materially impact the future results and growth prospects of FPL Group and FPL.  The 2005 rate agreement and its provisions will terminate on the date new retail base rates become effective, which is expected to be no earlier than February 28, 2010.

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended September 30,
	2009				2008
	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated
				(millions)

Operating revenues	$3,301	$1,136	$36	$4,473	$3,423	$1,916	$48	$5,387
Operating expenses	$2,747	$840	$37	$3,624	$2,874	$1,150	$47	$4,071
Net income (loss) (b)	$306	$233	$(6)	$533	$314	$483	$(23)	$774

	Nine Months Ended September 30,
	2009				2008
	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated
				(millions)

Operating revenues	$8,738	$3,136	$114	$11,988	$8,829	$3,432	$146	$12,407
Operating expenses	$7,525	$2,307	$119	$9,951	$7,620	$2,572	$142	$10,334
Net income (loss) (b)	$646	$671	$(50)	$1,267	$638	$650	$(56)	$1,232

	September 30, 2009				December 31, 2008
	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated
				(millions)

Total assets	$26,761	$18,973	$1,421	$47,155	$26,175	$17,157	$1,489	$44,821
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

(b)	See Note 5 for a discussion of NextEra Energy Resources' tax benefits related to PTCs.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interests in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2009				2008
	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

Operating revenues	$-	$1,174	$3,299	$4,473	$-	$1,965	$3,422	$5,387
Operating expenses	-	(879)	(2,745)	(3,624)	1	(1,199)	(2,873)	(4,071)
Interest expense	(4)	(126)	(74)	(204)	(4)	(120)	(79)	(203)
Other income (deductions) - net	526	64	(520)	70	784	17	(779)	22
Income (loss) before income taxes	522	233	(40)	715	781	663	(309)	1,135
Income tax expense (benefit)	(11)	13	180	182	7	192	162	361
Net income (loss)	$533	$220	$(220)	$533	$774	$471	$(471)	$774
——————————
(a)	Represents FPL and consolidating adjustments.

	Nine Months Ended September 30,
	2009				2008
	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

Operating revenues	$-	$3,258	$8,730	$11,988	$-	$3,584	$8,823	$12,407
Operating expenses	(1)	(2,433)	(7,517)	(9,951)	-	(2,720)	(7,614)	(10,334)
Interest expense	(12)	(396)	(223)	(631)	(14)	(344)	(239)	(597)
Other income (deductions) - net	1,282	96	(1,245)	133	1,259	82	(1,243)	98
Income (loss) before income taxes	1,269	525	(255)	1,539	1,245	602	(273)	1,574
Income tax expense (benefit)	2	(98)	368	272	13	(13)	342	342
Net income (loss)	$1,267	$623	$(623)	$1,267	$1,232	$615	$(615)	$1,232
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	September 30, 2009				December 31, 2008
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$2	$18,782	$30,441	$49,225	$2	$16,554	$28,972	$45,528
Less accumulated depreciation and amortization	-	(3,471)	(10,538)	(14,009)	-	(2,928)	(10,189)	(13,117)
Total property, plant and equipment - net	2	15,311	19,903	35,216	2	13,626	18,783	32,411
CURRENT ASSETS
Cash and cash equivalents	-	130	34	164	-	414	121	535
Receivables	205	842	851	1,898	339	948	420	1,707
Other	24	923	1,167	2,114	19	1,016	2,115	3,150
Total current assets	229	1,895	2,052	4,176	358	2,378	2,656	5,392
OTHER ASSETS
Investment in subsidiaries	12,571	-	(12,571)	-	11,511	-	(11,511)	-
Other	527	3,106	4,130	7,763	251	2,695	4,072	7,018
Total other assets	13,098	3,106	(8,441)	7,763	11,762	2,695	(7,439)	7,018
TOTAL ASSETS	$13,329	$20,312	$13,514	$47,155	$12,122	$18,699	$14,000	$44,821

CAPITALIZATION
Common shareholders' equity	$12,732	$4,321	$(4,321)	$12,732	$11,681	$3,422	$(3,422)	$11,681
Long-term debt	-	9,819	5,782	15,601	-	8,522	5,311	13,833
Total capitalization	12,732	14,140	1,461	28,333	11,681	11,944	1,889	25,514
CURRENT LIABILITIES
Debt due within one year	-	1,374	869	2,243	-	2,217	1,036	3,253
Accounts payable	-	445	612	1,057	-	421	641	1,062
Other	144	1,270	1,843	3,257	265	887	2,222	3,374
Total current liabilities	144	3,089	3,324	6,557	265	3,525	3,899	7,689
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	571	1,813	2,384	-	539	1,744	2,283
Accumulated deferred income taxes	52	1,008	3,433	4,493	(78)	1,153	3,156	4,231
Regulatory liabilities	-	-	3,137	3,137	-	-	2,880	2,880
Other	401	1,504	346	2,251	254	1,538	432	2,224
Total other liabilities and deferred credits	453	3,083	8,729	12,265	176	3,230	8,212	11,618
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$13,329	$20,312	$13,514	$47,155	$12,122	$18,699	$14,000	$44,821
——————————
(a)	Represents FPL and consolidating adjustments.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2009				2008
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$532	$1,250	$1,544	$3,326	$596	$855	$908	$2,359

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power investments and nuclear fuel purchases	-	(2,067)	(1,973)	(4,040)	(12)	(1,951)	(1,752)	(3,715)
Capital contribution to FPL	-	-	-	-	(75)	-	75	-
Sale of independent power investments	-	15	-	15	-	-	-	-
Other - net	(131)	(2)	140	7	-	(67)	(75)	(142)
Net cash used in investing activities	(131)	(2,054)	(1,833)	(4,018)	(87)	(2,018)	(1,752)	(3,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,884	505	2,389	-	1,998	589	2,587
Retirements of long-term debt	-	(1,149)	(263)	(1,412)	-	(1,083)	(241)	(1,324)
Net change in short-term debt	-	(338)	54	(284)	-	1,315	708	2,023
Issuances of common stock	186	-	-	186	32	-	-	32
Dividends on common stock	(574)	-	-	(574)	(535)	-	-	(535)
Other - net	(13)	123	(94)	16	(6)	(582)	605	17
Net cash provided by (used in) financing activities	(401)	520	202	321	(509)	1,648	1,661	2,800

Net increase (decrease) in cash and cash equivalents	-	(284)	(87)	(371)	-	485	817	1,302
Cash and cash equivalents at beginning of period	-	414	121	535	-	227	63	290
Cash and cash equivalents at end of period	$-	$130	$34	$164	$-	$712	$880	$1,592
——————————
(a)	Represents FPL and consolidating adjustments.

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

In March 2009, FPL, certain subsidiaries of NextEra Energy Resources and certain nuclear plant joint owners signed a settlement agreement (spent fuel settlement agreement) with the U.S. Government agreeing to dismiss with prejudice lawsuits filed against the U.S. Government seeking damages caused by the U.S. Department of Energy's failure to dispose of spent nuclear fuel from FPL's and NextEra Energy Resources' nuclear plants.  As a result of the spent fuel settlement agreement, in the first quarter of 2009 FPL Group reduced its property, plant and equipment balances by $107 million ($83 million for FPL) and operating expenses by $15 million ($12 million for FPL) and increased operating revenues by $9 million.  The spent fuel settlement agreement increased FPL Group's first quarter 2009 net income by approximately $16 million ($9 million for FPL).  The amount received from the U.S. Government related to property, plant and equipment is included in cash flows from investing activities on FPL Group's and FPL’s condensed consolidated statements of cash flows.  Through September 30, 2009, FPL Group has collected approximately $124 million ($82 million for FPL) of the amount due from the U.S. Government and has paid approximately $23 million ($5 million for FPL) to the joint owners of certain of its nuclear plants.  An additional payment of approximately $30 million ($18 million for FPL) from the U.S. Government is pending.  FPL and NextEra Energy Resources will continue to pay fees to the U.S. Government's nuclear waste fund.

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 11):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
	(millions)

FPL	$306	$314	$(8)	$646	$638	$8
NextEra Energy Resources	233	483	(250)	671	650	21
Corporate and Other	(6)	(23)	17	(50)	(56)	6
FPL Group Consolidated	$533	$774	$(241)	$1,267	$1,232	$35

The decrease in FPL's results for the three months ended September 30, 2009 is primarily due to the impact of income tax adjustments and higher operations and maintenance (O&M) and depreciation expenses partly offset by a base rate increase resulting from WCEC Unit No. 1 commencing commercial operation in August 2009, higher equity component of AFUDC (AFUDC - equity) and higher customer usage.  The increase for the nine-month period reflects higher AFUDC - equity, a base rate increase resulting from WCEC Unit No. 1 commencing commercial operation in August 2009, lower O&M expenses and the spent fuel settlement agreement, partly offset by lower retail customer usage, the impact of income tax adjustments and higher depreciation expense.

NextEra Energy Resources' results for the three and nine months ended September 30, 2009 reflect additional earnings from new investments, favorable margins from NextEra Energy Resources' retail energy provider, a higher contribution from full energy and capacity requirements services and trading and convertible ITCs tax benefits (see Note 5) and, for the nine-month period, the absence of planned and unplanned outages at the Seabrook nuclear facility, foreign and state tax benefits (see Note 5) and the spent fuel settlement agreement.  These results were partially offset by unfavorable market conditions in the Electric Reliability Council of Texas (ERCOT) region and, during the nine-month period, lower generation due to a lower wind resource and a refueling outage at the Duane Arnold nuclear facility.  In addition, interest expense and corporate administrative and general expenses for the three- and nine-month periods were higher to support growth of the business.  FPL Group's and NextEra Energy Resources' net income for the three months ended September 30, 2009 reflects net unrealized mark-to-market after-tax losses from non-qualifying hedges of $32 million while in the prior period net income reflects $285 million of after-tax gains from such hedges.  FPL Group's and NextEra Energy Resources' net income for the nine months ended September 30, 2009 reflects net unrealized mark-to-market after-tax losses from non-qualifying hedges of $33 million while the prior period net income reflects $76 million of after-tax gains from such hedges.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  For the three months ended September 30, 2008, NextEra Energy Resources recorded $17 million of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  For the three months ended September 30, 2009, NextEra Energy Resources had approximately $3 million of after-tax OTTI reversals. There were no OTTI reversals for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, NextEra Energy Resources recorded $33 million and $29 million, respectively, of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  For the nine months ended September 30, 2009, NextEra Energy Resources had approximately $7 million of after-tax OTTI reversals; there were no such OTTI reversals for the nine months ended September 30, 2008.

The improvement in results for Corporate and Other for the three-month period is primarily due to favorable consolidating income tax adjustments.  The improvement in results for the nine-month period is primarily due to higher interest income partly offset by unfavorable consolidating income tax adjustments.

FPL - FPL's net income for the three months ended September 30, 2009 and 2008 was $306 million and $314 million, respectively, a decrease of $8 million.  FPL's net income for the nine months ended September 30, 2009 and 2008 was $646 million and $638 million, respectively, an increase of $8 million.  The decrease for the three months ended September 30, 2009 is primarily due to the impact of income tax adjustments and higher O&M and depreciation expenses partly offset by a base rate increase resulting from WCEC Unit No. 1 commencing commercial operation in August 2009, higher AFUDC - equity and higher customer usage.  The increase for the nine-month period reflects higher AFUDC - equity, a base rate increase resulting from WCEC Unit No. 1 commencing commercial operation in August 2009, lower O&M expenses and the spent fuel settlement agreement, partly offset by lower retail customer usage, the impact of income tax adjustments and higher depreciation expense.

In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in base rates and charges effective January 2010 and an additional permanent base rate increase effective January 2011.  To address the addition of FPL's WCEC Unit No. 3 and any subsequent power plant additions, FPL is also requesting FPSC approval to continue the GBRA mechanism previously approved by the FPSC as part of the stipulation and settlement agreement regarding FPL's 2005 base rate case.  If approved, the requested permanent base rate increases would increase annual retail base revenues by approximately $1 billion in 2010 and an additional $250 million in 2011.  FPL's requested increases are based on a regulatory return on common equity of 12.5% and exclude amounts associated with the proposed extension of the GBRA mechanism and certain proposed cost recovery clause adjustments.  FPSC hearings on this base rate proceeding concluded in October 2009 and a final decision is scheduled for January 2010.  Although FPL cannot predict the ultimate outcome of the rate proceeding, FPL believes it is likely that the final decision may approve rates and other terms that are different from those that FPL has requested.  A final decision that approves rates that are significantly less than those that FPL requested could materially impact the future results and growth prospects of FPL Group and FPL.  The 2005 rate agreement and its provisions will terminate on the date new retail base rates become effective, which is expected to be no earlier than February 28, 2010.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(millions)

Retail base	$1,123	$1,098	$2,882	$2,908
Fuel cost recovery	1,734	1,840	4,505	4,631
Net deferral of retail fuel revenues	(122)	-	(146)	-
Other cost recovery clauses and pass-through costs, net of any deferrals	514	432	1,348	1,139
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	52	53	149	151
Total	$3,301	$3,423	$8,738	$8,829

For the three months ended September 30, 2009, a decrease in the average number of retail customers of 0.2% decreased retail base revenues by approximately $2 million while a 0.6% increase in usage per retail customer, primarily reflecting warmer weather partly offset by other factors, increased retail base revenues by $8 million.  For the nine months ended September 30, 2009, a decrease in the average number of retail customers of 0.3% decreased retail base revenues by approximately $9 million while a 1.9% decrease in usage per retail customer, primarily reflecting factors other than weather conditions partly offset by warmer weather, decreased retail base revenues by $36 million.  In addition, a base rate increase resulting from WCEC Unit No. 1 commencing commercial operation in August 2009 increased retail base revenues for both the three and nine months ended September 30, 2009 by approximately $19 million.  The decline FPL experienced in the average number of retail customers in the fourth quarter of 2008 as well as a continued decline in non-weather related retail customer usage, which FPL believes is reflective of the economic slowdown and housing crisis that has affected the country and the state of Florida, has continued into 2009.  FPL is unable to predict whether growth in customers and non-weather related customer usage will return to previous trends.  The decline in retail customer usage for the nine months ended September 30, 2009 also reflects one less day of sales in 2009, as 2008 was a leap year.

FPL expects that retail base revenues will increase approximately $65 million in 2009, or approximately $265 million on an annualized basis, when retail base rates are changed pursuant to the GBRA mechanism to reflect the placements in service of WCEC Unit No. 1, which occurred in August 2009, and WCEC Unit No. 2, which is expected to occur in the fourth quarter of 2009.  These additional units are expected to realize significant fuel savings from the time the units are placed in service.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M expenses and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements; any resulting gains or losses are passed through the fuel clause.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $344 million and $1,109 million at September 30, 2009 and December 31, 2008, respectively.  The decrease in fuel revenues for the three months ended September 30, 2009 reflects approximately $120 million attributable to a lower average fuel factor partly offset by $14 million attributable to higher energy sales.  The decrease in fuel revenues for the nine months ended September 30, 2009 reflects approximately $102 million attributable to lower energy sales and $24 million related to a lower average fuel factor.  At September 30, 2009, approximately $146 million of retail fuel revenues were deferred pending refund to retail customers in a subsequent period.  The increase from December 31, 2008 to September 30, 2009 in deferred clause and franchise revenues and the decrease in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets totaled approximately $417 million and positively affected FPL Group's and FPL's cash flows from operating activities for the nine months ended September 30, 2009.  The increase in revenues from other cost recovery clauses and pass-through costs for both the three- and nine-month periods is primarily due to additional revenues associated with the nuclear cost recovery rule.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(millions)

Fuel and energy charges during the period	$1,626	$2,011	$4,143	$5,089
Net collection of previously deferred retail fuel costs	-	-	256	-
Net deferral of retail fuel costs	-	(166)	-	(434)
Other, primarily capacity charges net of any capacity deferral	160	147	411	392
Total	$1,786	$1,992	$4,810	$5,047

The decrease in fuel and energy charges for the three months ended September 30, 2009 reflects lower fuel and energy prices of approximately $396 million partly offset by $11 million attributable to higher energy sales.  The decrease in fuel and energy charges for the nine months ended September 30, 2009 reflects lower fuel and energy prices of approximately $860 million and $86 million attributable to lower energy sales.

FPL's O&M expenses increased $36 million for the three months ended September 30, 2009 primarily due to higher pass-through costs which did not significantly affect net income.  In addition, employee benefit costs, primarily medical, increased $11 million.  FPL's O&M expenses decreased $6 million for the nine months ended September 30, 2009 reflecting lower nuclear generation, fossil generation and distribution costs of approximately $21 million, $13 million and $19 million, respectively.  The decline in nuclear generation costs for the nine months ended September 30, 2009 reflects a reimbursement of costs related to the spent fuel settlement agreement, as well as lower costs related to plant improvement initiatives and refueling and maintenance outages.  The decline in fossil generation costs is primarily due to differences in the timing of plant overhauls which are expected to occur later this year.  The decline in distribution costs reflects lower support costs.  These decreases in O&M expenses were partly offset by higher medical and other employee benefit costs of approximately $25 million, and by higher pass-through costs which did not significantly affect net income.  Management expects O&M expenses in 2009 to exceed the 2008 level, primarily due to the absence of an environmental insurance policy termination which occurred in the fourth quarter of 2008, as well as higher expected nuclear, fossil generation, transmission, customer service, information management and other support costs and employee benefit costs.

Depreciation and amortization expense for the three and nine months ended September 30, 2009 increased $60 million and $161 million, respectively, reflecting the amortization of approximately $51 million and $145 million, respectively, of pre-construction costs associated with FPL's planned nuclear units recovered under the nuclear cost recovery rule, higher depreciation on transmission and distribution facilities (collectively, approximately $6 million and $16 million, respectively) and depreciation of $3 million on WCEC Unit No. 1, which was placed in service in August 2009.

The decline in interest expense for the three and nine months ended September 30, 2009 is primarily due to a decline in average interest rates of approximately 25 basis points and 32 basis points, respectively, partly offset by higher average debt balances.  The decline in interest expense also reflects a higher debt component of AFUDC.  The increase in AFUDC - equity for the three and nine months ended September 30, 2009 is primarily attributable to additional AFUDC - equity on three natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's WCEC in western Palm Beach County, Florida.  AFUDC - equity on WCEC Unit No. 1 ceased in August when the unit went into commercial operation.  The decline in interest income reflects lower average investment balances and lower average interest rates.  The increase in FPL's effective income tax rate for the three and nine months ended September 30, 2009 reflects certain income tax expenses recorded this year and the absence of certain income tax benefits recorded last year.

FPL is currently constructing two additional natural gas-fired units at its WCEC, which are expected to be placed in service in the fourth quarter of 2009 and in mid-2011, respectively.  In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by the end of 2012.  In 2008, the FPSC approved FPL's plan to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be placed in service by 2013 and 2014, respectively.  Final project approval for the Cape Canaveral power plant was received in October 2009; final project approval for the Riviera power plant is expected in late November 2009.  In October 2009, the FPSC did not approve FPL's need petition for an approximately 300-mile underground natural gas pipeline in Florida and instead asked FPL to redevelop a proposal in order to proceed.  The natural gas pipeline was intended to supply natural gas to the Cape Canaveral and Riviera power plants following modernization.  FPL is currently evaluating its options.

In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020.  The two units combined are expected to add approximately 2,200 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the development process.  In 2009, FPL began recovering under the capacity clause, in accordance with the FPSC's nuclear cost recovery rule, pre-construction costs associated with the planned nuclear units and carrying charges (equal to the pretax AFUDC rate) on construction costs associated with the addition of approximately 400 mw of baseload capacity at its existing nuclear units.  Substantially all of these costs are subject to a prudence review by the FPSC.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.

NextEra Energy Resources - NextEra Energy Resources' net income for the three months ended September 30, 2009 and 2008 was $233 million and $483 million, respectively, a decrease of $250 million.  NextEra Energy Resources' net income for the nine months ended September 30, 2009 and 2008 was $671 million and $650 million, respectively, an increase of $21 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(millions)

New investments (a)	$39	$135
Existing assets (a)	2	(39)
Full energy and capacity requirements services and trading	11	40
Asset sales	6	9
Interest expense, differential membership costs and other	(11)	(18)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	(317)	(109)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals	20	3
Net income increase (decrease)	$(250)	$21
——————————
(a)
Includes PTCs and ITCs on wind projects and ITCs on solar projects and, for new investments, tax benefits from convertible ITCs under the Recovery Act (see Note 5) but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	See Note 2 and discussion above related to derivative instruments.

The increase in NextEra Energy Resources' results from new investments reflects the addition of over 1,170 mw of wind generation during or after the three months ended September 30, 2008 and over 1,560 mw of wind generation during or after the nine months ended September 30, 2008.  In addition, results from new investments for the three months ended September 30, 2009 include the convertible ITCs tax benefit and for the nine months ended September 30, 2009 include the state and convertible ITCs tax benefits (see Note 5).  During the three-month period, results from NextEra Energy Resources' existing asset portfolio increased primarily due to favorable commodity margins from NextEra Energy Resources' retail energy provider, partially offset by unfavorable market conditions in the ERCOT region.  During the nine-month period, results from NextEra Energy Resources' existing asset portfolio decreased primarily due to unfavorable market conditions in the ERCOT region and lower wind generation due to a lower wind resource partially offset by favorable commodity margins from NextEra Energy Resources' retail energy provider, the absence of outages at the Seabrook nuclear facility and a reimbursement of costs related to the spent fuel settlement agreement.

NextEra Energy Resources' results for the three and nine months ended September 30, 2009 reflect higher gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

Asset sales represent the sale of wind development rights in the first quarter of 2009 and the sale of a 50 mw wind project in the third quarter of 2009.  The increase in interest expense, differential membership costs and other for the three and nine months ended September 30, 2009 reflects higher interest expense and corporate general and administrative costs due to growth of the business.  For the nine-month period, these increases were partially offset by the foreign tax benefit (see Note 5).

During the three months ended September 30, 2009, NextEra Energy Resources recorded net unrealized mark-to-market after-tax losses from non-qualifying hedges of approximately $32 million while in the prior period it recorded $285 million of after-tax gains from such hedges.  During the nine months ended September 30, 2009, NextEra Energy Resources recorded net unrealized mark-to-market after-tax losses from non-qualifying hedges of approximately $33 million while in the prior period it recorded $76 million of after-tax gains from such hedges.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  For the three months ended September 30, 2008, NextEra Energy Resources recorded approximately $17 million of after-tax OTTI losses on securities held in its nuclear decommissioning funds.  For the three months ended September 30, 2009, NextEra Energy Resources had approximately $3 million of after-tax OTTI reversals.  There were no OTTI reversals for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, NextEra Energy Resources recorded $33 million and $29 million, respectively, of after-tax OTTI losses on securities held in its nuclear decommissioning funds.  For the nine months ended September 30, 2009, NextEra Energy Resources had approximately $7 million of after-tax OTTI reversals; there were no such OTTI reversals for the nine months ended September 30, 2008.

Operating revenues for the three months ended September 30, 2009 decreased $780 million primarily due to losses of approximately $54 million on unrealized mark-to-market non-qualifying hedge activity during the three months ended September 30, 2009 compared to $632 million of gains on such hedges in the prior period.  Operating revenues for the nine months ended September 30, 2009 decreased $296 million primarily due to losses of approximately $22 million on unrealized mark-to-market non-qualifying hedge activity during the nine months ended September 30, 2009 compared to $92 million of such gains in the prior period.  Excluding this mark-to-market activity, operating revenues decreased due to unfavorable market conditions in the ERCOT region, partially offset by favorable commodity margins from NextEra Energy Resources' retail energy provider, higher full energy and capacity requirements services and trading and, for the nine-month period, the absence of planned and unplanned outages at the Seabrook nuclear facility.

Operating expenses for the three months ended September 30, 2009 decreased $310 million, reflecting approximately $2 million of unrealized mark-to-market gains from non-qualifying hedges compared to $166 million of losses on such hedges in the prior period.  Operating expenses for the nine months ended September 30, 2009 decreased $265 million, reflecting approximately $30 million of unrealized mark-to-market losses from non-qualifying hedges compared to $34 million of gains on such hedges in the prior period.  Excluding these mark-to-market changes, which are reflected in fuel, purchased power and interchange expense in FPL Group's condensed consolidated statements of income, operating expenses decreased primarily due to lower fuel costs, partially offset by project additions and higher corporate general and administrative expenses to support the growth of NextEra Energy Resources' business.

Equity in earnings of equity method investees for the three and nine months ended September 30, 2009 decreased $17 million and $36 million, respectively, due to lower energy margins related to market conditions and the absence of certain favorable contractual provisions at a project in the PJM Interconnection, L.L.C. region that benefited the prior periods.  NextEra Energy Resources' interest expense for the three and nine months ended September 30, 2009 increased $5 million and $36 million, respectively, reflecting higher average debt balances to support growth of the business, partly offset by slightly lower average interest rates.

FPL Group's effective income tax rate for all periods presented reflects PTCs for wind projects at NextEra Energy Resources.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $50 million and $190 million for the three and nine months ended September 30, 2009, respectively, and $94 million and $193 million for the comparable periods in 2008.  In addition, FPL Group's effective income tax rate for the three months ended September 30, 2009 was affected by the convertible ITCs tax benefit and for the nine months ended September 30, 2009 was affected by the foreign, state and convertible ITCs tax benefits.  See Note 5.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources expects to add 1,170 mw of wind generation in 2009, of which approximately 234 mw are in service, 751 mw are under construction and 185 mw are from three operating wind projects NextEra Energy Resources expects to purchase in the fourth quarter of 2009.  NextEra Energy Resources expects to add approximately 1,000 mw of new wind generation in 2010 and 1,000 mw to 1,500 mw in 2011 and in 2012.  In addition, NextEra Energy Resources intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand for wind generation and access to reasonable capital and credit markets.  Currently, in the United States, 29 states have renewable portfolio standards requiring electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary by state, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(24)	$(24)	$(81)	$(71)
Interest income	6	2	26	8
Federal and state income tax benefits (expenses)	11	2	(2)	8
Other	1	(3)	7	(1)
Net loss	$(6)	$(23)	$(50)	$(56)

Interest expense for the three and nine months ended September 30, 2009 reflects additional debt outstanding partly offset by lower average interest rates of approximately 56 basis points and 76 basis points, respectively, and a higher allocation of interest costs to NextEra Energy Resources.  The increase in interest income is primarily due to additional earnings on an energy-related loan made to a third party by an FPL Group Capital subsidiary and, for the nine months ended September 30, 2009, higher interest recorded on unrecognized tax benefits.  The federal and state income tax expenses and benefits reflect consolidating income tax adjustments.  Other includes all other corporate income and expenses, as well as other business activities.  The increase in other primarily reflects realized and unrealized gains on trading securities which are reflected in other - net in the condensed consolidated statements of income.

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

Available Liquidity - At September 30, 2009, FPL Group's total net available liquidity was approximately $4.7 billion, of which FPL's portion was approximately $1.9 billion.  The components of each company's net available liquidity at September 30, 2009 were as follows:

				Maturity Date
	FPL	FPL Group Capital	FPL Group Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving lines of credit (a)	$2,473	$3,917	$6,390	(b)	(b)
Less letters of credit	(21)	(453)	(474)
	2,452	3,464	5,916

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-
	250	-	250

Subtotal	2,702	3,464	6,166

Cash and cash equivalents	34	130	164
Less commercial paper	(827)	(754)	(1,581)

Net available liquidity	$1,909	$2,840	$4,749
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

As of October 29, 2009, 37 banks participate in FPL's and FPL Group Capital's credit facilities and FPL's revolving term loan facility, with no one bank providing more than 8% of the combined credit facilities and FPL's revolving term loan facility.  In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At September 30, 2009, each of FPL Group and FPL was in compliance with its required ratio.

In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  During the three and nine months ended September 30, 2009, FPL Group received gross proceeds through the sale and issuance of common stock under this agreement of approximately $95 million and $160 million, respectively, consisting of 1,680,000 shares and 2,890,000 shares, respectively, at an average price of $56.66 and $55.53 per share, respectively.

At September 30, 2009, FPL had the capacity to absorb up to approximately $197 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At September 30, 2009, FPL Group had standby letters of credit of approximately $737 million ($33 million for FPL) and approximately $9.6 billion notional amount of guarantees ($648 million for FPL), of which approximately $7.1 billion ($43 million for FPL) have expirations within the next five years.  An aggregate of approximately $474 million of the standby letters of credit at September 30, 2009 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind development, the commercial paper program of FPL's consolidated VIE from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  Accordingly, at September 30, 2009, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  Due to fluctuations in the value of investments held in the nuclear decommissioning trusts for Duane Arnold and Point Beach Nuclear Power Plant (Point Beach), the balances in those trusts are at certain times below the NRC minimum funding requirements.  As required by the NRC, in July 2009, NextEra Energy Resources submitted its proposed plan to the NRC for providing financial assurance for decommissioning funding for Duane Arnold and Point Beach under which FPL Group Capital would increase its existing decommissioning funding parent guarantees from a total of approximately $93 million to approximately $160 million by December 31, 2009.  The ultimate amount of the guarantees, if any, could vary depending on the market performance of the investments held in the trusts and on the NRC's position on NextEra Energy Resources' proposed plan.  See Note 10 - Commitments.

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

Shelf Registration - In August 2009, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of October 29, 2009, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of October 29, 2009, FPL Group and FPL Group Capital had approximately $1.9 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $1.0 billion of board-authorized available capacity.

Credit Ratings - At October 29, 2009, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's (a)	S&P (a)	Fitch (a)
FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A	A
First mortgage bonds	Aa2	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	VMIG-1	A	A+
Commercial paper	P-1	A-1	F1

FPL Group Capital: (b)
Corporate credit rating	A2	A	A
Debentures	A2	A-	A
Junior subordinated debentures	A3	BBB+	A-
Commercial paper	P-1	A-1	F1
——————————
(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch was stable.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL and FPL Group Capital, the maintenance of a specific minimum credit rating is not a condition to drawing on those credit facilities.  Commitment fees and interest rates on loans under the credit facilities' agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  FPL's and FPL Group Capital's bank revolving lines of credit are available to support these potential requirements.  See Available Liquidity above.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	FPL Group		FPL
	Nine Months Ended September 30,
	2009	2008	2009	2008
		(millions)

Net cash provided by operating activities	$3,326	$2,359	$2,031	$1,541
Net cash used in investing activities	(4,018)	(3,857)	(1,945)	(1,818)
Net cash provided by (used in) financing activities	321	2,800	(172)	1,095
Net increase (decrease) in cash and cash equivalents	$(371)	$1,302	$(86)	$818

FPL Group's cash and cash equivalents decreased for the nine months ended September 30, 2009 reflecting capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt, the payment of common stock dividends to FPL Group shareholders and the payment of margin cash collateral to NextEra Energy Resources' counterparties.  These outflows were partially offset by the receipt of cash from the net issuance of long-term debt, the recovery of fuel costs and the issuance of common stock.

FPL Group's cash flows from operating activities for the nine months ended September 30, 2009 reflect cash generated by net income, the recovery by FPL of fuel costs for prior period deferrals and an increase in other taxes at FPL primarily due to property taxes, which are payable in the fourth quarter.  These inflows were partially offset by the payment of margin cash collateral to NextEra Energy Resources' counterparties as a result of changing energy prices and an increase of customer receivables at FPL.

FPL Group's cash flows from investing activities for the nine months ended September 30, 2009 reflect capital investments, including nuclear fuel purchases, of approximately $2.0 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $2.0 billion.  FPL Group's cash flows from investing activities also include the receipt of funds from the spent fuel settlement agreement, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.

During the nine months ended September 30, 2009, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $2.6 billion, including $186 million in proceeds from the issuance of common stock, primarily under FPL Group’s continuous offering agreement (see Available Liquidity above), and the following long-term debt issuances and borrowings:

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

During the nine months ended September 30, 2009, FPL Group paid approximately $2.3 billion in connection with financing activities, including $625 million for FPL Group Capital debt maturities, $225 million for maturing FPL first mortgage bonds, approximately $383 million principal repayments on NextEra Energy Resources debt, approximately $141 million of FPL Group Capital debt payments including principal prepayment on a term loan and repurchase of junior subordinated debentures, approximately $38 million principal repayment on FPL subsidiary storm-recovery bonds, the net decrease in short-term debt of $284 million (comprised of a $338 million decrease at FPL Group Capital and a $54 million increase at FPL, respectively) and $574 million for the payment of dividends on FPL Group’s common stock.  In October 2009, Pipeline Funding Company, LLC, a wholly-owned subsidiary of FPL Group Capital, issued $500 million principal amount of 7.500% senior secured bonds (see Note 9).

In 2008, FPL entered into a reclaimed water agreement with PBC to provide FPL's WCEC with reclaimed water beginning in January 2011.  Under the reclaimed water agreement, FPL is to construct a reclaimed water system, including modifications to an existing treatment plant and a water pipeline, that PBC will legally own and operate.  The reclaimed water agreement also requires PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system.  In July 2009, PBC issued approximately $68 million principal amount of bonds.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and FPL Group are recording electric utility plant in service and other property as costs are incurred and long-term debt as costs are eligible for reimbursement by PBC to FPL.  See Note 9.

During the nine months ended September 30, 2009, indirect wholly-owned subsidiaries of NextEra Energy Resources and FPL Group Capital entered into interest rate swap agreements.  See Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

FPL Group's cash and cash equivalents increased for the nine months ended September 30, 2008 reflecting cash generated by net income, the receipt of cash from the net issuance of long-term debt and a net increase in short-term debt.  These inflows were partially offset by capital investments and the payment of common stock dividends to FPL Group shareholders.

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

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2009				2008
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total

Balances at December 31 of prior year	$5	$(25)	$7	$(13)	$(81)	$143	$54	$116
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $72 tax expense and $38 tax benefit, respectively)	106	-	-	106	(49)	-	-	(49)
Reclassification from AOCI to net income (net of $58 tax benefit and $59 tax expense, respectively)	(85)	-	-	(85)	80	-	-	80
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $5 tax expense and $5 tax benefit, respectively)	7	-	-	7	(8)	-	-	(8)
Reclassification from AOCI to net income (net of $11 and $4 tax expense, respectively)	19	-	-	19	6	-	-	6
Net unrealized gains (losses) on foreign currency cash flow hedge:
Effective portion of net unrealized gains (net of $3 tax expense)	5	-	-	5	-	-	-	-
Reclassification from AOCI to net income (net of $3 tax benefit)	(5)	-	-	(5)	-	-	-	-
Net unrealized gains (losses) on available for sale securities (net of $66 tax expense and $23 tax benefit, respectively)	-	-	97	97	-	-	(36)	(36)
Adjustments between AOCI and retained earnings	-	-	(5)	(5)	-	-	(1)	(1)
Defined benefit pension and other benefits plans (net of $2 and $3 tax benefit, respectively)	-	(3)	-	(3)	-	(5)	-	(5)
Net unrealized gains on foreign currency translation (net of $4 tax expense)	-	-	9	9	-	-	-	-
Balances at September 30	$52	$(28)	$108	$132	$(52)	$138	$17	$103

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2009 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Three months ended September 30, 2009
Fair value of contracts outstanding at June 30, 2009	$73	$141	$187	$(856)	$(455)
Reclassification to realized at settlement of contracts	(121)	(44)	(62)	550	323
Effective portion of changes in fair value recorded in OCI	-	-	22	-	22
Ineffective portion of changes in fair value recorded in earnings	-	4	-	-	4
Changes in fair value excluding reclassification to realized	30	(9)	-	3	24
Fair value of contracts outstanding at September 30, 2009	(18)	92	147	(303)	(82)
Net option premium payments (receipts)	(25)	17	-	-	(8)
Net margin cash collateral paid					167
Total mark-to-market energy contract net assets (liabilities) at September 30, 2009	$(43)	$109	$147	$(303)	$77

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Nine months ended September 30, 2009
Fair value of contracts outstanding at December 31, 2008	$56	$143	$114	$(1,108)	$(795)
Reclassification to realized at settlement of contracts	(169)	(151)	(146)	1,350	884
Effective portion of changes in fair value recorded in OCI	-	-	179	-	179
Ineffective portion of changes in fair value recorded in earnings	-	13	-	-	13
Changes in fair value excluding reclassification to realized	95	87	-	(545)	(363)
Fair value of contracts outstanding at September 30, 2009	(18)	92	147	(303)	(82)
Net option premium payments (receipts)	(25)	17	-	-	(8)
Net margin cash collateral paid					167
Total mark-to-market energy contract net assets (liabilities) at September 30, 2009	$(43)	$109	$147	$(303)	$77

FPL Group's total mark-to-market energy contract net assets (liabilities) at September 30, 2009 shown above are included in the condensed consolidated balance sheet as follows:

September 30, 2009
(millions)

Current derivative assets	$436
Noncurrent other assets	277
Current derivative liabilities	(471)
Noncurrent derivative liabilities	(165)
FPL Group's total mark-to-market energy contract net assets (liabilities)	$77

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2009 were as follows:

	Maturity
	2009	2010	2011	2012	2013	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(94)	$(165)	$(7)	$(15)	$(10)	$-	$(291)
Significant other observable inputs	1	(34)	(21)	(28)	(4)	1	(85)
Significant unobservable inputs	67	147	52	55	12	-	333
Total	(26)	(52)	24	12	(2)	1	(43)

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	3	34	(6)	(3)	-	-	28
Significant other observable inputs	13	33	15	21	(6)	(25)	51
Significant unobservable inputs	37	14	(11)	(16)	(2)	8	30
Total	53	81	(2)	2	(8)	(17)	109

Owned Assets - OCI:
Quoted prices in active markets for identical assets	2	21	17	6	-	-	46
Significant other observable inputs	42	60	3	(4)	-	-	101
Significant unobservable inputs	-	-	-	-	-	-	-
Total	44	81	20	2	-	-	147

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(348)	39	-	-	-	-	(309)
Significant unobservable inputs	-	4	2	-	-	-	6
Total	(348)	43	2	-	-	-	(303)

Total sources of fair value	$(277)	$153	$44	$16	$(10)	$(16)	$(90)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2008 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Three months ended September 30, 2008
Fair value of contracts outstanding at June 30, 2008	$42	$(488)	$(570)	$998	$(18)
Reclassification to realized at settlement of contracts	5	93	90	(617)	(429)
Effective portion of changes in fair value recorded in OCI	-	-	423	-	423
Ineffective portion of changes in fair value recorded in earnings	-	11	-	-	11
Changes in fair value excluding reclassification to realized	(26)	371	-	(906)	(561)
Fair value of contracts outstanding at September 30, 2008	21	(13)	(57)	(525)	(574)
Net option premium payments (receipts)	(20)	20	-	-	-
Net margin cash collateral received	-	38	-	3	41
Total mark-to-market energy contract net assets (liabilities) at September 30, 2008	$1	$45	$(57)	$(522)	$(533)

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Nine months ended September 30, 2008
Fair value of contracts outstanding at December 31, 2007	$2	$(138)	$(109)	$(119)	$(364)
Reclassification to realized at settlement of contracts	6	30	139	(694)	(519)
Effective portion of changes in fair value recorded in OCI	-	-	(87)	-	(87)
Ineffective portion of changes in fair value recorded in earnings	-	(2)	-	-	(2)
Changes in fair value excluding reclassification to realized	13	97	-	288	398
Fair value of contracts outstanding at September 30, 2008	21	(13)	(57)	(525)	(574)
Net option premium payments (receipts)	(20)	20	-	-	-
Net margin cash collateral received	-	38	-	3	41
Total mark-to-market energy contract net assets (liabilities) at September 30, 2008	$1	$45	$(57)	$(522)	$(533)

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  In December 2008, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and, in June 2009, FPL Group Capital entered into a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.  The fair value of these cross currency swaps was not material at September 30, 2009.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2009 and December 31, 2008, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total
	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group
					(millions)

December 31, 2008	$-	$5	$5	$86	$54	$31	$86	$58	$30
September 30, 2009	$-	$5	$5	$60	$56	$29	$60	$58	$27

Average for the nine months ended September 30, 2009	$-	$6	$6	$55	$39	$25	$55	$42	$25
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	September 30, 2009			December 31, 2008
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
FPL Group:
Fixed income securities:
Special use funds	$1,836	$1,836	(a)	$1,867	$1,867	(a)
Other investments	$127	$127	(a)	$105	$105	(a)
Long-term debt, including current maturities	$16,263	$17,033	(b)	$15,221	$15,152	(b)
Interest rate swaps - net unrealized losses	$(41)	$(41	)(c)	$(78)	$(78	)(c)

FPL:
Fixed income securities - special use funds	$1,539	$1,539	(a)	$1,510	$1,510	(a)
Long-term debt, including current maturities	$5,824	$6,389	(b)	$5,574	$5,652	(b)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2009, the estimated fair values for FPL Group's interest rate swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$16
Cash flow hedges - NextEra Energy Resources:
$52	December 2003	December 2017	4.245%	Variable	(b)	(3)
$17	April 2004	December 2017	3.845%	Variable	(b)	(1)
$176	December 2005	November 2019	4.905%	Variable	(b)	(15)
$430	January 2007	January 2022	5.390%	Variable	(c)	(46)
$131	January 2008	September 2011	3.2050%	Variable	(b)	(4)
$359	January 2009	December 2016	2.680%	Variable	(b)	4
$124	January 2009(d)	December 2023	3.725%	Variable	(b)	2
$84	January 2009	December 2023	2.578%	Variable	(e)	4
$21	March 2009	December 2016	2.655%	Variable	(b)	-
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
$341	May 2009	May 2017	3.015%	Variable	(b)	2
$106	May 2009	May 2024	4.663%	Variable	(b)	-
Total cash flow hedges						(57)
Total interest rate swaps						$(41)
——————————
(a)	Three-month LIBOR plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR
(d)	Exchange of payments does not begin until December 2016
(e)	Three-month Banker's Acceptance Rate

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $790 million ($327 million for FPL) at September 30, 2009.

Equity price risk - Included in the nuclear decommissioning funds of FPL Group are marketable equity securities carried at their market value of approximately $1,486 million and $1,080 million ($836 million and $648 million for FPL) at September 30, 2009 and December 31, 2008, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $139 million ($79 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at September 30, 2009.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of September 30, 2009, approximately 97% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
As set forth below, during the quarter ended September 30, 2009, FPL Group issued shares of its common stock, par value $0.01 per share (Common Stock) upon the exercise of warrants issued by Gexa Corp. (Gexa) and assumed by FPL Group upon its acquisition of Gexa in 2005.  FPL Group relied on the exemption from registration under the Securities Act of 1933, as amended (Securities Act), afforded by Section 4(2) of the Securities Act as a transaction not involving a public offering of Common Stock.

	Date	Holder	Exercise Price Per Share	Number of Shares Issued

	7/8/09	Prospect Street Ventures I LLC	$23.78	12,190	(a)
	9/23/09	Individual holder	$35.79	28	(b)
	——————————
	(a) Shares were issued as a result of a cashless exercise of 21,025 warrants.
	(b) Shares were issued as a result of a cashless exercise of 84 warrants.

(b)	None

(c)	Information regarding purchases made by FPL Group of its Common Stock is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

7/1/09 - 7/31/09	2,291	$56.82	-	20,000,000
8/1/09 - 8/31/09	3,462	$56.82	-	20,000,000
9/1/09 - 9/30/09	-	$-	-	20,000,000
Total	5,753	$56.82	-
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

(i) Reference is made to Item 1. Business - FPL Operations - Employees in the 2008 Form 10-K for FPL Group and FPL.

In October 2009, the International Brotherhood of Electrical Workers approved a new collective bargaining agreement with FPL, which expires on October 31, 2011.

(ii) Reference is made to Item 1. Business - Environmental Matters in the 2008 Form 10-K for FPL Group and FPL.

In September 2009, the EPA and the U.S. Department of Transportation issued a proposed rule under the Clean Air Act to regulate greenhouse gas emissions from light duty vehicles.  The EPA's proposed rule is expected to be finalized in March 2010, which will then trigger certain permitting requirements under the Clean Air Act for any new or modified stationary sources of greenhouse gases, including power plants, that exceed certain emissions levels.  The final requirements and their impact on FPL Group and FPL cannot be determined at this time.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

3(a)	Amended and Restated Bylaws of FPL Group	x

10(a)	Appendix A1 (revised as of August 17, 2009 to add Moray P. Dewhurst) to the FPL Group Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005	x	x

Exhibit Number	Description	FPL Group	FPL

10(b)	Executive Retention Employment Agreement between FPL Group and Moray P. Dewhurst dated as of August 17, 2009	x	x

10(c)	FPL Group Amended and Restated Long-Term Incentive Plan Deferred Stock Award Agreement between FPL Group and Moray P. Dewhurst dated August 17, 2009	x	x

12(a)	Computation of Ratios	x

12(b)	Computation of Ratios		x

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x

31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x

32(a)	Section 1350 Certification of FPL Group	x

32(b)	Section 1350 Certification of FPL		x

101.INS	XBRL Instance Document of FPL Group	x

101.SCH	XBRL Schema Document	x

101.PRE	XBRL Presentation Linkbase Document	x

101.CAL	XBRL Calculation Linkbase Document	x

101.LAB	XBRL Label Linkbase Document	x

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

Date:  October 29, 2009

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)