Form 10-K
period 2009-12-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2010-02-26
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841	FPL GROUP, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-0247775

State or other jurisdiction of incorporation or organization:    Florida

Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
FPL Group, Inc.:	Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑

Aggregate market value of the voting and non-voting common equity of FPL Group, Inc. held by non-affiliates as of June 30, 2009 (based on the closing market price on the Composite Tape on June 30, 2009) was $23,304,012,377.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2009.

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2010: 413,689,884 shares.

As of January 31, 2010, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

—————————————————————

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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
BART	Best Available Retrofit Technology
capacity clause	capacity cost recovery clause, as established by the FPSC
charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
CO2	carbon dioxide
conservation clause	energy conservation cost recovery clause, as established by the FPSC
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EMF	electric and magnetic field(s)
EMT	Energy Marketing & Trading, a division of FPL
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
Exchange Act	Securities Exchange Act of 1934, as amended
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GHG	greenhouse gas(es)
Gulfstream	Gulfstream Natural Gas System, L.L.C.
Holding Company Act	Public Utility Holding Company Act of 2005
IRS	Internal Revenue Service
ITCs	investment tax credits
kv	kilovolt(s)
kw	kilowatt
kwh	kilowatt-hour(s)
LIBOR	London InterBank Offered Rate
LTIP	FPL Group, Inc. Amended and Restated Long Term Incentive Plan
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midwest Independent Transmission System Operator, Inc.
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
NextEra Energy Resources	NextEra Energy Resources, LLC, formerly known as FPL Energy, LLC
Note ___	note ___ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982, as amended
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTCs	production tax credits
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Recovery Act	American Recovery and Reinvestment Act of 2009
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
ROE	return on common equity
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SEGS	Solar Electric Generating System
SO2	sulfur dioxide
VIE	variable interest entity
WCEC	FPL's West County Energy Center in western Palm Beach County, Florida

FPL Group, FPL, FPL Group Capital and NextEra Energy Resources each has subsidiaries and affiliates with names that may include FPL, NextEra Energy Resources, NextEra Energy, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, projection, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A.  Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group's and/or FPL's operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

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

PART I

Item 1.  Business

FPL GROUP

FPL Group was incorporated in 1984 under the laws of Florida.  FPL Group has two principal operating subsidiaries, FPL and NextEra Energy Resources.  FPL is a rate-regulated utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida.  NextEra Energy Resources is FPL Group's competitive energy subsidiary which produces the majority of its electricity from clean and renewable fuels.  FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock of, or has equity interests in, FPL Group's operating subsidiaries, other than FPL, and provides funding for those subsidiaries, including NextEra Energy Resources.  At December 31, 2009, FPL Group and its subsidiaries employed approximately 15,400 people.  For a discussion of FPL's and NextEra Energy Resources' businesses, see FPL Operations and NextEra Energy Resources Operations.  For financial information regarding FPL Group's business segments, see Note 15.

Website Access to SEC Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this combined annual report on Form 10-K.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy and other information about FPL Group and FPL filed electronically with the SEC.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group.  FPL supplies electric service to a population of more than 8.7 million throughout most of the east and lower west coasts of Florida.  During 2009, FPL served approximately 4.5 million customer accounts.  The percentage of FPL's operating revenues by customer class was as follows:

	Years Ended December 31,
	2009	2008	2007

Residential	56%	53%	54%
Commercial	41	40	39
Industrial	3	3	3
Wholesale	1	1	1
Other, including deferred or recovered retail clause revenues, the net change in retail unbilled revenues, transmission sales and customer-related fees	(1)	3	3
	100%	100%	100%

Over the last ten years, FPL's average annual customer growth has been 1.8%.  However, beginning in 2007, FPL has experienced a slowdown in retail customer growth and a decline in non-weather related usage per retail customer.  Retail customer growth in 2008 was 0.3%.  FPL's average number of retail customers declined slightly during the first three quarters of 2009 and remained essentially unchanged during the fourth quarter of 2009; the decline for the full year was 0.2%.  FPL believes that the economic slowdown, the downturn in the housing market and the credit crisis that have affected the country and the state of Florida have contributed to the slowdown in customer growth and to the decline in non-weather related usage per retail customer.  In December 2009, the unemployment rate in Florida was 11.8%.  Beginning in 2007, FPL experienced an increase in inactive accounts (accounts with installed meters without corresponding customer names) and in low-usage customers (customers using less than 200 kwh per month), which have contributed to the decline in retail customer growth and non-weather related usage per retail customer.  In 2009, inactive accounts and low-usage customers continued to increase much of the year but declined slightly in the fourth quarter.  FPL is unable to predict whether or when growth in customers and non-weather related customer usage might return to previous trends.

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2009 operating revenues.  Retail operations are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC with respect to certain aspects of its operations, including, but not limited to, the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.  The NERC established mandatory reliability standards in 2007 to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts.  Violations for non-compliance are subject to penalties of up to $1 million per day per violation.  In addition, FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and retirement of nuclear power plants and subject these plants to continuing review and regulation.

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

Base Rates - In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  At the time base rates are determined, the allowed rate of return on rate base approximates FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and, typically, an allowed ROE.  The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings or through negotiated settlements, which occur at irregular intervals at the initiative of FPL, the FPSC, the State of Florida Office of Public Counsel or a substantially affected party.  Base rates remain in effect until new base rates are approved by the FPSC.

In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent base rate increase of approximately $1 billion in 2010 and an additional $250 million in 2011, which included additions to the storm and property insurance reserve.  The requested increases were based on a proposed regulatory ROE of 12.5% and excluded amounts associated with the proposed extension of a Generation Base Rate Adjustment (GBRA) mechanism, which allowed for automatic adjustments in retail base rates when approved power plants achieved commercial operation, and certain proposed cost recovery clause adjustments.

In January 2010, the FPSC orally ruled with respect to FPL's March 2009 petition (January 2010 rate ruling) and indicated that the ruling would be reflected in a final written order to be issued in February 2010 (final order).  The January 2010 rate ruling indicated that new retail base rates would be established for FPL effective March 1, 2010, would increase retail base rates by approximately $75 million on an annualized basis, would establish a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and would shift certain costs from retail base rates to the capacity clause.  The January 2010 rate ruling also indicated that depreciation expense would be reduced over the next four years.  See Management's Discussion - Results of Operations - FPL.  The January 2010 rate ruling also indicated, among other things, that any additional base rate increase for 2011, the continuation of the GBRA mechanism and any additions to the storm and property insurance reserve would be denied.  As of the date of this report, the final order remains pending.  Upon issuance of the final order, parties have the right to file motions with the FPSC for reconsideration of some or all of the final order, or to appeal some or all of the final order to the Florida Supreme Court.  In response to inquiries regarding potential inconsistencies in calculations underlying the January 2010 rate ruling, staff for the FPSC has indicated it would address any matters raised by the parties before the final order following the filing of any motions for reconsideration.  FPL cannot predict the specific treatment of any particular issue in the final order.

FPL is evaluating the impact of the January 2010 rate ruling on its financial position, including its credit quality and ability to attract capital over the long term (see Management's Discussion - Liquidity and Capital Resources).  FPL has suspended activities on the following projects representing approximately $10 billion of investment over the next five years until the financial impact of the final order, along with other factors, such as load-growth estimates, fuel cost forecasts, demand side management and environmental incentives, can be reviewed (see Capital Expenditures below):

•	development of two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit (see Nuclear Operations below);
•	modernization of FPL's Cape Canaveral and Riviera power plants (see Fossil Operations below);
•	reevaluation of options related to a proposed 300-mile underground natural gas pipeline in Florida; and
•	other infrastructure projects.

FPL is also evaluating its options with respect to future regulatory actions regarding the January 2010 rate ruling and, when it is issued, the final order, as well as assessing the cost structure of its ongoing operations and reviewing other planned capital expenditures for appropriate reductions.

Under a rate agreement approved in 2005 (2005 rate agreement), retail base rates did not increase except to allow recovery, under the GBRA mechanism, of the revenue requirements of FPL's three power plants that achieved commercial operation during the term of the 2005 rate agreement.  Retail base rates increased when Turkey Point Unit No. 5 was placed in service in 2007 and when WCEC Units Nos. 1 and 2 were placed in service in 2009.  During the term of the 2005 rate agreement, FPL did not have an authorized regulatory ROE for the purpose of addressing earnings levels; however, for all other regulatory purposes, FPL had an ROE of 11.75%.  Under the terms of the 2005 rate agreement, FPL's electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL reduced depreciation on its plant in service by $125 million each year, as allowed by the 2005 rate agreement.  The 2005 rate agreement also provided for a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds would be shared with customers.  During the term of the 2005 rate agreement, FPL's revenues did not exceed the thresholds.

Cost Recovery Clauses - Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Beginning in 2009, pre-construction costs and carrying charges on construction costs for new nuclear capacity and costs incurred for FPL's three solar generating facilities, one of which was placed into service in 2009 and two of which are under construction, are also recovered through cost recovery clauses.  These costs are recovered through levelized monthly charges per kwh or kw, depending on the customer's rate class, pursuant to the FPSC's cost recovery clauses.  These cost recovery clause charges are calculated at least annually based on estimated costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage.

In 2009, fuel clause recoveries were approximately $5.9 billion.  FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  See Energy Marketing and Trading below, Management's Discussion - Results of Operations - FPL, Note 1 - Regulation and Note 3.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; in January 2010, approximately $403 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered.  The difference between the refund and the December 31, 2009 overrecovery will be collected from retail customers in a subsequent period.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause and base rates.  Beginning in March 2010, such payments will be recovered entirely through the capacity clause.  In accordance with the FPSC's nuclear cost recovery rule, FPL also recovers pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause.  Once the new capacity goes into service, it is expected that construction costs will be recovered through base rate increases.  See Nuclear Operations below.  In 2009, capacity clause recoveries were approximately $772 million.

Costs associated with implementing energy conservation programs are recovered from customers through the conservation clause.  In 2009, conservation clause recoveries were approximately $198 million.  Certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with FPL's three solar facilities are recovered through the environmental clause.  In 2009, environmental clause recoveries were approximately $91 million.  See Environmental and Solar Operations below.

Other Recovery Mechanisms - FPL maintains a funded storm and property insurance reserve.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, FPL formed a wholly-owned bankruptcy remote special purpose subsidiary for the purpose of issuing storm-recovery bonds, pursuant to the securitization provisions of the Florida Statutes and an FPSC financing order.  In May 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds, including interest and bond issuance costs, are being repaid through a surcharge to retail customers.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering the 2004 storm restoration costs from retail customers through a storm damage surcharge.  See Management's Discussion - Results of Operations - FPL and Note 9 - FPL.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently holds 176 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2040.  Of the 176 franchise agreements, 10 expire in 2010, 9 expire in 2011 and 157 expire during the period 2012 through 2040.  Negotiations are ongoing to renew franchises with upcoming expirations.  FPL also provides service to 13 other municipalities and to 22 unincorporated areas within its service area without franchise agreements.  FPL considers its franchises to be adequate for the conduct of its business.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2009, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Management's Discussion - Critical Accounting Policies and Estimates - Regulatory Accounting.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP except when the FPSC determines that an exception from the RFP process is in the public interest.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC approve the terms of the power purchase agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.  In 2007, the FPSC eliminated the requirement for utilities to issue an RFP for new nuclear power plants sited after June 2006.  See Nuclear Operations below regarding the approval by the FPSC for two additional nuclear units.

Environmental.  FPL is subject to environmental laws and regulations and is affected by some of the emerging issues included in the Environmental Matters section.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

During 2009, FPL spent approximately $214 million on capital additions to comply with existing environmental laws and regulations.  FPL's capital expenditures to comply with existing environmental laws and regulations are estimated to be $424 million for 2010 through 2012, including approximately $236 million in 2010, and are included in estimated planned capital expenditures set forth in Capital Expenditures below.

System Capability and Load.  At December 31, 2009, FPL's resources for serving load consisted of 26,682 mw, of which 24,530 mw were from FPL-owned facilities (see Item 2 - Generating Facilities) and 2,152 mw were available through purchased power contracts (see Note 14 - Contracts).  FPL's projected reserve margin for the summer of 2010 is approximately 22%.  This reserve margin is expected to be achieved through the combination of output from FPL's active generating units (excluding solar which is considered non-firm), purchased power contracts and the capability to reduce peak demand through the implementation of demand side management programs, including load management, which was estimated to be capable of reducing demand by 1,801 mw at December 31, 2009, and energy efficiency and conservation programs.  In December 2009, the FPSC issued an order that will require Florida utilities, including FPL, to meet higher demand side management goals for both demand and energy beginning in 2010, and to file plans to meet these goals by March 30, 2010.  FPL and the other Florida utilities have filed motions for reconsideration of the FPSC order.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory.  During 2009, the highest peak load FPL served was 22,351 mw.  The highest peak load FPL has served to date was 24,346 mw, which occurred on January 11, 2010.  FPL had adequate resources available at the time of this peak to meet customer demand.  See Fossil Operations, Nuclear Operations and Solar Operations below regarding generation projects currently under construction.

Fuel Mix.  FPL's generating plants use a variety of fuels.  The diverse fuel options, along with purchased power, are intended to enable FPL to shift between sources of generation to achieve a more economical fuel mix.  See Fossil Operations and Nuclear Operations below, and Item 2 - Generating Facilities.

FPL's 2009 fuel mix based on kwh produced was as follows:

Fuel Source	Percentage of kwh Produced

Natural gas	56%
Nuclear	21%
Purchased power	13%
Coal	6%
Oil	4%

Fossil Operations.  FPL owns and operates 81 units that use fossil fuels such as natural gas and/or oil, and has a joint-ownership interest in three coal units.  FPL's fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced electricity demand.  FPL is currently constructing a natural gas-fired combined-cycle unit of approximately 1,220 mw at its WCEC, which is expected to be placed in service by mid-2011.  In 2008, the FPSC approved FPL's plan to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be placed in service by 2013 and 2014, respectively.  However, FPL has suspended activities on the modernization of the two power plants.  See Retail Ratemaking above and Capital Expenditures below.

FPL has four firm transportation contracts in place with FGT, two firm transportation contracts with Gulfstream and one firm transportation contract with Southeast Supply Header, LLC, that together are expected to satisfy substantially all of the anticipated needs for natural gas transportation at its existing units.  The four existing FGT contracts expire between 2021 and 2025, while both Gulfstream contracts expire in 2032.  The Southeast Supply Header contract expires in 2020.  To the extent desirable, FPL can also purchase interruptible natural gas transportation service from FGT and Gulfstream based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's natural gas requirements is purchased in the spot market.  FPL has a long-term agreement for the storage of natural gas that expires in 2013.  In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet started construction, or if started, have not yet completed construction.  These agreements range from 15 to 25 years in length and contain firm commitments by FPL totaling up to approximately $175 million annually or $4.3 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including completion of construction of the facilities in 2011.  See Note 14 - Contracts.  FPL's oil requirements are obtained under short- and medium-term contracts and in the spot market.

FPL has, through its joint ownership interest in St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, a coal supply and transportation contract for all of the 2010 fuel needs and a portion of the 2011 fuel needs for those units.  All of the transportation requirements and a portion of the coal supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts.  FPL's remaining fuel requirements for these units will be obtained in the spot market.  See Note 14 - Contracts.

Nuclear Operations.  FPL owns, or has undivided interests in, and operates four nuclear units, two at Turkey Point and two at St. Lucie, with a total net generating capability of 2,939 mw.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.  This duration is longer for expanded scope outages.  The following table summarizes certain information related to FPL's nuclear units:

Facility	Unit	Net Capability (mw)	Operating License Expiration Dates	Next Scheduled Refueling Outage

St. Lucie	1	839	2036	April 2010
St. Lucie	2	714	2043	January 2011
Turkey Point	3	693	2032	September 2010
Turkey Point	4	693	2033	March 2011

FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by the end of 2012.  The construction costs relating to the 400 mw of baseload capacity yet to be incurred as of December 31, 2009 are included in the estimated planned capital expenditures set forth in Capital Expenditures below.  As part of the conditions of certification by the state of Florida for this project, FPL is required to implement a monitoring plan on the Turkey Point cooling canals due to concerns over potential saltwater intrusion beyond FPL's property.  Monitoring under the plan includes collection of data for two years prior to and two years after the date the additional capacity is placed in service in order to establish a baseline and assess various environmental impacts of the cooling canals on surrounding areas.  The potential results of the monitoring plan are uncertain and the financial and operational impacts on FPL, if any, cannot be determined at this time.  In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020.  The two units combined are expected to add approximately 2,200 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the development process.  However, FPL has suspended development activities on the two new nuclear units at its Turkey Point site beyond what is required to receive a license for each unit from the NRC.  See Retail Ratemaking above and Capital Expenditures below.

FPL leases nuclear fuel for all four of its nuclear units.  See Note 1 - Nuclear Fuel.  FPL Group and FPL consolidate the lessor entity, a VIE.  See Note 9 - FPL.  The contracts for the supply, conversion, enrichment and fabrication of FPL's nuclear fuel have expiration dates ranging from March 2010 through 2022.  Under the Nuclear Waste Policy Act, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, FPL is a party to contracts with the DOE to provide for disposal of spent nuclear fuel from its Turkey Point and St. Lucie nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 31, 2009, FPL has paid approximately $629 million in such fees to the U.S. Government's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 2009, FPL and certain nuclear plant joint owners signed a settlement agreement (spent fuel settlement agreement) with the U.S. Government agreeing to dismiss with prejudice lawsuits filed against the U.S. Government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear plants.  The spent fuel settlement agreement permits FPL to make annual filings to recover certain spent fuel storage costs incurred by FPL which will be payable by the U.S. Government on an annual basis.  Through December 31, 2009, FPL has collected approximately $82 million of the amount due from the U.S. Government pursuant to the spent fuel settlement agreement and has paid approximately $5 million to the joint owners of St. Lucie Unit No. 2.  An additional payment from the U.S. Government of approximately $18 million relating to costs incurred in 2008 is pending.  FPL plans to file a claim for spent fuel storage costs incurred during 2009 by April 2010.  FPL will continue to pay fees to the U.S. Government's nuclear waste fund.  The DOE filed a license application for a permanent disposal facility for spent nuclear fuel with the NRC in 2008, and a licensing proceeding is ongoing before the NRC.  However, it is uncertain when a permanent disposal facility will be constructed and when it would be ready to begin receiving spent nuclear fuel shipments.

FPL uses both on-site storage pools and dry storage casks to store spent nuclear fuel generated by St. Lucie Units Nos. 1 and 2, which should allow FPL to store all spent nuclear fuel at this facility through license expiration.  FPL currently stores all spent nuclear fuel generated by Turkey Point Units Nos. 3 and 4 in on-site storage pools.  These spent nuclear fuel storage pools do not have sufficient storage capacity for the life of the respective units.  Beginning in 2011, FPL plans to begin using dry storage casks to store spent nuclear fuel generated by the Turkey Point facility, which should allow FPL to store all spent nuclear fuel at this facility through license expiration.

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

Solar Operations.  In 2009, FPL placed into service its first utility-scale solar generating facility, a 25 mw photovoltaic (PV) facility in DeSoto County, Florida.  FPL is currently constructing a 75 mw solar thermal facility in Martin County, Florida and a 10 mw solar PV facility in Brevard County, Florida, which are expected to be placed into service by the end of 2010.  The construction costs of the Martin County and Brevard County solar generating facilities yet to be incurred as of December 31, 2009 are included in estimated planned capital expenditures set forth in Capital Expenditures below.

Energy Marketing and Trading.  EMT buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity.  EMT also uses derivative instruments, such as swaps, options and forwards, to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking above, Management's Discussion - Results of Operations - FPL and Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

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

FPL's actual capital expenditures for 2007 through 2009 and estimated planned capital expenditures for 2010 through 2014 as of December 31, 2009 were as follows:

	Actual			Planned (a)
	2007	2008	2009	2010	2011	2012	2013	2014	Total
(millions)
Generation: (b)
New (c) (d)	$396	$880	$1,203	$1,120	$985	$305	$5	$-	$2,415
Existing	586	601	651	530	490	390	320	330	2,060
Transmission and distribution	875	737	600	440	460	480	480	480	2,340
Nuclear fuel	194	130	178	105	200	175	250	205	935
General and other	77	101	135	260	270	270	260	130	1,190
Total	$2,128	$2,449	$2,767	$2,455	$2,405	$1,620	$1,315	$1,145	$8,940
——————————
(a)
Excludes capital expenditures of approximately $685 million in 2010, $1,310 million in 2011, $2,505 million in 2012, $2,605 million in 2013 and $1,805 million in 2014 for the following: (1) construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit, (2) modernization of the Cape Canaveral and Riviera power plants and (3) other infrastructure projects.  See Retail Ratemaking above.

(b)	Includes AFUDC of approximately $36 million, $50 million, $74 million, $47 million, $27 million and $4 million in 2007 to 2012, respectively.
(c)	Includes land, generating structures, transmission interconnection and integration and licensing.
(d)
Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $50 million, $41 million, $147 million, $390 million and $37 million in 2008 to 2012, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Estimated Planned Capital Expenditures and Note 14 - Commitments.

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

The FDEP established EMF standards for electricity facilities in 1989 and FPL facilities comply with these standards.  Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the width of right of ways or relocating or reconfiguring transmission facilities.  It is not presently known whether any such expenditures will be required.  Currently, there are no such changes proposed to the FDEP regulations.

Employees.  FPL had approximately 10,500 employees at December 31, 2009.  Approximately 31% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2011.

NEXTERA ENERGY RESOURCES OPERATIONS

General.  NextEra Energy Resources, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing competitive energy businesses.  It is a limited liability company organized under the laws of Delaware.  Through its subsidiaries, NextEra Energy Resources currently owns, develops, constructs, manages and operates primarily domestic electric-generating facilities in wholesale energy markets.  NextEra Energy Resources also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and owns a retail electric provider based in Texas.  NextEra Energy Resources also engages in power and gas marketing and trading activities.

At December 31, 2009, NextEra Energy Resources managed or participated in the management of approximately 97% of its projects, which represented approximately 99% of the net generating capacity in which NextEra Energy Resources has an ownership interest.  NextEra Energy Resources had ownership interests in operating independent power projects with a net generating capability totaling 18,148 mw (see Item 2 - Generating Facilities).  Generation capacity spans various regions and is produced using a variety of fuel sources, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  At December 31, 2009, the percentage of capacity by geographic region was:

Geographic Region	Percentage of Generation Capacity
ERCOT	29%
Northeast	28%
Midwest	21%
West	15%
Other South	7%

At December 31, 2009, fuel sources for these projects were as follows:

Fuel Source	Percentage of Generation Capacity
Wind	41%
Natural Gas	37%
Nuclear	14%
Oil	5%
Hydro	2%
Solar and other	1%

NextEra Energy Resources' strategy is, among other things, to continue to maintain its leadership position in wind, accelerate growth in solar development, continue to expand its transmission capability, grow its supply-related and non-asset based businesses, and to develop its natural gas infrastructure business.  NextEra Energy Resources' supply-related business includes full energy and capacity requirements services and retail operations, and the non-asset based business includes power and gas marketing and trading operations.  NextEra Energy Resources seeks to expand its portfolio primarily through wind and solar development and acquisitions where economic prospects are attractive.  In 2009, NextEra Energy Resources added approximately 1,170 mw of wind generation to its portfolio and expects to add approximately 1,000 mw of new wind generation in 2010 and 1,000 mw to 1,500 mw in each of 2011 and 2012.  In addition to wind expansion, NextEra Energy Resources is considering several solar development opportunities in the U.S., as well as in Europe.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  NextEra Energy Resources is evaluating additional natural gas infrastructure opportunities in the U.S. and will continue to explore additional projects as opportunities become available.

NextEra Energy Resources' actual capital expenditures and investments for 2007 through 2009 and estimated planned capital expenditures for 2010 through 2014 as of December 31, 2009 were as follows:

	Actual			Planned
	2007	2008	2009	2010	2011	2012	2013	2014	Total
	(millions)

Wind (a)	$1,795	$2,255	$2,625	$1,895	$15	$15	$10	$5	$1,940
Nuclear (b)	1,120	335	455	560	325	315	255	235	1,690
Natural gas	120	115	120	75	75	70	50	20	290
Solar	10	20	40	195	440	485	95	-	1,215
Other	30	80	110	65	60	45	45	50	265
Total	$3,075	$2,805	$3,350	$2,790	$915	$930	$455	$310	$5,400
——————————
(a)
Includes capital expenditures for new wind projects that have been identified and related transmission.  NextEra Energy Resources expects to add new wind generation of approximately 1,000 mw in 2010 and 1,000 mw to 1,500 mw in each of 2011 and 2012, subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  The cost of the planned wind additions for 2011 and 2012 is estimated to be approximately $2.2 billion to $3.3 billion in each year, which is not included in the table above.

(b)	Includes nuclear fuel.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Estimated Planned Capital Expenditures and Note 14 - Commitments.

Portfolio by Category.  NextEra Energy Resources' generating assets are categorized as follows:

Wind Assets - At December 31, 2009, NextEra Energy Resources had ownership interests in wind plants with a combined capacity of approximately 7,544 mw (net ownership), of which approximately 75% have long-term contracts with utilities and power marketers, predominantly under fixed-price agreements with expiration dates ranging from 2011 to 2034.  The expected output of the remaining 25% is substantially hedged through 2011 and partially hedged through 2016 against changes in commodity prices.  NextEra Energy Resources operates substantially all of these wind facilities.  Approximately 92% of NextEra Energy Resources' net ownership in wind facilities has received exempt wholesale generator status as defined under the Holding Company Act.  Essentially all of the remaining facilities have qualifying facility status under PURPA.  NextEra Energy Resources' wind facilities are located in 17 states and Canada.  NextEra Energy Resources expects to add approximately 1,000 mw of new wind generation in 2010.

Contracted Assets - At December 31, 2009, NextEra Energy Resources had 3,533 mw of non-wind contracted assets.  The contracted category includes all projects, other than wind, with contracts for substantially all of their output.  Essentially all of these contracted assets were under power sales contracts with utilities, with contract expiration dates ranging from 2011 to 2033 and have firm fuel and transportation agreements with expiration dates ranging from December 2010 to 2022.  See Note 14 - Contracts.  Approximately 1,825 mw of this capacity is natural gas-fired generation.  The remaining 1,708 mw uses a variety of fuels and technologies such as nuclear, oil, solar, coal and petroleum coke.  As of December 31, 2009, approximately 93% of NextEra Energy Resources' contracted generating capacity is from power plants that have received exempt wholesale generator status under the Holding Company Act, while the remaining 7% has qualifying facility status under PURPA.

Merchant Assets - At December 31, 2009, NextEra Energy Resources' portfolio of merchant assets includes 7,071 mw of owned nuclear, natural gas, oil and hydro generation, of which 3,772 mw is located in the Northeast region, 2,792 mw in the ERCOT region and 507 mw in the West region.  The merchant assets include 1,017 mw of peak generating facilities.  Merchant assets are plants that do not have long-term power sales agreements to sell their output and therefore require active marketing and hedging.  Approximately 75% (based on net mw capability) of the natural gas fueled merchant assets have natural gas supply agreements or a combination of natural gas supply and transportation agreements to provide for on-peak natural gas requirements.  In mid-2010, two natural gas fired plants, located in California and Pennsylvania, with a combined net generating capacity of approximately 1,250 mw, will move to the contracted assets category when their respective long-term power sales agreements become effective.  See Note 14 - Contracts.  Derivative instruments (primarily swaps, options, futures and forwards) are used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Managing market risk through these instruments introduces other types of risk, primarily counterparty and operational risks.  See Energy Marketing and Trading below.

Nuclear Operations.  NextEra Energy Resources wholly owns, or has undivided interests in, three nuclear power plants with a total net generating capability of 2,552 mw.  NextEra Energy Resources is responsible for all plant operations and the ultimate decommissioning of the plants, the cost of which is shared on a pro-rata basis by the joint owners for the jointly owned plants.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - NextEra Energy Resources.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  The following table summarizes certain information related to NextEra Energy Resources' nuclear units:

Facility	Location	Net Capability (mw)	Portfolio Category	Operating License Expiration Dates		Next Scheduled Refueling Outage

Seabrook	New Hampshire	1,098	Merchant	2030	(a)	April 2011
Duane Arnold	Iowa	431	Contracted(b)	2014	(c)	October 2010
Point Beach Unit No. 1	Wisconsin	509	Contracted(d)	2030		March 2010
Point Beach Unit No. 2	Wisconsin	514	Contracted(d)	2033		March 2011
——————————
(a)	NextEra Energy Resources intends to seek approval from the NRC to renew Seabrook's operating license for an additional 20 years.
(b)	NextEra Energy Resources sells substantially all of its share of the output of Duane Arnold under a long-term contract expiring in 2014.
(c)	In 2008, NextEra Energy Resources filed an application with the NRC to renew Duane Arnold's operating license for an additional 20 years.
(d)	NextEra Energy Resources sells 100% of the output of Point Beach Units Nos. 1 and 2 under a long-term contract through the current license terms.

NextEra Energy Resources is in the process of adding approximately 80 mw of capacity at each of its existing nuclear units at Point Beach during the scheduled refueling outages in the fall of 2011 for Unit No. 1 and the spring of 2011 for Unit No. 2.  The construction costs relating to the capacity additions yet to be incurred as of December 31, 2009 are included in estimated planned capital expenditures set forth in Capital Expenditures above.  See Note 14 - Commitments.

NextEra Energy Resources' nuclear facilities have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2010 to 2022.  See Note 14 - Contracts.  Under the Nuclear Waste Policy Act, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, subsidiaries of NextEra Energy Resources are parties to contracts with the DOE to provide for disposal of spent nuclear fuel from its Seabrook, Duane Arnold and Point Beach nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The total cumulative amount of such fees paid to the U.S. Government's nuclear waste fund for Seabrook, Duane Arnold and Point Beach, including amounts paid by all joint owners, since the start of the plants' operations through December 31, 2009, is approximately $514 million, of which NextEra Energy Resources has paid approximately $83 million since the date of the plants' acquisition.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 2009, certain subsidiaries of NextEra Energy Resources and certain nuclear plant joint owners signed the spent fuel settlement agreement with the U.S. Government agreeing to dismiss with prejudice lawsuits filed against the U.S. Government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from the Seabrook, Duane Arnold and Point Beach nuclear plants.  The spent fuel settlement agreement permits NextEra Energy Resources to make annual filings to recover certain spent fuel storage costs incurred by NextEra Energy Resources which will be payable by the U.S. Government on an annual basis.  Through December 31, 2009, NextEra Energy Resources has collected approximately $42 million of the amount due from the U.S. Government pursuant to the spent fuel settlement agreement and has paid approximately $18 million to the joint owners of Duane Arnold and Seabrook.  An additional payment from the U.S. Government of approximately $12 million relating to costs incurred in 2008 is pending.  NextEra Energy Resources plans to file a claim for spent fuel storage costs incurred during 2009 by April 2010.  NextEra Energy Resources will continue to pay fees to the U.S. Government's nuclear waste fund.  The DOE filed a license application for a permanent disposal facility for spent nuclear fuel with the NRC in 2008, and a licensing proceeding is ongoing before the NRC.  However, it is uncertain when a permanent disposal facility will be constructed and when it would be ready to begin receiving spent nuclear fuel shipments.  All of NextEra Energy Resources' nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which should allow NextEra Energy Resources to store spent nuclear fuel at these facilities through license expiration.

Energy Marketing and Trading.  PMI, a subsidiary of NextEra Energy Resources, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  Its primary role is to manage the commodity risk of NextEra Energy Resources' portfolio.  PMI sells the output from NextEra Energy Resources' plants that has not been sold under long-term contracts.  PMI procures natural gas and oil for NextEra Energy Resources' use in power generation, as well as substantially all of the electricity needs for NextEra Energy Resources' retail operations conducted primarily in Texas, which at December 31, 2009 served approximately 1,010 mw of peak load to approximately 148,000 customers.  PMI uses derivative instruments such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NextEra Energy Resources' power generation assets.  PMI also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.  At December 31, 2009, PMI provided full energy and capacity requirements services totaling approximately 5,000 mw of peak load in the NEPOOL, PJM, ERCOT and MISO markets.  The results of PMI's activities are included in NextEra Energy Resources' operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

Regulation.  At December 31, 2009, NextEra Energy Resources had ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 95% of NextEra Energy Resources' net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  NextEra Energy Resources' exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  Essentially all of the remaining 5% of NextEra Energy Resources' net generating capacity has qualifying facility status under PURPA.  NextEra Energy Resources' qualifying facilities generate electricity from wind, solar, fossil fuels or waste coal.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Each of the markets in which NextEra Energy Resources operates is subject to regulation and specific rules.  NextEra Energy Resources continues to evaluate regional market redesigns of existing operating rules for the integration of renewable energy resources and for the purchase and sale of energy commodities.  ERCOT is scheduled to implement a locational marginal price (LMP) market design (a market-pricing approach used to manage the efficient use of the transmission system when congestion occurs on the electricity grid) in late 2010.  The final ERCOT market design has not yet been determined, therefore, NextEra Energy Resources is currently unable to determine the effects, if any, on its business resulting from implementation of the final market design.  In the second quarter of 2009, California implemented a LMP market design, which did not have a material effect on NextEra Energy Resources' business.  Additionally, certain NextEra Energy Resources facilities are subject to the NERC’s mandatory reliability standards, and its nuclear facilities are subject to the jurisdiction of the NRC.

Competition.  Competitive wholesale markets in the United States continue to evolve and vary among and within geographic regions.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from regulated utilities and new sources of generation, effective risk management, demand growth, environmental requirements and exposure to legal and regulatory changes.

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

Environmental.  NextEra Energy Resources is subject to environmental laws and regulations and is affected by some of the emerging issues included in the Environmental Matters section.

During 2009, NextEra Energy Resources spent approximately $4 million on capital additions to comply with existing environmental laws and regulations.  NextEra Energy Resources' capital expenditures to comply with existing environmental laws and regulations are estimated to be $14 million for 2010 through 2012, including approximately $6 million in 2010, and are included in estimated planned capital expenditures set forth in General above.

Employees.  NextEra Energy Resources and its subsidiaries had approximately 4,570 employees at December 31, 2009.  Subsidiaries of NextEra Energy Resources have collective bargaining agreements with various unions which are summarized in the table below.

Union	Location	Contract Expiration Date	% of NextEra Energy Resources Employees Covered

IBEW	Wisconsin	August 2010 - August 2012 (a)	10%
Utility Workers Union of America	New Hampshire	December 2013	5
IBEW	Iowa	May 2012	4
IBEW	Maine	February 2013	2
Security Police and Fire Professionals of America	Iowa	July 2012	2
IBEW	California	March 2012	- (b)
Total			23%
——————————
(a)	Various employees at Point Beach are represented by the IBEW under four separate contracts with different expiration dates.
(b)	Employees constitute less than 1% of NextEra Energy Resources' employees.

OTHER FPL GROUP OPERATIONS

FPL Group's Corporate and Other segment represents other business activities, primarily FPL FiberNet and Lone Star Transmission, that are not separately reportable.  See Note 15.

FPL FiberNet.  FPL FiberNet, a wholly-owned subsidiary of FPL Group Capital, was formed in 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless carriers, internet and other telecommunications companies.  FPL FiberNet's primary business focus is the Florida metropolitan (metro) market.  Metro networks cover Miami, Fort Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville.  FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates.  At December 31, 2009, FPL FiberNet's network consisted of approximately 2,950 route miles, which interconnect major cities throughout Florida.

At December 31, 2009, FPL Group's investment in FPL FiberNet totaled approximately $164 million.  FPL FiberNet invested approximately $54 million during 2009 and plans to invest a total of approximately $110 million over the next five years primarily to meet customers' specific requirements under contract.

Lone Star Transmission.  In 2008, the Public Utility Commission of Texas (PUCT) approved a $4.9 billion transmission grid improvement program that would add approximately 2,300 miles of 345 kv lines to deliver wind power from the Competitive Renewable Energy Zones (CREZ) in west Texas and the Texas panhandle to the Dallas/Fort Worth area and other population centers in Texas.  In May 2009, Lone Star Transmission, LLC (Lone Star), an indirect wholly-owned subsidiary of FPL Group Capital, was, under the PUCT's Transmission Service Provider (TSP) Order, allocated $565 million in transmission projects by the PUCT under the CREZ program.  Lone Star's CREZ project would include constructing and operating 250 miles of 345 kv transmission lines in Texas.  Lone Star intends to file a certificate of convenience and need (CCN) with the PUCT by mid-2010, which will begin the process of both establishing Lone Star as a regulated transmission provider in Texas and obtaining approval to begin construction of Lone Star's CREZ project.  An order from the PUCT regarding Lone Star's CCN application is expected later in 2010.  In January 2010, the TSP order was reversed and remanded back to the PUCT to consider certain issues raised in an appeal of the TSP order.  The Lone Star CREZ transmission project is subject to, among other things, issuance of the revised TSP order, receipt, and possible petition for reconsideration and appeal, of all applicable ERCOT and PUCT approvals.  Once all required approvals are obtained, Lone Star expects to commence construction on its CREZ transmission project.  Due to the contingencies discussed above, the estimated costs associated with this project are not included in the capital expenditures table in Note 14 - Commitments.

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

Climate Change - The U.S. Congress and certain states and regions are considering several legislative and regulatory proposals that would establish new regulatory requirements and reduction targets for GHG emissions.  In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (ACESA) to encourage the development of clean energy sources and reduce GHG emissions.  ACESA would establish, among other things, provisions for federal renewable energy standards for electric suppliers and a national cap and trade program to reduce GHG emissions.  The U.S. Senate is considering similar proposals. It is not clear whether and when this or similar legislation may be enacted.  The economic and operational impact of this or any similar legislation on FPL Group and FPL depends on a variety of factors, including, but not limited to, the allowed emissions, whether the permitted emissions will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace, and the availability of offsets and mitigating factors to moderate the costs of compliance.  If and until legislation is enacted and implementing regulations are adopted, the economic and operational impact (either positive or negative) on FPL Group and FPL cannot be determined but could be material.

Meanwhile, the EPA is implementing regulatory action under the Clean Air Act to address climate change.  In April 2009, the EPA released a proposed endangerment finding under Section 202(a) of the Clean Air Act that the current and projected concentrations of GHG in the atmosphere threaten the public health and welfare of current and future generations, and issued a final finding in December 2009.  The final finding noted that, among other things, climate change is expected to result in an increase in electricity production, especially supply for peak demand, a potentially adverse impact on hydropower resources as well as the potential risk of serious adverse effects on energy infrastructure from extreme weather events.  In September 2009, the EPA and the U.S. Department of Transportation issued a proposed rule under the Clean Air Act to regulate GHG emissions from light duty vehicles.  The EPA's proposed rule is expected to be finalized in March 2010, which will then trigger certain permitting requirements under the Clean Air Act for any new or modified stationary sources of GHG, including power plants, that exceed certain GHG emissions levels.  Also, in September 2009, the EPA released a proposed rule under the Clean Air Act to tailor requirements for GHG emissions which would increase applicability thresholds for major sources from 100 or 250 tons per year (tpy) to 25,000 tpy.  New facilities emitting 25,000 tpy or more of GHG and modifications to existing facilities resulting in an increase of GHG emissions in the range of 10,000 - 25,000 tpy or more will have to meet additional requirements.  In September 2009, the EPA issued a final rule for mandatory reporting of GHG emissions from facilities with emissions of 25,000 tpy or more, which includes all of FPL's and NextEra Energy Resources' fossil plants.  Affected facilities must begin collecting data in January 2010 and the first emissions report is due on March 31, 2011 for the 2010 period.

Based on current reference data available from government sources, FPL Group is among the lowest emitters, among electric generators, of GHG in the United States measured by its rate of emissions expressed as pounds of CO2 per megawatt-hour (mwh) of generation.  However, the legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and NextEra Energy Resources' generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of any legislation enacted or specific implementation rules adopted.

In anticipation of the potential for further imposition of GHG emission limits on the electric industry in the future, FPL Group has taken a leadership role in the debate of climate change regulation and is involved in several climate change initiatives, including, but not limited to, the following:

•	voluntary reporting of its GHG emissions and climate change strategy through the Carbon Disclosure Project (an investor-led initiative to identify climate change impacts on publicly-traded companies);

•
participation in the U.S. Climate Action Partnership (an alliance made up of a diverse group of U.S.-based businesses and environmental organizations, which in January 2009 issued the Blueprint for Legislative Action, a set of legislative principles and recommendations to address global climate change and the reduction of GHG emissions);

•
participation in the Clinton Global Initiative (an organization which seeks to foster shared commitment by individuals, businesses and governments to confront major world issues and achieve real change);

•
participated in the EPA's Climate Leaders Program to reduce GHG intensity in the United States 18% by 2012, including reporting of emissions data annually.  During 2008, FPL Group met its commitment to achieve a 2008 target emissions rate reduction of 18% below a 2001 baseline emission rate measured in pounds per mwh;

•
supporting Edison Electric Institute's climate change framework, which supports the concept of mandatory legislation capping carbon emissions economy wide and recommends, among other things, an 80% reduction of carbon emissions from current levels by 2050;

•
participation in various groups, including working with the Governor of Florida on the Governor's Action Team on Energy and Climate Change, the FDEP, the Florida Energy and Climate Commission and the FPSC in addressing executive orders issued in 2007 by the Governor of Florida (see below for additional information); and

•	focusing on customer energy efficiency and conservation through programs such as Energy Smart Florida and EarthEra Renewable Energy Trust.

In 2007, the Governor of Florida issued three executive orders aimed at reducing Florida GHG emissions and improving Florida's energy efficiency.  The orders state, among other things, that Florida utilities will be required to reduce emissions to 2000 levels by 2017; to 1990 levels by 2025; and to 20% of 1990 levels by 2050, and that the FPSC should begin the process of adopting a renewable portfolio standard that would require utilities to produce at least 20% of their energy from renewable sources, with an emphasis on wind and solar energy.  The FPSC submitted a draft rule in January 2009 which was not adopted by the legislature.  The FDEP is currently evaluating various options regarding GHG emissions reductions.  Any rule issued by FDEP or FPSC would require approval by the legislature.  The impact of any future legislation on FPL and FPL Group cannot be determined at this time.

NextEra Energy Resources' plants operate in many states and regions that have developed or are in the process of developing legislation to reduce GHG emissions, including, but not limited to, the following:

•
Renewable portfolio standards (RPS), currently in place in 31 states, require electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary by state, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.

•
The Regional Greenhouse Gas Initiative (RGGI) is a GHG reduction initiative whereby ten Northeast and Mid-Atlantic member states have established a cap and trade program for covered electric generating units in Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, Vermont, Maryland, Massachusetts and Rhode Island.  RGGI members have agreed to stabilize power plant CO2 emissions at 2009 levels through the end of 2014 and to further reduce the sector's emissions another 10% by the end of 2018.  The RGGI GHG reduction requirements will affect 12 NextEra Energy Resources' fossil electric generating units, requiring those electric generating units to reduce emissions or to acquire CO2 allowances for emissions of CO2 beginning in 2009.  All RGGI states have enacted legislation and regulations.  Based on NextEra Energy Resources' clean generating portfolio in the RGGI marketplace, NextEra Energy Resources experienced a positive impact on earnings in 2009 and expects that the requirements will have a positive overall impact on NextEra Energy Resources' earnings in 2010.

•
The Western Climate Initiative is a GHG reduction initiative with a goal of reducing CO2 emissions by 15% below 2005 levels by 2020 for participants (Arizona, California, Oregon, Montana, New Mexico, Washington and Utah, as well as British Columbia, Manitoba, Ontario and Quebec, Canada).

•
California Greenhouse Gas Regulation - California has enacted legislation to reduce GHG emissions in the state to 1990 emissions levels by 2020.  Pursuant to the legislation, the California Air Resources Board (CARB) must implement multi-sector GHG reduction measures by January 1, 2012.  The CARB has released a proposed GHG program which includes a cap and trade program and administrative fee on GHG emissions sources but excludes certain details.  The CARB anticipates supplementing its proposal in the spring of 2010 and finalizing it in November 2010.

•
The Midwestern Greenhouse Gas Reduction Accord (MGGRA) is an initiative to reduce GHG emissions through the establishment of targets for GHG reductions and the development of a cap and trade program.  Participants in MGGRA are Illinois, Iowa, Kansas, Michigan, Minnesota, Wisconsin and Manitoba, Canada.  MGGRA has proposed a multi-sector program that, if implemented, will initially be focused on the electricity generation and imports, industrial combustion and industrial processes sectors.  Currently, NextEra Energy Resources does not have any fossil-fired generation in the MGGRA region.

Except as discussed above regarding RPS and the RGGI, the final requirements to be enacted in connection with these initiatives are uncertain and the financial and operational impacts on FPL Group cannot be determined at this time.  However, NextEra Energy Resources' portfolio in these regions is heavily weighted toward non-CO2 emitting and low CO2 emitting generation sources (wind, hydro, solar, nuclear and natural gas).

Clean Air Act Mercury/Nickel Rule - During 2005, the EPA determined that new data indicated that nickel emissions from oil-fired units and mercury emissions from coal-fired units should not be regulated under Section 112 of the Clean Air Act, which sets Maximum Achievable Control Technology standards (MACT), and as a result the EPA published a final rule delisting nickel and mercury from the requirements of regulation under Section 112.  In lieu of regulation under Section 112, the EPA issued a final rule (Clean Air Mercury Rule) to regulate mercury emissions from coal-fired electric utility steam generating units under Section 111 of the Clean Air Act.  The mercury and nickel delisting rule, as well as the Clean Air Mercury Rule, were challenged by various states and environmental groups.  In 2008, the U.S. Court of Appeals for the District of Columbia (DC Circuit) vacated both the EPA's mercury and nickel delisting rule and the Clean Air Mercury Rule, requiring the EPA to proceed with rulemaking under Section 112.  In November 2009, the EPA issued a final information collection request (ICR) for hazardous air pollutants for coal and oil-fired electric generating units which requires extensive fuel and emissions stack testing from oil and gas facilities throughout the U.S. which must be completed by August 2010.  The ICR lists certain FPL oil-fired units, Scherer Unit No. 4, SJRPP Units Nos. 1 and 2, certain coal-fired units from which FPL purchases power and three of NextEra Energy Resources' oil-fired units in Maine for stack testing.  Depending upon the final outcome of the EPA's rulemaking, it is possible that these units may be required to add additional pollution control equipment.

Clean Air Interstate Rule (CAIR) - In 2005, the EPA published a final rule that requires SO2 and NOx emissions reductions from electric generating units in 28 states, where the emissions from electric generating units are deemed to be transported to downwind states, allegedly resulting in fine particulate (PM 2.5) and ozone non-attainment areas.  In July 2008, the DC Circuit issued an opinion vacating the CAIR and remanded the rule to the EPA for further rulemaking.  In September 2008, the EPA and three other parties petitioned for rehearing of that order.  In December 2008, the DC Circuit remanded the CAIR back to the EPA for further rulemaking without vacating the rule.  Because the DC Circuit chose not to vacate the rule, FPL Group and FPL were required to begin complying with the current version of the CAIR on January 1, 2009 and must continue to comply until the EPA rewrites the rule; a proposed rule is expected to be published in mid-2010.  The impact of complying with the current version of the CAIR has not had, and is not expected to have, a material effect on the financial statements of FPL Group and FPL.

FPL Group and others have urged the EPA to move forward with separate rulemaking that removes the NOx fuel adjustment factors deemed unlawful by the court.  FPL Group contends that the NOx fuel adjustment factors are used to unfairly skew the allocation of emission allowances to states with relatively higher emissions.

Clean Air Visibility Rule - In 2005, the EPA issued the Clean Air Visibility Rule to address regional haze in areas which include certain national park and wilderness areas through the installation of BART for electric generating units.  BART eligible units include those built between 1962 and 1977 that have the potential to emit more than 250 tons of visibility-impairing pollution per year.  The rule requires states to complete BART determinations and allows for a five-year period to implement pollution controls.  The impact of the final BART requirements of the Clean Air Visibility Rule on FPL's Turkey Point Fossil Units Nos. 1 and 2 and on one of NextEra Energy Resources' units located in Maine are not expected to be material to the financial statements of FPL Group or FPL.

In 2007, the FDEP began the process to expand the number of units covered under the "Reasonable Further Progress" provision of the Clean Air Visibility Rule in an effort to reduce emissions of SO2 in areas which include certain national park and wilderness areas.  The provision requires that control measures be in place by 2017.  Eight of FPL's generating facilities are affected under the Reasonable Further Progress provision (Manatee Units Nos. 1 and 2, Port Everglades Units Nos. 3 and 4, Turkey Point Fossil Units Nos. 1 and 2 and SJRPP Units Nos. 1 and 2).  While the final requirements of the Reasonable Further Progress provision are uncertain, it is possible that these units may be required to switch fuels, install additional emission controls or make adjustments to existing controls to meet the provision's emissions requirements.

Clean Water Act Section 316(b) - In 2004, the EPA issued a rule under Section 316(b) of the Clean Water Act to address the location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems.  The rule would have required FPL Group to demonstrate that it had met or would meet new impingement mortality (the loss of organisms against screens and other exclusion devices) and/or entrainment (the loss of organisms by passing through the cooling water system) reductions by complying with one of several alternatives, including the use of technology and/or operational measures.  In 2007, the U.S. Court of Appeals for the Second Circuit ruled on a challenge to the rule by a number of environmental groups and six northeastern states.  In its ruling, the court eliminated several of the compliance alternatives, including the use of a "cost-benefit test" and restoration measures, from consideration and remanded the rule to the EPA for further rulemaking.  As a result of the 2007 court decision, the EPA has suspended its rule under Section 316(b) of the Clean Water Act and directed its jurisdictions to address Section 316(b) compliance based on best professional judgment when issuing and renewing permits.  In April 2009, the U.S. Supreme Court ruled that the use of a cost-benefit test is an acceptable alternative under Section 316(b) of the Clean Water Act for determining the best technology available for minimizing adverse environmental impacts from the use of large cooling water intake systems.  The EPA is working on new rulemaking which is expected to be published in the second quarter of 2010.  Depending upon the final outcome of the litigation, additional rulemaking by the EPA could impact eight of FPL's generating facilities (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie) and three NextEra Energy Resources plants (Seabrook, Point Beach and an oil-fired plant in Maine).

Revisions to the National Ambient Air Quality Standards for Ozone - In 2008, the EPA issued a final rule establishing a new standard for ground-level ozone at 75 parts per billion (ppb).  After reconsideration, in January 2010, the EPA issued a proposed revision to the national ambient air quality standards for ground-level ozone by revising the 2008 primary standard to a more restrictive primary standard of between 60 ppb and 70 ppb.  It is anticipated that the EPA will issue a final rule by August 2010 which will require states to (i) identify areas which will be designated as non-attainment for ground-level ozone within 120 days of the final rule, (ii) develop plans to meet the attainment standard by 2013 and (iii) begin meeting the attainment standard between 2014 and 2031 based on non-attainment severity.  Generating facilities located in areas designated as non-attainment may be required to add additional pollution control equipment.  A review of recent ozone monitoring data indicates that some or all of FPL's generating facilities may be located in or affected by non-attainment areas, or areas projected to be in non-attainment depending on the primary standard adopted.

EXECUTIVE OFFICERS OF FPL GROUP (a)

Name	Age	Position	Effective Date
Christopher A. Bennett	51	Executive Vice President & Chief Strategy, Policy & Business Process Improvement Officer of FPL Group	February 15, 2008 (b)
Paul I. Cutler	50	Treasurer of FPL Group Treasurer of FPL Assistant Secretary of FPL Group and FPL	February 19, 2003 February 18, 2003 December 10, 1997
F. Mitchell Davidson	47	Chief Executive Officer of NextEra Energy Resources President of NextEra Energy Resources	July 29, 2008 December 15, 2006
K. Michael Davis	63	Controller and Chief Accounting Officer of FPL Group Vice President, Accounting and Chief Accounting Officer of FPL	May 13, 1991 July 1, 1991
Moray P. Dewhurst	54	Vice Chairman and Chief of Staff of FPL Group	August 17, 2009
Chris N. Froggatt	52	Vice President of FPL Group	October 19, 2009
Lewis Hay, III	54	Chief Executive Officer of FPL Group Chairman of FPL Group and FPL	June 11, 2001 January 1, 2002
Joseph T. Kelliher	49	Executive Vice President, Federal Regulatory Affairs of FPL Group	May 18, 2009
Robert L. McGrath	56	Executive Vice President, Engineering, Construction & Corporate Services of FPL Group and FPL	February 21, 2005 (b)
Manoochehr K. Nazar	55	Executive Vice President, Nuclear Division and Chief Nuclear Officer of FPL Group Executive Vice President, Nuclear Division and Chief Nuclear Officer of FPL	January 1, 2010 January 15, 2010
Armando J. Olivera	60	Chief Executive Officer of FPL President of FPL	July 17, 2008 June 24, 2003
Armando Pimentel, Jr.	47	Chief Financial Officer of FPL Group and FPL Executive Vice President, Finance of FPL Group and FPL	May 3, 2008 February 15, 2008 (b)
James W. Poppell, Sr.	59	Executive Vice President, Human Resources of FPL Group and FPL Assistant Secretary of FPL Group and FPL	December 12, 2008 January 28, 2005
James L. Robo	47	President and Chief Operating Officer of FPL Group	December 15, 2006
Antonio Rodriguez	67	Executive Vice President, Power Generation Division of FPL Group Executive Vice President, Power Generation Division of FPL	January 1, 2007 (b) July 1, 1999 (b)
Charles E. Sieving	37	Executive Vice President and General Counsel of FPL Group Executive Vice President and General Counsel of FPL	December 1, 2008 January 1, 2009
——————————
(a)
Information is as of February 25, 2010.  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  Mr. Bennett was vice president, business strategy & policy of FPL Group from July 2007 to February 15, 2008.  Prior to that, Mr. Bennett was vice president of Dean & Company, a management consulting and investment firm.  Mr. Davidson was senior vice president of business management of NextEra Energy Resources from March 2005 to December 2006.  Prior to that, he was vice president of business management of NextEra Energy Resources.  Mr. Davis was also controller of FPL from July 1991 to September 2007.  Mr. Dewhurst was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL from July 2001 to May 2008.  Mr. Froggatt was the vice president and treasurer of Pinnacle West Capital Corporation, a public utility holding company, and its major subsidiary, Arizona Public Service Company (APS), a regulated utility, from December 2008 to October 2009.  Prior to that, he was vice president, controller and chief accounting officer of APS.  Mr. Hay was also chief executive officer of FPL from January 2002 to July 2008.  Mr. Hay was president of FPL Group from June 2001 to December 2006.  Mr. Kelliher was chairman of the FERC from July 2005 to January 2009.  Prior to that, he was a commissioner at the FERC.  Mr. Nazar was the chief nuclear officer of FPL Group from January 2009 to December 2009.  He was senior vice president and chief nuclear officer of FPL from November 2007 to January 2009.  Prior to that, Mr. Nazar was senior vice president & chief nuclear officer of American Electric Power Company, Inc., a public utility holding company.  Mr. Pimentel was a partner of Deloitte & Touche LLP, an independent registered public accounting firm, from June 1998 to February 2008.  Mr. Poppell was vice president, human resources of FPL from November 2006 to December 2008.  He was director, employee relations of FPL from January 2005 to November 2006.  Mr. Robo was president of NextEra Energy Resources from July 2002 to December 2006.  He was also vice president, corporate development and strategy of FPL Group from March 2002 to December 2006.  Mr. Sieving was executive vice president, general counsel and secretary of PAETEC Holding Corp., a communications services and solutions provider, from February 2007 to November 2008 and was primarily responsible for all legal and regulatory matters.  Prior to that, Mr. Sieving was a partner in the corporate, securities and finance practice group of Hogan & Hartson LLP, an international law firm, with which he had been associated since October 1998.

(b)
FPL Group title changed from vice president to executive vice president effective May 23, 2008.  Where applicable, FPL title changed from senior vice president to executive vice president effective July 17, 2008.

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

•
FPL Group and FPL are subject to complex laws and regulations, and to changes in laws or regulations, with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, construction and operation of generation facilities, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel, purchased power and environmental costs, decommissioning costs, ROE and equity ratio limits, transmission reliability and present or prospective wholesale and retail competition.  This substantial and complex framework exposes FPL Group and FPL to increased compliance costs and potentially significant monetary penalties for non-compliance.  The FPSC has the authority to disallow recovery by FPL of any and all costs that it considers excessive or imprudently incurred.  The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.

•
FPL Group and FPL also are subject to extensive federal, state and local environmental statutes, rules and regulations, as well as the effect of changes in or additions to applicable statutes, rules and regulations that relate to, or in the future may relate to, for example, air quality, water quality, climate change, GHG emissions, CO2 emissions, radioactive emissions, waste management, marine and wildlife mortality, natural resources, health, safety and renewable portfolio standards that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.  Violations of certain of these statutes, rules and regulations could expose FPL Group and FPL to third-party disputes and potentially significant monetary penalties for non-compliance.

•
FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding regulation, deregulation or restructuring of the energy industry, including, for example, deregulation or restructuring of the production and sale of electricity, as well as increased focus on renewable and clean energy sources and reduction of CO2 emissions and other GHG emissions.  FPL Group and its subsidiaries will need to adapt to these changes and may face increasing costs and competitive pressure in doing so.

•	FPL Group's and FPL's results of operations could be affected by FPL's ability to negotiate or renegotiate franchise agreements with municipalities and counties in Florida.

The operation and maintenance of power generation, transmission and distribution facilities involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

•
The operation and maintenance of power generation, transmission and distribution facilities involve many risks, including, for example, start up risks, breakdown or failure of equipment, transmission and distribution lines or pipelines and the availability of replacement equipment, the inability to properly manage or mitigate known equipment defects throughout FPL Group's and FPL's generation fleets and transmission and distribution systems, use of new or unproven technology, the dependence on a specific fuel source, failures in the supply or transportation of fuel, the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes, floods and droughts), and performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses, including, for example, lost revenues due to prolonged outages and increased expenses due to monetary penalties or fines, replacement equipment costs or an obligation to purchase or generate replacement power at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses.  Breakdown or failure of an operating facility of NextEra Energy Resources may, for example, prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or subject NextEra Energy Resources to incurring a liability for liquidated damages.

The operation and maintenance of nuclear facilities involves inherent risks, including environmental, health, regulatory, terrorism and financial risks, that could result in fines or the closure of nuclear units owned by FPL or NextEra Energy Resources, and which may present potential exposures in excess of insurance coverage.

•
FPL and NextEra Energy Resources own, or hold undivided interests in, nuclear generation facilities in four states.  These nuclear facilities are subject to environmental, health and financial risks such as on-site storage of spent nuclear fuel, the ability to dispose of spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, potential liabilities arising out of the operation of these facilities, and the threat of a possible terrorist attack.  Although FPL and NextEra Energy Resources maintain decommissioning funds and external insurance coverage to minimize the financial exposure to these risks, it is possible that the cost of decommissioning the facilities could exceed the amount available in the decommissioning funds, and that liability and property damages could exceed the amount of insurance coverage.

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

•
FPL Group provides full energy and capacity requirement services, which include load-following services and various ancillary services, primarily to distribution utilities to satisfy all or a portion of such utilities' power supply obligations to their customers.  The supply costs for these transactions may be affected by a number of factors, including by events that may occur after FPL Group has committed to supply power, such as weather conditions, fluctuating prices for energy and ancillary services, and the ability of the distribution utilities’ customers to elect to receive service from competing suppliers.  If the supply costs are not favorable, FPL Group’s operating costs could increase and result in the possibility of reduced earnings or incurring losses.

•
FPL Group and FPL have hedging procedures and associated risk management tools that may not work as planned.  Risk management tools and metrics such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines are based on historical price movements.  If price movements significantly or persistently deviate from historical behavior, the risk management tools may not protect against significant losses.  As a result of these and other factors, FPL Group and FPL cannot predict with precision the impact that risk management decisions may have on financial results.

FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, including, but not limited to, the efficient development and operation of generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel and equipment, transmission constraints, competition from other generators, including those using new sources of generation, excess generation capacity and demand for power, that may reduce revenues, increase costs or otherwise adversely impact the results of operations and financial condition of FPL Group.

•
There are various risks associated with FPL Group's competitive energy business.  In addition to risks discussed elsewhere, risk factors specifically affecting NextEra Energy Resources' success in competitive wholesale markets include, for example, the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel (including transportation) and equipment, transmission constraints, the ability to utilize PTCs or qualify for convertible ITCs, competition from other and new sources of generation, excess generation capacity and shifting demand for power.  There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities, and there are other financial, counterparty and market risks that are beyond the control of NextEra Energy Resources.  NextEra Energy Resources' inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group's future financial results.  A portion of NextEra Energy Resources' power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may increase the volatility of FPL Group's financial results.  In addition, NextEra Energy Resources' business depends upon power transmission and natural gas transportation facilities owned and operated by others; if transmission or transportation is disrupted or capacity is inadequate or unavailable, NextEra Energy Resources' ability to sell and deliver its wholesale power or natural gas may be limited.

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

Changes in the number of customer accounts and customer usage in FPL's service area affect FPL Group's and FPL's results of operations.

•
FPL Group's and FPL's results of operations are affected by the change in the number of customer accounts in FPL's service area and customer usage.  Changes in the number of customer accounts can be affected by growth or decline in population.  Changes in the number of customer accounts and customer usage can be affected by economic factors in Florida and elsewhere, including, for example, job and income growth or decline, housing starts and new home prices.  Changes in the number of customer accounts and customer usage directly influence the demand for electricity and the need, or lack of need, for additional power generation and power delivery facilities at FPL.

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

FPL Group's, FPL Group Capital's and FPL's inability to maintain their current credit ratings may adversely affect FPL Group's and FPL's liquidity, limit the ability of FPL Group and FPL to grow their businesses, and would likely increase interest costs.  In addition, FPL Group's, FPL Group Capital's or FPL's credit providers' inability to maintain their current credit ratings, or to fund their credit commitments, may adversely affect FPL Group's and FPL's liquidity.

•
The inability of FPL Group, FPL Group Capital and FPL to maintain their current credit ratings could affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact FPL Group's and FPL's ability to grow their businesses, service indebtedness or repay borrowings, and would likely increase their interest costs.  Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative and regulatory actions.  FPL Group, FPL Group Capital or FPL cannot assure that their current credit ratings will remain in effect for any given period of time or that one or more of its ratings will not be lowered or withdrawn entirely by a rating agency.

•
The inability of FPL Group's, FPL Group Capital's and FPL's credit providers to maintain credit ratings acceptable under various agreements, or to fund their credit commitments, could require FPL Group, FPL Group Capital or FPL to, among other things, renegotiate requirements in agreements, find an alternative credit provider with acceptable credit ratings to meet the requirement, or post cash collateral.

FPL Group may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to FPL Group.

•
FPL Group is a holding company and, as such, has no material operations of its own.  Substantially all of FPL Group's consolidated assets are held by subsidiaries.  FPL Group’s ability to meet its financial obligations and to pay dividends on its common stock is primarily dependent on the subsidiaries’ net income and cash flows, which are subject to the risks of their respective businesses, and their ability to pay upstream dividends or to repay funds to FPL Group.  The subsidiaries have financial obligations, including payment of debt service, which they must satisfy before they can fund FPL Group.  FPL Group’s subsidiaries are separate legal entities and have no obligation to provide FPL Group with funds for its payment obligations.  In addition, the dividend-paying ability of some of the subsidiaries is limited by contractual restrictions which are contained in outstanding financing agreements and which may be included in future financing agreements.

Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect FPL Group's and FPL's results of operations, financial condition and liquidity.

•
FPL Group's and FPL's provision for income taxes and reporting of tax-related assets and liabilities requires significant judgments and the use of estimates.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards.  Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, financial condition and results of operations of FPL Group and its subsidiaries, including FPL, as well as the resolution of audit issues raised by taxing authorities.  Ultimate resolution of income tax matters may result in material adjustments to tax-related assets and liabilities which could impact, either positively or negatively, FPL Group's and FPL's results of operations, financial condition and liquidity.

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

FPL Group and FPL are subject to costs and other potentially adverse effects of legal and regulatory proceedings as well as regulatory compliance and changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws, corporate governance requirements and labor and employment laws.

•
FPL Group and FPL are subject to costs and other potentially adverse effects of legal and regulatory proceedings, settlements, investigations and claims, as well as regulatory compliance and the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards and interpretations, securities laws, corporate governance requirements and labor and employment laws.

•
FPL and NextEra Energy Resources, as owners and operators of transmission systems and/or critical assets within various regions throughout the United States, are subject to mandatory reliability standards established by the NERC.  Non-compliance with these mandatory reliability standards could result in sanctions, including substantial monetary penalties.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt FPL Group's and FPL's business may impact the operations of FPL Group and FPL in unpredictable ways and could adversely affect FPL Group’s and FPL’s results of operations, financial condition and liquidity.

•
FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities, as well as cyber attacks and disruptive activities of individuals and/or groups.  Infrastructure facilities and systems, such as generation, transmission and distribution facilities and information systems, have been identified as potential targets.  The effects of these threats and activities could affect FPL Group's and FPL's ability to generate, purchase or transmit power, could cause delays in FPL Group's and FPL's development and construction of new generating facilities, could result in a significant slowdown in growth or a decline in the U.S. economy, could delay an economic recovery in the United States, and could increase the cost and adequacy of security and insurance, which could adversely affect FPL Group’s and FPL’s results of operations, financial condition and liquidity.  In addition, these types of events could disrupt FPL Group’s or FPL’s operations, require significant management attention and resources, and could adversely affect FPL Group's and FPL's reputation among customers and the public.

The ability of FPL Group and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.

•
FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be adversely affected by international, national, state or local events as well as company-specific events, as well as the financial condition of insurers.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2009, the electric generating, transmission, distribution and general facilities of FPL represented approximately 46%, 13%, 37% and 4%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities.  At December 31, 2009, FPL Group had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)
Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	792	(c)
Cutler	Miami, FL	2	Gas	205
Manatee	Parrish, FL	2	Oil/Gas	1,624
Martin	Indiantown, FL	2	Oil/Gas	1,652
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,205
Riviera	Riviera Beach, FL	2	Oil/Gas	565	(c)
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(d)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	646	(e)
Turkey Point	Florida City, FL	2	Oil/Gas	788

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,440
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,111
Martin	Indiantown, FL	1	Gas/Oil	1,105
Martin	Indiantown, FL	2	Gas	938
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,912
Turkey Point	Florida City, FL	1	Gas/Oil	1,148
West County	West Palm Beach, FL	2	Gas/Oil	2,438

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	2	Gas/Oil	315

Gas turbines
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420

Solar
DeSoto	Arcadia, FL	1	Solar	25
TOTAL				24,530	(f)
——————————
(a)	Represents FPL's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	See Item 1 - FPL Operations - Fossil Operations.
(d)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.
(e)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(f)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NextEra Energy Resources Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw) (a)
Wind
Ashtabula Wind (b)	Barnes County, ND	Midwest	99	Wind	148
Ashtabula Wind II	Griggs & Steele Counties, ND	Midwest	80	Wind	120
Butler Ridge Wind	Dodge County, WI	Midwest	36	Wind	54
Cabazon (b)	Riverside County, CA	West	53	Wind	40
Callahan Divide (b)	Taylor County, TX	ERCOT	76	Wind	114
Capricorn Ridge	Sterling & Coke Counties, TX	ERCOT	208	Wind	364
Capricorn Ridge Expansion	Sterling & Coke Counties, TX	ERCOT	199	Wind	298
Cerro Gordo (b)	Cerro Gordo County, IA	Midwest	55	Wind	41
Crystal Lake I (b)	Hancock County, IA	Midwest	100	Wind	150
Crystal Lake II	Winnebago County, IA	Midwest	80	Wind	200
Crystal Lake III	Winnebago County, IA	Midwest	44	Wind	66
Delaware Mountain	Culberson County, TX	ERCOT	38	Wind	28
Diablo Wind (b)	Alameda County, CA	West	31	Wind	21
Elk City Wind	Roger Mills & Beckham Counties, OK	Other South	43	Wind	99
Endeavor Wind	Osceola County, IA	Midwest	40	Wind	100
Endeavor Wind II	Osceola County, IA	Midwest	20	Wind	50
Gray County	Gray County, KS	Other South	170	Wind	112
Green Mountain (b)	Somerset County, PA	Northeast	8	Wind	10
Green Power	Riverside County, CA	West	22	Wind	17
Green Ridge Power (b)	Alameda & Contra Costa Counties, CA	West	1,463	Wind	159
Hancock County (b)	Hancock County, IA	Midwest	148	Wind	98
High Winds (b)	Solano County, CA	West	90	Wind	162
Horse Hollow Wind (b)	Taylor County, TX	ERCOT	142	Wind	213
Horse Hollow Wind II (b)	Taylor & Nolan Counties, TX	ERCOT	130	Wind	299
Horse Hollow Wind III (b)	Nolan County, TX	ERCOT	149	Wind	224
Indian Mesa	Pecos County, TX	ERCOT	125	Wind	83
King Mountain (b)	Upton County, TX	ERCOT	214	Wind	278
Lake Benton II (b)	Pipestone County, MN	Midwest	137	Wind	103
Langdon Wind (b)	Cavalier County, ND	Midwest	79	Wind	118
Langdon Wind II (b)	Cavalier County, ND	Midwest	27	Wind	41
Lee / Dekalb Wind	Lee & DeKalb Counties, IL	Midwest	145	Wind	217
Logan Wind (c)	Logan County, CO	West	134	Wind	201
Majestic Wind	Carson County, TX	ERCOT	53	Wind	80
Meyersdale (b)	Somerset County, PA	Northeast	20	Wind	30
Mill Run (b)	Fayette County, PA	Northeast	10	Wind	15
Montfort (b)	Iowa County, WI	Midwest	20	Wind	30
Mount Copper (b)	Murdochville, Quebec, Canada	Midwest	30	Wind	54
Mountaineer (b)	Preston & Tucker Counties, WV	Northeast	44	Wind	66
Mower County Wind (c)	Mower County, MN	Midwest	43	Wind	99
New Mexico Wind (b)	Quay & Debaca Counties, NM	West	136	Wind	204
North Dakota Wind (b)	LaMoure County, ND	Midwest	41	Wind	62
Northern Colorado	Logan County, CO	West	81	Wind	174
Oklahoma / Sooner Wind (b)	Harper & Woodward Counties, OK	Other South	68	Wind	102
Oliver County Wind I (c)	Oliver County, ND	Midwest	22	Wind	51
Oliver County Wind II (c)	Oliver County, ND	Midwest	32	Wind	48
Peetz Table Wind (c)	Logan County, CO	West	133	Wind	199
Pubnico Point (b)	Yarmouth, Nova Scotia, Canada	Midwest	17	Wind	31
Red Canyon Wind Energy (b)	Borden, Garza & Scurry Counties, TX	ERCOT	56	Wind	84
Sky River (b)	Kern County, CA	West	342	Wind	77
Somerset Wind Power (b)	Somerset County, PA	Northeast	6	Wind	9
South Dakota Wind (b)	Hyde County, SD	Midwest	27	Wind	41
Southwest Mesa (b)	Upton & Crockett Counties, TX	ERCOT	106	Wind	74
Stateline (b)	Umatilla County, OR and Walla Walla County, WA	West	454	Wind	300
Story County Wind (b)	Story County, IA	Midwest	100	Wind	150
Story County Wind II	Story & Hardin Counties, IA	Midwest	100	Wind	150
Vansycle (b)	Umatilla County, OR	West	38	Wind	25
Vansycle II	Umatilla County, OR	West	43	Wind	99
Victory Garden (b)	Kern County, CA	West	96	Wind	22
Waymart (b)	Wayne County, PA	Northeast	43	Wind	65
Weatherford Wind (b)	Custer & Washita Counties, OK	Other South	98	Wind	147
Wessington Springs Wind	Jerauld County, SD	Midwest	34	Wind	51
Wilton Wind (b)	Burleigh County, ND	Midwest	33	Wind	49
Wilton Wind II	Burleigh County, ND	Midwest	33	Wind	50
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	West	279	Wind	28
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	West	300	Wind	30
Windpower Partners 1993	Riverside County, CA	West	115	Wind	41
Windpower Partners 1993	Lincoln County, MN	Midwest	73	Wind	26
Windpower Partners 1994	Culberson County, TX	ERCOT	107	Wind	39
Wolf Ridge Wind	Cooke County, TX	ERCOT	75	Wind	112
Woodward Mountain	Upton & Pecos Counties, TX	ERCOT	242	Wind	160
Wyoming Wind (b)	Uinta County, WY	West	80	Wind	144
Investments in joint ventures (d)	Various	West	969	Wind	98
Total Wind					7,544

NextEra Energy Resources Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw) (a)
Contracted
Bayswater (b)	Far Rockaway, NY	Northeast	2	Gas	56
Calhoun (b)	Eastaboga, AL	Other South	4	Gas/Oil	668
Cherokee (b)	Gaffney, SC	Other South	2	Gas	98
Doswell (b)	Ashland, VA	Northeast	6	Gas/Oil	708
Duane Arnold	Palo, IA	Midwest	1	Nuclear	431	(e)
Jamaica Bay (b)	Far Rockaway, NY	Northeast	2	Gas/Oil	54
Point Beach	Two Rivers, WI	Midwest	2	Nuclear	1,023
Port of Stockton	Stockton, CA	West	1	Coal/ Petroleum Coke	44
Investments in joint ventures:
SEGS III-IX (b)	Kramer Junction & Harper Lake, CA	West	7	Solar	148
Other	Various	Northeast	7	(f)	303
Total Contracted					3,533

Merchant
Blythe Energy	Blythe, CA	West	3	Gas	507
Doswell - Expansion (b)	Ashland, VA	Northeast	1	Gas/Oil	171
Forney	Forney, TX	ERCOT	8	Gas	1,792
Lamar Power Partners	Paris, TX	ERCOT	6	Gas	1,000
Maine - Cape, Wyman	Various - ME	Northeast	6	Oil	796	(g)
Maine (b)	Various - ME	Northeast	81	Hydro	359
Marcus Hook 50	Marcus Hook, PA	Northeast	1	Gas	50
Marcus Hook 750 (b)	Marcus Hook, PA	Northeast	4	Gas	744
RISEP	Johnston, RI	Northeast	3	Gas	550
Seabrook	Seabrook, NH	Northeast	1	Nuclear	1,098	(h)
Investment in joint venture	Frackville, PA	Northeast	1	Waste coal	4
Total Merchant					7,071
TOTAL					18,148
——————————
(a)	Represents NextEra Energy Resources' net ownership interest in plant capacity.
(b)	These generating facilities are encumbered by liens against their assets securing various financings.
(c)	NextEra Energy Resources owns these wind facilities together with third-party investors with differential membership interests. See Note 10 - Sale of Differential Membership Interests.
(d)	Represents plants with no more than 50% ownership using wind technology. Certain facilities, totaling 57 mw, are encumbered by liens against their assets securing a financing.
(e)	Excludes Central Iowa Power Cooperative and Cornbelt Power Cooperative's combined share of 30%.
(f)
Represents plants with no more than 50% ownership using fuels and technologies such as natural gas and waste coal.  Certain facilities, totaling 295 mw, are encumbered by liens against their assets securing financings.

(g)	Excludes six other energy-related partners' combined share of 16%.
(h)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  At December 31, 2009, FPL owned and operated the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,106	(a)	-
230	kv	3,039		25
138	kv	1,574		54
115	kv	749		1
69	kv	162		16
Less than 69 kv		41,848		25,074
Total		48,478		25,170
——————————
(a) Includes approximately 75 miles owned jointly with JEA.

In addition, at December 31, 2009, FPL owned and operated 586 substations, one of which is jointly owned.  See Note 8.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL's properties are held in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  The majority of NextEra Energy Resources' generating facilities are held in fee and a number of those facilities are encumbered by liens against their assets securing various financings.  Additionally, the majority of NextEra Energy Resources' wind turbines and some fossil plants are located on land leased from owners of private property.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3.  Legal Proceedings

FPL Group and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on FPL Group or FPL, see Note 14 - Legal Proceedings.  Such descriptions are incorporated herein by reference.

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

	2009			2008
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends

First	$53.99	$41.48	$0.4725	$73.75	$57.21	$0.445
Second	$59.00	$49.70	$0.4725	$68.98	$62.75	$0.445
Third	$60.61	$53.13	$0.4725	$68.76	$49.74	$0.445
Fourth	$56.57	$48.55	$0.4725	$51.87	$33.81	$0.445

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's Board of Directors.  The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant.  The ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group.  In February 2010, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.4725 to $0.50 per share.  See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 11 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.

As of the close of business on January 31, 2010, there were 27,994 holders of record of FPL Group's common stock.

Recent Sales of Unregistered Equity Securities.  As set forth below, during the quarter ended December 31, 2009, FPL Group issued shares of its common stock, par value $0.01 per share, upon the exercise of warrants issued by Gexa Corp. (Gexa) and assumed by FPL Group upon its acquisition of Gexa in 2005.  FPL Group relied on the exemption from registration under the Securities Act of 1933, as amended (Securities Act), afforded by Section 4(2) of the Securities Act as a transaction not involving a public offering of common stock.

Date	Holder	Exercise Price Per Share	Number of Shares Issued

10/15/09	Individual holder	$35.79	54	(a)
——————————
(a)	Number of shares issued in a cashless exercise of 168 warrants under the terms of the warrant agreement.

Issuer Purchases of Equity Securities.  Information regarding purchases made by FPL Group of its common stock is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

10/1/09 - 10/31/09	3,656	$53.45	-	20,000,000
11/1/09 - 11/30/09	3,916	$51.14	-	20,000,000
12/1/09 - 12/31/09	3,188	$52.82	-	20,000,000
Total	10,760	$52.42	-
——————————
(a)	Represents shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.
(b)
In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2009		2008		2007		2006		2005
SELECTED DATA OF FPL GROUP (millions, except per share amounts):
Operating revenues	$15,643		$16,410		$15,263		$15,710		$11,846
Net income	$1,615	(a)	$1,639	(a)	$1,312	(a)	$1,281	(b)	$901	(c)
Earnings per share of common stock - basic	$3.99	(a)	$4.10	(a)	$3.30	(a)	$3.25	(b)	$2.37	(c)
Earnings per share of common stock - assuming dilution	$3.97	(a)	$4.07	(a)	$3.27	(a)	$3.23	(b)	$2.34	(c)
Dividends paid per share of common stock	$1.89		$1.78		$1.64		$1.50		$1.42
Total assets	$48,458		$44,821		$40,123		$35,822		$32,599
Long-term debt, excluding current maturities	$16,300		$13,833		$11,280		$9,591		$8,039

SELECTED DATA OF FPL (millions):
Operating revenues	$11,491		$11,649		$11,622		$11,988		$9,528
Net income available to FPL Group	$831		$789		$836		$802		$748
Total assets	$26,812		$26,175		$24,044		$22,970		$22,347
Long-term debt, excluding current maturities	$5,794		$5,311		$4,976		$4,214		$3,271
Energy sales (kwh)	105,414		105,406		108,636		107,513		105,648
Energy sales:
Residential	51.2%		50.5%		50.8%		50.8%		51.4%
Commercial	42.7		43.2		42.3		41.4		41.1
Industrial	3.1		3.4		3.5		3.8		3.7
Interchange power sales	1.4		1.6		1.8		2.1		2.0
Other (d)	1.6		1.3		1.6		1.9		1.8
Total	100%		100%		100.0%		100.0%		100.0%
Approximate 60-minute peak load (mw): (e)
Summer season	22,351		21,060		21,962		21,819		22,361
Winter season	24,346		20,031		18,055		17,260		19,683
Average number of customer accounts (thousands):
Residential	3,984		3,992		3,981		3,906		3,828
Commercial	501		501		493		479		470
Industrial	10		13		19		21		20
Other	4		4		4		4		4
Total	4,499		4,510		4,497		4,410		4,322
Average price billed to customers (cents per kwh)	11.19		10.96		10.63		11.14		8.88
——————————
(a)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges and other than temporary impairment losses.
(b)	Includes expenses related to a terminated merger, net unrealized mark-to-market gains associated with non-qualifying hedges, impairment charges and an Indonesian project gain.
(c)	Includes net unrealized mark-to-market losses associated with non-qualifying hedges.
(d)	Includes the net change in unbilled sales.
(e)	Winter season includes November and December of the current year and January to March of the following year (for 2009, through February 25, 2010).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Overview

FPL Group is one of the nation's largest providers of electricity-related services.  It has two principal operating subsidiaries, FPL and NextEra Energy Resources.  FPL serves more than 8.7 million people throughout most of the east and lower west coasts of Florida.  NextEra Energy Resources, FPL Group's competitive energy subsidiary, produces electricity primarily using wind, natural gas and nuclear resources.  Together, FPL's and NextEra Energy Resources' generating assets represented approximately 42,700 mw of capacity at December 31, 2009.  See Item 2 - Generating Facilities.  Another of FPL Group's operating subsidiaries, FPL FiberNet, provides fiber-optic services to FPL, telecommunications companies and other customers throughout Florida.

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms.  In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent base rate increase of approximately $1 billion in 2010 and an additional $250 million in 2011, which included additions to the storm and property insurance reserve.  The requested increases were based on a proposed regulatory ROE of 12.5% and excluded amounts associated with a proposed extension of the GBRA mechanism, which allowed for automatic adjustments in retail base rates when approved power plants achieved commercial operation, and certain proposed cost recovery clause adjustments.

In connection with the FPSC's January 2010 rate ruling with respect to FPL's March 2009 petition, the FPSC indicated that the ruling would be reflected in a final written order to be issued in February 2010 (final order).  The January 2010 rate ruling indicated that new retail base rates would be established for FPL effective March 1, 2010, would increase retail base rates by approximately $75 million on an annualized basis, would establish a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and would shift certain costs from retail base rates to the capacity clause.  The January 2010 rate ruling also indicated that depreciation expense would be reduced over the next four years.  See Note 1 - Electric Plant, Depreciation and Amortization.  The January 2010 rate ruling also indicated, among other things, that any additional base rate increase for 2011, the continuation of the GBRA mechanism and any additions to the storm and property insurance reserve would be denied.  As of the date of this report, the final order remains pending.  Upon issuance of the final order, parties have the right to file motions with the FPSC for reconsideration of some or all of the final order, or to appeal some or all of the final order to the Florida Supreme Court.  In response to inquiries regarding potential inconsistencies in calculations underlying the January 2010 rate ruling, staff for the FPSC has indicated it would address any matters raised by the parties before the final order following the filing of any motions for reconsideration.  FPL cannot predict the specific treatment of any particular issue in the final order.

FPL is evaluating the impact of the January 2010 rate ruling on its financial position, including its credit quality and ability to attract capital over the long term.  See Liquidity and Capital Resources.  FPL has suspended activities on the following projects representing approximately $10 billion of investment over the next five years until the financial impact of the final order, along with other factors, such as load-growth estimates, fuel cost forecasts, demand side management and environmental incentives, can be reviewed (see Item I - FPL Operations - Capital Expenditures):

•	development of two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit. See Item I - FPL Operations - Nuclear Operations;
•	modernization of FPL's Cape Canaveral and Riviera power plants. See Item I - FPL Operations - Fossil Operations;
•	reevaluation of options related to a proposed 300-mile underground natural gas pipeline in Florida; and
•	other infrastructure projects.

FPL is also evaluating its options with respect to future regulatory actions regarding the January 2010 rate ruling and, when it is issued, the final order, as well as assessing the cost structure of its ongoing operations and reviewing other planned capital expenditures for appropriate reductions.

Over the last ten years, FPL's average annual customer growth has been 1.8%.  However, beginning in 2007, FPL has experienced a slowdown in retail customer growth and a decline in non-weather related usage per retail customer.  Retail customer growth in 2008 was 0.3%.  FPL's average number of retail customers declined slightly during the first three quarters of 2009 and remained essentially unchanged during the fourth quarter of 2009; the decline for the full year was 0.2%.  FPL believes that the economic slowdown, the downturn in the housing market and the credit crisis that have affected the country and the state of Florida have contributed to the slowdown in customer growth and to the decline in non-weather related usage per retail customer.  In December 2009, the unemployment rate in Florida was 11.8%.  Beginning in 2007, FPL experienced an increase in inactive accounts (accounts with installed meters without corresponding customer names) and in low-usage customers (customers using less than 200 kwh per month), which have contributed to the decline in retail customer growth and non-weather related usage per retail customer.  In 2009, inactive accounts and low-usage customers continued to increase much of the year but declined slightly in the fourth quarter.  FPL is unable to predict whether or when growth in customers and non-weather related customer usage might return to previous trends.

NextEra Energy Resources is in the competitive energy business with the majority of its operating revenues derived from wholesale electricity sales.  NextEra Energy Resources' strategy is, among other things, to continue to maintain its leadership position in wind, accelerate growth in solar development, continue to expand its transmission capability, grow its supply-related and non-asset based businesses, and to develop its natural gas infrastructure business.  NextEra Energy Resources' supply-related business includes full energy and capacity requirements services and retail operations, and the non-asset based business includes power and gas marketing and trading operations.  NextEra Energy Resources seeks to expand its portfolio primarily through wind and solar development and acquisitions where economic prospects are attractive.  The Recovery Act includes, among other things, provisions that allow companies building wind facilities the option to choose among three investment cost recovery mechanisms: (i) PTCs which were extended for wind facilities through 2012, (ii) ITCs of 30% of the cost for qualifying wind facilities placed in service prior to 2013, or (iii) an election to receive a cash grant of 30% of the cost of qualifying wind facilities placed in service in 2009 or 2010, or if construction began prior to December 31, 2010 and the wind facility is placed in service prior to 2013.  An election to receive a cash grant of 30%, in lieu of the 30% investment tax credit allowable under present law, also applies to the cost of qualifying solar facilities placed in service in either 2009 or 2010, or if construction began prior to December 31, 2010 and the solar facility is placed in service prior to 2017.  In 2009, NextEra Energy Resources added approximately 1,170 mw of wind generation to its portfolio, of which 985 mw were constructed and 185 mw were from three operating wind projects purchased in the fourth quarter of 2009.  NextEra Energy Resources expects to add approximately 1,000 mw of new wind generation in 2010 and 1,000 mw to 1,500 mw in each of 2011 and 2012.  In addition to wind expansion, NextEra Energy Resources is considering several solar development opportunities in the U.S., as well as in Europe.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.

NextEra Energy Resources' market is diversified by region as well as by fuel source.  See Item 2 - Generating Facilities.  NextEra Energy Resources sells a large percentage of its expected output to hedge against price volatility.  Consequently, if NextEra Energy Resources' plants do not perform as expected, NextEra Energy Resources could be required to purchase power at potentially higher market prices to meet its contractual obligations.  NextEra Energy Resources' energy marketing and trading business is focused primarily on managing commodity price risk and extracting maximum value from its assets.

The U.S. Congress, the EPA and certain states and regions are considering several legislative and regulatory proposals that would establish new regulatory requirements and reduction targets for GHG emissions.  The economic and operational impact of these or any similar legislation and/or regulation on FPL Group and FPL depends on a variety of factors, including, but not limited to, the allowed emissions, whether the permitted emissions will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace and the availability of offsets and mitigating factors to moderate the costs of compliance.  If and until legislation is enacted and implementing regulations are adopted, the economic and operational impact (either positive or negative) on FPL Group and FPL cannot be determined but could be material.  In the case of FPL, increased costs associated with compliance with new environmental regulations are generally recoverable from customers, while the recovery of such increased costs for NextEra Energy Resources would depend on market prices for electricity.  See Item 1 - Environmental Matters.
Results of Operations

FPL Group and NextEra Energy Resources segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges but which do not qualify for hedge accounting and the ineffective portion of transactions accounted for as cash flow hedges.  In January 2010, FPL Group discontinued hedge accounting for its cash flow hedges related to energy contract derivative instruments, which could result in increased volatility in the non-qualifying hedge category.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.

FPL Group's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with generally accepted accounting principles.

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 15):

	Years Ended December 31,
	2009	2008	2007
	(millions)

FPL	$831	$789	$836
NextEra Energy Resources	849	915	540
Corporate and Other	(65)	(65)	(64)
FPL Group Consolidated	$1,615	$1,639	$1,312

The increase in FPL's 2009 results reflects retail base rate increases pursuant to the GBRA mechanism under the 2005 rate agreement to reflect the placements in service of WCEC Units Nos. 1 and 2, higher AFUDC on the WCEC units, a 0.3% increase in usage per retail customer reflecting favorable weather conditions partly offset by other factors, and higher cost recovery clause results partly offset by higher O&M and depreciation and amortization expenses.  FPL's 2008 results reflect lower retail customer usage, higher depreciation and interest expenses and provisions taken in 2008 for regulatory matters, partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing commercial operation in 2007, lower O&M expenses and higher other revenues and AFUDC - equity.

NextEra Energy Resources’ 2009 results reflect increased earnings from new investments and from full energy and capacity requirements services and trading, partly offset by lower earnings from the existing portfolio, reflecting the negative impacts of weather, and higher expenses to support the growth in the business.  NextEra Energy Resources’ 2008 results reflect additional earnings from the existing portfolio, from new investments and from full energy and capacity requirements services and trading, partially offset by higher expenses to support the growth in the business.  In addition, FPL Group's and NextEra Energy Resources’ net income for 2009 and 2007 reflects net unrealized after-tax losses from non-qualifying hedges of approximately $20 million and $86 million, respectively, while 2008 net income reflects net unrealized after-tax gains from such hedges of $170 million.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  In 2009, 2008 and 2007, NextEra Energy Resources recorded $36 million, $82 million and $6 million, respectively, of after-tax OTTI losses on securities held in its nuclear decommissioning funds.  In 2009 and 2008, NextEra Energy Resources had approximately $23 million and $6 million, respectively, of after-tax OTTI reversals; there were no such OTTI reversals in 2007.

As a result of the spent fuel settlement agreement (see Item I - FPL Operations - Nuclear Operations and Item I - NextEra Energy Resources - Nuclear Operations), FPL Group reduced its property, plant and equipment balances by $107 million ($83 million for FPL) and operating expenses by $15 million ($12 million for FPL) and increased FPL Group’s operating revenues by $9 million.  The spent fuel settlement agreement increased FPL Group's 2009 net income by approximately $16 million ($9 million for FPL).  The spent fuel settlement agreement permits FPL and NextEra Energy Resources to make annual filings to recover certain spent fuel storage costs incurred by FPL and NextEra Energy Resources which will be payable by the U.S. Government on an annual basis.  The amount received from the U.S. Government related to property, plant and equipment is included in cash flows from investing activities on FPL Group's and FPL's consolidated statements of cash flows.  Additional payments from the U.S. Government are pending.  FPL and NextEra Energy Resources will continue to pay fees to the U.S. Government's nuclear waste fund.

Results for Corporate and Other in 2009 reflect higher interest income and realized and unrealized gains on investments offset by lower consolidating income tax adjustments and higher interest expense.  Results for Corporate and Other in 2008 reflect higher interest expense offset by additional consolidating income tax adjustments.

FPL Group's effective income tax rate for all periods presented reflects PTCs for wind projects at NextEra Energy Resources and deferred tax benefits associated with grants (convertible ITCs) under the Recovery Act.  PTCs and deferred tax benefits associated with convertible ITCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation.  See Note 1 - Income Taxes, Note 6 and Note 10 - Sale of Differential Membership Interests.

FPL - FPL's net income for 2009, 2008 and 2007 was $831 million, $789 million and $836 million, respectively, an increase in 2009 of $42 million and a decrease in 2008 of $47 million.  The increase in FPL's 2009 results reflects retail base rate increases associated with WCEC Units Nos. 1 and 2, higher AFUDC on the WCEC units, a 0.3% increase in usage per retail customer reflecting favorable weather conditions partly offset by other factors, and higher cost recovery clause results partly offset by higher O&M and depreciation and amortization expenses.  FPL's 2008 results reflect lower retail customer usage, higher depreciation and interest expenses and provisions taken in 2008 for regulatory matters, partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing commercial operation in 2007, lower O&M expenses and higher other revenues and AFUDC - equity.

See Overview for a discussion of the FPSC's January 2010 rate ruling.  Under the 2005 rate agreement, retail base rates did not increase during the term of the agreement except to allow recovery under the GBRA mechanism of the revenue requirements of FPL's three power plants that achieved commercial operation during the term of the 2005 rate agreement.  Retail base rates increased approximately $115 million on an annualized basis when Turkey Point Unit No. 5 was placed in service in 2007.  Retail base rates increased approximately $265 million on an annualized basis when WCEC Units Nos. 1 and 2 were placed in service in 2009.  These units are expected to realize significant fuel savings from the time the units were placed in service.  During the term of the 2005 rate agreement, FPL did not have an authorized regulatory ROE for the purpose of addressing earnings levels, FPL reduced depreciation on its plant in service by $125 million each year and FPL's revenues did not exceed the thresholds established under the 2005 rate agreement's revenue sharing mechanism.  See Note 1 - Revenues and Rates for information on FPL's regulatory ROE.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2009	2008	2007
		(millions)

Retail base	$3,828	$3,738	$3,796
Fuel cost recovery	5,982	6,202	6,162
Net deferral of retail fuel revenues	(356)	-	-
Other cost recovery clauses and pass-through costs, net of any deferrals	1,840	1,505	1,490
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	197	204	174
Total	$11,491	$11,649	$11,622

For the year ended December 31, 2009, a 0.2% decrease in the average number of customer accounts reduced retail base revenues by approximately $8 million while a 0.3% increase in usage per retail customer, reflecting favorable weather conditions partly offset by other factors, increased retail base revenues by approximately $30 million.  Customer usage in 2009 reflects one less day of sales in 2009, as 2008 was a leap year.  Base rate increases resulting from WCEC Units Nos. 1 and 2 commencing commercial operation in 2009 increased retail base revenues by approximately $68 million.  See Overview for a discussion of FPL's customer growth, non-weather related usage and the January 2010 rate ruling.

For the year ended December 31, 2008, a 0.3% increase in the average number of customer accounts increased retail base revenues by approximately $9 million while a 2.7% decrease in usage per retail customer, reflecting weather conditions and other factors, decreased retail base revenues by approximately $95 million.  Partly offsetting the usage decrease was an extra day of sales in 2008, as it was a leap year.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation in 2007 increased retail base revenues by approximately $28 million.

The increase in revenues from other cost recovery clauses and pass-through costs in 2009 is primarily due to additional revenues associated with the FPSC's nuclear cost recovery rule and higher conservation and environmental clause revenues.  The FPSC's nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause.  In 2009, FPL began recovering pre-construction costs associated with the development of two additional units at the Turkey Point site and carrying charges (equal to a pretax AFUDC rate) on construction costs associated with the addition of approximately 400 mw of baseload capacity at its existing nuclear units.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.  See Overview for a discussion of activities related to the development of two additional units at the Turkey Point site.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass through of costs.  Such revenues also include a return allowed to be recovered through the cost recovery clauses on certain assets, primarily solar, environmental and nuclear capacity additions.  In 2009, 2008 and 2007, cost recovery clauses contributed $41 million, $25 million and $23 million, respectively, to FPL's net income.  The increase in 2009 cost recovery clause results is primarily due to a return related to additional solar, environmental and nuclear capacity expenditures, partly offset by lower interest earned on fuel clause underrecoveries.  The increase in 2008 cost recovery clause results is primarily due to a return related to environmental expenditures and higher interest earned on fuel clause underrecoveries, partly offset by the absence of interest earned on FPL's unrecovered balance of the storm reserve deficiency, which balance was collected upon the issuance of the storm-recovery bonds in 2007.  In 2010, it is expected that cost recovery clauses will contribute higher earnings for FPL as a result of additional solar, environmental and nuclear capacity expenditures.  Underrecovery or overrecovery of such cost recovery clause and pass-through costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service, pre-construction costs associated with the development of two additional units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $68 million and $1,109 million at December 31, 2009 and 2008, respectively.  The decrease in fuel revenues in 2009 reflects approximately $210 million related to a lower average fuel factor and $10 million attributable to lower energy sales.  The increase in fuel revenues in 2008 reflects approximately $230 million related to a higher average fuel factor, partly offset by $190 million attributable to lower energy sales.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; in January 2010, approximately $403 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered.  The difference between the refund and the December 31, 2009 overrecovery will be collected from retail customers in a subsequent period.  The increase from December 31, 2008 to December 31, 2009 in deferred clause and franchise revenues and the decrease in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's consolidated balance sheets totaled approximately $624 million and positively affected FPL Group's and FPL's cash flows from operating activities for the year ended December 31, 2009.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2009	2008	2007
		(millions)

Fuel and energy charges during the period	$5,425	$6,289	$6,259
Net collection of previously deferred retail fuel costs	256	-	-
Net deferral of retail fuel costs	-	(55)	(56)
Other, primarily capacity charges, net of any capacity deferral	539	515	523
Total	$6,220	$6,749	$6,726

The decrease in fuel and energy charges in 2009 was due to lower fuel and energy prices.  The increase in fuel and energy charges in 2008 reflects higher fuel and energy prices of approximately $224 million, partly offset by approximately $194 million attributable to lower energy sales.

FPL's O&M expenses increased $58 million in 2009 reflecting higher insurance and employee benefit costs of approximately $51 million and $44 million, respectively, partly offset by lower distribution, nuclear and fossil generation costs of $26 million, $18 million and $10 million, respectively.  The increase in insurance costs is primarily due to the absence of a refund associated with an environmental insurance policy termination, which occurred in 2008, as well as higher nuclear insurance costs.  The increase in employee benefit costs is primarily due to higher medical costs, a lower pension credit and other costs driven by market conditions.  The decrease in distribution costs reflects deferred projects and productivity improvements.  The decline in nuclear generation costs reflects a reimbursement of prior years’ costs related to the spent fuel settlement agreement and lower costs related to 2008 plant improvement initiatives partly offset by higher refueling and maintenance outage costs.  The decline in fossil generation costs is primarily due to lower overhaul costs, partly offset by additional costs related to WCEC Units Nos. 1 and 2.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses, excluding pass-through O&M costs, in 2010 to exceed the 2009 level primarily due to higher nuclear and fossil generation, transmission and distribution costs, as well as higher employee benefit and nuclear insurance costs and the absence of the reimbursement of prior years’ costs related to the spent fuel settlement agreement.  Beginning in 2009, FPL records, as other receivables in the consolidated balance sheets, operating costs expected to be reimbursed under the spent fuel settlement agreement.

FPL's O&M expenses decreased $16 million in 2008 reflecting lower insurance, employee benefit and distribution costs of approximately $47 million, $11 million and $10 million, respectively.  These decreases were partly offset by higher nuclear generation, fossil generation, transmission and customer service costs of approximately $21 million, $4 million, $3 million and $20 million, respectively, as well as a reserve for regulatory matters.  The decline in insurance costs was primarily due to the termination by mutual agreement of an environmental insurance policy.  The decline in employee benefit costs reflects a higher pension credit as well as lower benefits due to declining market conditions, partly offset by higher medical costs.  The decline in distribution costs reflects cost reduction efforts and efficiencies as well as reduced work load due to the decline in customer growth, partly offset by severance costs incurred in 2008.  The increase in nuclear generation costs reflects plant improvement initiatives to ensure long-term reliable operations.  The fossil generation increase reflects costs associated with plant maintenance, while the transmission increase reflects additional improvement activities.  The customer service cost increase is primarily due to higher uncollectible accounts.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.

Depreciation and amortization expense in 2009 increased $237 million reflecting the amortization of approximately $203 million of pre-construction costs associated with FPL's planned nuclear units recovered under the nuclear cost recovery rule, higher depreciation on transmission and distribution facilities (collectively, approximately $21 million) and depreciation of $17 million on WCEC Units Nos. 1 and 2, which were placed in service in 2009.  Depreciation and amortization expense in 2008 increased $14 million, reflecting higher depreciation on transmission and distribution facilities (collectively, approximately $20 million) and higher depreciation on fossil generation assets of $10 million, primarily Turkey Point Unit No. 5 which was placed in service in 2007.  In addition, depreciation on nuclear assets was higher by approximately $4 million primarily due to the steam generator and reactor vessel head replacements at St. Lucie Unit No. 2.  These increases were partially offset by lower depreciation and amortization expense of $11 million primarily due to the absence of amortization of software and other property that has been fully amortized.  Other changes in depreciation and amortization expense were primarily driven by pass-through costs, other than costs associated with the nuclear cost recovery rule, which did not significantly affect net income.  In 2010, FPL will begin amortizing over four years approximately $895 million of a depreciation reserve surplus as required by the January 2010 rate ruling.  The $125 million reduction in annual depreciation and amortization expense that FPL has been recording since 2002 as permitted by the FPSC will cease in 2010.  Also, depreciation and amortization expense in 2010 is expected to be affected by a reduction in nuclear cost recovery rule amortization primarily as a result of the timing of expenditures.  See Note 1 - Electric Plant, Depreciation and Amortization.

Taxes other than income taxes and other increased $24 million and $40 million in 2009 and 2008, respectively, primarily due to changes in franchise fees and revenue taxes, which are pass-through costs, and higher property taxes ($14 million and $15 million, respectively), reflecting growth in plant in service balances.  The increase in franchise fees in 2008 was primarily driven by higher average franchise rates.

Interest expense for 2009 reflects a decline in average interest rates of approximately 29 basis points, partly offset by higher average debt balances.  Interest expense for 2008 reflects higher average debt balances, partly offset by a decline in average interest rates of approximately 34 basis points.  Interest expense on storm-recovery bonds, as well as certain other interest expense (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge.  Clause interest for 2009, 2008 and 2007 amounted to approximately $45 million, $44 million and $32 million, respectively.  For both 2009 and 2008, interest expense was reduced by higher allowance for borrowed funds used during construction (see AFUDC - equity explanation below).

The increase in AFUDC - equity for 2009 and 2008 is primarily attributable to additional AFUDC - equity on three natural gas-fired combined-cycle units of approximately 1,220 mw each at WCEC, partly offset, in 2008, by the absence of AFUDC - equity on Turkey Point Unit No. 5 and the steam generator and reactor vessel head replacement projects at St. Lucie Unit No. 2.

Interest income declined in 2009 primarily due to lower average investment balances and lower interest rates.  The decline in 2008 reflects the cessation of interest on FPL's unrecovered balance of the storm reserve deficiency, which balance was collected upon the issuance of the storm-recovery bonds in 2007, partly offset by higher interest income earned on higher average investment balances.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2009, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Critical Accounting Policies and Estimates - Regulatory Accounting.

FPL is currently constructing a natural gas-fired combined-cycle unit of approximately 1,220 mw at its WCEC, which is expected to be placed in service by mid-2011.  In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by the end of 2012.

NextEra Energy Resources - NextEra Energy Resources’ net income for 2009, 2008 and 2007 was $849 million, $915 million and $540 million, respectively, a decrease in 2009 of $66 million and an increase in 2008 of $375 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2009	2008
	(millions)

New investments (a)	$176	$155
Existing assets (a)	(171)	48
Full energy and capacity requirements services and trading	78	6
Asset sales	6	5
Interest expense, differential membership costs and other	(28)	(25)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	(190)	256
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals	63	(70)
Net income increase (decrease)	$(66)	$375
——————————
(a)
Includes PTCs and ITCs on wind projects and ITCs on solar projects and, for new investments, deferred tax benefits associated with convertible ITCs (see Note 1 - Electric Plant, Depreciation and Amortization, Note 1 - Income Taxes and Note 6) but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	For discussion of derivative instruments, see Note 3 and Overview.

The increase in NextEra Energy Resources’ 2009 results from new investments reflects the addition of over 2,490 mw of wind generation during or after 2008.  In addition, results from new investments for the year ended December 31, 2009 include approximately $87 million of deferred tax benefits associated with convertible ITCs.  The increase in NextEra Energy Resources’ 2008 results from new investments reflects the addition of over 3,200 mw of wind and nuclear generation during or after 2007.

In 2009, results from NextEra Energy Resources' existing asset portfolio decreased approximately $110 million primarily due to unfavorable results in the ERCOT and NEPOOL regions due primarily to unfavorable market conditions, lower results of $75 million associated with existing wind projects primarily due to a lower wind resource across the portfolio and lower results of $36 million from the contracted portfolio, partially offset by higher results ($42 million) from NextEra Energy Resources’ retail energy provider due to favorable residential margins, a state tax benefit related to a change in state tax law on certain wind projects and favorable results at Seabrook primarily due to higher prices.  A planned and unplanned outage at Seabrook in the fourth quarter of 2009 was substantially offset by planned and unplanned outages in 2008.  In 2008, results from NextEra Energy Resources’ existing asset portfolio increased approximately $76 million due to favorable results in the NEPOOL, ERCOT and PJM regions reflecting favorable market conditions, favorable hydro resource and favorable hedge pricing partially offset by the impact of planned and unplanned outages at the Seabrook nuclear facility.  In addition, the existing wind portfolio experienced a favorable wind resource.  These factors were partially offset by lower results of approximately $14 million from NextEra Energy Resources' retail energy provider primarily due to unfavorable commodity margins.  Results in 2008 in PJM benefited from a new FERC-approved forward capacity market that began in June 2007.

NextEra Energy Resources’ 2009 and 2008 financial results benefited from increased gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

Asset sales in 2009 represent the sale of wind development rights, the sale of a 50 mw wind project and the sale of an interest in a waste-to-energy project, which contained an option for the buyer to sell the project back to NextEra Energy Resources.  An additional after-tax gain of approximately $11 million on the waste-to-energy project has been recorded in 2010 when the buyer's option expired.  Asset sales in 2008 reflect a gain on the sale of development rights on a natural gas project.

In both 2009 and 2008, interest expense, differential membership costs and other reflects increased costs due to growth of the business partially offset in 2008 by certain state income tax benefits.  In 2009, an approximately $18 million income tax benefit from a reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations was offset by other income tax expenses in 2009 and the absence of other income tax benefits recorded in the prior year.

In 2009 and 2007, NextEra Energy Resources recorded net unrealized after-tax losses from non-qualifying hedges of approximately $20 million and $86 million, respectively.  In 2008, NextEra Energy Resources recorded net unrealized mark-to-market after-tax gains from non-qualifying hedges of approximately $170 million.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  In 2009, 2008 and 2007, NextEra Energy Resources recorded $36 million, $82 million and $6 million, respectively, of after-tax OTTI losses on securities held in its nuclear decommissioning funds.  In 2009 and 2008, NextEra Energy Resources had approximately $23 million and $6 million, respectively, of after-tax OTTI reversals; there were no such OTTI reversals in 2007.

Operating revenues for the year ended December 31, 2009 decreased $573 million primarily due to losses of $88 million on unrealized mark-to-market non-qualifying hedge activity in 2009 compared to gains on such hedges of $232 million in 2008.  Excluding this mark-to-market activity, revenues were affected by unfavorable market conditions in the NEPOOL, ERCOT and PJM regions and an unfavorable wind resource, partly offset by higher operating revenues at PMI and NextEra Energy Resources' retail energy provider (collectively, approximately $384 million) and project additions ($131 million).  Operating revenues for the year ended December 31, 2008 increased $1,096 million primarily due to gains of $232 million on unrealized mark-to-market non-qualifying hedge activity in 2008 compared to losses on such hedges of $342 million in 2007.  Excluding this mark-to-market activity, revenues benefited from project additions, favorable market conditions in the NEPOOL, ERCOT and PJM regions, and favorable wind and hydro resources (collectively, $587 million) partially offset by nuclear planned and unplanned outages of approximately $65 million.

Operating expenses for the year ended December 31, 2009 decreased $291 million primarily due to lower fuel costs of approximately $390 million partially offset by project additions of $94 million and higher corporate general and administrative expenses of $12 million to support the growth in the business.  In addition, operating expenses reflect $60 million of unrealized mark-to-market gains from non-qualifying hedges compared to $53 million of such gains in 2008.  Operating expenses for the year ended December 31, 2008 increased $522 million, reflecting $53 million of unrealized mark-to-market gains from non-qualifying hedges compared to $198 million of gains on such hedges in 2007.  Excluding these mark-to-market changes, which are reflected in fuel, purchased power and interchange expense in FPL Group's consolidated statements of income, operating expenses increased primarily due to project additions, higher fuel costs and higher corporate general and administrative expenses to support the growth in the business.

Equity in earnings of equity method investees in 2009 decreased $41 million due to unfavorable market conditions and the absence of certain favorable contractual provisions which benefited the prior periods at a project in the PJM region.  Equity in earnings of equity method investees in 2008 increased $25 million due to improved market conditions in the PJM region.

NextEra Energy Resources' interest expense for the year ended December 31, 2009 increased $43 million due to increased borrowings to support the growth of the business, partially offset by a decrease in interest rates of approximately 37 basis points.  NextEra Energy Resources’ interest expense for the year ended December 31, 2008 decreased $1 million.  Gains on disposal of assets - net in FPL Group's consolidated statements of income for 2009 reflect $56 million of gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds and in 2008 reflect an approximately $10 million gain on the sale of development rights related to a natural gas project and $8 million of gains on sales of securities held in nuclear decommissioning funds.

PTCs from NextEra Energy Resources’ wind projects are reflected in NextEra Energy Resources’ earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $255 million, $262 million and $219 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In addition, FPL Group's effective income tax rate for year ended December 31, 2009 was affected by deferred tax benefits associated with convertible ITCs of $88 million.  See Note 6.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources added approximately 1,170 mw of wind generation in 2009, of which 985 mw were constructed and 185 mw were from three operating wind projects purchased in the fourth quarter of 2009.  NextEra Energy Resources expects to add approximately 1,000 mw of new wind generation in 2010 and 1,000 mw to 1,500 mw in each of 2011 and 2012.  In addition, NextEra Energy Resources intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  Currently, in the United States, 31 states have RPS requiring electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary by state, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

Competitive wholesale markets in the United States continue to evolve and vary among and within geographic regions.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from regulated utilities and new sources of generation, effective risk management, demand growth, environmental requirements and exposure to legal and regulatory changes.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for NextEra Energy Resources.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient plants that can sell power in competitive markets.  NextEra Energy Resources seeks to reduce its market risk by having a diversified portfolio by fuel type and location, as well as by contracting for the future sale of a significant amount of the electricity output of its plants.  The combination of new wind and solar projects and asset acquisitions are expected to be the key drivers supporting NextEra Energy Resources’ growth over the next few years.

NextEra Energy Resources’ earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  NextEra Energy Resources’ exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2010 and 2011.  Therefore, if NextEra Energy Resources’ plants do not perform as expected, NextEra Energy Resources could be required to purchase power at potentially higher market prices to meet its contractual obligations.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect production levels of the wind portfolio as well as the hydro units in Maine and the solar units in California.  In managing its exposure to commodity prices, NextEra Energy Resources is dependent upon its counterparties to perform under their contractual obligations.  NextEra Energy Resources actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  As of December 31, 2009, substantially all of NextEra Energy Resources’ 2010 contracted revenues are with investment grade counterparties.

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

	Years Ended December 31,
	2009	2008	2007
		(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(109)	$(103)	$(90)
Interest income	34	22	22
Federal and state income tax benefits	-	18	3
Other	10	(2)	1
Net loss	$(65)	$(65)	$(64)

The increase in interest expense in 2009 and 2008 reflects additional debt outstanding, partly offset by a higher allocation of interest costs to NextEra Energy Resources and lower average interest rates of approximately 66 basis points and 91 basis points, respectively.  The increase in interest income in 2009 is primarily due to earnings on an energy-related loan made to a third party by an FPL Group Capital subsidiary.  Interest income in 2008 reflects lower interest rates on temporary investments offset by additional earnings on energy-related loans made to third parties by FPL Group Capital subsidiaries.  The federal and state income tax benefits reflect consolidating income tax adjustments.  Other includes all other corporate income and expenses, as well as other business activities.  The increase in other primarily reflects realized and unrealized gains on investments which are reflected in other - net in the consolidated statements of income.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, borrowings, and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  FPL Group, FPL and FPL Group Capital access the credit and capital markets as significant sources of liquidity for capital requirements that are not satisfied by operating cash flows.  The inability of FPL Group, FPL and FPL Group Capital to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.  In January 2010, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) placed FPL Group, FPL Group Capital and FPL on negative credit watch with the possibility of a credit ratings downgrade.  The rating agencies indicated their review for potential downgrade of the ratings is prompted by, among other things, the heightened risk to investors caused by a decline in the regulatory environment for investor-owned utilities operating in Florida and continued challenging economic conditions throughout Florida.  FPL Group and FPL are unable to predict whether or when a credit ratings downgrade may occur.  See Credit Ratings below.

The global and domestic credit and capital markets experienced unprecedented levels of volatility and disruption in the recent past.  This significantly affected the cost and available sources of liquidity in the financial markets.  FPL and FPL Group Capital have continued to have access to commercial paper and short- and long-term credit and capital markets.  If capital and credit market conditions change, this could alter spending plans at FPL and NextEra Energy Resources.

Available Liquidity - At December 31, 2009, FPL Group's total net available liquidity was approximately $4.4 billion, of which FPL's portion was approximately $2.0 billion.  The components of each company's net available liquidity at December 31, 2009 were as follows:

				Maturity Date
	FPL	FPL Group Capital	FPL Group Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving lines of credit (a)	$2,473	$3,917	$6,390	(b)	(b)
Less letters of credit	(3)	(492)	(495)
	2,470	3,425	5,895

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-
	250	-	250

Subtotal	2,720	3,425	6,145

Cash and cash equivalents	83	155	238
Less commercial paper	(818)	(1,202)	(2,020)

Net available liquidity	$1,985	$2,378	$4,363
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

As of February 25, 2010, 37 banks participate in FPL's and FPL Group Capital's credit facilities and FPL's revolving term loan facility, with no one bank providing more than 8% of the combined credit facilities and FPL's revolving term loan facility.  In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At December 31, 2009, each of FPL Group and FPL was in compliance with its required ratio.

In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  During 2009, FPL Group received gross proceeds through the sale and issuance of common stock under this agreement of approximately $160 million consisting of 2,890,000 shares at an average price of $55.53 per share.

At December 31, 2009, FPL had the capacity to absorb up to approximately $198 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established an $80 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Letters of Credit, Surety Bonds and Guarantees - FPL Group and FPL obtain letters of credit and surety bonds, and issue guarantees to facilitate commercial transactions with third parties and financings.  At December 31, 2009, FPL Group had approximately $751 million of standby letters of credit ($14 million for FPL), approximately $95 million of surety bonds ($55 million for FPL) and approximately $8.9 billion notional amount of guarantees ($648 million for FPL), of which approximately $6.6 billion ($24 million for FPL) letters of credit and guarantees have expirations within the next five years.  An aggregate of approximately $495 million ($3 million for FPL) of the standby letters of credit at December 31, 2009 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, capital expenditures for wind development, nuclear activities, the commercial paper program of FPL's consolidated VIE from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at December 31, 2009, FPL Group and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 14 - Commitments.  Due to fluctuations in the value of investments held in the nuclear decommissioning fund for Duane Arnold, the balance in that fund is at certain times below the NRC minimum funding requirement and could require posting of additional amounts to meet that requirement.  As required by the NRC, in November 2009, NextEra Energy Resources submitted its proposed plan to the NRC for providing financial assurance for decommissioning funding for Duane Arnold, including the proposed elimination of the existing $93 million parent company guaranty for decommissioning.  The ultimate amount of the guarantee for NextEra Energy Resources' decommissioning obligations for Duane Arnold, if any, could vary depending on the market performance of the investments held in the nuclear decommissioning fund and on the NRC's position on NextEra Energy Resources' proposed plan.

Shelf Registration - In August 2009, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of February 25, 2010, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of February 25, 2010, FPL Group and FPL Group Capital had approximately $1.7 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $0.5 billion of board-authorized available capacity.

Credit Ratings - At February 25, 2010, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's (a)	S&P (a)	Fitch (a)
FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A	A
First mortgage bonds	Aa2	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	VMIG-1	A	A+
Commercial paper	P-1	A-1	F1

FPL Group Capital: (b)
Corporate credit rating	A2	A	A
Debentures	A2	A-	A
Junior subordinated debentures	A3	BBB+	BBB+
Commercial paper	P-1	A-1	F1
——————————
(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	In January 2010, FPL Group, FPL and FPL Group Capital were placed on a negative credit watch with the possibility of a credit ratings downgrade by each of Moody's, S&P and Fitch.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL and FPL Group Capital, the maintenance of a specific minimum credit rating is not a condition to drawing on those credit facilities.  Commitment fees and interest rates on loans under the credit facilities' agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities.  In addition, a ratings downgrade could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  If FPL's credit rating was downgraded by one or two levels, it would not be required to post additional collateral under these agreements.  If FPL Group Capital's credit rating was downgraded to BBB+/Baa1, which is a one level downgrade for S&P and a two level downgrade for Moody's and Fitch, FPL Group Capital would be required to post additional collateral of approximately $150 million.  FPL's and FPL Group Capital's bank revolving lines of credit are available to support the potential requirements discussed above.  See Available Liquidity above.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	FPL Group			FPL
	Years Ended December 31,
	2009	2008	2007	2009	2008	2007
	(millions)

Net cash provided by operating activities	$4,463	$3,403	$3,593	$2,871	$2,180	$2,163
Net cash used in investing activities	(5,935)	(5,808)	(4,578)	(2,726)	(2,427)	(2,214)
Net cash provided by (used in) financing activities	1,175	2,650	655	(182)	304	50
Net increase (decrease) in cash and cash equivalents	$(297)	$245	$(330)	$(37)	$57	$(1)

FPL Group's cash and cash equivalents decreased for the year ended December 31, 2009 reflecting capital investments by FPL and NextEra Energy Resources, the payment of common stock dividends to FPL Group shareholders and margin cash collateral provided to NextEra Energy Resources' counterparties.  These outflows were partially offset by cash generated by operating activities, net issuances of both long- and short-term debt and the issuance of common stock.

FPL Group's cash flows from operating activities for the year ended December 31, 2009 reflect cash generated by net income and the overrecovery of fuel costs by FPL in 2009, as well as the recovery of prior period deferrals.  These inflows were partially offset by margin cash collateral provided to NextEra Energy Resources' counterparties as a result of changing energy prices.

FPL Group's cash flows from investing activities for the year ended December 31, 2009 reflect capital investments, including nuclear fuel purchases, of approximately $2.7 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $3.2 billion by NextEra Energy Resources.  FPL Group's cash flows from investing activities also include the cash grants under the Recovery Act, the receipt of funds from the spent fuel settlement agreement, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.  In 2010, FPL Group expects to receive approximately $417 million ($44 million at FPL) in cash grants under the Recovery Act for energy projects placed in service in 2009.

During the year ended December 31, 2009, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $3.6 billion, including a net increase in short-term debt of $154 million (comprised of $109 million and $45 million at FPL Group Capital and FPL, respectively), $198 million in proceeds from the issuance of common stock, primarily under FPL Group's continuous offering agreement (see Available Liquidity above), and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issued	Interest Rate	Principal Amount	Maturity Date(s)
				(millions)

January 2009	NextEra Energy Resources subsidiary	Canadian dollar denominated limited-recourse senior secured term loan	Variable	$76	2023 (a)
January 2009	FPL Group Capital	Term loan	Variable	72	2011
March 2009	FPL Group Capital	Debentures	6.00%	500	2019
March 2009	FPL	First mortgage bonds	5.96%	500	2039
March 2009	FPL Group Capital	Junior subordinated debentures	8.75%	375	2069
March 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	22	2016 (b)
May 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured term loan	Variable	343	2017 (b)
May 2009	FPL Group Capital	Debentures related to FPL Group's equity units	3.60%	350	2014
June 2009	FPL Group Capital	Japanese yen denominated term loan	Variable	146	2011
June 2009	FPL Group Capital	Term loan	Variable	50	2011
October 2009	FPL Group Capital subsidiary	Senior secured bonds	7.500%	500	2030 (b)(c)
November 2009	FPL Group Capital	Debentures	Variable	200	2012
December 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured term loan	Variable	130	2019 (b)
				$3,264
———————————
(a)
Proceeds from this loan were used to repay a portion of the NextEra Energy Resources subsidiary's Canadian dollar denominated variable rate term loan maturing in 2011.  In March 2009, the remaining balance of the term loan maturing in 2011 was paid off.

(b)	Partially amortizing with a balloon payment at maturity.
(c)	Collateralized by a third-party note receivable held by a wholly-owned subsidiary of FPL Group Capital.

During the year ended December 31, 2009, FPL Group paid approximately $2.4 billion in connection with financing activities, including $725 million for FPL Group Capital debt maturities, $225 million for maturing FPL first mortgage bonds, approximately $441 million of NextEra Energy Resources' debt payments including principal prepayment on a term loan and principal payments, approximately $205 million of FPL Group Capital debt payments including principal prepayment on a term loan and repurchase of junior subordinated debentures, approximately $38 million principal payment on storm-recovery bonds and $766 million for the payment of dividends on FPL Group's common stock.  In February 2010, FPL issued $500 million principal amount of 5.69% first mortgage bonds maturing 2040.

In 2008, FPL entered into a reclaimed water agreement with Palm Beach County (PBC) to provide FPL's WCEC with reclaimed water beginning in January 2011.  Under the reclaimed water agreement, FPL is to construct a reclaimed water system, including modifications to an existing treatment plant and a water pipeline, that PBC will legally own and operate.  The reclaimed water agreement also requires PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system.  In July 2009, PBC issued approximately $68 million principal amount of bonds.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and FPL Group are recording electric utility plant in service and other property as costs are incurred and long-term debt as costs are eligible for reimbursement by PBC to FPL.  See Note 12.

During the year ended December 31, 2009, indirect wholly-owned subsidiaries of NextEra Energy Resources and FPL Group Capital entered into interest rate swap agreements.  See Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

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

Contractual Obligations and Estimated Planned Capital Expenditures - FPL Group's and FPL's commitments at December 31, 2009 were as follows:

	2010	2011	2012	2013	2014	Thereafter		Total
	(millions)
Long-term debt, including interest: (a)
FPL	$335	$339	$341	$732	$323	$10,314	(b)	$12,384
NextEra Energy Resources	601	593	622	648	455	3,487		6,406
Corporate and Other	557	2,202	517	565	637	12,962		17,440
Purchase obligations:
FPL (c)	5,510	4,555	2,690	2,310	2,115	7,085		24,265
NextEra Energy Resources (d)	1,710	220	225	80	60	795		3,090
Asset retirement activities: (e)
FPL (f)	-	-	-	-	-	11,797		11,797
NextEra Energy Resources (g)	-	-	2	-	-	7,343		7,345
Other Commitments:
NextEra Energy Resources (h)	-	-	-	68	70	210		348
Total	$8,713	$7,909	$4,397	$4,403	$3,660	$53,993		$83,075
——————————
(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2009 rates.
(b)
Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2009, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving lines of credit are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which are recoverable through various cost recovery clauses (see Note 14 - Contracts), and projected capital expenditures through 2014.  See Note 14 - Commitments.

(d)
Represents firm commitments primarily in connection with the purchase of wind turbines and towers, solar project components and related construction activities, natural gas transportation, purchase and storage, firm transmission service and nuclear fuel.  See Note 14 - Commitments and Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(f)
At December 31, 2009, FPL had approximately $2,285 million in restricted funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's special use funds.

(g)
At December 31, 2009, NextEra Energy Resources' 88.23% portion of Seabrook's and 70% portion of Duane Arnold's and its Point Beach's restricted funds for the payment of future expenditures to decommission its nuclear units totaled approximately $982 million and are included in FPL Group's special use funds.

(h)	Represents estimated cash distributions related to certain membership interests. See Note 10 - Sale of Differential Membership Interests.

Covenants - FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  During the first quarter of 2009, FPL Group increased the quarterly dividend on its common stock from $0.445 to $0.4725 per share.  In February 2010, FPL Group announced that it would increase the quarterly dividend on its common stock from $0.4725 to $0.50 per share.  FPL pays dividends to FPL Group in a manner consistent with FPL's long-term targeted capital structure.  The mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under the mortgage, in some cases, the amount of retained earnings that FPL can use to pay cash dividends on its common stock is restricted.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2009, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2009, after giving effect to the February 2010 issuance of the $500 million 5.69% first mortgage bonds maturing in 2040, coverage for the 12 months ended December 31, 2009 would have been approximately 6.2 times the annual interest requirements and approximately 3.6 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2009, after giving effect to the February 2010 issuance of the $500 million 5.69% first mortgage bonds maturing in 2040, FPL could have issued in excess of $7.4 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.8 billion based on retired first mortgage bonds.  As of December 31, 2009, no cash was deposited with the mortgage trustee for these purposes.

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

In March 2009, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (March 2009 RCC) in connection with FPL Group Capital's offering of $375 million principal amount of its Series F Junior Subordinated Debentures due 2069.  The March 2009 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of FPL Group Capital (other than the Series F junior subordinated debentures) or, in certain cases, of FPL Group. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the March 2009 RCC.  The March 2009 RCC provides that FPL Group Capital may redeem, purchase, or defease, and FPL Group and any majority-owned subsidiary of FPL Group or FPL Group Capital may purchase, any Series F junior subordinated debentures on or before March 1, 2039, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series F junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the March 2009 RCC.

New Accounting Rules and Interpretations

Variable Interest Entities - In 2009, new accounting guidance was issued which modifies the consolidation model in previous guidance and expands the required disclosures related to VIEs.  The new accounting guidance became effective on January 1, 2010.  FPL Group and FPL are currently evaluating the impact of the new accounting guidance.

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

FPL Group and FPL consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated financial statements:

Accounting for Derivatives and Hedging Activities - FPL Group and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.  Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses will be passed through the fuel or capacity clauses.  In FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, changes in derivative fair values are recognized in current earnings, unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge.  For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of common shareholders' equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

Much of the existing accounting guidance related to derivatives focuses on when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from derivative accounting rules, however the guidance does not address all contract issues.  As a result, significant judgment must be used in applying derivatives accounting guidance to contracts.  In the event changes in interpretation occur, it is possible that contracts that currently are excluded from derivatives accounting rules would have to be recorded on the balance sheet at fair value, with changes in the fair value recorded in the statement of income.

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

Accounting for Pensions and Other Postretirement Benefits - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP) which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of the SERP component is included within the pension plan as discussed below.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits plan) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.  FPL Group allocates net periodic benefit income or cost associated with the pension and other benefits plans to its subsidiaries annually using specific criteria.

Effective December 31, 2006, FPL Group adopted new recognition and disclosure provisions regarding benefit plans which require recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders' equity in the year in which the changes occur.  In addition, effective December 31, 2008, the new provisions required FPL Group to measure plan assets and benefit obligations as of the fiscal year-end.  Prior to 2008, FPL Group used a measurement date of September 30.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, FPL Group elected to calculate the net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008 using the September 30, 2007 measurement date.  Upon adoption of the measurement date provisions, FPL Group recorded an adjustment to increase 2008 beginning retained earnings by approximately $13 million representing three-fifteenths of net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008. Included in the adjustment to retained earnings is approximately $1 million related to the reduction in accumulated other comprehensive income (AOCI) and approximately $3 million related to the reduction in net regulatory liabilities.

Since FPL Group is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing the new accounting provisions are reflected at FPL Group and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations related to the recognition provision that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in AOCI were classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment.  In addition, adjustments to AOCI as a result of implementing the measurement date provisions that were estimated to be allocable to FPL were recorded as an adjustment to the previously established regulatory assets and liabilities.

FPL Group's income from its pension plan, net of the cost of the other benefits plan, was approximately $75 million, $86 million and $69 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The corresponding amounts allocated to FPL were $50 million, $60 million and $51 million, respectively.  Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years for the pension plan and 8.00% for all years for the other benefits plan, assumed increases in salary of 4.00% for all years, and weighted-average discount rates of 6.90%, 6.25% and 5.85% for the pension plan and 6.90%, 6.35% and 5.90% for the other benefits plan for the years ended December 31, 2009, 2008 and 2007, respectively.  Based on current health care costs (as related to other benefits), the projected 2010 trend assumption used to measure the expected cost of health care benefits covered by the plans for those under age 65 is 8.00% for medical and 8.50% for prescription drug benefits and for those age 65 and over is 7.50% for medical and 8.00% for prescription drug benefits.  These rates are assumed to decrease over the next 9 years for medical benefits and 11 years for prescription drug benefits to the ultimate trend rate of 5.50% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2018 for medical benefits and 2020 for prescription drug benefits.  In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the marketplace.  For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds, as well as its funds' historical compounded returns.  FPL Group also considered input from its actuaries and consultants, as well as information available in the marketplace.  FPL Group believes that 7.75% and 8.00% are reasonable long-term rates of return on its pension plan and other benefits plan assets, respectively.  FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

FPL Group bases its determination of pension and other benefits plan expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period following the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return realized on those assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be affected as previously deferred gains or losses are recognized.  Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension and other benefits plan expense and income only to the extent they exceed 10% of the greater of projected benefit obligations or the market-related value of assets.

The following table illustrates the effect on net periodic benefit income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2009 Net Periodic Benefit Income
	Change in Assumption	FPL Group	FPL
		(millions)

Expected long-term rate of return	(0.5)%	$16	$11
Discount rate	(0.5)%	$3	$2
Salary increase	0.5%	$2	$1
Health care cost trend rate (a)	1.0%	$-	$-
——————————
(a)
Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in FPL Group's other benefits plan.

The fair value of plan assets has increased from $2.5 billion at December 31, 2008 to $3.0 billion at December 31, 2009 for the pension plan and increased from $29 million at December 31, 2008 to $32 million at December 31, 2009 for the other benefits plan.  Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the qualified pension plan in the near future.  In December 2009, $29 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $29 million for eligible retiree medical expenses on behalf of the other benefits plan during 2010 with substantially all of that amount being reimbursed through a transfer of assets from the qualified pension plan.  See Note 2.

Carrying Value of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Nuclear Decommissioning and Fossil Dismantlement - FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  See Note 1 - Asset Retirement Obligations, Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 13.

For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  The most recent studies, filed in 2005, indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is approximately $10.9 billion, or $2.4 billion in 2009 dollars.  The studies reflect, among other things, the 20-year license extensions of FPL's nuclear units.  At December 31, 2009, $2,597 million was accrued for nuclear decommissioning, of which $1,807 million was recorded as an ARO, $50 million was recorded as a capitalized net asset related to the ARO, $644 million was recorded as a regulatory liability and $196 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

FPL accrues the cost of dismantling its fossil plants over the expected service life of each unit based on studies filed with the FPSC.  Unlike nuclear decommissioning, fossil dismantlement costs are not funded.  The most recent studies, which became effective January 1, 2010, indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $894 million, or $467 million expressed in 2009 dollars.  The majority of the dismantlement costs are not considered AROs.  At December 31, 2009, $364 million was accrued for fossil dismantlement costs, of which $23 million was recorded as an ARO, $5 million was recorded as a capitalized net asset related to the ARO, $28 million was recorded as a regulatory liability and $318 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

NextEra Energy Resources records a liability for the present value of its expected decommissioning costs which is determined using various internal and external data.  NextEra Energy Resources' portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage, is estimated to be approximately $6.6 billion, or $1.6 billion expressed in 2009 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2009, the ARO for nuclear decommissioning of NextEra Energy Resources' nuclear plants totaled approximately $518 million.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and how costs will escalate with inflation.  In addition, FPL Group and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, FPL Group and FPL will be required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase FPL Group's and FPL's ARO as of December 31, 2009 by $235 million and $183 million, respectively.

Regulatory Accounting - Accounting guidance allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.  The continued applicability of regulatory accounting is assessed at each reporting period.

FPL Group's and FPL's regulatory assets and liabilities are as follows:

	FPL Group		FPL
	December 31,		December 31,
	2009	2008	2009	2008
Regulatory assets:	(millions)
Current:
Deferred clause and franchise expenses	$69	$248	$69	$248
Securitized storm-recovery costs	$69	$64	$69	$64
Derivatives	$68	$1,109	$68	$1,109
Pension	$-	$19	$-	$-
Other	$3	$4	$-	$-

Noncurrent:
Securitized storm-recovery costs	$644	$697	$644	$697
Deferred clause expenses	$-	$79	$-	$79
Pension	$-	$100	$-	$-
Unamortized loss on reacquired debt	$29	$32	$29	$32
Other	$236	$138	$185	$133

Regulatory liabilities:
Current:
Deferred clause and franchise revenues	$377	$11	$377	$11
Pension	$2	$-	$-	$-

Noncurrent:
Accrued asset removal costs	$2,251	$2,142	$2,251	$2,142
Asset retirement obligation regulatory expense difference	$671	$520	$671	$520
Pension	$16	$-	$-	$-
Other	$244	$218	$244	$218

See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and NextEra Energy Resources, use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  See Note 3.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)

Fair value of contracts outstanding at December 31, 2007	$2	$(138)	$(109)	$(119)	$(364)
Reclassification to realized at settlement of contracts	20	(30)	147	(658)	(521)
Effective portion of changes in fair value recorded in OCI	-	-	76	-	76
Ineffective portion of changes in fair value recorded in earnings	-	25	-	-	25
Changes in fair value excluding reclassification to realized	34	286	-	(331)	(11)
Fair value of contracts outstanding at December 31, 2008	56	143	114	(1,108)	(795)
Reclassification to realized at settlement of contracts	(160)	(208)	(180)	1,734	1,186
Effective portion of changes in fair value recorded in OCI	-	-	197	-	197
Ineffective portion of changes in fair value recorded in earnings	-	28	-	-	28
Changes in fair value excluding reclassification to realized	143	163	-	(690)	(384)
Fair value of contracts outstanding at December 31, 2009	39	126	131	(64)	232
Net option premium payments (receipts)	(5)	16	-	-	11
Net margin cash collateral paid					70
Total mark-to-market energy contract net assets (liabilities) at December 31, 2009	$34	$142	$131	$(64)	$313

FPL Group's total mark-to-market energy contract net assets (liabilities) at December 31, 2009 shown above are included in the consolidated balance sheets as follows:

December 31, 2009
(millions)

Current derivative assets	$357
Noncurrent other assets	264
Current derivative liabilities	(170)
Noncurrent derivative liabilities	(138)
FPL Group's total mark-to-market energy contract net liabilities	$313

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2009 were as follows:

	Maturity
	2010	2011	2012	2013	2014	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(152)	$(6)	$(22)	$(17)	$-	$-	$(197)
Significant other observable inputs	(24)	(33)	(11)	11	-	-	(57)
Significant unobservable inputs	179	68	38	4	(1)	-	288
Total	3	29	5	(2)	(1)	-	34

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	33	(11)	(7)	-	-	-	15
Significant other observable inputs	30	23	30	(4)	(8)	(8)	63
Significant unobservable inputs	25	21	6	4	4	4	64
Total	88	33	29	-	(4)	(4)	142

Owned Assets - OCI:
Quoted prices in active markets for identical assets	24	24	11	-	-	-	59
Significant other observable inputs	70	7	(5)	-	-	-	72
Significant unobservable inputs	-	-	-	-	-	-	-
Total	94	31	6	-	-	-	131

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(75)	-	-	-	-	-	(75)
Significant unobservable inputs	7	4	-	-	-	-	11
Total	(68)	4	-	-	-	-	(64)

Total sources of fair value	$117	$97	$40	$(2)	$(5)	$(4)	$243

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  In 2008, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and, in June 2009, FPL Group Capital entered into a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.  At December 31, 2009 and 2008, the fair value of these cross currency swaps was not material.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2009 and 2008, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total
	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group
					(millions)

December 31, 2008	$-	$5	$5	$86	$54	$31	$86	$58	$30
December 31, 2009	$-	$2	$2	$61	$51	$25	$61	$51	$25

Average for the period ended December 31, 2009	$-	$5	$5	$56	$42	$24	$56	$45	$24
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	December 31, 2009			December 31, 2008
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
FPL Group:
Fixed income securities:
Special use funds	$1,685	$1,685	(a)	$1,867	$1,867	(a)
Other investments	$104	$104	(a)	$105	$105	(a)
Long-term debt, including current maturities	$16,869	$17,256	(b)	$15,221	$15,152	(b)
Interest rate swaps - net unrealized losses	$(17)	$(17	)(c)	$(78)	$(78	)(c)

FPL:
Fixed income securities - special use funds	$1,384	$1,384	(a)	$1,510	$1,510	(a)
Long-term debt, including current maturities	$5,836	$6,055	(b)	$5,574	$5,652	(b)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2009, the estimated fair value for FPL Group's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$14
Cash flow hedges - NextEra Energy Resources:
$52	December 2003	December 2017	4.245%	Variable	(b)	(2)
$17	April 2004	December 2017	3.845%	Variable	(b)	(1)
$169	December 2005	November 2019	4.905%	Variable	(b)	(12)
$430	January 2007	January 2022	5.390%	Variable	(c)	(38)
$121	January 2008	September 2011	3.2050%	Variable	(b)	(4)
$348	January 2009	December 2016	2.680%	Variable	(b)	8
$124	January 2009(d)	December 2023	3.725%	Variable	(b)	4
$85	January 2009	December 2023	2.578%	Variable	(e)	6
$20	March 2009	December 2016	2.655%	Variable	(b)	-
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
$333	May 2009	May 2017	3.015%	Variable	(b)	4
$106	May 2009(d)	May 2024	4.663%	Variable	(b)	2
$128	December 2009	December 2019	3.830%	Variable	(b)	2
$52	December 2009(d)	September 2021	5.500%	Variable	(b)	-
Total cash flow hedges						(31)
Total interest rate swaps						$(17)
——————————
(a)	Three-month LIBOR plus 1.18896%.
(b)	Three-month LIBOR.
(c)	Six-month LIBOR.
(d)	Exchange of payments does not begin until December 2016, December 2016, May 2017 and December 2019, respectively.
(e)	Three-month Banker's Acceptance Rate.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $828 million ($325 million for FPL) at December 31, 2009.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,705 million and $1,080 million ($1,024 million and $648 million for FPL) at December 31, 2009 and 2008, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $157 million ($94 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at December 31, 2009.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2009, approximately 98% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

Management assessed the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework.  Based on this assessment, management believes that FPL Group's and FPL's internal control over financial reporting was effective as of December 31, 2009.

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

We have audited the internal control over financial reporting of FPL Group, Inc. and subsidiaries (FPL Group) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. FPL Group's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on FPL Group’s and FPL’s internal control over financial reporting based on our audits.

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

In our opinion, FPL Group and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of FPL Group and FPL and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  FPL Group, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries (FPL Group) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2009 and 2008, and the related consolidated statements of income, FPL Group’s common shareholders' equity, FPL’s common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group and FPL at December 31, 2009 and 2008, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FPL Group’s and FPL’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on FPL Group’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 25, 2010

FPL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

OPERATING REVENUES	$15,643	$16,410	$15,263

OPERATING EXPENSES
Fuel, purchased power and interchange	7,405	8,412	8,192
Other operations and maintenance	2,649	2,527	2,318
Depreciation and amortization	1,765	1,442	1,335
Taxes other than income taxes and other	1,230	1,204	1,135
Total operating expenses	13,049	13,585	12,980

OPERATING INCOME	2,594	2,825	2,283

OTHER INCOME (DEDUCTIONS)
Interest expense	(849)	(813)	(762)
Equity in earnings of equity method investees	52	93	68
Allowance for equity funds used during construction	53	35	23
Interest income	78	72	89
Gains on disposal of assets - net	60	18	2
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(58)	(148)	(10)
Other - net	12	7	(13)
Total other deductions - net	(652)	(736)	(603)

INCOME BEFORE INCOME TAXES	1,942	2,089	1,680

INCOME TAXES	327	450	368

NET INCOME	$1,615	$1,639	$1,312

Earnings per share of common stock:
Basic	$3.99	$4.10	$3.30
Assuming dilution	$3.97	$4.07	$3.27

Dividends per share of common stock	$1.89	$1.78	$1.64

Weighted-average number of common shares outstanding:
Basic	404.4	400.1	397.7
Assuming dilution	407.2	402.7	400.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2009	2008
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$46,330	$41,638
Nuclear fuel	1,414	1,260
Construction work in progress	2,425	2,630
Less accumulated depreciation and amortization	(14,091)	(13,117)
Total property, plant and equipment - net	36,078	32,411

CURRENT ASSETS
Cash and cash equivalents	238	535
Customer receivables, net of allowances of $23 and $29, respectively	1,431	1,443
Other receivables, net of allowances of $1 and $2, respectively	816	264
Materials, supplies and fossil fuel inventory	877	968
Regulatory assets:
Deferred clause and franchise expenses	69	248
Securitized storm-recovery costs	69	64
Derivatives	68	1,109
Pension	-	19
Other	3	4
Derivatives	357	433
Other	409	305
Total current assets	4,337	5,392

OTHER ASSETS
Special use funds	3,390	2,947
Other investments	935	923
Prepaid benefit costs	1,184	914
Regulatory assets:
Securitized storm-recovery costs	644	697
Deferred clause expenses	-	79
Pension	-	100
Unamortized loss on reacquired debt	29	32
Other	236	138
Other	1,625	1,188
Total other assets	8,043	7,018

TOTAL ASSETS	$48,458	$44,821

CAPITALIZATION
Common shareholders' equity	$12,967	$11,681
Long-term debt	16,300	13,833
Total capitalization	29,267	25,514

CURRENT LIABILITIES
Commercial paper	2,020	1,835
Notes payable	-	30
Current maturities of long-term debt	569	1,388
Accounts payable	992	1,062
Customer deposits	613	575
Accrued interest and taxes	466	374
Regulatory liabilities:
Deferred clause and franchise revenues	377	11
Pension	2	-
Derivatives	221	1,300
Other	1,189	1,114
Total current liabilities	6,449	7,689

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,418	2,283
Accumulated deferred income taxes	4,860	4,231
Regulatory liabilities:
Accrued asset removal costs	2,251	2,142
Asset retirement obligation regulatory expense difference	671	520
Pension	16	-
Other	244	218
Derivatives	170	218
Other	2,112	2,006
Total other liabilities and deferred credits	12,742	11,618

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$48,458	$44,821
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,615	$1,639	$1,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,765	1,442	1,335
Nuclear fuel amortization	239	201	144
Unrealized (gains) losses on marked to market energy contracts	59	(337)	134
Deferred income taxes	273	569	402
Cost recovery clauses and franchise fees	624	(111)	(75)
Change in prepaid option premiums and derivative settlements	(11)	(12)	159
Equity in earnings of equity method investees	(52)	(93)	(68)
Distributions of earnings from equity method investees	69	124	175
Changes in operating assets and liabilities:
Customer receivables	18	49	(216)
Other receivables	(13)	(26)	(14)
Materials, supplies and fossil fuel inventory	85	(106)	(14)
Other current assets	9	(31)	(14)
Other assets	(103)	(166)	(100)
Accounts payable	(86)	(120)	63
Customer deposits	38	37	29
Margin cash collateral	(110)	49	86
Income taxes	8	(17)	(75)
Interest and other taxes	22	30	49
Other current liabilities	(45)	189	113
Other liabilities	(5)	(61)	(52)
Other - net	64	154	220
Net cash provided by operating activities	4,463	3,403	3,593

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,522)	(2,234)	(1,826)
Independent power investments	(3,068)	(2,715)	(2,852)
Cash grants under the American Recovery and Reinvestment Act of 2009	100	-	-
Funds received from the spent fuel settlement agreement	86	-	-
Nuclear fuel purchases	(362)	(247)	(310)
Other capital expenditures	(54)	(40)	(31)
Sale of independent power investments	15	25	700
Loan repayments and capital distributions from equity method investees	-	-	11
Proceeds from sale of securities in special use funds	4,592	2,235	2,211
Purchases of securities in special use funds	(4,710)	(2,315)	(2,440)
Proceeds from sale of other securities	773	28	138
Purchases of other securities	(782)	(84)	(156)
Funding of loan	-	(500)	-
Other - net	(3)	39	(23)
Net cash used in investing activities	(5,935)	(5,808)	(4,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,220	3,827	3,199
Retirements of long-term debt	(1,635)	(1,358)	(1,866)
Net change in short-term debt	154	848	(80)
Issuances of common stock	198	41	46
Dividends on common stock	(766)	(714)	(654)
Change in funds held for storm-recovery bond payments	5	-	(42)
Other - net	(1)	6	52
Net cash provided by financing activities	1,175	2,650	655

Net increase (decrease) in cash and cash equivalents	(297)	245	(330)
Cash and cash equivalents at beginning of year	535	290	620
Cash and cash equivalents at end of year	$238	$535	$290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$805	$764	$686
Cash paid for income taxes - net	$61	$4	$46

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt in connection with the purchase of independent power projects	$-	$31	$55

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(millions)

	Common Stock (a)			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss) (b)	Retained Earnings	Common Shareholders' Equity
	Shares		Aggregate Par Value

Balances, December 31, 2006	405		$4	$4,680	$(125)	$115	$5,256	$9,930
Net income	-		-	-	-	-	1,312
Issuances of common stock, net of issuance cost of less than $1	1		-	33	3	-	-
Exercise of stock options and other incentive plan activity	1		-	59	-	-	-
Dividends on common stock	-		-	-	-	-	(654)
Earned compensation under ESOP	-		-	27	8	-	-
Other comprehensive loss	-		-	-	-	(44)	-
Defined benefit pension and other benefits plans	-		-	-	-	45	-
Implementation of new accounting rules	-		-	(15)	-	-	31
Balances, December 31, 2007	407	(c)	4	4,784	(114)	116	5,945	$10,735
Net income	-		-	-	-	-	1,639
Issuances of common stock, net of issuance cost of less than $1	1		-	38	4	-	-
Exercise of stock options and other incentive plan activity	1		-	53	-	-	-
Dividends on common stock	-		-	-	-	-	(714)
Earned compensation under ESOP	-		-	30	10	-	-
Other comprehensive income	-		-	-	-	40	-
Defined benefit pension and other benefits plans	-		-	-	-	(167)	-
Implementation of new accounting rules	-		-	-	-	(2)	15
Balances, December 31, 2008	409	(c)	4	4,905	(100)	(13)	6,885	$11,681
Net income	-		-	-	-	-	1,615
Issuances of common stock, net of issuance cost of approximately $2	4		-	204	4	-	-
Exercise of stock options and other incentive plan activity	1		-	56	-	-	-
Dividends on common stock	-		-	-	-	-	(766)
Earned compensation under ESOP	-		-	30	11	-	-
Other comprehensive income	-		-	-	-	165	-
Defined benefit pension and other benefits plans	-		-	-	-	22	-
Premium on publicly-traded equity units known as Corporate Units	-		-	(47)	-	-	-
Unamortized issuance costs on publicly-traded equity units known as Corporate Units	-		-	(8)	-	-	-
Implementation of new accounting rules	-		-	-	-	(5)	5
Balances, December 31, 2009	414	(c)	$4	$5,140	$(85)	$169	$7,739	$12,967
——————————
(a)	$0.01 par value, authorized - 800,000,000 shares; outstanding shares 413,622,436, 408,915,305 and 407,344,972 at December 31, 2009, 2008 and 2007, respectively.
(b)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $1,802 million, $1,512 million and $1,313 million for 2009, 2008 and 2007, respectively.
(c)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled approximately 6 million, 7 million and 8 million at December 31, 2009, 2008 and 2007, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2009	2008	2007

OPERATING REVENUES	$11,491	$11,649	$11,622

OPERATING EXPENSES
Fuel, purchased power and interchange	6,220	6,749	6,726
Other operations and maintenance	1,496	1,438	1,454
Depreciation and amortization	1,097	860	846
Taxes other than income taxes and other	1,097	1,073	1,033
Total operating expenses	9,910	10,120	10,059

OPERATING INCOME	1,581	1,529	1,563

OTHER INCOME (DEDUCTIONS)
Interest expense	(318)	(334)	(304)
Allowance for equity funds used during construction	53	35	23
Interest income	1	11	17
Other - net	(13)	(9)	(12)
Total other deductions - net	(277)	(297)	(276)

INCOME BEFORE INCOME TAXES	1,304	1,232	1,287

INCOME TAXES	473	443	451

NET INCOME	$831	$789	$836

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2009	2008
ELECTRIC UTILITY PLANT
Plant in service	$28,677	$26,497
Nuclear fuel	756	613
Construction work in progress	1,549	1,862
Less accumulated depreciation and amortization	(10,578)	(10,189)
Electric utility plant - net	20,404	18,783

CURRENT ASSETS
Cash and cash equivalents	83	120
Customer receivables, net of allowances of $21 and $19, respectively	838	796
Other receivables, net of allowances of $1 and $1, respectively	182	143
Materials, supplies and fossil fuel inventory	529	563
Regulatory assets:
Deferred clause and franchise expenses	69	248
Securitized storm-recovery costs	69	64
Derivatives	68	1,109
Other	123	129
Total current assets	1,961	3,172

OTHER ASSETS
Special use funds	2,408	2,158
Prepaid benefit costs	1,017	968
Regulatory assets:
Securitized storm-recovery costs	644	697
Deferred clause expenses	-	79
Unamortized loss on reacquired debt	29	32
Other	185	133
Other	164	153
Total other assets	4,447	4,220

TOTAL ASSETS	$26,812	$26,175

CAPITALIZATION
Common shareholder's equity	$8,436	$8,089
Long-term debt	5,794	5,311
Total capitalization	14,230	13,400

CURRENT LIABILITIES
Commercial paper	818	773
Current maturities of long-term debt	42	263
Accounts payable	539	645
Customer deposits	607	570
Accrued interest and taxes	303	449
Regulatory liabilities - deferred clause and franchise revenues	377	11
Derivatives	77	1,114
Other	659	598
Total current liabilities	3,422	4,423

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,833	1,743
Accumulated deferred income taxes	3,509	3,105
Regulatory liabilities:
Accrued asset removal costs	2,251	2,142
Asset retirement obligation regulatory expense difference	671	520
Other	244	218
Other	652	624
Total other liabilities and deferred credits	9,160	8,352

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$26,812	$26,175

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$831	$789	$836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,097	860	846
Nuclear fuel amortization	127	106	83
Deferred income taxes	391	307	346
Cost recovery clauses and franchise fees	624	(111)	(75)
Change in prepaid option premiums and derivative settlements	(1)	3	142
Changes in operating assets and liabilities:
Customer receivables	(42)	11	65
Other receivables	42	(11)	(32)
Materials, supplies and fossil fuel inventory	34	20	(25)
Other current assets	6	(19)	(12)
Other assets	(62)	(96)	(50)
Accounts payable	(91)	(71)	(80)
Customer deposits	37	39	31
Margin cash collateral	6	26	75
Income taxes	(132)	175	(138)
Interest and other taxes	10	9	26
Other current liabilities	(33)	138	41
Other liabilities	10	(19)	(2)
Other - net	17	24	86
Net cash provided by operating activities	2,871	2,180	2,163

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,522)	(2,234)	(1,826)
Funds received from the spent fuel settlement agreement	71	-	-
Nuclear fuel purchases	(195)	(133)	(181)
Proceeds from sale of securities in special use funds	3,270	1,454	1,978
Purchases of securities in special use funds	(3,349)	(1,512)	(2,186)
Other - net	(1)	(2)	1
Net cash used in investing activities	(2,726)	(2,427)	(2,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	516	589	1,230
Retirements of long-term debt	(263)	(241)	(250)
Net change in short-term debt	45	(69)	212
Capital contribution from FPL Group	-	75	-
Dividends	(485)	(50)	(1,100)
Change in funds held for storm-recovery bond payments	5	-	(42)
Net cash provided by (used in) financing activities	(182)	304	50

Net increase (decrease) in cash and cash equivalents	(37)	57	(1)
Cash and cash equivalents at beginning of year	120	63	64
Cash and cash equivalents at end of year	$83	$120	$63

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$305	$320	$267
Cash paid (received) for income taxes - net	$232	$(11)	$246

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY (a)
(millions)

	Common Stock (b)	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2006	$1,373	$4,318	$1,848	$7,539
Net income	-	-	836
Dividends to FPL Group	-	-	(1,100)
Balances, December 31, 2007	1,373	4,318	1,584	$7,275
Net income	-	-	789
Capital contributions from FPL Group	-	75	-
Dividends to FPL Group	-	-	(50)
Balances, December 31, 2008	1,373	4,393	2,323	$8,089
Net income	-	-	831
Dividends to FPL Group	-	-	(485)
Other	-	-	1
Balances, December 31, 2009	$1,373	$4,393	$2,670	$8,436
——————————
(a)	FPL's comprehensive income is the same as reported net income.
(b)	Common stock, no par value, 1,000 shares authorized, issued and outstanding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).  Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital.  As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Beginning in 2009, pre-construction costs and carrying charges on construction costs for new nuclear capacity and costs incurred for FPL's solar generating facilities are also recovered through cost recovery clauses.  Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery.  Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; in January 2010, approximately $403 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered.  The difference between the refund and the December 31, 2009 overrecovery will be collected from retail customers in a subsequent period.

If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  The continued applicability of regulatory accounting is assessed at each reporting period.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables and amounted to approximately $121 million and $114 million at December 31, 2009 and 2008, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees, gross receipts taxes and surcharges related to the recovery of storm restoration costs associated with hurricanes and storm-recovery bonds (see Note 9 - FPL).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other on FPL Group's and FPL's consolidated statements of income and were approximately $791 million, $781 million and $755 million in 2009, 2008 and 2007, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group's and FPL's consolidated balance sheets.

In January 2010, the FPSC orally ruled with respect to FPL's March 2009 petition (January 2010 rate ruling) and indicated that the ruling would be reflected in a final written order to be issued in February 2010 (final order).  The January 2010 rate ruling indicated that new retail base rates would be established for FPL effective March 1, 2010, would increase retail base rates by approximately $75 million on an annualized basis, would establish a regulatory return on common equity (ROE) of 10.0% with a range of plus or minus 100 basis points and would shift certain costs from retail base rates to the capacity cost recovery clause (capacity clause).  The January 2010 rate ruling also indicated that depreciation expense would be reduced over the next four years.  See Electric Plant, Depreciation and Amortization.  As of the date of this report, the final order remains pending.  Upon issuance of the final order, parties have the right to file motions with the FPSC for reconsideration of some or all of the final order, or to appeal some or all of the final order to the Florida Supreme Court.  In response to inquiries regarding potential inconsistencies in calculations underlying the January 2010 rate ruling, staff for the FPSC has indicated it would address any matters raised by the parties before the final order following the filing of any motions for reconsideration.  FPL cannot predict the specific treatment of any particular issue in the final order.

FPL is evaluating the impact of the January 2010 rate ruling on its financial position, including its credit quality and ability to attract capital over the long term.  FPL has suspended activities on the following projects representing approximately $10 billion of investment over the next five years until the financial impact of the final order, along with other factors, such as load-growth estimates, fuel cost forecasts, demand side management and environmental incentives, can be reviewed (see Note 14 - Commitments):

•	development of two additional nuclear units at FPL's Turkey Point site beyond what is required to receive a U.S. Nuclear Regulatory Commission (NRC) license for each unit;
•	modernization of FPL's Cape Canaveral and Riviera power plants;
•	reevaluation of options related to a proposed 300-mile underground natural gas pipeline in Florida; and
•	other infrastructure projects.

FPL is also evaluating its options with respect to future regulatory actions regarding the January 2010 rate ruling and, when it is issued, the final order, as well as assessing the cost structure of its ongoing operations and reviewing other planned capital expenditures for appropriate reductions.

Under a rate agreement approved in 2005 (2005 rate agreement), retail base rates did not increase except to allow recovery of the revenue requirements of FPL's three power plants that achieved commercial operation during the term of the 2005 rate agreement.  Retail base rates increased when Turkey Point Unit No. 5 was placed in service in 2007 and when West County Energy Center (WCEC) Units Nos. 1 and 2 were placed in service in 2009.  During the term of the 2005 rate agreement, FPL did not have an authorized regulatory ROE for the purpose of addressing earnings levels; however, for all other regulatory purposes, FPL had an ROE of 11.75%.  Under the terms of the 2005 rate agreement, FPL's electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL reduced depreciation on its plant in service by $125 million each year, as allowed by the 2005 rate agreement.  The 2005 rate agreement also provided for a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds would be shared with customers.  During the term of the 2005 rate agreement, FPL's revenues did not exceed the thresholds.

NextEra Energy Resources' revenue is recorded as electricity is delivered, which is when revenue is earned.  NextEra Energy Resources' retail energy business records unbilled revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled revenues are included in customer receivables and amounted to approximately $47 million and $41 million at December 31, 2009 and 2008, respectively.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NextEra Energy Resources is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2009, the electric generating, transmission, distribution and general facilities of FPL represented approximately 46%, 13%, 37% and 4%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of NextEra Energy Resources' generating facilities are encumbered by liens against their assets securing various financings.  The net book value of NextEra Energy Resources' assets serving as collateral was approximately $6 billion at December 31, 2009.  The American Recovery and Reinvestment Act of 2009 provided for an option to elect a cash grant (convertible ITCs) for certain renewable energy property (renewable property).  Convertible ITCs are recorded as a reduction in property, plant and equipment on FPL Group's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property.  At December 31, 2009, FPL Group recorded convertible ITCs of approximately $417 million ($44 million at FPL), which are included in other receivables on FPL Group’s and FPL’s consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement, nuclear plant decommissioning (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs) and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause.  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years.  Under the terms of the 2005 rate agreement, FPL's electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however FPL reduced depreciation by $125 million annually as allowed by the 2005 rate agreement.  The weighted annual composite depreciation rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.6% for each of the years 2009, 2008 and 2007, respectively.  As part of the January 2010 rate ruling, the FPSC approved new depreciation rates which became effective January 1, 2010.  These new rates are expected to decrease depreciation expense.  The January 2010 rate ruling also requires FPL to reduce depreciation expense over the next four years related to a depreciation reserve surplus totaling approximately $895 million.  NextEra Energy Resources' electric plants in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives.  NextEra Energy Resources' effective depreciation rates, excluding decommissioning, were 4.2%, 4.3% and 4.4% for 2009, 2008 and 2007, respectively.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units.  FPL Group and FPL consolidate the lessor entity, a variable interest entity.  See Note 9 - FPL.

NextEra Energy Resources' nuclear units have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel.  See Note 14 - Contracts.  NextEra Energy Resources' nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2009, 2008 and 2007, AFUDC was capitalized at a rate of 7.41%, 7.65% and 7.42%, respectively, and amounted to approximately $74 million, $53 million and $36 million, respectively.  See Note 14 - Commitments.

FPL's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, AFUDC and other costs directly associated with the construction of various projects.  Upon completion of the projects, these costs are transferred to electric utility plant in service.  At December 31, 2009, 2008 and 2007, FPL recorded approximately $295 million, $194 million and $188 million, respectively, of construction-related accruals, which are included in other current liabilities, and approximately $123 million, $121 million and $107 million, respectively, of construction-related accounts payable, which are included in accounts payable on FPL Group's and FPL's consolidated balance sheets.  Capitalized costs associated with construction activities are charged to O&M expenses when recoverability is no longer probable.  See Regulation above for information on recovery of costs associated with new nuclear capacity and solar generating facilities.

NextEra Energy Resources capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights.  At December 31, 2009 and 2008, NextEra Energy Resources' capitalized development costs totaled approximately $56 million and $40 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets.  These costs include land rights and other third-party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when recoverability is no longer probable.

NextEra Energy Resources' construction work in progress includes construction materials, prepayments on turbine generators and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of the project.  Interest capitalized on construction projects amounted to $85 million, $55 million and $39 million during 2009, 2008 and 2007, respectively.  NextEra Energy Resources' interest expense is based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric utility plant in service and other property.  At December 31, 2009, 2008 and 2007, NextEra Energy Resources recorded approximately $175 million, $74 million and $106 million, respectively, of construction-related accruals, which are included in other current liabilities, and approximately $90 million, $59 million and $102 million, respectively, of construction-related accounts payable which are included in accounts payable on FPL Group's consolidated balance sheets.

Asset Retirement Obligations - FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO.  See Note 13.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - The components of FPL Group's and FPL's decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil Dismantlement				Interim Removal Costs and Other				NextEra Energy Resources		FPL Group
	December 31,				December 31,				December 31,				December 31,		December 31,
	2009		2008		2009		2008		2009		2008		2009	2008	2009	2008
	(millions)

AROs	$1,807		$1,713		$23		$26		$3		$4		$585	$540	$2,418	$2,283
Less capitalized ARO asset net of accumulated depreciation	50		52		5		8		-		1		-	-	55	61
Accrued asset removal costs (a)	196		176		318		306		1,737		1,660		-	-	2,251	2,142
Asset retirement obligation regulatory expense difference (a)	644		495		28		25		(1)		-		-	-	671	520
Accrued decommissioning, dismantlement and other accrued asset removal costs	$2,597	(b)	$2,332	(b)	$364	(b)	$349	(b)	$1,739	(b)	$1,663	(b)	$585	$540	$5,285	$4,884
——————————
(a)	Regulatory liability on FPL Group's and FPL's consolidated balance sheets.
(b)	Represents total amount accrued for ratemaking purposes.

FPL - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear and fossil plants over the expected service life of each unit based on nuclear decommissioning and fossil dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  In 2005, FPL suspended its annual decommissioning accrual as approved by the FPSC.  For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with accounting guidance that requires a liability for the fair value of an ARO be recognized in the period in which it is incurred.  Any differences between expense recognized for financial reporting purposes and the amount recoverable through rates are reported as a regulatory liability in accordance with regulatory accounting.  See Electric Plant, Depreciation and Amortization, Asset Retirement Obligations and Note 13.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2005.  These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be approximately $10.9 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2009 dollars, is estimated by the studies to aggregate $2.4 billion.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on FPL Group's and FPL's consolidated balance sheets.  Consistent with regulatory treatment, marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.  See Note 5.  Contributions to the funds were suspended in 2005.  Fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income/loss and an offset is recorded to reflect a corresponding increase/decrease in the related regulatory liability accounts.  As a result, there is no effect on net income.  During 2009, 2008 and 2007, fund earnings on decommissioning funds were approximately $81 million, $63 million and $81 million, respectively.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil fuel plant dismantlement studies are performed at least every four years and are submitted to the FPSC for approval.  FPL's latest fossil fuel plant dismantlement studies became effective January 1, 2010 and resulted in an increase in the annual expense from $15 million to $19 million.  The studies indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $894 million, or $467 million expressed in 2009 dollars.  During both 2009 and 2008, with respect to costs associated with fossil dismantlement, FPL recognized approximately $2 million related to ARO accretion expense and depreciation of the capitalized ARO asset and approximately $13 million related to the non-legal obligation included in accrued asset removal costs, which equaled the $15 million accrual approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2007, with respect to costs associated with fossil dismantlement, FPL recognized approximately $2 million related to ARO accretion expense and depreciation of the capitalized ARO asset, approximately $14 million related to the non-legal obligation included in accrued asset removal costs and approximately $1 million credit to adjust the total accrual to the $15 million approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).

NextEra Energy Resources - NextEra Energy Resources records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with accounting guidance that requires a liability for the fair value of an ARO be recognized in the period in which it is incurred.  See Note 13.  At December 31, 2009 and 2008, NextEra Energy Resources' ARO related to nuclear decommissioning totaled approximately $518 million and $487 million, respectively, and was determined using various internal and external data.  NextEra Energy Resources' portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage, is estimated to be approximately $6.6 billion, or $1.6 billion expressed in 2009 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.

Seabrook's decommissioning funding plan is based on a comprehensive nuclear decommissioning study filed with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 2007 and is effective for four years.  There are ongoing minimum decommissioning funding requirements for Duane Arnold and Point Beach with the NRC, which NextEra Energy Resources either meets or intends to meet in the form of a guarantee for each plant.  NextEra Energy Resources' portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on FPL Group's consolidated balance sheets.  Marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value.  Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as an expense in FPL Group's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  See Note 5.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs - FPL uses the accrue-in-advance method for recognizing costs associated with planned major nuclear maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability.  FPL expenses costs associated with planned fossil maintenance as incurred.  NextEra Energy Resources uses the deferral method to account for certain planned major maintenance costs.

FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for nuclear maintenance costs at December 31, 2009 and 2008 totaled approximately $47 million and $58 million, respectively, and is included in regulatory liabilities - other.  For the years ended December 31, 2009, 2008 and 2007, FPL recognized approximately $84 million, $75 million and $77 million, respectively, in nuclear maintenance costs which are included in O&M expenses in FPL Group's and FPL's consolidated statements of income.

NextEra Energy Resources' major maintenance costs for its nuclear generating units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.  NextEra Energy Resources' capitalized major maintenance costs, net of accumulated amortization, totaled approximately $106 million and $81 million at December 31, 2009 and 2008, respectively, and are included in other assets.  For the years ended December 31, 2009, 2008 and 2007, NextEra Energy Resources recognized approximately $73 million, $57 million and $43 million in major maintenance costs which are included in O&M expenses in FPL Group's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2009 and 2008, FPL Group had approximately $134 million ($33 million for FPL) and $140 million ($40 million for FPL), respectively, of restricted cash included in other current assets on FPL Group's and FPL's consolidated balance sheets, essentially all of which is restricted for margin cash collateral and debt service payments.  Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments.  See Note 3.

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

Energy Trading - FPL Group provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at market value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 3.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill and Other Intangible Assets - FPL Group's goodwill and other intangible assets are as follows:

	Weighted Average Useful Lives	December 31,
	(Years)	2009	2008
		(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		41	38
Total goodwill		$113	$110

Other intangible assets:
Purchase power agreements	18	$87	$70
Customer lists	8	28	28
Other, primarily land and transmission rights, permits and licenses	28	216	105
Total		331	203
Less accumulated amortization		78	65
Total other intangible assets - net		$253	$138

NextEra Energy Resources has recorded goodwill related to various acquisitions which were accounted for using the purchase method of accounting.  NextEra Energy Resources' other intangible assets are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2009, 2008 and 2007, amortization expense was approximately $14 million, $13 million and $12 million, respectively, and is expected to be approximately $14 million, $13 million, $12 million, $9 million and $6 million for 2010, 2011, 2012, 2013 and 2014, respectively.

NextEra Energy Resources' goodwill and other intangible assets are included in other assets on FPL Group's consolidated balance sheets.  Goodwill is assessed for impairment at least annually by applying a fair value-based test.  Other intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Stock-Based Compensation - FPL Group accounts for stock-based payment transactions based on grant-date fair value.  See Note 11 - Stock-Based Compensation.

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

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between FPL Group and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at the corporate level.  Included in other regulatory assets on FPL Group's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under accounting rules, as compared to regulatory accounting rules.  This amount totaled $137 million and $92 million at December 31, 2009 and 2008, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.  Investment tax credits (ITCs) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  At December 31, 2009 and 2008, deferred ITCs were approximately $8 million and $16 million, respectively, and are included in other regulatory liabilities on FPL Group's and FPL's consolidated balance sheets.  NextEra Energy Resources recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.  Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  FPL Group and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property.  For NextEra Energy Resources, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service.  For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  All tax positions taken by FPL Group in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold.  See Note 6.

Guarantees - FPL Group's and FPL's payment guarantees and related contracts provided to unconsolidated entities entered into after December 31, 2002, for which it or a subsidiary is the guarantor, are recorded at fair value.  See Note 14 - Commitments.

Variable Interest Entities (VIEs) - FPL Group and FPL assess the variable interests they hold to determine if those entities are VIEs.  See Note 9.  In 2009, new accounting guidance was issued which modifies the consolidation model in previous guidance and expands the required disclosures related to VIEs.  The new accounting guidance became effective on January 1, 2010.  FPL Group and FPL are currently evaluating the impact of the new accounting guidance.

2.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group allocates net periodic pension benefit income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  FPL Group allocates net periodic SERP benefit costs to its subsidiaries based upon actuarial calculations by participant.  The impact of this SERP component is included within pension benefits in the following tables, and was not material to FPL Group's financial statements for the years ended December 31, 2009, 2008 and 2007.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  FPL Group allocates other benefits net periodic benefit costs to its subsidiaries based upon the number of eligible employees at each subsidiary.

Implementation of New Accounting Provisions Regarding Benefit Plans - Effective December 31, 2006, FPL Group adopted new recognition and disclosure provisions regarding benefit plans which require recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders' equity in the year in which the changes occur.  In addition, effective December 31, 2008, the new provisions required FPL Group to measure plan assets and benefit obligations as of the fiscal year-end.  Prior to 2008, FPL Group used a measurement date of September 30.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, FPL Group elected to calculate the net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008 using the September 30, 2007 measurement date.  Upon adoption of the measurement date provisions, FPL Group recorded an adjustment to increase 2008 beginning retained earnings by approximately $13 million representing three-fifteenths of net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008.  Included in the adjustment to retained earnings is approximately $1 million related to the reduction in accumulated other comprehensive income (AOCI) and approximately $3 million related to the reduction in net regulatory liabilities.  Effective December 31, 2009, FPL Group adopted new accounting disclosure provisions which require expanded disclosure of plan assets and fair value measurement techniques.  See Note 4.

Since FPL Group is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing the new accounting provisions are reflected at FPL Group and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations related to the recognition provision that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in AOCI were classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment.  In addition, adjustments to AOCI as a result of implementing the measurement date provisions that were estimated to be allocable to FPL were recorded as an adjustment to the previously established regulatory assets and liabilities.

Plan Assets, Benefit Obligations and Funded Status - The changes in assets and benefit obligations of the plans and the plans' funded status are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(millions)

Change in plan assets:
Fair value of plan assets at January 1, 2009 and October 1, 2007, respectively	$2,503	$3,577	$29	$49
Actual return on plan assets	656	(873)	5	(15)
Employer contributions (a)	-	-	29	35
Transfers (b)	(29)	(54)	-	-
Participant contributions	-	-	7	8
Benefit payments (a)	(102)	(147)	(38)	(48)
Fair value of plan assets at December 31	$3,028	$2,503	$32	$29

Change in benefit obligation:
Obligation at January 1, 2009 and October 1, 2007, respectively	$1,604	$1,652	$367	$406
Service cost	51	67	5	7
Interest cost	109	127	24	31
Participant contributions	-	-	7	8
Plan amendments (c)	3	12	(1)	-
Actuarial losses (gains) - net	201	(107)	66	(37)
Benefit payments	(102)	(147)	(38)	(48)
Obligation at December 31 (d)	$1,866	$1,604	$430	$367

Funded status:
Prepaid (accrued) benefit cost at FPL Group at December 31	$1,162	$899	$(398)	$(338)
Prepaid (accrued) benefit cost at FPL at December 31	$1,009	$961	$(282)	$(286)
——————————
(a)
Employer contributions and benefits paid include only those amounts contributed directly to, or paid directly from, plan assets.  FPL's portion of contributions related to other benefits was $27 million and $32 million for the 2009 and 2008 plan years presented, respectively.

(b)
Primarily represents amounts that were transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group pursuant to the provisions of the Internal Revenue Code (IRC).

(c)	Primarily relates to union negotiated credits, IRC transfers and various SERP and other benefits amendments.
(d)
FPL Group's accumulated benefit obligation, which includes no assumption about future salary levels, for its pension plans at December 31, 2009 and 2008 was $1,804 million and $1,559 million, respectively.

FPL Group's and FPL's prepaid (accrued) benefit cost shown above are included in the consolidated balance sheets as follows:

	FPL Group				FPL
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
				(millions)

Prepaid benefit costs	$1,184	$914	$-	$-	$1,017	$968	$-	$-
Accrued benefit cost included in other current liabilities	(2)	(1)	(29)	(29)	(2)	(1)	(24)	(24)
Accrued benefit cost included in other liabilities	(20)	(14)	(369)	(309)	(6)	(6)	(258)	(262)
Prepaid (accrued) benefit cost at December 31	$1,162	$899	$(398)	$(338)	$1,009	$961	$(282)	$(286)

FPL Group's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:

	Pension Benefits			Other Benefits
	2009		2008	2009		2008
			(millions)
Components of AOCI:
Unrecognized prior service benefit (cost) (net of $2 and $1 tax benefit, respectively)	$(3)		$(1)	$-		$-
Unrecognized transition obligation (net of $1 and $1 tax benefit, respectively)	-		-	(1)		(1)
Unrecognized gain (loss) (net of $4 tax expense, $17 tax benefit, $6 tax benefit and none, respectively)	7		(27)	(6)		4
Total	$4	(a)	$(28)	(7	)(b)	$3
——————————
(a)	Less than $1 million of prior service benefits is expected to be reclassified into earnings within the next 12 months.
(b)	Less than $1 million of transition obligations is expected to be reclassified into earnings within the next 12 months.

FPL Group's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:

	Regulatory Assets (Liabilities) (Pension)			Regulatory Assets (SERP and Other)
	2009		2008	2009		2008
	(millions)

Unrecognized prior service cost	$10		$6	$2		$2
Unrecognized transition obligation	-		-	7		11
Unrecognized (gain) loss	(28)		113	45		(4)
Total	$(18	) (a)	$119	$54	(b)	$9
——————————
(a)	Approximately $2 million of prior service benefits will be reclassified into earnings within the next 12 months.
(b)	Approximately $2 million of transition obligations will be reclassified into earnings within the next 12 months.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	5.50%	6.90%	5.50%	6.90%
Salary increase	4.00%	4.00%	4.00%	4.00%

The projected 2010 trend assumption used to measure the expected cost of health care benefits covered by the plans for those under age 65 is 8.00% for medical and 8.50% for prescription drug benefits and for those age 65 and over is 7.50% for medical and 8.00% for prescription drug benefits.  These rates are assumed to decrease over the next 9 years for medical benefits and 11 years for prescription drug benefits to the ultimate trend rate of 5.50% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2018 for medical benefits and 2020 for prescription drug benefits.  Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $6 million and $5 million, respectively, at December 31, 2009.

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

With regard to its other benefits plan, FPL Group's policy is to fund claims as incurred during the year through FPL Group contributions, participant contributions and plan assets.  The other benefits plan's assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plan's fund has a strategic asset allocation that currently targets a mix of 60% equity investments and 40% fixed income investments.  The fund's investment strategy emphasizes traditional investments, diversified across the global equity and fixed income markets.  The fund's equity investments are comprised of assets classified as equity commingled vehicles.  Similarly, its fixed income investments are comprised of assets classified as debt security commingled vehicles.  These equity and debt commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

The fair value measurements of FPL Group's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)

Equity	$424	$-	$-	$424
Equity commingled vehicles (a)	-	941	-	941
U.S. Government and municipal bonds	77	30	-	107
Corporate debt securities (b)	-	399	-	399
Mortgage-backed securities	-	361	-	361
Debt security commingled vehicles (c)	-	503	-	503
Convertible bonds	-	293	-	293
Total	$501	$2,527	$-	$3,028
————————————
(a)	Includes foreign investments of $499 million.
(b)	Includes foreign investments of $45 million.
(c)	Includes foreign investments of $56 million and $53 million of short-term commingled vehicles.

The fair value measurements of FPL Group's other benefits plan assets at December 31, 2009 were approximately $19 million of equity commingled vehicles ($4 million of which were foreign investments) and $13 million of debt security commingled vehicles; all of which were Level 2.

Expected Cash Flows - FPL Group anticipates paying approximately $29 million for eligible retiree medical expenses on behalf of the other benefits plan during 2010 with substantially all amounts being reimbursed through a transfer of assets from the qualified pension plan.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:

	Pension Benefits	Other Benefits
	(millions)

2010	$155	$35
2011	$161	$35
2012	$165	$34
2013	$162	$32
2014	$159	$31
2015 - 2019	$801	$161

Net Periodic Cost - The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
			(millions)

Service cost	$51	$54	$50	$5	$5	$5
Interest cost	109	102	94	24	25	24
Expected return on plan assets	(239)	(240)	(221)	(3)	(3)	(3)
Amortization of transition obligation	-	-	-	4	4	4
Amortization of prior service benefit	(3)	(4)	(4)	-	-	-
Amortization of gains	(23)	(29)	(18)	-	-	-
Net periodic benefit (income) cost at FPL Group	$(105)	$(117)	$(99)	$30	$31	$30
Net periodic benefit (income) cost at FPL	$(73)	$(84)	$(76)	$23	$24	$25

Other Comprehensive Income - The components of net periodic benefit income (cost) recognized in OCI for the plans are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
		(millions)

Prior service cost (net of $1 tax benefit for 2008)	$(1)	$(2)	$-	$-
Net gains (losses) (net of $24 tax expense, $102 tax benefit, $7 tax benefit and $2 tax expense, respectively)	38	(162)	(10)	2
Transition obligation	-	-	(1)	-
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of net gains (net of $3 and $3 tax benefit, respectively)	(4)	(5)	-	-
Amortization of transition obligation	-	-	1	1
Total	$32	$(170)	$(10)	$3

Regulatory Assets (Liabilities) - The components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (SERP and Other)
	2009	2008	2009	2008
	(millions)

Prior service cost	$2	$9	$-	$-
Unrecognized (gains) losses	(159)	801	51	(14)
Transition obligation	-	-	(2)	-
Amortization of prior service benefit	3	3	-	-
Amortization of gains	16	21	-	-
Amortization of transition obligation	-	-	(3)	(3)
Total	$(138)	$834	$46	$(17)

The weighted-average assumptions used to determine net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.90%	6.25%	5.85%	6.90%	6.35%	5.90%
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return (a)	7.75%	7.75%	7.75%	8.00%	8.00%	8.00%
——————————
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

Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the total service and interest cost recognized at December 31, 2009 by less than $1 million.

Employee Contribution Plans - FPL Group offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  FPL Group makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $38 million, $37 million and $35 million for FPL Group ($28 million, $28 million and $27 million for FPL) for the years ended December 31, 2009, 2008 and 2007, respectively.  See Note 11 - Employee Stock Ownership Plan.

3.  Derivative Instruments

FPL Group and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt.

With respect to commodities related to FPL Group's competitive energy business, NextEra Energy Resources employs rigorous risk management procedures in order to optimize the value of its power generation assets, provide full energy and capacity requirements services primarily to distribution utilities, and engage in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the over the counter markets, depending on the most favorable credit and market execution factors.  For NextEra Energy Resources' power generation assets, derivative instruments are used to hedge the commodity price risk associated with the fuel inputs for requirements of the assets, where applicable, as well as to hedge the expected energy output of these assets for the portion of the output that is not covered by long term power purchase agreements (PPA).  These hedges protect NextEra Energy Resources against adverse changes in the wholesale forward commodity markets associated with its generation assets.  With regard to full energy and capacity requirements services, NextEra Energy Resources is required to vary the quantity of energy and related services based on the load demands of the customer served by the distribution utility.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and protect against unfavorable changes in the forward energy markets.  Additionally, NextEra Energy Resources takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions.  NextEra Energy Resources uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

Derivative instruments, when required to be marked to market, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate.

While most of NextEra Energy Resources' derivative transactions are entered into for the purpose of managing commodity price risk, and to reduce the impact of volatility in interest rates stemming from changes in variable interest rates on outstanding debt, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis for commodity contracts, and nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item, for interest rate swaps.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  At December 31, 2009, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, interest rate cash flow hedges with expiration dates through May 2024 and a foreign currency cash flow hedge that expires in December 2011.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 7.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period, and amounted to approximately $29 million, $25 million and $3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In January 2010, FPL Group discontinued hedge accounting for its cash flow hedges related to energy contract derivative instruments.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the consolidated balance sheets as follows:

	FPL Group		FPL
	December 31,		December 31,
	2009	2008	2009		2008
	(millions)

Current derivative assets (a)	$357	$433	$10	(b)	$4	(b)
Noncurrent other assets (c)	329	212	4		2
Current derivative liabilities (d)	(221)	(1,300)	(77)		(1,114)
Noncurrent derivative liabilities (e)	(170)	(218)	(1	)(f)	(1	)(f)
Total mark-to-market derivative instrument liabilities	$295	$(873)	$(64)		$(1,109)
——————————
(a)	At December 31, 2009 and 2008, FPL Group's balances reflect the netting of $4 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties.
(b)	Included in current other assets on FPL's consolidated balance sheets.
(c)	At December 31, 2009, FPL Group's balance reflects the netting of $1 million (none at FPL), in margin cash collateral received from counterparties.
(d)	At December 31, 2009 and 2008, FPL Group's balances reflect the netting of $75 million and $33 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(e)	At December 31, 2008, FPL Group's balance reflects the netting of $25 million (none at FPL), in margin cash collateral provided to counterparties.
(f)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

At December 31, 2009 and 2008, FPL Group had approximately $18 million and $66 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the consolidated balance sheets.  Additionally, at December 31, 2009 and 2008, FPL Group had approximately $95 million and $98 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the consolidated balance sheets.

As discussed above, FPL Group uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents FPL Group's and FPL's net derivative positions at December 31, 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of FPL Group's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	December 31, 2009
	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$54	$1
Current derivative liabilities	45	4
Noncurrent other assets	44	2
Noncurrent derivative liabilities	8	13
Interest rate swaps:
Current derivative liabilities	-	51
Noncurrent other assets	61	-
Noncurrent derivative liabilities	-	27
Foreign currency swap:
Noncurrent other assets	5	-
Total	$217	$98

Gains (losses) related to FPL Group's cash flow hedges are recorded on FPL Group's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains recognized in OCI	$197		$28		$3		$228
Gains (losses) reclassified from AOCI	$164	(a)	$(39	)(b)	$4	(c)	$129
Gains recognized in income (d)	$29	(a)	$-		$-		$29
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	$1 million loss is included in interest expense, and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.

For the year ended December 31, 2009, FPL Group recorded a loss of $6 million on a fair value hedge which is reflected in interest expense in the consolidated statements of income and resulted in a corresponding reduction of the related debt.

The fair values of FPL Group's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	December 31, 2009
	FPL Group		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$611	$303	$11	(a)	$1	(a)
Current derivative liabilities	1,002	1,288	18		95
Noncurrent other assets	921	699	4		-
Noncurrent derivative liabilities	128	260	-		1	(b)
Foreign currency swap:
Noncurrent derivative liabilities	-	6	-		-
Total	$2,662	$2,556	$33		$97
——————————
(a)	Included in current other assets on FPL's consolidated balance sheets.
(b)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

Gains (losses) related to FPL Group's derivatives not designated as hedging instruments are recorded on FPL Group's consolidated statements of income (none at FPL) as follows:

	Year Ended December 31, 2009
	(millions)
Commodity contracts:
Operating revenues	$279	(a)
Fuel, purchased power and interchange	28
Foreign currency swap:
Other - net	(3)
Total	$304
——————————
(a)	In addition, for the year ended December 31, 2009, FPL recorded approximately $688 million of losses related to commodity contracts as regulatory assets on its consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in FPL Group's and FPL's consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variable priced agreements.  The table does not present a complete picture of FPL Group's and FPL's overall net economic exposure because FPL Group and FPL do not use derivative instruments to hedge all of their commodity exposures.  At December 31, 2009, FPL Group and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	FPL Group		FPL
	(millions)

Power	(23)	mwh(a)	-	mwh(a)
Natural gas	790	mmbtu(b)	794	mmbtu(b)
Oil	1	barrels	1	barrels
——————————
(a)	Megawatt-hours
(b)	One million British thermal units

At December 31, 2009, FPL Group had fifteen interest rate swaps with a notional amount totaling approximately $2.3 billion and two foreign currency swaps with a notional amount totaling approximately $290 million.

Certain of FPL Group's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross default and material adverse change triggers.  At December 31, 2009, the aggregate fair value of FPL Group's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.0 billion ($0.1 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, FPL Group or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL Group Capital's or FPL's credit ratings were downgraded to BBB+/Baa1 (a two level downgrade for FPL and a one level downgrade for FPL Group Capital from the current lowest rating), FPL Group would be required to post collateral such that the total posted collateral would be approximately $50 million (none at FPL).  If FPL Group Capital's and FPL's credit ratings were downgraded to below investment grade, FPL Group would be required to post additional collateral such that the total posted collateral would be approximately $1.4 billion ($0.6 billion at FPL).  Some contracts at FPL Group, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, FPL Group could be required to post additional collateral of up to approximately $500 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At December 31, 2009, FPL Group had posted approximately $75 million (none at FPL) in the form of letters of credit in the normal course of business which could be applied toward the collateral requirements described above.  FPL and FPL Group Capital have bank revolving lines of credit in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving lines of credit, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, FPL Group and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

4.  Fair Value Measurements

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

FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group - equity securities	$-	$79		$-	$-	$79
FPL - equity securities	$-	$43		$-	$-	$43
Special use funds:
FPL Group:
Equity securities	$657	$1,048	(b)	$-	$-	$1,705
U.S. Government and municipal bonds	$275	$299		$-	$-	$574
Corporate debt securities	$-	$452		$-	$-	$452
Mortgage-backed securities	$-	$618		$-	$-	$618
Other debt securities	$-	$41		$-	$-	$41
FPL:
Equity securities	$104	$920	(b)	$-	$-	$1,024
U.S. Government and municipal bonds	$230	$278		$-	$-	$508
Corporate debt securities	$-	$346		$-	$-	$346
Mortgage-backed securities	$-	$503		$-	$-	$503
Other debt securities	$-	$27		$-	$-	$27
Other investments:
FPL Group:
Equity securities	$3	$4		$-	$-	$7
U.S. Government and municipal bonds	$-	$38		$-	$-	$38
Corporate debt securities	$-	$35		$-	$-	$35
Mortgage-backed securities	$-	$31		$-	$-	$31
Other	$4	$-		$-	$-	$4
Derivatives:
FPL Group	$988	$1,089		$801	$(2,192)	$686	(c)
FPL	$-	$20		$13	$(19)	$14	(c)
Liabilities:
Derivatives:
FPL Group	$1,110	$1,106		$437	$(2,262)	$391	(c)
FPL	$-	$95		$2	$(19)	$78	(c)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At FPL Group, approximately $918 million ($836 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.

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

(c)	See Note 3 for a reconciliation of net derivatives to FPL Group's and FPL's consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Year Ended December 31,
	2009		2008
	FPL Group	FPL	FPL Group	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$404	$(1)	$(127)	$(10)
Realized and unrealized gains (losses):
Included in earnings (a)	555	-	196	(1)
Included in regulatory assets and liabilities	7	7	5	5
Settlements and net option premiums	(521)	6	152	4
Net transfers in/out	(81)	(1)	178	1
Fair value of net derivatives based on significant unobservable inputs at December 31	$364	$11	$404	$(1)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date (a)	$270	$-	$410	$(1)
——————————
(a)	Essentially all realized and unrealized gains (losses) are reflected in operating revenues in the consolidated statements of income.

5.  Financial Instruments

FPL Group and FPL adopted new accounting and disclosure provisions related to other than temporary impairments and the fair value of financial instruments beginning April 1, 2009.  Under the new accounting provisions, an investment in a debt security is required to be assessed for an other than temporary impairment based on whether the entity has an intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized cost basis.  Additionally, if the entity does not expect to recover the amortized cost of a debt security, an impairment is recognized in earnings equal to the estimated credit loss.  For debt securities held as of April 1, 2009 for which an other than temporary impairment had been previously recognized but for which assessment under the new accounting provisions indicates the impairment is temporary, FPL Group recorded an adjustment to increase April 1, 2009 retained earnings by approximately $5 million with a corresponding reduction in AOCI.

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At both December 31, 2009 and 2008, other investments of FPL Group, not included in the table below, included financial instruments of approximately $39 million, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.  See Note 10.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31, 2009				December 31, 2008
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
FPL Group:
Special use funds	$3,390	(a)	$3,390	(b)	$2,947	$2,947	(b)
Other investments:
Notes receivable	$534		$556	(c)	$534	$524	(c)
Debt securities	$104	(d)	$104	(b)	$105 (d)	$105	(b)
Equity securities	$45		$105	(e)	$27	$43	(e)
Long-term debt, including current maturities	$16,869		$17,256	(f)	$15,221	$15,152	(f)
Interest rate swaps - net unrealized losses	$(17)		$(17	)(g)	$(78)	$(78	)(g)
Foreign currency swaps - net unrealized losses	$(1)		$(1	)(g)	$(4)	$(4	)(g)

FPL:
Special use funds	$2,408	(a)	$2,408	(b)	$2,158	$2,158	(b)
Long-term debt, including current maturities	$5,836		$6,055	(f)	$5,574	$5,652	(f)
——————————
(a)
See Note 4 for classification by major security type.  The amortized cost of debt and equity securities is $1,638 million and $1,396 million, respectively ($1,344 million and $873 million, respectively, for FPL).

(b)	Based on quoted market prices for these or similar issues.
(c)
Classified as held to maturity.  Based on market prices provided by external sources.  Additionally, notes receivable bear interest at variable rates based on an underlying index plus a margin and mature from 2014 to 2029.

(d)	Classified as trading securities. In 2008, approximately $8 million of current maturities are included in other current assets in FPL Group's consolidated balance sheet.
(e)	Modeled internally.
(f)	Based on market prices provided by external sources.
(g)	Modeled internally based on market values.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $123 million and FPL Group's and FPL's nuclear decommissioning fund assets of $3,267 million and $2,285 million, respectively, at December 31, 2009.  Securities held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value based on quoted market prices.  For FPL's special use funds, consistent with regulatory treatment, market adjustments, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For FPL Group's non-rate regulated operations, market adjustments result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as a loss in FPL Group's consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2009 of approximately seven years at both FPL Group and FPL.  FPL's storm fund primarily consists of municipal debt securities with a weighted-average maturity at December 31, 2009 of approximately three years.  The cost of securities sold is determined using the specific identification method.

The approximate realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	FPL Group			FPL
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
	(millions)

Realized gains	$108	$50	$59	$48	$38	$52
Realized losses	$30	$54	$40	$25	$50	$37
Proceeds from sale of securities	$4,592	$2,235	$2,349	$3,270	$1,454	$1,978

The unrealized gains on available for sale securities are as follows:

	FPL Group		FPL
	December 31,		December 31,
	2009	2008	2009	2008
		(millions)

Equity securities	$400	$103	$240	$95
Debt securities:
U.S. Government and municipal bonds	$14		$13
Corporate debt securities	21		16
Mortgage-backed securities	22		18
Other debt securities	1		1
Total debt securities	$58	$83	$48	$72

The total unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	December 31, 2009
	FPL Group (a)		FPL (a)
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(millions)

U.S. Government and municipal bonds	$6	$255	$5	$207
Corporate debt securities	$2	$104	$1	$84
Mortgage-backed securities	$4	$225	$3	$184
Other debt securities	$-	$10	$-	$8
——————————
(a)
FPL Group had 47 securities in an unrealized loss position for greater than twelve months, including 18 securities for FPL.  The total unrealized loss on these securities was approximately $3 million and the fair value was approximately $37 million for FPL Group, including approximately $2 million of unrealized losses with a fair value of approximately $25 million for FPL.  Consistent with regulatory treatment for FPL, marketable securities held in special use funds are classified as available for sale and are carried at market value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NextEra Energy Resources' nuclear plants are contained in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for NextEra Energy Resources' Seabrook nuclear plant, decommissioning fund contributions and withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of FPL Group and FPL and rules of the applicable regulatory authorities.  The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps - FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.

6.  Income Taxes

The components of income taxes are as follows:

	FPL Group			FPL
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007
	(millions)
Federal:
Current (a)	$(18)	$(132)	$(35)	$63	$117	$98
Deferred	298	557	356	350	274	302
Amortization of ITCs - FPL	(8)	(15)	(15)	(8)	(15)	(15)
Total federal	272	410	306	405	376	385
State:
Current (a)	77	29	16	57	34	22
Deferred	(22)	11	46	11	33	44
Total state	55	40	62	68	67	66
Total income taxes	$327	$450	$368	$473	$443	$451
——————————
(a)	Includes provision for unrecognized tax benefits.

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	FPL Group			FPL
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	1.9	1.3	2.4	3.4	3.5	3.4
Allowance for other funds used during construction	(1.0)	(0.6)	(0.6)	(1.5)	(1.1)	(0.8)
Amortization of ITCs - FPL	(0.4)	(0.7)	(0.9)	(0.6)	(1.2)	(1.2)
PTCs and ITCs - NextEra Energy Resources	(13.1)	(12.7)	(13.7)	-	-	-
Convertible ITCs - NextEra Energy Resources	(4.3)	-	-	-	-	-
Manufacturers' deduction	-	-	-	-	-	(0.1)
Amortization of deferred regulatory credit - income taxes	(0.3)	(0.2)	(0.2)	(0.5)	(0.3)	(0.3)
Other - net	(0.9)	(0.5)	(0.1)	0.5	-	(0.9)
Effective income tax rate	16.9%	21.6%	21.9%	36.3%	35.9%	35.1%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	FPL Group				FPL
	December 31,				December 31,
	2009		2008		2009	2008
	(millions)
Deferred tax liabilities:
Property-related	$6,968		$5,650		$4,202	$3,687
Investment-related	-		139		-	-
Pension	457		354		392	373
Regulatory asset - pension and other benefits	14		49		-	-
Deferred fuel costs	-		99		-	99
Storm reserve deficiency	279		312		279	312
Other	674		451		157	199
Total deferred tax liabilities	8,392		7,054		5,030	4,670

Deferred tax assets and valuation allowance:
Decommissioning reserves	379		297		313	297
Postretirement benefits	183		157		133	131
Net operating loss carryforwards	270	(a)	60		-	-
Tax credit carryforwards	1,364	(b)	899	(b)	-	-
ARO and accrued asset removal costs	896		874		811	776
Other	683		605		249	353
Valuation allowance (c)	(129)		(137)		-	-
Net deferred tax assets	3,646		2,755		1,506	1,557
Net accumulated deferred income taxes	$4,746		$4,299		$3,524	$3,113
——————————
(a)	Amount is presented net of $26 million of tax carryforwards that are available to offset FPL Group's liability for unrecognized tax benefits.
(b)	Amount is presented net of $58 million and $49 million, respectively, of tax carryforwards that are available to offset FPL Group's liability for unrecognized tax benefits.
(c)	Amount relates to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	FPL Group		FPL
	December 31,		December 31,
	2009	2008	2009	2008
		(millions)

Other current assets	$128	$-	$-	$-
Other current liabilities	14	68	15	8
Accumulated deferred income taxes	4,860	4,231	3,509	3,105
Net accumulated deferred income taxes	$4,746	$4,299	$3,524	$3,113

The components of FPL Group's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2009 are as follows:

	Amount		Expiration Dates
	(millions)

Net operating loss carryforwards:
Federal	$179	(a)	2025 - 2029
State	85		2010 - 2029
Foreign	6		2027 - 2029
Net operating loss carryforwards	$270

Tax credit carryforwards:
Federal	$1,203	(b)	2025 - 2029
State	161		2010 - 2028
Net tax credit carryforwards	$1,364
——————————
(a)	Amount is presented net of $26 million of tax carryforwards that are available to offset FPL Group's liability for unrecognized tax benefits.
(b)	Amount is presented net of $58 million of tax carryforwards that are available to offset FPL Group's liability for unrecognized tax benefits.

The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  Included in the liabilities for unrecognized tax benefits at December 31, 2009 is approximately $5 million at FPL Group ($1 million at FPL) that, if disallowed, could impact the annual effective income tax rate.

FPL Group recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment.  At December 31, 2009 and 2008, FPL Group accrued approximately $135 million and $111 million for net interest receivable ($38 million and $23 million for FPL), respectively.  For the years ended December 31, 2009 and 2008, FPL Group recorded $9 million and $10 million of interest, $13 million and $14 million of which was recognized as interest income in FPL Group's consolidated statements of income and $(4) million and $(4) million, respectively, in regulatory liabilities on FPL Group's and FPL's consolidated balance sheets.

A reconciliation of unrecognized tax benefits is as follows:

	FPL Group			FPL
	2009	2008	2007	2009	2008	2007
	(millions)

Balance at beginning of year	$249	$320	$316	$217	$281	$274
Additions based on tax positions related to the current year	24	14	71	24	13	71
Reductions based on tax positions related to the current year	-	(44)	-	-	(44)	-
Additions for tax positions of the prior years	26	91	13	26	89	13
Reductions for tax positions of the prior years	(20)	(40)	(80)	(20)	(30)	(77)
Reductions relating to settlements with taxing authorities	-	(92)	-	-	(92)	-
Balance at end of year	279	249	320	247	217	281
Tax carryforwards, deposits and other receivables	(239)	(219)	(249)	(192)	(176)	-
Balance at end of year, net	$40	$30	$71	$55	$41	$281

FPL Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida.  FPL Group and FPL are effectively no longer subject to U.S. federal, state and local examinations by taxing authorities for years before 2003.  FPL Group is planning to appeal an adverse court decision related to FPL Group's and FPL's method for deducting certain repairs related to years prior to 2000 and the denial of a refund claim related to ITCs.  FPL Group is planning to file refund claims with respect to its U.S. income tax returns for 2000 through 2002, primarily related to deductions for repairs and depreciation deductions attributable to an acquired power plant.  FPL Group is also disputing certain adjustments proposed by the Internal Revenue Service (IRS) to its U.S. income tax returns for 2003 through 2005.  These IRS proposed adjustments primarily relate to FPL Group's and FPL's method for certain deductions for repairs, casualty losses and capitalizing indirect service costs.  Additionally, income tax returns for 2006, 2007 and 2008 are under examination.  As such, the amount of unrecognized tax benefits and related interest accruals may change within the next twelve months; however, FPL Group and FPL do not expect these changes to have a significant impact on FPL Group's or FPL's financial statements.

7.  Comprehensive Income

The components of FPL Group's comprehensive income and accumulated other comprehensive income (loss) are as follows:

		Accumulated Other Comprehensive Income (Loss)
	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits		Other	Total	Comprehensive Income
	(millions)

Balances, December 31, 2006		$(25)	$98		$42	$115
Net income of FPL Group	$1,312						$1,312
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses (net of $37 tax benefit)		(55)	-		-	(55)	(55)
Reclassification from OCI to net income (net of $16 tax expense)		23	-		-	23	23
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $13 tax benefit)		(19)	-		-	(19)	(19)
Reclassification from OCI to net income (net of $2 tax benefit)		(5)	-		-	(5)	(5)
Net unrealized gains on available for sale securities (net of $8 tax expense)		-	-		12	12	12
Defined benefit pension and other benefit plans (net of $28 tax expense)		-	45		-	45	45
Balances, December 31, 2007		(81)	143		54	116	$1,313
Net income of FPL Group	$1,639						$1,639
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (net of $31 tax expense)		45	-		-	45	45
Reclassification from OCI to net income (net of $62 tax expense)		84	-		-	84	84
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $31 tax benefit)		(49)	-		-	(49)	(49)
Reclassification from OCI to net income (net of $4 tax expense)		6	-		-	6	6
Net unrealized losses on available for sale securities (net of $30 tax benefit)		-	-		(46)	(46)	(46)
Reclassification from AOCI to retained earnings		-	-		(1)	(1)	-
Defined benefit pension and other benefit plans (net of $104 tax benefit)		-	(168)		-	(168)	(167)
Balances, December 31, 2008		5	(25)		7	(13)	$1,512
Net income of FPL Group	$1,615						$1,615
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (net of $78 tax expense)		118	-		-	118	118
Reclassification from OCI to net income (net of $63 tax benefit) (a)		(98)	-		-	(98)	(98)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (net of $10 tax expense)		17	-		-	17	17
Reclassification from OCI to net income (net of $15 tax expense)		25	-		-	25	25
Net unrealized gains (losses) on foreign currency cash flow hedge:
Effective portion of net unrealized gains (net of $2 tax expense)		2	-		-	2	2
Reclassification from AOCI to net income (net of $2 tax benefit)		(2)	-		-	(2)	(2)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $77 tax expense)		-	-		119	119	119
Reclassification from OCI to net income (net of $17 tax benefit)		-	-		(27)	(27)	(27)
Reclassification from AOCI to retained earnings		-	-		(5)	(5)	-
Defined benefit pension and other benefit plans (net of $14 tax expense)		-	22		-	22	22
Net unrealized gains on foreign currency translation (net of $5 tax expense)		-	-		11	11	11
Balances, December 31, 2009		$67 (b)	$(3	)(c)	$105	$169	$1,802
——————————
(a)
Includes amounts reclassified into earnings due to discontinuance of cash flow hedges of approximately $3 million (net of $2 million tax benefit) for which the hedged transactions are no longer probable of occurring.

(b)
Approximately $39 million of gains is expected to be reclassified into earnings within the next 12 months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.

(c)	Less than $1 million of prior service benefits and less than $1 million of transition obligations is expected to be reclassified into earnings within the next 12 months.

8.  Jointly-Owned Electric Plants

Certain FPL Group subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  FPL and NextEra Energy Resources are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and statement of income captions.  FPL Group's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange, O&M expenses, depreciation and amortization expense and taxes other than income taxes and other on FPL Group's and FPL's consolidated statements of income.

FPL Group's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2009
	Ownership Interest	Gross Investment (a)	Accumulated Depreciation (a)	Construction Work in Progress
		(millions)

FPL:
St. Lucie Unit No. 2	85%	$1,345	$672	$101
St. Johns River Power Park units and coal terminal	20%	$391	$218	$1
Scherer Unit No. 4	76%	$599	$405	$227
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$66	$11	$11
NextEra Energy Resources:
Duane Arnold	70%	$345	$48	$29
Seabrook	88.23%	$823	$122	$53
Wyman Station Unit No. 4	84.35%	$103	$36	$1
——————————
(a)	Excludes nuclear fuel.

9.  Variable Interest Entities

Accounting guidance requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would not consolidate VIEs in which it has a majority ownership interest when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets, excluding variable interests, change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  As of December 31, 2009, FPL Group has two VIEs which it consolidates.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE from which it leases nuclear fuel for its nuclear units.  FPL is considered the primary beneficiary of this VIE because in the case of default by the VIE on its debt, FPL would be required to purchase the VIE's nuclear fuel and because FPL guarantees the VIE's debt.  For ratemaking purposes, these leases are treated as operating leases.  For financial reporting, the cost of nuclear fuel is capitalized and amortized to fuel expense on a unit of production method except for the interest component, which is recorded as interest expense.  These charges, as well as a charge for spent nuclear fuel, are recovered through the fuel clause.  FPL makes quarterly payments to the lessor for the lease commitments.  The lessor has issued commercial paper to fund the procurement of nuclear fuel and FPL has provided a $600 million guarantee to support the commercial paper program.  Under certain lease termination circumstances, the associated debt, which consists primarily of commercial paper (approximately $425 million and $347 million at December 31, 2009 and 2008, respectively) would become due.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a net carrying value of approximately $389 million and $338 million at December 31, 2009 and 2008, respectively.

FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and an FPSC financing order.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  See Note 12.

In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  FPL, as the servicer, collects storm-recovery charges on behalf of the VIE through a surcharge to retail customers and remits them to the trustee under the indenture pursuant to which the storm-recovery bonds were issued for payment of fees and expenses and payment of principal and interest on the storm-recovery bonds.  The revenues from the storm-recovery bonds surcharge and a 2004 storm damage surcharge through which FPL had been recovering underrecovered 2004 storm restoration costs prior to the issuance of these storm-recovery bonds are included in operating revenues on FPL Group's and FPL's consolidated statements of income.  For the years ended December 31, 2009, 2008 and 2007, both the amount billed to retail customers related to the 2004 storm damage surcharge and/or the storm-recovery bonds surcharge amounted to approximately $91 million, $97 million and $94 million, respectively.  The VIE is consolidated for financial reporting purposes; however, the storm-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, FPL or any of its affiliates other than the VIE that issued the storm-recovery bonds.  The assets of the VIE that issued the storm-recovery bonds, including the storm-recovery property, are not available to pay creditors of FPL or any of its affiliates other than the VIE that issued the storm-recovery bonds.  The consolidated assets of the VIE were approximately $588 million and $628 million at December 31, 2009 and 2008, respectively, and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on FPL Group's and FPL's consolidated balance sheets.

In connection with this financing, the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax storm reserve deficiency as of May 31, 2007 (approximately $517 million) and provide for a storm and property insurance reserve fund of approximately $127 million net of tax.  Securities held in the storm and property insurance reserve fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve.  Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  The storm and property insurance reserve fund is included in special use funds on FPL Group's and FPL's consolidated balance sheets and was approximately $123 million at both December 31, 2009 and 2008, respectively.  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs on FPL Group's and FPL's consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized, the amount of which is included in storm cost amortization on FPL Group's and FPL's consolidated statements of income.

The storm and property insurance reserve of approximately $200 million that was reestablished in the FPSC financing order is not reflected in FPL Group's and FPL's consolidated balance sheets as of December 31, 2009 or 2008 because the associated regulatory asset does not meet the specific recognition criteria under regulatory accounting guidance.  As a result, the storm and property insurance reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to storm cost amortization on FPL Group's and FPL's consolidated statements of income.  Although FPL Group's and FPL's consolidated balance sheets as of December 31, 2009 reflect a storm and property insurance reserve of approximately $23 million (included in regulatory liabilities - other on FPL Group's and FPL's consolidated balance sheets), FPL has the capacity to absorb up to approximately $198 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.

FPL identified one potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the project.  FPL entered into a PPA in 1990 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the project's electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the project’s variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2009, 2008 and 2007, FPL purchased 1,604,735 mwh, 1,725,798 mwh and 1,694,810 mwh, respectively, from the project at a total cost of approximately $173 million, $158 million and $153 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the potential VIE in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.

Additionally, FPL entered into a PPA in 1995 with a 330 mw coal-fired qualifying facility to purchase substantially all of the project's electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the project’s variability related to changes in the market price of coal through the energy payment.  After making exhaustive efforts, FPL determined that the project is a VIE, however, FPL was unable to obtain the information necessary to determine if FPL is the project’s primary beneficiary.  The PPA with the project contains no provisions which legally obligate the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices changes.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL’s customers through the fuel clause as approved by the FPSC.  During the years ended December 31, 2009, 2008 and 2007, FPL purchased 1,485,662 mwh, 2,317,345 mwh and 2,320,991 mwh, respectively, from the project at a total cost of approximately $205 million, $227 million and $220 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if FPL is the primary beneficiary.

FPL Group - In 2004, a trust created by FPL Group sold $300 million of 5 7/8% preferred trust securities to the public and $9 million of common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  FPL Group has fully and unconditionally guaranteed the preferred trust securities and the junior subordinated debentures.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust.  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its consolidated balance sheets.  The junior subordinated debentures are FPL Group's maximum exposure to loss.  See Note 12.

10.  Investments in Partnerships and Joint Ventures

NextEra Energy Resources - NextEra Energy Resources has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers.  At December 31, 2009 and 2008, NextEra Energy Resources' investment in partnerships and joint ventures totaled approximately $173 million and $189 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets.  NextEra Energy Resources' interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2009, the principal operating entities included in NextEra Energy Resources' investments in partnerships and joint ventures were Northeast Energy, LP, Luz Solar Partners Ltd., V, Mojave 16/17/18 LLC, Luz Solar Partners Ltd., III, and Luz Solar Partners Ltd., IV and in 2008 also included TPC Windfarms LLC.

Summarized combined information for these principal entities is as follows:

	2009	2008
	(millions)

Net income	$74	$145
Total assets	$716	$841
Total liabilities	$353	$435
Partners'/members' equity	$363	$407

NextEra Energy Resources' share of underlying equity in the principal entities	$179	$202
Difference between investment carrying amount and underlying equity in net assets (a)	(14)	(18)
NextEra Energy Resources' investment carrying amount for the principal entities	$165	$184
——————————
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of NextEra Energy Resources provide services to the partnerships and joint ventures, including operations and maintenance and business management services.  FPL Group's operating revenues for the years ended December 31, 2009, 2008 and 2007 include approximately $21 million, $21 million and $20 million, respectively, related to such services.  The net receivables at December 31, 2009 and 2008, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $29 million and $33 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $16 million and $24 million at December 31, 2009 and 2008, respectively, due from partnerships and joint ventures in which NextEra Energy Resources has an ownership interest.  Approximately $6 million of the notes receivable balance at December 31, 2009 mature in 2011 and bear interest at a fixed rate of 8.5%.  The remaining $10 million mature in 2014 and bear interest at a variable rate which averaged approximately 10.4% in 2009.  Approximately $11 million of the notes receivable balance at December 31, 2008 mature in 2011 and bear interest at a fixed rate of 8.5%.  The remaining $13 million mature in 2014 and bear interest at a variable rate which averaged approximately 13.4% in 2008.  Interest income related to notes receivable totaled approximately $2 million, $4 million and $4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in interest income in FPL Group's consolidated statements of income.  Interest receivable associated with these notes as of December 31, 2009 and 2008 was not material.

Sale of Differential Membership Interests - In December 2007, an indirect wholly-owned subsidiary of NextEra Energy Resources sold its Class B membership interests in a subsidiary that owns five wind facilities totaling 598 mw of wind generation for approximately $705 million.  In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including tax attributes, for a variable period.  Recognition of the proceeds from the sale of the differential membership interests was deferred and is recorded in other liabilities on FPL Group's consolidated balance sheets.  The deferred amount totaled $700 million and $706 million at December 31, 2009 and 2008, respectively, and is being recognized as an adjustment to taxes other than income taxes and other in FPL Group's consolidated statements of income as the members receive their portion of the economic attributes.  FPL Group continues to operate and manage the wind facilities, and consolidates the entity that owns the wind facilities.

11.  Common and Preferred Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is as follows:

	Years Ended December 31,
	2009	2008	2007
	(millions, except per share amounts)

Numerator - net income	$1,615	$1,639	$1,312
Denominator:
Weighted-average number of common shares outstanding - basic	404.4	400.1	397.7
Restricted stock, performance share awards, options, warrants and equity units (a)	2.8	2.6	2.9
Weighted-average number of common shares outstanding - assuming dilution	407.2	402.7	400.6

Earnings per share of common stock:
Basic	$3.99	$4.10	$3.30
Assuming dilution	$3.97	$4.07	$3.27
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

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.8 million, 0.5 million and 0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On January 1, 2009, FPL Group adopted accounting guidance which required companies to treat unvested stock-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities.  Therefore, these participating securities had to be included in the computation of earnings per share, pursuant to the two-class method described in the accounting guidance.  The effect of the retrospective application of the new accounting guidance was a reduction of less than $0.01 per share on FPL Group's earnings per share, assuming dilution, for the years ended December 31, 2008 and 2007.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock.  FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to FPL Group.  These restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

Employee Stock Ownership Plan - The employee retirement savings plans of FPL Group include a leveraged ESOP feature.  Shares of common stock held by the trust for the employee retirement savings plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by a subsidiary of FPL Group Capital.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with shares of common stock, at prevailing market prices, in an equivalent amount.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense of approximately $42 million, $40 million and $35 million in 2009, 2008 and 2007, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2009 was approximately $85 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group common stock at December 31, 2009 was approximately $308 million.

Stock-Based Compensation - FPL Group accounts for stock-based payment transactions based on grant-date fair value.  Net income for the years ended December 31, 2009, 2008 and 2007 includes approximately $51 million, $47 million and $39 million, respectively, of compensation costs and $20 million, $18 million and $15 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Compensation cost capitalized as part of the cost of an asset for the years ended December 31, 2009 and 2008 was approximately $3 million and $2 million, respectively.  No compensation cost was capitalized in the year ended December 31, 2007.  As of December 31, 2009, there were approximately $67 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.5 years.  For awards granted subsequent to December 31, 2005, compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  For awards granted prior to that date, compensation costs for awards with graded vesting are recognized using the graded vesting attribution method.

At December 31, 2009, approximately 26 million shares of common stock were authorized and approximately 13 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's amended and restated long-term incentive plan and non-employee directors stock plans.  FPL Group satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  FPL Group satisfies stock option exercises by issuing new shares of its common stock and generally grants most of its stock options in the first quarter of each year.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of FPL Group common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated based upon the closing market price of FPL Group common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up based on actual performance.

The activity in restricted stock and performance share awards for the year ended December 31, 2009 was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted Stock:
Nonvested balance, January 1, 2009	956,697	$57.51
Granted	586,695	$51.50
Vested	(345,695)	$53.50
Forfeited	(54,415)	$58.97
Nonvested balance, December 31, 2009	1,143,282	$55.55

Performance Share Awards:
Nonvested balance, January 1, 2009	1,044,486	$50.31
Granted	717,840	$42.66
Vested	(544,051)	$37.99
Forfeited	(60,932)	$53.24
Nonvested balance, December 31, 2009	1,157,343	$51.20

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2008 and 2007 was $62.66 and $61.08, respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2008 and 2007 was $51.48 and $45.04, respectively.

The total fair value of restricted stock and performance share awards vested was $46 million, $64 million and $51 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of FPL Group common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2009	2008	2007

Expected volatility (a)	19.02 - 20.23%	17.33%	16.60%
Expected dividends	3.35 - 3.71%	2.75%	2.54%
Expected term (years)	6 (b)	6 (c)	6 (c)
Risk-free rate	2.68 - 2.97%	3.24%	4.64%
——————————
(a)	Based on historical experience.
(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.
(c)	FPL Group used the "simplified" method to calculate the expected term.

Option activity for the year ended December 31, 2009 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, January 1, 2009	5,581,214	$33.71
Granted	521,314	$51.59
Exercised	(358,265)	$28.84
Forfeited	-	$-
Expired	(5,000)	$28.38
Balance, December 31, 2009	5,739,263	$35.65	4.0	$104

Exercisable, December 31, 2009	4,952,965	$32.50	4.3	$91

The weighted-average grant date fair value of options granted was $6.79, $9.90 and $10.96 per share for the years ended December 31, 2009, 2008 and 2007, respectively.  The total intrinsic value of stock options exercised was approximately $9 million, $17 million and $26 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash received from option exercises was approximately $10 million, $14 million and $23 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The tax benefits realized from options exercised were approximately $3 million, $6 million and $6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Continuous Offering of FPL Group Common Stock - In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  During 2009, FPL Group received gross proceeds through the sale and issuance of common stock under this agreement of approximately $160 million consisting of 2,890,000 shares at an average price of $55.53.

Preferred Stock - FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of preferred stock, no par value, none of which are outstanding.

12.  Debt

Long-term debt consists of the following:

	December 31,
	2009	2008
	(millions)
FPL:
First mortgage bonds:
Maturing 2013 through 2017 - 4.85% to 5.55%	$700	$925
Maturing 2033 through 2039 - 4.95% to 6.20%	3,940	3,440
Storm-recovery bonds - maturing 2013 through 2021 - 5.0440% to 5.2555% (a)	572	611
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020 through 2029 - variable, 0.2% and 1.3% weighted-average interest rates, respectively (b)	633	633
Other long-term debt - maturing 2011 through 2040 - 4.000% to 5.250%	24	-
Unamortized discount	(33)	(35)
Total long-term debt of FPL	5,836	5,574
Less current maturities of long-term debt	42	263
Long-term debt of FPL, excluding current maturities	5,794	5,311
FPL Group Capital:
Debentures - maturing 2011 through 2019 - 5.35% to 7 7/8%	1,850	1,975
Debentures - maturing 2011 through 2012 - variable, 0.9% and 2.8% weighted-average interest rate, respectively (c)	450	250
Debentures, related to FPL Group's equity units - maturing 2014 - 3.60%	350	-
Junior Subordinated Debentures - maturing 2044 through 2069 - 5 7/8% to 8.75%	2,353	2,009
Senior secured bonds - maturing 2030 - 7.500% (d)	500	-
Term loans - maturing 2010 through 2011 - variable, 1.0% and 1.5% weighted-average interest rate, respectively (c)	910	1,070
Japanese yen denominated term loan - maturing 2011 - variable, 3.3% and 3.7% weighted-average interest rate, respectively (c)	287	138
Fair value swap	14	21
Unamortized premium (discount)	(3)	1
Total long-term debt of FPL Group Capital	6,711	5,464
Less current maturities of long-term debt	200	835
Long-term debt of FPL Group Capital, excluding current maturities	6,511	4,629
NextEra Energy Resources:
Senior secured limited recourse bonds - maturing 2017 through 2024 - 5.608% to 7.52%	815	903
Senior secured limited recourse notes - maturing 2013 through 2037 - 6.31% to 7.59%	1,673	1,702
Other long-term debt - maturing 2010 through 2023 - primarily limited recourse and variable, 2.4% and 4.1% weighted-average interest rates, respectively (c)	1,833	1,449
Canadian dollar denominated term loan - variable, 2.3% (c)	-	128
Unamortized premium	1	-
Total long-term debt of NextEra Energy Resources	4,322	4,182
Less current maturities of long-term debt	327	289
Long-term debt of NextEra Energy Resources, excluding current maturities	3,995	3,893
Total long-term debt	$16,300	$13,833
—————————————
(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it began being paid semiannually and sequentially on February 1, 2008, when the first semiannual interest payment became due.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2009, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving lines of credit are available to support the purchase of tax exempt bonds.

(c)	Variable rate is based on an underlying index plus a margin. Interest rate swap agreements have been entered into for some of these debt issuances.
(d)	Collateralized by a third-party note receivable held by a wholly-owned subsidiary of FPL Group Capital. See Note 5.

Minimum annual maturities of long-term debt for FPL Group are approximately $569 million, $2,239 million, $627 million, $1,136 million and $676 million for 2010, 2011, 2012, 2013 and 2014, respectively.  The respective amounts for FPL are approximately $42 million, $46 million, $50 million, $453 million and $56 million.

At December 31, 2009, commercial paper borrowings had a weighted-average interest rate of 0.19% (0.19% for FPL), and at December 31, 2008, commercial paper and short-term borrowings had a weighted-average interest rate of 2.10% (0.92% for FPL).  Available lines of credit aggregated approximately $6.4 billion ($3.9 billion for FPL Group Capital and $2.5 billion for FPL) at December 31, 2009 and were available to support FPL's and FPL Group Capital's commercial paper programs.  These facilities provide for the issuance of letters of credit of up to approximately $6.4 billion.  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2009, letters of credit totaling $492 million and $3 million were outstanding under the FPL Group Capital and FPL credit facilities, respectively.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.

In 2008, FPL entered into a reclaimed water agreement with Palm Beach County, Florida (PBC) to provide FPL's WCEC with reclaimed water for cooling purposes beginning in January 2011.  Under the reclaimed water agreement, FPL is to construct a reclaimed water system, including modifications to an existing treatment plant and a water pipeline, that PBC will legally own and operate.  The reclaimed water agreement also requires PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system.  In 2009, PBC issued approximately $68 million principal amount of Palm Beach County, Florida Water and Sewer Revenue Bonds.  Under the reclaimed water agreement, FPL will pay PBC an operating fee for the reclaimed water delivered which will be used by PBC to, among other things, service the principal of, and interest on, the bonds.  The portion of the operating fee related to PBC's servicing principal of, and interest on, the bonds will be paid by FPL, beginning October 2011, until final maturity of the bonds.  FPL does not have a direct obligation to the bondholders; however, if FPL or PBC were to terminate the reclaimed water agreement, FPL would be obligated to continue to pay the portion of the operating fee intended to reimburse PBC for costs related to issuance of the bonds, including amounts to be used by PBC to service the principal of, and interest on, the bonds.  In the event of a default by PBC under the reclaimed water agreement, FPL would have certain rights, including, among other things, the right to appoint a third-party contractor to repair, and restore operations of, the reclaimed water treatment plant, and, in the event of a termination of the reclaimed water agreement by FPL relating to a PBC default, the right to assume ownership of the reclaimed water pipeline from PBC.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and FPL Group are recording electric utility plant in service and other property as costs are incurred and long-term debt as costs are eligible for reimbursement by PBC to FPL (see table above).

In 2009, FPL Group sold $350 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a purchase contract issued by FPL Group and, initially, a 1/20, or 5%, undivided beneficial ownership interest in $1,000 principal amount of a Series C Debenture due June 1, 2014 issued by FPL Group Capital (see table above).  Total annual distributions on the equity units will be at the rate of 8.375%, consisting of interest on the debentures (3.60% per year) and payments under the stock purchase contracts (4.775% per year).  The interest rate on the debentures is expected to be reset on or after December 1, 2011.  Each stock purchase contract will require the holder to purchase FPL Group common stock for cash, which can be satisfied from proceeds raised from remarketing the FPL Group Capital debentures, based on a price per share range of $55.67 to $66.80 (subject to adjustment under certain circumstances) no later than the settlement date of June 1, 2012.  The undivided beneficial ownership interest in the FPL Group Capital debenture that is a component of each Corporate Unit is pledged to FPL Group to secure the holder’s obligation to purchase common stock under the related purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the settlement date, and a holder has not notified FPL Group of its intention to settle the stock purchase contract with cash, FPL Group would exercise its rights as a secured party in the debentures to satisfy in full the holders’ obligations to purchase FPL Group common stock under the related purchase contracts on the settlement date.  The debentures are fully and unconditionally guaranteed by FPL Group.

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

In February 2010, FPL issued $500 million principal amount of 5.69% first mortgage bonds maturing in 2040.

13.  Asset Retirement Obligations

FPL's ARO relates primarily to the nuclear decommissioning obligation of its nuclear units.  FPL's AROs other than nuclear decommissioning are not significant.  The accounting provisions result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  NextEra Energy Resources' ARO relates primarily to the nuclear decommissioning obligation of its nuclear plants and obligations for the dismantlement of its wind facilities located on leased property.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlements of Plants and Other Accrued Asset Removal Costs.

A rollforward of FPL Group's and FPL's ARO is as follows:

	FPL	NextEra Energy Resources	FPL Group
		(millions)

Balance, December 31, 2007	$1,653	$504	$2,157
Liabilities incurred	-	6	6
Accretion expense	91	33	124
Liabilities settled	-	(2)	(2)
Revision in estimated cash flows - net	(1)	(1)	(2)
Balance, December 31, 2008	1,743	540	2,283
Liabilities incurred	-	4	4
Accretion expense	96	36	132
Revision in estimated cash flows - net	(6)	5	(1)
Balance, December 31, 2009	$1,833	$585	$2,418

Restricted funds for the payment of future expenditures to decommission FPL Group's and FPL's nuclear units included in special use funds on FPL Group's and FPL's consolidated balance sheets are as follows (see Note 5):

	FPL	NextEra Energy Resources	FPL Group
		(millions)

Balance, December 31, 2009	$2,285	$982	$3,267
Balance, December 31, 2008	$2,035	$789	$2,824

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

14.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer-specific requirements and maintain its fiber-optic network.

At December 31, 2009, estimated planned capital expenditures for 2010 through 2014 were estimated as follows:

	2010	2011	2012	2013	2014	Total
	(millions)
FPL:
Generation: (a)
New (b) (c)	$1,120	$985	$305	$5	$-	$2,415
Existing	530	490	390	320	330	2,060
Transmission and distribution	440	460	480	480	480	2,340
Nuclear fuel	105	200	175	250	205	935
General and other	260	270	270	260	130	1,190
Total (d)	$2,455	$2,405	$1,620	$1,315	$1,145	$8,940

NextEra Energy Resources:
Wind (e)	$1,895	$15	$15	$10	$5	$1,940
Nuclear (f)	560	325	315	255	235	1,690
Natural gas	75	75	70	50	20	290
Solar	195	440	485	95	-	1,215
Other	65	60	45	45	50	265
Total	$2,790	$915	$930	$455	$310	$5,400

FPL FiberNet	$30	$20	$20	$20	$20	$110
——————————
(a)	Includes AFUDC of approximately $47 million, $27 million and $4 million in 2010 to 2012, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $147 million, $390 million and $37 million in 2010 to 2012, respectively.

(d)
Excludes capital expenditures of approximately $685 million in 2010, $1,310 million in 2011, $2,505 million in 2012, $2,605 million in 2013 and $1,805 million in 2014 for the following: (1) construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit, (2) modernization of the Cape Canaveral and Riviera power plants and (3) other infrastructure projects.  See Note 1 - Revenue and Rates.

(e)
Includes capital expenditures for new wind projects that have been identified and related transmission.  NextEra Energy Resources expects to add new wind generation of approximately 1,000 mw in 2010 and 1,000 mw to 1,500 mw in each of 2011 and 2012, subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  The cost of the planned wind additions for 2011 and 2012 is estimated to be approximately $2.2 billion to $3.3 billion in each year, which is not included in the table above.

(f)	Includes nuclear fuel.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  Additionally, at December 31, 2009, subsidiaries of FPL Group, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees are equal to the terms of the related agreements/contracts, with remaining terms ranging from less than two years to nine years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2009 was approximately $54 million.  At December 31, 2009, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for amounts paid under the guarantees.  At December 31, 2009, the fair value of these guarantees was not material.

Contracts - In addition to the estimated planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2010, approximately 1,330 mw annually from mid-2010 to mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from March 2010 through 2032.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has one agreement with an electricity supplier to purchase approximately 155 mw of power with an expiration date of May 2012.  In general, the agreement requires FPL to make a capacity payment and supply the fuel consumed by the plant under the contract.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into several contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam generators and heat collection elements and related construction activities, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from March 2010 through 2022, approximately $2.1 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from March 2010 through 2033.

The required capacity and/or minimum payments under these contracts as of December 31, 2009 were estimated as follows:

	2010	2011	2012	2013	2014	Thereafter
FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$230	$215	$215	$215	$195	$365
Qualifying facilities (b)	$300	$270	$290	$270	$270	$2,900
Other electricity suppliers (b)	$10	$10	$5	$-	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$40	$-	$-	$-	$-	$-
Natural gas, including transportation and storage (c)	$2,405	$1,570	$550	$510	$505	$3,820
Oil	$-	$60	$-	$-	$-	$-
Coal (c)	$70	$25	$10	$-	$-	$-

NextEra Energy Resources (d)	$1,710	$220	$225	$80	$60	$795
——————————
(a)
Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $603 million, $584 million and $578 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(b)
Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $439 million, $510 million and $447 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(c)	Recoverable through the fuel clause.
(d)	Includes termination payments primarily associated with wind turbine contracts beyond 2010.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet started construction or, if started, have not yet completed construction.  These agreements range from 15 to 25 years in length and contain firm commitments by FPL totaling up to approximately $175 million annually or $4.3 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including completion of construction of the facilities in 2011.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.6 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, FPL Group is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

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

In February 2009, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues in this case have been closed by the FERC.  If FMPA is successful in its petition, any reduction in FPL's network service rates also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  FPL's position, which was approved by the FERC, was to reduce its current network service rates by $0.04 per kilowatt (kw) per month, which resulted in FPL issuing refunds of approximately $4 million to FMPA and $2 million to Seminole in March 2008.   FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which, if upheld, would result in an additional refund obligation to FMPA of approximately $27 million, and approximately $17 million to Seminole, at December 31, 2009.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of renewable energy credits each year and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The NextEra Energy Resources Affiliates filed their answer and counterclaim in 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contract.  In August 2008, the judge issued a final judgment pursuant to which the contract is not terminated and neither party will recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.

FPL Group and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  In addition to the legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  In the event that FPL Group and FPL, or their affiliates, do not prevail in the lawsuits described above or these other legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of the lawsuits described above or these other legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

15.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's operating revenues derived from the sale of electricity represented approximately 98%, 96% and 98% of FPL Group's operating revenues for the years ended December 31, 2009, 2008 and 2007.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2009, 2008 and 2007.  At December 31, 2009 and 2008, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:

	2009				2008				2007
	FPL	NextEra Energy Resources(a)	Corp. and Other	Total	FPL	NextEra Energy Resources(a)	Corp. and Other	Total	FPL	NextEra Energy Resources(a)	Corp. and Other	Total
					(millions)

Operating revenues	$11,491	$3,997	$155	$15,643	$11,649	$4,570	$191	$16,410	$11,622	$3,474	$167	$15,263
Operating expenses	$9,910	$2,984	$155	$13,049	$10,120	$3,275	$190	$13,585	$10,059	$2,753	$168	$12,980
Interest expense	$318	$354	$177	$849	$334	$311	$168	$813	$304	$312	$146	$762
Interest income	$1	$23	$54	$78	$11	$27	$34	$72	$17	$40	$32	$89
Depreciation and amortization	$1,097	$651	$17	$1,765	$860	$565	$17	$1,442	$846	$473	$16	$1,335
Equity in earnings of equity method investees	$-	$52	$-	$52	$-	$93	$-	$93	$-	$68	$-	$68
Income tax expense (benefit) (b)	$473	$(102)	$(44)	$327	$443	$80	$(73)	$450	$451	$(35)	$(48)	$368
Net income (loss)	$831	$849	$(65)	$1,615	$789	$915	$(65)	$1,639	$836	$540	$(64)	$1,312
Capital expenditures, independent power investments and nuclear fuel purchases	$2,717	$3,235	$54	$6,006	$2,367	$2,829	$40	$5,236	$2,007	$2,981	$31	$5,019
Property, plant and equipment	$30,982	$18,844	$343	$50,169	$28,972	$16,268	$288	$45,528	$27,251	$13,534	$255	$41,040
Accumulated depreciation and amortization	$10,578	$3,341	$172	$14,091	$10,189	$2,771	$157	$13,117	$10,081	$2,167	$140	$12,388
Total assets	$26,812	$20,136	$1,510	$48,458	$26,175	$17,157	$1,489	$44,821	$24,044	$14,505	$1,574	$40,123
Investment in equity method investees	$-	$173	$10	$183	$-	$189	$9	$198	$-	$216	$9	$225
————————————
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

(b)	NextEra Energy Resources' tax expense (benefit) includes PTCs that were recognized based on its tax sharing agreement with FPL Group. See Note 1 - Income Taxes.

16.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2009				Year Ended December 31, 2008				Year Ended December 31, 2007
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
	(millions)

Operating revenues	$-	$4,164	$11,479	$15,643	$-	$4,770	$11,640	$16,410	$-	$3,646	$11,617	$15,263
Operating expenses	-	(3,151)	(9,898)	(13,049)	-	(3,474)	(10,111)	(13,585)	-	(2,926)	(10,054)	(12,980)
Interest expense	(17)	(531)	(301)	(849)	(18)	(479)	(316)	(813)	(19)	(458)	(285)	(762)
Other income (deductions) - net	1,632	160	(1,595)	197	1,663	44	(1,630)	77	1,322	133	(1,296)	159
Income (loss) before income taxes	1,615	642	(315)	1,942	1,645	861	(417)	2,089	1,303	395	(18)	1,680
Income tax expense (benefit)	-	(145)	472	327	6	2	442	450	(9)	(75)	452	368
Net income (loss)	$1,615	$787	$(787)	$1,615	$1,639	$859	$(859)	$1,639	$1,312	$470	$(470)	$1,312
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2009				December 31, 2008
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$2	$19,185	$30,982	$50,169	$2	$16,554	$28,972	$45,528
Less accumulated depreciation and amortization	-	(3,513)	(10,578)	(14,091)	-	(2,928)	(10,189)	(13,117)
Total property, plant and equipment - net	2	15,672	20,404	36,078	2	13,626	18,783	32,411
CURRENT ASSETS
Cash and cash equivalents	-	156	82	238	-	414	121	535
Receivables	453	1,247	547	2,247	339	948	420	1,707
Other	4	1,258	590	1,852	19	1,016	2,115	3,150
Total current assets	457	2,661	1,219	4,337	358	2,378	2,656	5,392
OTHER ASSETS
Investment in subsidiaries	12,785	-	(12,785)	-	11,511	-	(11,511)	-
Other	557	3,257	4,229	8,043	251	2,695	4,072	7,018
Total other assets	13,342	3,257	(8,556)	8,043	11,762	2,695	(7,439)	7,018
TOTAL ASSETS	$13,801	$21,590	$13,067	$48,458	$12,122	$18,699	$14,000	$44,821

CAPITALIZATION
Common shareholders' equity	$12,967	$4,349	$(4,349)	$12,967	$11,681	$3,422	$(3,422)	$11,681
Long-term debt	-	10,506	5,794	16,300	-	8,522	5,311	13,833
Total capitalization	12,967	14,855	1,445	29,267	11,681	11,944	1,889	25,514
CURRENT LIABILITIES
Debt due within one year	-	1,729	860	2,589	-	2,217	1,036	3,253
Accounts payable	-	453	539	992	-	421	641	1,062
Other	417	1,170	1,281	2,868	265	887	2,222	3,374
Total current liabilities	417	3,352	2,680	6,449	265	3,525	3,899	7,689
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	585	1,833	2,418	-	539	1,744	2,283
Accumulated deferred income taxes	94	1,318	3,448	4,860	(78)	1,153	3,156	4,231
Regulatory liabilities	16	-	3,166	3,182	-	-	2,880	2,880
Other	307	1,480	495	2,282	254	1,538	432	2,224
Total other liabilities and deferred credits	417	3,383	8,942	12,742	176	3,230	8,212	11,618
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$13,801	$21,590	$13,067	$48,458	$12,122	$18,699	$14,000	$44,821
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2009				Year Ended December 31, 2008				Year Ended December 31, 2007
	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$591	$1,513	$2,359	$4,463	$766	$1,182	$1,455	$3,403	$1,031	$1,499	$1,063	$3,593

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power investments and nuclear fuel purchases	-	(3,289)	(2,717)	(6,006)	(12)	(2,857)	(2,367)	(5,236)	(12)	(3,000)	(2,007)	(5,019)
Capital contribution to FPL	-	-	-	-	(75)	-	75	-	-	-	-	-
Sale of independent power investments	-	15	-	15	-	25	-	25	-	700	-	700
Loan repayments and capital distributions from equity method investees	-	-	-	-	-	-	-	-	-	11	-	11
Funding of loan	-	-	-	-	-	(500)	-	(500)	-	-	-	-
Other - net	(7)	86	(23)	56	-	(25)	(72)	(97)	(405)	(58)	193	(270)
Net cash used in investing activities	(7)	(3,188)	(2,740)	(5,935)	(87)	(3,357)	(2,364)	(5,808)	(417)	(2,347)	(1,814)	(4,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	2,704	516	3,220	-	3,238	589	3,827	-	1,969	1,230	3,199
Retirements of long-term debt	-	(1,371)	(264)	(1,635)	-	(1,118)	(240)	(1,358)	-	(1,616)	(250)	(1,866)
Net change in short-term debt	-	110	44	154	-	917	(69)	848	-	(292)	212	(80)
Issuances of common stock	198	-	-	198	41	-	-	41	46	-	-	46
Dividends on common stock	(766)	-	-	(766)	(714)	-	-	(714)	(654)	-	-	(654)
Other - net	(16)	(26)	46	4	(6)	(675)	687	6	(6)	458	(442)	10
Net cash provided by (used in) financing activities	(584)	1,417	342	1,175	(679)	2,362	967	2,650	(614)	519	750	655

Net increase (decrease) in cash and cash equivalents	-	(258)	(39)	(297)	-	187	58	245	-	(329)	(1)	(330)
Cash and cash equivalents at beginning of year	-	414	121	535	-	227	63	290	-	556	64	620
Cash and cash equivalents at end of year	$-	$156	$82	$238	$-	$414	$121	$535	$-	$227	$63	$290
——————————
(a)	Represents FPL and consolidating adjustments.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31 (a)			June 30 (a)			September 30 (a)			December 31 (a)
	(millions, except per share amounts)
FPL GROUP:
2009
Operating revenues (b)	$3,705			$3,811			$4,473			$3,655
Operating income (b)	$583			$605			$849			$557
Net income (b)	$364			$370			$533			$349
Earnings per share (c)	$0.90			$0.92			$1.32			$0.86
Earnings per share - assuming dilution (c)	$0.90			$0.91			$1.31			$0.85
Dividends per share	$0.4725			$0.4725			$0.4725			$0.4725
High-low common stock sales prices	$53.99	-	41.48	$59.00	-	49.70	$60.61	-	53.13	$56.57	-	48.55

2008
Operating revenues (b)	$3,434			$3,585			$5,387			$4,003
Operating income (b)	$443			$313			$1,316			$752
Net income (b)	$249			$209			$774			$408
Earnings per share (c)	$0.62			$0.52			$1.93			$1.02
Earnings per share - assuming dilution (c)	$0.62			$0.52			$1.92			$1.01
Dividends per share	$0.445			$0.445			$0.445			$0.445
High-low common stock sales prices	$73.75	-	57.21	$68.98	-	62.75	$68.76	-	49.74	$51.87	-	33.81

FPL:
2009
Operating revenues (b)	$2,573			$2,864			$3,301			$2,753
Operating income (b)	$262			$396			$554			$369
Net income (b)	$127			$213			$306			$186

2008
Operating revenues (b)	$2,534			$2,871			$3,423			$2,820
Operating income (b)	$244			$416			$549			$320
Net income (b)	$108			$217			$314			$151
——————————
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Corporate Governance and Board Matters" and "Information About FPL Group and Management" in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of FPL Group.

FPL Group has adopted the FPL Group, Inc. Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the chief executive officer, the chief financial officer, the chief accounting officer and other senior financial officers.  The Senior Financial Executive Code is available in the Governance section of FPL Group’s internet website at www.fplgroup.com.  Any amendments to, or waivers of any provision of, the Senior Financial Executive Code which are required to be disclosed to shareholders under applicable SEC rules will be disclosed on the FPL Group website at the address listed above within the time period required under SEC rules from time to time.

Item 11.  Executive Compensation

The information required by this item will be included in FPL Group's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included in FPL Group's Proxy Statement under the heading "Information About FPL Group and Management" and is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

FPL Group's equity compensation plan information as of December 31, 2009 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,964,106	(a)	$35.65	(b)	5,085,492
Equity compensation plans not approved by security holders(c)	2,523		$27.11		-
Total	7,966,629		$35.65	(b)	5,085,492
——————————
(a)
Represents outstanding options, nonvested performance share awards (at maximum payout), deferred vested performance shares under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan and shares deferred by directors under the FPL Group, Inc. 2007 Non-Employee Directors Stock Plan and the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan at December 31, 2009.

(b)	Relates to outstanding options only.
(c)
Represents options granted by Gexa under its Amended and Restated 2004 Incentive Plan and pursuant to various individual grants, all of which were made prior to FPL Group’s acquisition of Gexa.  All such options were assumed by FPL Group in connection with the acquisition of Gexa and are fully vested and exercisable for shares of FPL Group common stock.  No further grants of stock options will be made under this plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2009 and 2008.  The amounts presented below reflect allocations from FPL Group for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2009	2008

Audit fees (a)	$2,706,000	$2,559,000
Audit-related fees (b)	252,000	39,000
Tax fees (c)	30,000	33,000
All other fees (d)	4,000	-
Total	$2,992,000	$2,631,000
——————————
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

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and FPL Group's consolidated financial statements and are not reported under audit fees.  These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, consultation on accounting standards and on transactions, agreed-upon procedures and examinations related to applications for government grants.

(c)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2009 and 2008, all tax fees paid related to tax compliance services.
(d)
All other fees consist of fees for products and services other than the services reported under the other named categories.  In 2009, these fees related to the use of data extraction software.  In 2008, there were no other fees incurred in this category.

In accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, FPL Group's Audit Committee's pre-approval policy for services provided by the independent auditor to FPL and the charter of the Audit Committee, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain employee benefit plans and trust funds where the fees are paid by the plan or the trust.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.  In 2009 and 2008, no services provided to FPL Group or FPL by Deloitte & Touche were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements

		Management's Report on Internal Control Over Financial Reporting	53
		Attestation Report of Independent Registered Public Accounting Firm	54
		Report of Independent Registered Public Accounting Firm	55
		FPL Group:
		Consolidated Statements of Income	56
		Consolidated Balance Sheets	57
		Consolidated Statements of Cash Flows	58
		Consolidated Statements of Common Shareholders' Equity	59

		FPL:
		Consolidated Statements of Income	60
		Consolidated Balance Sheets	61
		Consolidated Statements of Cash Flows	62
		Consolidated Statements of Common Shareholder's Equity	63
		Notes to Consolidated Financial Statements	64 - 103

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Exhibit Number	Description	FPL Group	FPL

*3(i)a	Restated Articles of Incorporation of FPL Group filed December 31, 1984, as amended through July 3, 2006 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 2008, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)c	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x

Exhibit Number	Description	FPL Group	FPL

*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through February 12, 2010	x
*3(ii)b	Amended and Restated Bylaws of FPL, as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)		x
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and  fifteen Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; and Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612)

		x	x

Exhibit Number	Description	FPL Group	FPL

*4(b)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(c)
Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) dated as of June 1, 1999 (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
*4(d)	Officer's Certificate of FPL Group Capital, dated August 18, 2006, creating the 5 5/8% Debentures, Series due September 1, 2011 (filed as Exhibit 4 to Form 8-K dated August 18, 2006, File No. 1-8841)	x
*4(e)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the 5.35% Debentures, Series due June 15, 2013 (filed as Exhibit 4(a) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
*4(f)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the Floating Rate Debentures, Series due June 17, 2011 (filed as Exhibit 4(b) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
*4(g)
Officer's Certificate of FPL Group Capital dated December 12, 2008, creating the 7 7/8% Debentures, Series due December 15, 2015 (filed as Exhibit 4 to Form 8-K dated December 12, 2008, File No. 1-8841)

x
*4(h)	Officer's Certificate of FPL Group Capital, dated March 9, 2009, creating the 6.00% Debentures, Series due March 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2009, file No. 1-8841)	x
*4(i)	Officer's Certificate of FPL Group Capital, dated May 26, 2009, creating the Series C Debentures due June 1, 2014 (filed as Exhibit 4(c) to Form 8-K dated May 22, 2009, File No. 1-8841)	x
*4(j)
Officer's Certificate of FPL Group Capital dated November 10, 2009, creating the Floating Rate Debentures, Series due November 9, 2012 (filed as Exhibit 4 to Form 8-K dated November 10, 2009, File No. 1-8841)

x
*4(k)
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

x

Exhibit Number	Description	FPL Group	FPL

*4(p)
Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, among FPL Group Capital, FPL Group (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(q)
Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series A Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(b) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(r)
Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(s)
Replacement Capital Covenant dated September 19, 2006 by FPL Group Capital and FPL Group relating to FPL Group Capital's Series A and Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(t)
Officer's Certificate of FPL Group Capital and FPL Group dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(u)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(v)
Officer's Certificate of FPL Group Capital and FPL Group dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(w)
Officer's Certificate of FPL Group Capital and FPL Group dated September 18, 2007, creating the Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(x)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series D and Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(y)
Officer's Certificate of FPL Group Capital and FPL Group, dated March 19, 2009, creating the Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(b) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(z)	Replacement Capital Covenant, dated March 19, 2009, by FPL Group Capital and FPL Group (filed as Exhibit 4(c) to Form 8-K dated March 17, 2009, File No. 1-8841)	x
*4(aa)
Indenture (for Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x
*4(bb)
Purchase Contract Agreement, dated as of May 1, 2009, between FPL Group and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 22, 2009, File No. 1-8841)

x

Exhibit Number	Description	FPL Group	FPL

*4(cc)
Pledge Agreement, dated as of May 1, 2009, among FPL Group, Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent and Trustee (filed as Exhibit 4(b) to Form 8-K dated May 22, 2009, File No. 1-8841)

x
*10(a)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(b)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(c)	Appendix A1 and A2 (revised as of December 12, 2008) to the Restated SERP (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)	x	x
10(d)	Appendix A2 (revised as of October 15, 2009) to the Restated SERP	x	x
10(e)	Appendix A1 and A2 (revised as of January 1, 2010) to the Restated SERP	x	x
*10(f)	Amended and Restated Supplement to the Restated SERP as it applies to Lewis Hay, III effective January 1, 2005 (filed as Exhibit 10(c) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(g)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
*10(h)
Supplement to the Restated SERP relating to a special credit to certain executive officers and other officers effective February 15, 2008 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)

		x	x
*10(i)	Supplement to the Restated SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr. (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
10(j)	Supplement to the SERP effective December 14, 2007 as it applies to Manoochehr K. Nazar	x	x
*10(k)	FPL Group Amended and Restated Long-Term Incentive Plan, effective December 12, 2008 (filed as Exhibit 10(e) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(l)	FPL Group Amended and Restated Long-Term Incentive Plan, most recently amended and restated on May 22, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)	x	x
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

		x	x

Exhibit Number	Description	FPL Group	FPL

*10(o)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 13, 2009 with Christopher A. Bennett, Paul I. Cutler, K. Michael Davis, Chris N. Froggatt, Joseph T. Kelliher, Robert L. McGrath, James W. Poppell, Sr., Antonio Rodriguez and John A. Stall (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
10(p)
Form of FPL Group Amended and Restated Long Term Incentive Plan Amended and Restated Performance Share Award Agreement effective December 10, 2009 with F. Mitchell Davidson, Lewis Hay, III, Manoochehr K. Nazar, Armando J. Olivera, Armando Pimentel, Jr., James L. Robo and Charles E. Sieving

		x	x
10(q)	Form of FPL Group Amended and Restated Long Term Incentive Plan Performance Share Award Agreement effective February 12, 2010	x	x
*10(r)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(b) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(s)
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
*10(u)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 13, 2009 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
*10(v)
Form of Amendment to Restricted Stock Award Agreements under the FPL Group Amended and Restated Long Term Incentive Plan executed March 2009 between FPL Group and each of Christopher A. Bennett, F. Mitchell Davidson, Lewis Hay, III, Robert L. McGrath, Armando J. Olivera, Armando Pimentel, Jr., James W. Poppell, Sr., James L. Robo, Antonio Rodriguez and John A. Stall (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2009, File No. 1-8841)

		x	x
10(w)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement effective February 12, 2010	x	x
*10(x)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(y)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(z)
Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(aa)
Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 13, 2009 (filed as Exhibit 10(u) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x

Exhibit Number	Description	FPL Group	FPL

10(bb)	Form of FPL Group Amended and Restated Long Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 12, 2010	x	x
*10(cc)	Form of FPL Group Amended and Restated Long Term Incentive Plan Deferred Stock Award Agreement (filed as Exhibit 10(dd) to Form10-K for the year ended December 31, 2005, File No. 1-8841)	x	x
10(dd)
Form of FPL Group Amended and Restated Long Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group and each of Moray P. Dewhurst and James L. Robo

		x	x
*10(ee)	FPL Group Executive Annual Incentive Plan as amended and restated on December 12, 2008 (filed as Exhibit 10(a) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(ff)	FPL Group Deferred Compensation Plan effective January 1, 2005 (filed as Exhibit 10(d) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(gg)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(hh)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(ii)
FPL Group Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
*10(jj)	FPL Group 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(kk)	Non-Employee Director Compensation Summary effective January 1, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2008, File No. 1-8841)	x	x
10(ll)	FPL Group Non-Employee Director Compensation Summary effective January 1, 2010	x
*10(mm)
Form of Amended and Restated Executive Retention Employment Agreement between FPL Group and each of Christopher A. Bennett, Robert L. McGrath, James W. Poppell, Antonio Rodriguez and John A. Stall (filed as Exhibit 10(g) to Form 8-K dated December 12, 2008, File No. 1-8841)

		x	x
10(nn)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group and each of Lewis Hay, III, Moray P. Dewhurst, James L. Robo, Armando J. Olivera, F. Mitchell Davidson, Armando Pimentel, Jr., and Charles E. Sieving

		x	x
*10(oo)	Amended and Restated Employment Agreement with Lewis Hay, III dated December 12, 2008 (filed as Exhibit 10(f) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
10(pp)	Amended and Restated Employment Letter with Lewis Hay, III dated December 10, 2009	x	x
*10(qq)	Executive Retention Employment Agreement between FPL Group and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)	x	x
10(rr)	Executive Retention Employment Agreement between FPL Group and Manoochehr K. Nazar dated as of January 1, 2010	x	x

Exhibit Number	Description	FPL Group	FPL

*10(ss)
Restricted Stock Award and Retention Agreement between FPL Group and K. Michael Davis dated August 28, 2008 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2008, File No. 1-8841)

		x	x
*10(tt)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of FPL Group	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
101.INS	XBRL Instance Document of FPL Group	x
101.SCH	XBRL Schema Document	x
101.PRE	XBRL Presentation Linkbase Document	x
101.CAL	XBRL Calculation Linkbase Document	x
101.LAB	XBRL Label Linkbase Document	x
101.DEF	XBRL Definition Linkbase Document	x
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

Date:  February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 25, 2010:

LEWIS HAY, III	K. MICHAEL DAVIS
Lewis Hay, III Chairman and Chief Executive Officer and Director (Principal Executive Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)
ARMANDO PIMENTEL, JR.
Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Directors:

SHERRY S. BARRAT	OLIVER D. KINGSLEY, JR.
Sherry S. Barrat	Oliver D. Kingsley, Jr.
ROBERT M. BEALL, II	RUDY E. SCHUPP
Robert M. Beall, II	Rudy E. Schupp
J. HYATT BROWN	WILLIAM H. SWANSON
J. Hyatt Brown	William H. Swanson
JAMES L. CAMAREN	MICHAEL H. THAMAN
James L. Camaren	Michael H. Thaman
J. BRIAN FERGUSON	HANSEL E. TOOKES, II
J. Brian Ferguson	Hansel E. Tookes, II
TONI JENNINGS	PAUL R. TREGURTHA
Toni Jennings	Paul R. Tregurtha

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

Date:  February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 25, 2010:

ARMANDO PIMENTEL, JR.	K. MICHAEL DAVIS
Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	K. Michael Davis Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer)

Directors:

LEWIS HAY, III
Lewis Hay, III JAMES L. ROBO
James L. Robo ANTONIO RODRIGUEZ
Antonio Rodriguez JOHN A. STALL
John A. Stall

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.