Form 10-Q
period 2010-03-31
FLORIDA POWER & LIGHT CO; FPL GROUP INC
filed 2010-05-03
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  common stock, $0.01 par value, outstanding as of March 31, 2010:  414,672,538 shares.

As of March 31, 2010, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.
——————————————

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FPL Group, Inc., Florida Power & Light Company, FPL Group Capital Inc and NextEra Energy Resources, LLC each has subsidiaries and affiliates with names that may include FPL, NextEra Energy Resources, NextEra Energy, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, projection, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part II, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group, Inc.'s (FPL Group) and/or Florida Power & Light Company's (FPL) operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

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

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this combined Form 10-Q.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy statements and other information about FPL Group and FPL filed electronically with the SEC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009

OPERATING REVENUES	$3,622	$3,705

OPERATING EXPENSES
Fuel, purchased power and interchange	1,349	1,811
Other operations and maintenance	659	618
Depreciation and amortization	414	409
Taxes other than income taxes and other	261	284
Total operating expenses	2,683	3,122

OPERATING INCOME	939	583

OTHER INCOME (DEDUCTIONS)
Interest expense	(238)	(211)
Equity in earnings of equity method investees	7	7
Allowance for equity funds used during construction	7	15
Interest income	18	27
Gains on disposal of assets - net	39	7
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(1)	(53)
Other - net	(1)	8
Total other deductions - net	(169)	(200)

INCOME BEFORE INCOME TAXES	770	383

INCOME TAXES	214	19

NET INCOME	$556	$364

Earnings per share of common stock:
Basic	$1.36	$0.90
Assuming dilution	$1.36	$0.90

Dividends per share of common stock	$0.5000	$0.4725

Weighted-average number of common shares outstanding:
Basic	407.5	402.3
Assuming dilution	410.1	404.8

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

FPL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2010	December 31, 2009
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$46,586	$46,330
Nuclear fuel	1,406	1,414
Construction work in progress	3,275	2,425
Less accumulated depreciation and amortization	(14,413)	(14,091)
Total property, plant and equipment - net ($1,176 related to VIEs at March 31, 2010)	36,854	36,078

CURRENT ASSETS
Cash and cash equivalents	1,215	238
Customer receivables, net of allowances of $14 and $23, respectively	1,174	1,431
Other receivables, net of allowances of $1 and $1, respectively	772	816
Materials, supplies and fossil fuel inventory	852	877
Regulatory assets:
Deferred clause and franchise expenses	86	69
Securitized storm-recovery costs	71	69
Derivatives	430	68
Other	3	3
Derivatives	611	357
Other	343	409
Total current assets	5,557	4,337

OTHER ASSETS
Special use funds	3,509	3,390
Other investments	970	935
Prepaid benefit costs	1,204	1,184
Regulatory assets:
Securitized storm-recovery costs ($381 related to a VIE at March 31, 2010)	617	644
Deferred clause expenses	23	-
Other	336	265
Other	1,872	1,625
Total other assets	8,531	8,043

TOTAL ASSETS	$50,942	$48,458

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,084	5,055
Retained earnings	8,091	7,739
Accumulated other comprehensive income	157	169
Total common shareholders' equity	13,336	12,967
Long-term debt ($810 related to VIEs at March 31, 2010)	16,601	16,300
Total capitalization	29,937	29,267

CURRENT LIABILITIES
Commercial paper	2,517	2,020
Notes payable	418	-
Current maturities of long-term debt	977	569
Accounts payable	937	992
Customer deposits	628	613
Accrued interest and taxes	461	466
Regulatory liabilities:
Deferred clause and franchise revenues	24	377
Pension	2	2
Derivatives	772	221
Other	1,046	1,189
Total current liabilities	7,782	6,449

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,413	2,418
Accumulated deferred income taxes	5,083	4,860
Regulatory liabilities:
Accrued asset removal costs	2,249	2,251
Asset retirement obligation regulatory expense difference	714	671
Pension	15	16
Other	278	244
Derivatives	369	170
Other ($697 related to a VIE at March 31, 2010)	2,102	2,112
Total other liabilities and deferred credits	13,223	12,742

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$50,942	$48,458

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for FPL Group and FPL.

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$556	$364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	414	409
Nuclear fuel amortization	72	60
Unrealized gains on marked to market energy contracts	(324)	(75)
Deferred income taxes	270	(18)
Cost recovery clauses and franchise fees	(392)	266
Change in prepaid option premiums and derivative settlements	164	47
Equity in earnings of equity method investees	(7)	(7)
Changes in operating assets and liabilities:
Customer receivables	257	162
Other receivables	(6)	31
Materials, supplies and fossil fuel inventory	26	97
Other current assets	(12)	(8)
Other assets	(30)	(30)
Accounts payable	(22)	(130)
Customer deposits	15	13
Margin cash collateral	16	(185)
Income taxes	(75)	45
Interest and other taxes	16	72
Other current liabilities	(40)	(100)
Other liabilities	9	(3)
Other - net	(11)	33
Net cash provided by operating activities	896	1,043

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(794)	(575)
Independent power investments	(567)	(422)
Cash grants under the American Recovery and Reinvestment Act of 2009	99	-
Nuclear fuel purchases	(37)	(70)
Other capital expenditures	(15)	(9)
Sale of independent power investments	-	5
Proceeds from sale of securities in special use funds	1,900	875
Purchases of securities in special use funds	(1,937)	(892)
Proceeds from sale of other securities	244	17
Purchases of other securities	(253)	(26)
Other - net	(1)	1
Net cash used in investing activities	(1,361)	(1,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	800	1,508
Retirements of long-term debt	(102)	(359)
Net change in short-term debt	916	(1,220)
Issuances of common stock	12	49
Dividends on common stock	(204)	(191)
Other - net	20	7
Net cash provided by (used in) financing activities	1,442	(206)

Net increase (decrease) in cash and cash equivalents	977	(259)
Cash and cash equivalents at beginning of period	238	535
Cash and cash equivalents at end of period	$1,215	$276

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$571	$610

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2010	2009

OPERATING REVENUES	$2,328	$2,573

OPERATING EXPENSES
Fuel, purchased power and interchange	1,107	1,469
Other operations and maintenance	373	340
Depreciation and amortization	229	251
Taxes other than income taxes and other	226	251
Total operating expenses	1,935	2,311

OPERATING INCOME	393	262

OTHER INCOME (DEDUCTIONS)
Interest expense	(87)	(77)
Allowance for equity funds used during construction	7	15
Other - net	(1)	(2)
Total other deductions - net	(81)	(64)

INCOME BEFORE INCOME TAXES	312	198

INCOME TAXES	121	71

NET INCOME	$191	$127

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2010	December 31, 2009
ELECTRIC UTILITY PLANT
Plant in service	$28,819	$28,677
Nuclear fuel	719	756
Construction work in progress	1,958	1,549
Less accumulated depreciation and amortization	(10,692)	(10,578)
Electric utility plant - net	20,804	20,404

CURRENT ASSETS
Cash and cash equivalents	590	83
Customer receivables, net of allowances of $12 and $21, respectively	646	838
Other receivables, net of allowances of $1 and $1, respectively	149	182
Materials, supplies and fossil fuel inventory	517	529
Regulatory assets:
Deferred clause and franchise expenses	86	69
Securitized storm-recovery costs	71	69
Derivatives	430	68
Other	135	123
Total current assets	2,624	1,961

OTHER ASSETS
Special use funds	2,485	2,408
Prepaid benefit costs	1,031	1,017
Regulatory assets:
Securitized storm-recovery costs ($381 related to a VIE at March 31, 2010)	617	644
Deferred clause expenses	23	-
Other	285	214
Other	184	164
Total other assets	4,625	4,447

TOTAL ASSETS	$28,053	$26,812

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,393	4,393
Retained earnings	2,861	2,670
Total common shareholder's equity	8,627	8,436
Long-term debt ($507 related to a VIE at March 31, 2010)	6,275	5,794
Total capitalization	14,902	14,230

CURRENT LIABILITIES
Commercial paper	994	818
Notes payable	250	-
Current maturities of long-term debt	43	42
Accounts payable	544	539
Customer deposits	621	607
Accrued interest and taxes	298	303
Regulatory liabilities - deferred clause and franchise revenues	24	377
Derivatives	441	77
Other	495	659
Total current liabilities	3,710	3,422

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,856	1,833
Accumulated deferred income taxes	3,633	3,509
Regulatory liabilities:
Accrued asset removal costs	2,249	2,251
Asset retirement obligation regulatory expense difference	714	671
Other	278	244
Other	711	652
Total other liabilities and deferred credits	9,441	9,160

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$28,053	$26,812

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$191	$127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	229	251
Nuclear fuel amortization	36	32
Deferred income taxes	123	183
Cost recovery clauses and franchise fees	(392)	266
Change in prepaid option premiums and derivative settlements	-	(1)
Changes in operating assets and liabilities:
Customer receivables	192	93
Other receivables	18	55
Materials, supplies and fossil fuel inventory	12	29
Other current assets	(14)	(16)
Other assets	(27)	(16)
Accounts payable	2	(70)
Customer deposits	14	14
Margin cash collateral	(5)	-
Income taxes	(68)	(320)
Interest and other taxes	53	65
Other current liabilities	(25)	(61)
Other liabilities	21	6
Other - net	29	(7)
Net cash provided by operating activities	389	630

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(794)	(575)
Cash grants under the American Recovery and Reinvestment Act of 2009	44	-
Nuclear fuel purchases	(7)	(43)
Proceeds from sale of securities in special use funds	1,608	516
Purchases of securities in special use funds	(1,639)	(524)
Other - net	1	-
Net cash used in investing activities	(787)	(626)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	499	493
Retirements of long-term debt	(22)	(20)
Net change in short-term debt	426	(312)
Dividends	-	(200)
Other - net	2	11
Net cash provided by (used in) financing activities	905	(28)

Net increase (decrease) in cash and cash equivalents	507	(24)
Cash and cash equivalents at beginning of period	83	120
Cash and cash equivalents at end of period	$590	$96

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$285	$303

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2009 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries and has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees (collectively, pension benefits).  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
	(millions)

Service cost	$15	$13	$1	$2
Interest cost	26	27	6	6
Expected return on plan assets	(60)	(60)	(1)	(1)
Amortization of transition obligation	-	-	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of gains	-	(5)	-	-
Net periodic benefit (income) cost at FPL Group	$(20)	$(26)	$7	$8
Net periodic benefit (income) cost at FPL	$(14)	$(18)	$6	$6

2.  Derivative Instruments

FPL Group and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt, and to optimize the value of NextEra Energy Resources, LLC's (NextEra Energy Resources) power generation assets.

With respect to commodities related to FPL Group's competitive energy business, NextEra Energy Resources employs rigorous risk management procedures in order to optimize the value of its power generation assets, provide full energy and capacity requirements services primarily to distribution utilities, and engage in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter markets, depending on the most favorable credit terms and market execution factors.  For NextEra Energy Resources' power generation assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge the expected energy output of these assets for the portion of the output that is not covered by long-term power purchase agreements (PPA).  These hedges protect NextEra Energy Resources against adverse changes in the wholesale forward commodity markets associated with its generation assets.  With regard to full energy and capacity requirements services, NextEra Energy Resources is required to vary the quantity of energy and related services based on the load demands of the customer served by the distribution utility.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and protect against unfavorable changes in the forward energy markets.  Additionally, NextEra Energy Resources takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions.  NextEra Energy Resources uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

Derivative instruments, when required to be marked to market, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, unless hedge accounting is applied, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.

While most of NextEra Energy Resources' derivatives are entered into for the purpose of managing commodity price risk, and to reduce the impact of volatility in interest rates stemming from changes in variable interest rates on outstanding debt, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  Generally, FPL Group assesses a hedging instrument's effectiveness by using regression analysis for commodity contracts, and nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item for interest rate swaps and foreign currency derivative instruments.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 6.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.

In January 2010, FPL Group discontinued hedge accounting for its cash flow hedges related to commodity derivative instruments.  FPL Group continues to apply hedge accounting to certain interest rate and foreign currency hedges.  At March 31, 2010, FPL Group's accumulated other comprehensive income (AOCI) included amounts related to the discontinued commodity cash flow hedges which have expiration dates through December 2012.  Additionally, at March 31, 2010, FPL Group had interest rate cash flow hedges with expiration dates through May 2024 and a foreign currency cash flow hedge that expires in December 2011.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	FPL Group		FPL
	March 31, 2010	December 31, 2009	March 31, 2010		December 31, 2009
	(millions)

Current derivative assets(a)	$611	$357	$11	(b)	$10	(b)
Noncurrent other assets(c)	563	329	4		4
Current derivative liabilities(d)	(772)	(221)	(441)		(77)
Noncurrent derivative liabilities(e)	(369)	(170)	(47	)(f)	(1	)(f)
Total mark-to-market derivative instrument assets (liabilities)	$33	$295	$(473)		$(64)
——————————
(a)	At March 31, 2010 and December 31, 2009, FPL Group's balances reflect the netting of $55 million and $4 million (none at FPL), respectively, in margin cash collateral received from counterparties.
(b)	Included in current other assets on FPL's condensed consolidated balance sheets.
(c)	At March 31, 2010 and December 31, 2009, FPL Group's balances reflect the netting of $2 million and $1 million (none at FPL), respectively, in margin cash collateral received from counterparties.
(d)	At March 31, 2010 and December 31, 2009, FPL Group's balances reflect the netting of $79 million and $75 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(e)	At March 31, 2010, FPL Group's balance reflects the netting of $70 million (none at FPL), in margin cash collateral provided to counterparties.
(f)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At March 31, 2010 and December 31, 2009, FPL Group had approximately $26 million and $18 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at March 31, 2010 and December 31, 2009, FPL Group had approximately $54 million and $95 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, FPL Group uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents FPL Group’s and FPL’s net derivative positions at March 31, 2010 and December 31, 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of FPL Group's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	March 31, 2010		December 31, 2009
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$-	$-	$54	$1
Current derivative liabilities	-	-	45	4
Noncurrent other assets	-	-	44	2
Noncurrent derivative liabilities	-	-	8	13
Interest rate swaps:
Current derivative liabilities	-	51	-	51
Noncurrent other assets	48	-	61	-
Noncurrent derivative liabilities	-	31	-	27
Foreign currency swap:
Noncurrent other assets	2	-	5	-
Total	$50	$82	$217	$98

Gains (losses) related to FPL Group's cash flow hedges are recorded on FPL Group's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended March 31, 2010							Three Months Ended March 31, 2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total	Commodity Contracts		Interest Rate Swaps		Total
	(millions)

Gains (losses) recognized in OCI	$20		$(34)		$(4)		$(18)	$152		$(5)		$147
Gains (losses) reclassified from AOCI	$36	(a)	$(17	)(b)	$(2	)(c)	$17	$24	(a)	$(9	)(b)	$15
Gains (losses) recognized in income(d)	$1	(a)	$-		$-		$1	$11	(a)	$-		$11
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	$1 million loss is included in interest expense, and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.

For the three months ended March 31, 2010 and 2009, respectively, FPL Group recorded a gain (loss) of less than $(1) million and $1 million, respectively, on a fair value hedge which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding reduction of, and increase in, the related debt.

The fair values of FPL Group's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	March 31, 2010						December 31, 2009
	FPL Group		FPL				FPL Group		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$1,052	$386	$11	(a)	$-		$611	$303	$11	(a)	$1	(a)
Current derivative liabilities	2,297	3,097	12		453		1,002	1,288	18		95
Noncurrent other assets	641	126	4		-		921	699	4		-
Noncurrent derivative liabilities	1,448	1,849	-		47	(b)	128	260	-		1	(b)
Foreign currency swap:
Noncurrent derivative liabilities	-	7	-		-		-	6	-		-
Total	$5,438	$5,465	$27		$500		$2,662	$2,556	$33		$97
——————————
(a)	Included in current other assets on FPL's condensed consolidated balance sheets.
(b)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to FPL Group's derivatives not designated as hedging instruments are recorded on FPL Group's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended March 31,
	2010		2009
	(millions)
Commodity contracts:
Operating revenues	$269	(a)	$112	(a)
Fuel, purchased power and interchange	68		27
Foreign currency swap:
Other - net	(2)		(12)
Total	$335		$127
——————————
(a)
In addition, for the three months ended March 31, 2010 and 2009, FPL recorded approximately $454 million and $525 million, respectively, of losses related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in FPL Group's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of FPL Group's and FPL's overall net economic exposure because FPL Group and FPL do not use derivative instruments to hedge all of their commodity exposures.  At March 31, 2010, FPL Group and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	FPL Group		FPL
	(millions)

Power	(39)	mwh(a)	-
Natural gas	766	mmbtu(b)	860	mmbtu(b)
Oil	1	barrels	2	barrels
——————————
(a)	Megawatt-hours
(b)	One million British thermal units

At March 31, 2010, FPL Group had fifteen interest rate swaps with a notional amount totaling approximately $2.3 billion and two foreign currency swaps with a notional amount totaling approximately $290 million.

Certain of FPL Group's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At March 31, 2010, the aggregate fair value of FPL Group's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.4 billion ($0.5 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, FPL Group or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL Group Capital Inc’s (FPL Group Capital) or FPL’s credit ratings were downgraded to BBB (a two level downgrade for FPL and a one level downgrade for FPL Group Capital from the current lowest applicable rating), FPL Group would be required to post collateral such that the total posted collateral would be approximately $625 million ($265 million at FPL).  If FPL Group Capital’s and FPL’s credit ratings were downgraded to below investment grade, FPL Group would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($0.9 billion at FPL).  Some contracts at FPL Group, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, FPL Group could be required to post additional collateral of up to approximately $500 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At March 31, 2010, FPL Group had posted approximately $330 million ($45 million at FPL) in the form of letters of credit in the normal course of business which could be applied toward the collateral requirements described above.  FPL and FPL Group Capital have bank revolving lines of credit in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving lines of credit, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, FPL Group and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

3.  Fair Value Measurements

FPL Group and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis.  FPL Group's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.  FPL Group and FPL primarily hold investments in money market funds.  The fair value of these funds is calculated using current market prices.

Special Use Funds and Other Investments - FPL Group and FPL hold primarily debt and equity securities directly as well as equity securities indirectly through commingled funds.  Substantially all equity securities are valued by the custodian at their quoted market prices.  Commingled funds, which are similar to mutual funds, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives.  The fair value of commingled funds is primarily derived from the quoted prices in active markets of the underlying securities.  Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.  For debt securities, the custodian obtains multiple prices and price types from pricing vendors whenever possible, which enables cross-provider validations.  A primary price source is identified by the custodian based on asset type, class or issue of each security.

Derivative Instruments - FPL Group and FPL measure the fair value of commodity contracts on a daily basis using prices observed on commodities exchanges and in the over-the-counter markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.  Non-performance risk is also considered in the determination of fair value for all derivative assets and liabilities, including the consideration of a credit valuation adjustment.

Exchange-traded derivative assets and liabilities are valued directly using unadjusted quoted prices.  For exchange-traded derivative assets and liabilities where the principal market is deemed to be inactive based on average daily volumes and open interest, the measurement is established using settlement prices from the exchanges, and therefore considered to be valued using significant other observable inputs.

FPL Group and FPL also enter into over-the-counter commodity contract derivatives.  The majority of these contracts are transacted at liquid trading points, and the prices for these contracts are verified using quoted prices in active markets from exchanges, brokers or pricing services for similar contracts.  In instances where the reference exchange markets are deemed to be inactive or do not have a similar contract that trades on an exchange, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs.  In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points.

FPL Group, through NextEra Energy Resources, also enters into load serving contracts, which, in many cases, qualify as derivatives and are measured at fair value.  These contracts typically have one or more inputs that are not observable and are significant to the valuation of the contract.  In addition, certain exchange and non-exchange traded derivative options at FPL Group have one or more significant inputs that are not observable, and are valued using industry-standard option models.

In all cases where FPL Group and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  This includes, but is not limited to, assumptions about market liquidity, volatility and contract duration.

FPL Group uses interest rate and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related to certain debt issuances.  FPL Group estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements.  Non-performance risk is also considered in the determination of fair value for all derivative assets and liabilities, including the consideration of a credit valuation adjustment.

FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2010
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group - equity securities	$-	$650		$-	$-	$650
FPL - equity securities	$-	$321		$-	$-	$321
Special use funds:
FPL Group:
Equity securities	$695	$1,081	(b)	$-	$-	$1,776
U.S. Government and municipal bonds	$518	$132		$-	$-	$650
Corporate debt securities	$-	$422		$-	$-	$422
Mortgage-backed securities	$-	$557		$-	$-	$557
Other debt securities	$-	$45		$-	$-	$45
FPL:
Equity securities	$135	$925	(b)	$-	$-	$1,060
U.S. Government and municipal bonds	$461	$114		$-	$-	$575
Corporate debt securities	$-	$323		$-	$-	$323
Mortgage-backed securities	$-	$443		$-	$-	$443
Other debt securities	$-	$28		$-	$-	$28
Other investments:
FPL Group:
Equity securities	$3	$3		$-	$-	$6
U.S. Government and municipal bonds	$17	$-		$-	$-	$17
Corporate debt securities	$-	$44		$-	$-	$44
Mortgage-backed securities	$-	$57		$-	$-	$57
Other	$5	$16		$-	$-	$21
Derivatives:
FPL Group:
Commodity contracts	$2,372	$1,836		$1,230	$(4,314)	$1,124	(c)
Interest rate swaps	$-	$48		$-	$-	$48	(c)
Foreign currency swaps	$-	$2		$-	$-	$2	(c)
FPL - commodity contracts	$-	$15		$13	$(13)	$15	(c)
Liabilities:
Derivatives:
FPL Group:
Commodity contracts	$2,455	$2,323		$681	$(4,407)	$1,052	(c)
Interest rate swaps	$-	$82		$-	$-	$82	(c)
Foreign currency swaps	$-	$7		$-	$-	$7	(c)
FPL - commodity contracts	$-	$498		$3	$(13)	$488	(c)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At FPL Group, approximately $978 million ($886 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group - equity securities	$-	$79		$-	$-	$79
FPL - equity securities	$-	$43		$-	$-	$43
Special use funds:
FPL Group:
Equity securities	$657	$1,048	(b)	$-	$-	$1,705
U.S. Government and municipal bonds	$275	$299		$-	$-	$574
Corporate debt securities	$-	$452		$-	$-	$452
Mortgage-backed securities	$-	$618		$-	$-	$618
Other debt securities	$-	$41		$-	$-	$41
FPL:
Equity securities	$104	$920	(b)	$-	$-	$1,024
U.S. Government and municipal bonds	$230	$278		$-	$-	$508
Corporate debt securities	$-	$346		$-	$-	$346
Mortgage-backed securities	$-	$503		$-	$-	$503
Other debt securities	$-	$27		$-	$-	$27
Other investments:
FPL Group:
Equity securities	$3	$4		$-	$-	$7
U.S. Government and municipal bonds	$-	$38		$-	$-	$38
Corporate debt securities	$-	$35		$-	$-	$35
Mortgage-backed securities	$-	$31		$-	$-	$31
Other	$4	$-		$-	$-	$4
Derivatives:
FPL Group	$988	$1,089		$801	$(2,192)	$686	(c)
FPL	$-	$20		$13	$(19)	$14	(c)
Liabilities:
Derivatives:
FPL Group	$1,110	$1,106		$437	$(2,262)	$391	(c)
FPL	$-	$95		$2	$(19)	$78	(c)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At FPL Group, approximately $918 million ($836 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2010		2009
	FPL Group	FPL	FPL Group	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$364	$11	$404	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	460	-	338	-
Included in regulatory assets and liabilities	(1)	(1)	5	5
Settlements and net option premiums	(268)	-	(130)	2
Net transfers in/out(b)	(6)	-	(78)	(1)
Fair value of net derivatives based on significant unobservable inputs at March 31	$549	$10	$539	$5
The amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$431	$-	$247	$1
——————————
(a)
For the three months ended March 31, 2010 and 2009, $452 million and $338 million, respectively, of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended March 31, 2010, $8 million of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three months ended March 31, 2010, gross transfers of $1 million into Level 3 were a result of decreased observability of market data, and gross transfers of $7 million from Level 3 to Level 2 were a result of increased observability of market data.  FPL Group's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2010 and 2009, $421 million and $247 million, respectively, of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended March 31, 2010, $10 million of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

4.  Financial Instruments

FPL Group and FPL adopted new accounting and disclosure provisions related to other than temporary impairments and the fair value of financial instruments beginning April 1, 2009.  Under the new accounting provisions, an investment in a debt security is required to be assessed for an other than temporary impairment based on whether the entity has an intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized cost basis.  Additionally, if the entity does not expect to recover the amortized cost of a debt security, an impairment is recognized in earnings equal to the estimated credit loss.  For debt securities held as of April 1, 2009 for which an other than temporary impairment had been previously recognized but for which assessment under the new accounting provisions indicated the impairment was temporary, FPL Group recorded an adjustment to increase April 1, 2009 retained earnings by approximately $5 million with a corresponding reduction in AOCI.

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At March 31, 2010 and December 31, 2009, other investments of FPL Group, not included in the table below, included financial instruments of approximately $38 million and $39 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	March 31, 2010			December 31, 2009
	Carrying Amount		Estimated Fair Value	Carrying Amount		Estimated Fair Value
	(millions)
FPL Group:
Special use funds	$3,509	(a)	$3,509	(b)	$3,390	(a)	$3,390	(b)
Other investments:
Notes receivable	$530		$573	(c)	$534		$556	(c)
Debt securities	$134	(d)	$134	(b)	$104	(d)	$104	(b)
Equity securities	$45		$105	(e)	$45		$105	(e)
Long-term debt, including current maturities	$17,578		$17,984	(f)	$16,869		$17,256	(f)
Interest rate swaps - net unrealized losses	$(34)		$(34	)(g)	$(17)		$(17	)(g)
Foreign currency swaps - net unrealized losses	$(5)		$(5	)(g)	$(1)		$(1	)(g)

FPL:
Special use funds	$2,485	(a)	$2,485	(b)	$2,408	(a)	$2,408	(b)
Long-term debt, including current maturities	$6,318		$6,438	(f)	$5,836		$6,055	(f)
——————————
(a)
At March 31, 2010, includes cash of $50 million and loans of $9 million ($50 million and $6 million, respectively, at FPL) not measured at fair value on a recurring basis.  For remaining balance, see Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,664 million and $1,390 million, respectively, at March 31, 2010 and $1,638 million and $1,396 million, respectively, at December 31, 2009 ($1,369 million and $850 million, respectively, at March 31, 2010 and $1,344 million and $873 million, respectively, at December 31, 2009 for FPL).

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

Special Use Funds - The special use funds consist of FPL's storm fund assets of $123 million and FPL Group's and FPL's nuclear decommissioning fund assets of $3,386 million and $2,362 million, respectively, at March 31, 2010.  Securities held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, market adjustments, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For FPL Group's non-rate regulated operations, market adjustments result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as a loss in FPL Group's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2010 of approximately six years at both FPL Group and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2010 of approximately three years.  The cost of securities sold is determined using the specific identification method.

The approximate realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	Three Months Ended March 31, 2010
	FPL Group	FPL
	(millions)

Realized gains	$44	$24
Realized losses	$10	$8
Proceeds from sale of securities	$1,900	$1,608

The total unrealized gains and losses on all available for sale securities and the fair value of available for sale securities in an unrealized loss position are as follows:

	March 31, 2010
	FPL Group(a)				FPL(a)
	Unrealized Gains	Unrealized Losses	Fair Value		Unrealized Gains	Unrealized Losses	Fair Value
				(millions)

Equity securities	$463	$-	$-		$288	$-	$-
U.S. Government and municipal bonds	$10	$2	$309		$9	$2	$274
Corporate debt securities	$19	$1	$67		$14	$-	$53
Mortgage-backed securities	$21	$1	$171		$17	$1	$142
Other debt securities	$2	$-	$14		$1	$-	$7
——————————
(a)
At March 31, 2010, FPL Group had 23 securities in an unrealized loss position for greater than twelve months, including 7 securities for FPL.  The total unrealized loss on these securities was less than $1 million and the fair value was approximately $15 million for FPL Group, including less than $1 million of unrealized losses with a fair value of approximately $11 million for FPL.  Consistent with regulatory treatment for FPL, marketable securities held in special use funds are classified as available for sale and are carried at market value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.

Regulations issued by the Federal Energy Regulatory Commission (FERC) and the U.S. Nuclear Regulatory Commission (NRC) provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NextEra Energy Resources' nuclear plants are contained in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for NextEra Energy Resources' Seabrook Station (Seabrook) nuclear plant, decommissioning fund contributions and withdrawals are also regulated by the Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

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

5.  Income Taxes

FPL Group's effective income tax rate for the three months ended March 31, 2010 and 2009 was approximately 27.8% and 4.9%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $75 million and $72 million, respectively, related to NextEra Energy Resources' wind projects.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.

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

FPL Group's effective income tax rate for the three months ended March 31, 2010 also reflects a $14 million deferred tax benefit associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009 (Recovery Act) for certain wind projects expected to be placed in service in 2010.

FPL Group's effective income tax rate for the three months ended March 31, 2009 reflected the following:

•	an approximately $18 million benefit (foreign tax benefit) reflecting the reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations;
•	a $17 million benefit (state tax benefit) related to a change in state tax law that extended the carry forward period of ITCs on certain wind projects; and
•	a $15 million deferred tax benefit associated with convertible ITCs.

6.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended March 31,
	2010	2009
	(millions)

Net income of FPL Group	$556	$364
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (net of $8 and $61 tax expense, respectively)	12	90
Reclassification from AOCI to net income (net of $14 and $8 tax benefit, respectively)	(21)	(13)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $13 and $2 tax benefit, respectively)	(21)	(3)
Reclassification from AOCI to net income (net of $6 and $3 tax expense, respectively)	10	6
Net unrealized gains (losses) on foreign currency cash flow hedge:
Effective portion of net unrealized losses (net of $1 tax benefit)	(3)	-
Reclassification from AOCI to net income (net of $1 tax expense)	2	-
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $16 and $1 tax expense, respectively)	19	1
Reclassification from AOCI to net income (net of $7 and $2 tax benefit, respectively)	(9)	(3)
Defined benefit pension and other benefits plans (net of $1 tax benefit)	-	(1)
Net unrealized losses on foreign currency translation (net of $1 and $1 tax benefit, respectively)	(1)	(3)
Comprehensive income of FPL Group	$544	$438

Approximately $28 million of gains included in FPL Group's AOCI at March 31, 2010, related to derivative instruments, are expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or principal and/or interest payments are made.  Such amount assumes no change in fuel prices, power prices, interest rates or scheduled principal payments.  AOCI is separately displayed on the condensed consolidated balance sheets of FPL Group.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities

Effective January 1, 2010, FPL Group and FPL adopted new accounting guidance which modified the consolidation model in previous guidance and expanded the disclosures related to variable interest entities (VIE).  An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The adoption of this new accounting guidance did not result in FPL Group or FPL consolidating any additional VIEs or deconsolidating any VIEs.  As of March 31, 2010, FPL Group has four VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the Florida Public Service Commission (FPSC).  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $451 million at March 31, 2010 and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on FPL Group's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $555 million at March 31, 2010 and consisted primarily of storm-recovery bonds, which is included in long-term debt on FPL Group's and FPL's condensed consolidated balance sheets.

FPL identified one potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended March 31, 2010 and 2009, FPL purchased 362,390 mwh and 473,765 mwh, respectively, from the facility at a total cost of approximately $45 million and $42 million, respectively.

Additionally, FPL entered into a PPA effective 1995 with a 330 mw coal-fired qualifying facility to purchase substantially all of the facility's electrical output over a substantial portion of its estimated useful life.  The facility is considered a VIE because FPL absorbs a portion of the facility’s variability related to changes in the market price of coal through the energy payment.  Since FPL does not control the most significant activities of the facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate this VIE.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL’s customers through the fuel clause as approved by the FPSC.

In March 2010, FPL terminated its nuclear fuel lease agreements with a VIE from which it had previously leased nuclear fuel.  Upon termination of the lease agreements, FPL no longer consolidates the VIE since it no longer has a variable interest in the lessor.  Upon deconsolidation, FPL did not recognize any gain or loss and there was no significant effect on FPL Group’s and FPL’s condensed consolidated balance sheets.

NextEra Energy Resources - FPL Group consolidates three NextEra Energy Resources’ VIEs.  NextEra Energy Resources is considered the primary beneficiary of these VIEs since NextEra Energy Resources controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

Two of NextEra Energy Resources’ VIEs consolidate several entities which own and operate natural gas and/or oil electric generating facilities with the capability of producing a total of 778 mw.  These VIEs sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2018 through 2022.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  These VIEs use both third party debt and equity to finance their operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $310 million and $222 million respectively, at March 31, 2010 and consisted primarily of property, plant and equipment and long-term debt.

The other NextEra Energy Resources’ VIE consolidates several entities which own and operate wind electric generating facilities with the capability of producing a total of 598 mw and an entity which owns and operates a 78 mile, 230 kilovolt transmission line.  This VIE sells its electric output under power sales contracts to third parties with expiration dates ranging from 2026 through 2032.  The VIE uses both third-party debt and equity to finance its operations.  Certain investors that hold no equity interest in the VIE hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of this VIE totaled approximately $928 million and $921 million, respectively, at March 31, 2010, and consisted primarily of property, plant and equipment, and a deferred liability associated with the differential membership interest (recorded in other liabilities on FPL Group's condensed consolidated balance sheet) and long-term debt.

Other - As of March 31, 2010, several FPL Group subsidiaries have investments totaling approximately $632 million ($446 million at FPL) in certain special purpose entities, including but not limited to, investments in mortgage-backed securities, asset-backed securities and collateralized mortgage and debt obligations.  These investments are included in special use funds and other investments on FPL Group's and FPL's condensed consolidated balance sheets.  Since FPL Group's subsidiaries do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities, FPL Group is not the primary beneficiary and therefore does not consolidate these entities.

8.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended March 31,
	2010	2009
	(millions, except per share amounts)

Numerator - net income	$556	$364

Denominator:
Weighted-average number of common shares outstanding - basic	407.5	402.3
Restricted stock, performance share awards, options and warrants(a)	2.6	2.5
Weighted-average number of common shares outstanding - assuming dilution	410.1	404.8

Earnings per share of common stock:
Basic	$1.36	$0.90
Assuming dilution	$1.36	$0.90
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

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options and equity units which were not included in the denominator above due to their antidilutive effect were approximately 8.3 million and 1.1 million for the three months ended March 31, 2010 and 2009, respectively.

9.  Debt

As of April 30, 2010, long-term debt issuances and borrowings by subsidiaries of FPL Group during 2010 were as follows:

Date Issued	Company	Debt Issued	Interest Rate		Principal Amount	Maturity Date
					(millions)

February 2010	FPL	First mortgage bonds	5.69%		$500	2040
March 2010	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	6.56%		$305	2030
April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	(a)	$255	2027
——————————
(a)	Variable rate is based on an underlying index plus a margin. Interest rate swap agreements were entered into with respect to the limited-recourse senior secured notes.

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

At March 31, 2010, estimated planned capital expenditures for the remainder of 2010 through 2014 were as follows:

	2010	2011	2012	2013	2014	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$845	$1,430	$1,720	$460	$160	$4,615
Existing	480	545	490	490	465	2,470
Transmission and distribution	480	600	695	710	545	3,030
Nuclear fuel	85	200	175	250	205	915
General and other	65	100	120	60	125	470
Total	$1,955	$2,875	$3,200	$1,970	$1,500	$11,500

NextEra Energy Resources:
Wind(d)	$300	$25	$10	$10	$10	$355
Nuclear(e)	375	440	315	250	230	1,610
Natural gas	70	75	70	45	20	280
Solar(f)	150	435	460	90	-	1,135
Other(g)	55	70	40	50	50	265
Total	$950	$1,045	$895	$445	$310	$3,645

Corporate and Other(h)	$20	$20	$20	$20	$20	$100
——————————
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $39 million, $48 million, $77 million, $81 million and $30 million in 2010 to 2014, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $66 million, $72 million, $60 million and $24 million in 2010 to 2013, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals, and related transmission.  NextEra Energy Resources plans to add new wind generation of approximately 3,500 mw to 5,000 mw in 2010 through 2014, including 600 mw to 850 mw in 2010, at a total cost of approximately $7 billion to $10 billion.

(e)	Includes nuclear fuel.
(f)
Consists of capital expenditures for planned new solar projects that have received applicable internal approvals.  NextEra Energy Resources plans to add new solar generation of approximately 400 mw to 600 mw in 2010 through 2014 at a total cost of approximately $3 billion to $4 billion.

(g)
Consists of capital expenditures that have received applicable internal approvals.  Excludes capital expenditures for planned gas infrastructure projects totaling approximately $400 million to $600 million in 2010 through 2014.

(h)	Consists of capital expenditures that have received applicable internal approvals. Excludes capital expenditures for a transmission line in Texas totaling approximately $800 million by 2014.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  Additionally, at March 31, 2010, subsidiaries of FPL Group, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements/contracts, with remaining terms ranging from one year to eight years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2010 was approximately $54 million.  At March 31, 2010, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for amounts paid under the guarantees.  At March 31, 2010, the fair value of these guarantees was not material.

Contracts - In addition to the estimated planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2010, approximately 1,330 mw annually from mid-2010 to mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum capacity and energy purchase obligations.  FPL also has various firm pay-for-performance contracts to purchase approximately 650 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from December 2010 through 2032.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has one agreement with an electricity supplier to purchase approximately 155 mw of power with an expiration date of 2012.  In general, the agreement requires FPL to make a capacity payment and supply the fuel consumed by the plant under the contract.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction activities, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from June 2010 through 2022, approximately $885 million of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from October 2010 through 2033.

The required capacity and/or minimum payments under the contracts discussed above as of March 31, 2010 were estimated as follows:

	2010	2011	2012	2013	2014	Thereafter
FPL:	(millions)
Capacity payments:(a)
JEA and Southern subsidiaries(b)	$190	$215	$215	$215	$195	$365
Qualifying facilities(b)	$230	$270	$290	$270	$270	$2,890
Other electricity suppliers(b)	$10	$10	$5	$-	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy(b)	$10	$-	$-	$-	$-	$-
Natural gas, including transportation and storage(c)	$1,520	$1,480	$605	$395	$385	$4,465
Oil(c)	$-	$60	$-	$-	$-	$-
Coal(c)	$55	$25	$10	$-	$-	$-

NextEra Energy Resources(d)	$850	$245	$215	$80	$65	$800
——————————
(a)
Capacity payments under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $149 million and $153 million for the three months ended March 31, 2010 and 2009, respectively.

(b)
Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $99 million and $96 million for the three months ended March 31, 2010 and 2009, respectively.

(c)	Recoverable through the fuel clause.
(d)	Includes termination payments associated with wind turbine contracts for projects that have not yet received applicable internal approvals.

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

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.6 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, FPL Group is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $164 million ($95 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $3 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through securitization provisions pursuant to Florida law or through surcharges approved by the FPSC.

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

In February 2009, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kilowatt per month.  All issues in this case have been closed by the FERC.  In April 2010, the DC Circuit denied FMPA's petition for review.  FMPA may petition the DC Circuit for rehearing of its decision and/or the U.S. Supreme Court for review of the D.C. Circuit's decision.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of renewable energy credits each year and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The NextEra Energy Resources Affiliates filed their answer and counterclaim in 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contract.  In August 2008, the judge issued a final judgment pursuant to which the contract was not terminated and neither party would recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas and the court's decision on the appeal is pending.

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

Regulatory Proceedings - On March 17, 2010, the FPSC issued its final order (FPSC rate order) with regard to FPL's March 2009 petition requesting, among other things, a permanent base rate increase for 2010.  The FPSC rate order, which established new retail base rates for FPL effective March 1, 2010, included an increase in retail base revenues of approximately $75 million on an annualized basis, established a regulatory return on common equity (ROE) of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  The FPSC rate order also directed FPL to reduce depreciation expense related to a depreciation reserve surplus of approximately $895 million over the 2010 to 2013 period.

On April 1, 2010, FPL filed a motion for reconsideration and clarification (FPL motion) asking the FPSC to correct specific computational errors in the FPSC rate order (reconsideration errors) and to clarify an apparent inconsistency relating to the computation of the annual depreciation expense used in setting FPL’s retail base rates (depreciation inconsistency).  Regardless of whether the FPSC ultimately concludes that revenue requirements should be higher or lower than the retail base rates implemented on March 1, 2010, the FPL motion requested that the FPSC resolve the reconsideration errors and depreciation inconsistency through an adjustment to depreciation expense which would keep retail base rates and revenues the same as set forth in the FPSC rate order and currently in effect.  The FPSC's ruling on the FPL motion is pending.  FPL cannot predict the outcome of the FPL motion proceedings before the FPSC, and the outcome could be different than what was requested in the FPL motion.

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Beginning in 2010, NextEra Energy Resources' financial statements include non-utility interest expense on a deemed capital structure of 70% debt and allocated shared service costs.  These changes were made to reflect an expected average capital structure at FPL Group Capital and more accurately reflect NextEra Energy Resources' operating costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended March 31,
	2010				2009
	FPL	NextEra Energy Resources(a)	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources(a)(c)	Corporate & Other(c)	FPL Group Consoli- dated
				(millions)

Operating revenues	$2,328	$1,247	$47	$3,622	$2,573	$1,089	$43	$3,705
Operating expenses	$1,935	$711	$37	$2,683	$2,311	$776	$35	$3,122
Net income (loss)(b)	$191	$367	$(2)	$556	$127	$228	$9	$364

	March 31, 2010				December 31, 2009
	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated
				(millions)

Total assets	$28,053	$20,908	$1,981	$50,942	$26,812	$20,136	$1,510	$48,458
——————————
(a)
NextEra Energy Resources' interest expense is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by a NextEra Energy Resources subsidiary in 2007 is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	See Note 5 for a discussion of NextEra Energy Resources' tax benefits related to PTCs.
(c)	Segment information restated for the changes listed above.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for, and holds ownership interests in, FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2010				2009
	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

Operating revenues	$-	$1,297	$2,325	$3,622	$-	$1,135	$2,570	$3,705
Operating expenses	(1)	(751)	(1,931)	(2,683)	-	(813)	(2,309)	(3,122)
Interest expense	(4)	(151)	(83)	(238)	(4)	(134)	(73)	(211)
Other income (deductions) - net	564	68	(563)	69	373	(9)	(353)	11
Income (loss) before income taxes	559	463	(252)	770	369	179	(165)	383
Income tax expense (benefit)	3	91	120	214	5	(57)	71	19
Net income (loss)	$556	$372	$(372)	$556	$364	$236	$(236)	$364
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	March 31, 2010				December 31, 2009
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$2	$19,770	$31,495	$51,267	$2	$19,185	$30,982	$50,169
Less accumulated depreciation and amortization	-	(3,722)	(10,691)	(14,413)	-	(3,513)	(10,578)	(14,091)
Total property, plant and equipment - net	2	16,048	20,804	36,854	2	15,672	20,404	36,078
CURRENT ASSETS
Cash and cash equivalents	-	625	590	1,215	-	156	82	238
Receivables	460	1,102	384	1,946	453	1,247	547	2,247
Other	4	1,465	927	2,396	4	1,258	590	1,852
Total current assets	464	3,192	1,901	5,557	457	2,661	1,219	4,337
OTHER ASSETS
Investment in subsidiaries	13,146	-	(13,146)	-	12,785	-	(12,785)	-
Other	551	3,563	4,417	8,531	557	3,257	4,229	8,043
Total other assets	13,697	3,563	(8,729)	8,531	13,342	3,257	(8,556)	8,043
TOTAL ASSETS	$14,163	$22,803	$13,976	$50,942	$13,801	$21,590	$13,067	$48,458

CAPITALIZATION
Common shareholders' equity	$13,336	$4,519	$(4,519)	$13,336	$12,967	$4,349	$(4,349)	$12,967
Long-term debt	-	10,326	6,275	16,601	-	10,506	5,794	16,300
Total capitalization	13,336	14,845	1,756	29,937	12,967	14,855	1,445	29,267
CURRENT LIABILITIES
Debt due within one year	-	2,625	1,287	3,912	-	1,729	860	2,589
Accounts payable	-	392	545	937	-	453	539	992
Other	453	1,325	1,155	2,933	417	1,170	1,281	2,868
Total current liabilities	453	4,342	2,987	7,782	417	3,352	2,680	6,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	556	1,857	2,413	-	585	1,833	2,418
Accumulated deferred income taxes	68	1,440	3,575	5,083	94	1,318	3,448	4,860
Regulatory liabilities	15	-	3,241	3,256	16	-	3,166	3,182
Other	291	1,620	560	2,471	307	1,480	495	2,282
Total other liabilities and deferred credits	374	3,616	9,233	13,223	417	3,383	8,942	12,742
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$14,163	$22,803	$13,976	$50,942	$13,801	$21,590	$13,067	$48,458
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2010				2009
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$201	$495	$200	$896	$234	$379	$430	$1,043

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power investments and nuclear fuel purchases	-	(613)	(800)	(1,413)	-	(458)	(618)	(1,076)
Sale of independent power investments	-	-	-	-	-	5	-	5
Other - net	-	43	9	52	(85)	(14)	74	(25)
Net cash used in investing activities	-	(570)	(791)	(1,361)	(85)	(467)	(544)	(1,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	301	499	800	-	1,014	494	1,508
Retirements of long-term debt	-	(79)	(23)	(102)	-	(339)	(20)	(359)
Net change in short-term debt	-	490	426	916	-	(907)	(313)	(1,220)
Issuances of common stock	12	-	-	12	49	-	-	49
Dividends on common stock	(204)	-	-	(204)	(191)	-	-	(191)
Other - net	(9)	(168)	197	20	(7)	85	(71)	7
Net cash provided by (used in) financing activities	(201)	544	1,099	1,442	(149)	(147)	90	(206)

Net increase (decrease) in cash and cash equivalents	-	469	508	977	-	(235)	(24)	(259)
Cash and cash equivalents at beginning of period	-	156	82	238	-	414	121	535
Cash and cash equivalents at end of period	$-	$625	$590	$1,215	$-	$179	$97	$276
——————————
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2009 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

The FPSC rate order was issued March 17, 2010 with regard to FPL's March 2009 petition requesting, among other things, a permanent base rate increase for 2010.  The FPSC rate order, which established new retail base rates for FPL effective March 1, 2010, included an increase in retail base revenues of approximately $75 million on an annualized basis, established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  The FPSC rate order also directed FPL to reduce depreciation expense related to a depreciation reserve surplus of approximately $895 million over the 2010 to 2013 period.

On April 1, 2010, FPL filed a motion asking the FPSC to correct the reconsideration errors and to clarify the depreciation inconsistency.  Regardless of whether the FPSC ultimately concludes that revenue requirements should be higher or lower than the retail base rates implemented on March 1, 2010, the FPL motion requested that the FPSC resolve the reconsideration errors and depreciation inconsistency through an adjustment to depreciation expense which would keep retail base rates and revenues the same as set forth in the FPSC rate order and currently in effect.  The FPSC's ruling on the FPL motion is pending.  FPL cannot predict the outcome of the FPL motion proceedings before the FPSC, and the outcome could be different than what was requested in the FPL motion.

FPL suspended activity on the modernization of its Riviera Beach and Cape Canaveral power plants in January 2010 in order to appropriately evaluate the impact of the rate case decision, including its effect on FPL’s credit quality and implications for the cost of capital.  Following an in-depth analysis, FPL has determined it is appropriate to move ahead with the modernizations of its Riviera Beach and Cape Canaveral power plants.  The units are expected to go into service in 2013 and 2014, as originally planned, and are expected to provide customers with substantial savings over the life of the plants.  FPL had also suspended activity on its proposed natural gas pipeline.  FPL believes Florida needs a third natural gas pipeline to enhance fuel security and give customers access to additional markets.  However, given a revised load forecast, new natural gas supplies are not projected to be needed until 2016.  As a result, FPL expects to evaluate options in 2011 for developing a third pipeline in the future.  FPL expects to continue a step-wise approach to development activities regarding the additional nuclear units at FPL’s Turkey Point site with the focus on obtaining the combined operating license.  The plan is not to proceed with construction until at least the combined operating license is obtained.  FPL is also considering applying for a federal government loan guarantee.  Considering the current environment, the most reasonable estimate for in-service dates are 2022 and 2023 for Turkey Point Units Nos. 6 and 7, respectively.  The effect of the decisions discussed above and those regarding other infrastructure projects are reflected in FPL’s planned capital expenditures.  See Note 10 - Commitments.

FPL Group and NextEra Energy Resources segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to optimize the value of generation assets and related contracts and to take advantage of market price movements.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges but which do not qualify for hedge accounting or for which hedge accounting has not been elected, and the ineffective portion of transactions accounted for as cash flow hedges.  In January 2010, FPL Group and NextEra Energy Resources discontinued hedge accounting for their cash flow hedges related to commodity derivative instruments, which amounted to $48 million of after-tax net unrealized mark-to-market gains from non-qualifying hedge activity for the three months ended March 31, 2010, and which could result in increased volatility in the non-qualifying hedge category in future periods.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 2.

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

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 11).  Beginning in 2010, NextEra Energy Resources' results include non-utility interest expense on a deemed capital structure of 70% debt and allocated shared service costs.  FPL Group's other reportable segment, FPL, a rate-regulated utility, was not affected by these changes.  Prior year segment data of NextEra Energy Resources and Corporate and Other has been restated to include the effect of these changes.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.

	Three Months Ended March 31,
	2010	2009
	(millions)

FPL	$191	$127
NextEra Energy Resources	367	228
Corporate and Other	(2)	9
FPL Group Consolidated	$556	$364

The increase in FPL's results for the three months ended March 31, 2010 reflects higher customer usage primarily due to cold weather, retail base rate increases resulting from the placement in service of West County Energy Center (WCEC) Units Nos. 1 and 2 and the FPSC rate order and higher cost recovery clause results, partly offset by higher operations and maintenance (O&M) expenses and lower equity component of AFUDC (AFUDC - equity).

NextEra Energy Resources’ results for the three months ended March 31, 2010 reflect increased earnings from new investments, gains from the sale of a power supply contract and from the sale of a waste-to-energy project, and higher earnings from NextEra Energy Resources' retail energy provider, offset by lower earnings from the existing portfolio, reflecting a lower wind resource and unfavorable market conditions, the absence of the state and foreign tax benefits (see Note 5) recorded in the prior year and higher expenses to support the growth of the business.  In addition, NextEra Energy Resources’ net income for the three months ended March 31, 2010 and 2009 reflects net unrealized after-tax gains from non-qualifying hedges of approximately $167 million and $30 million, respectively.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  For the three months ended March 31, 2010 and 2009, NextEra Energy Resources recorded $1 million and $31 million, respectively, of after-tax OTTI losses on securities held in its nuclear decommissioning funds.  For the three months ended March 31, 2010 and 2009, NextEra Energy Resources had approximately $5 million and $1 million, respectively, of after-tax OTTI reversals.

Results for Corporate and Other for the three months ended March 31, 2010 reflect higher interest expense and lower interest income.  Corporate and Other also includes approximately $1 million of net unrealized after-tax losses from non-qualifying hedges.

FPL Group's effective income tax rate for the three months ended March 31, 2010 and 2009 was approximately 27.8% and 4.9%, respectively, and reflects PTCs for wind projects at NextEra Energy Resources and deferred tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred tax benefits associated with convertible ITCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation.  The increase in the effective income tax rate for the three months ended March 31, 2010 was primarily due to the effect of higher pretax income, due in part to higher net unrealized mark-to-market gains from non-qualifying hedge activity, as well as the absence of the foreign and state tax benefits recorded in 2009.  PTCs for the three months ended March 31, 2010 and 2009 were $75 million and $72 million, respectively, and reflect an increase in the per kwh federal rate, partly offset by lower wind production eligible for PTCs.  See Note 5.

FPL - FPL's net income for the three months ended March 31, 2010 and 2009 was $191 million and $127 million, respectively, an increase of $64 million which is discussed above.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(millions)

Retail base	$933	$794
Fuel cost recovery	619	1,325
Net repayment of previously deferred retail fuel revenues	356	-
Other cost recovery clauses and pass-through costs	373	404
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	47	50
Total	$2,328	$2,573

For the three months ended March 31, 2010, a 0.2% increase in the average number of customer accounts increased retail base revenues by approximately $2 million, while a 6.4% increase in usage per retail customer, primarily reflecting cold weather, increased retail base revenues by approximately $74 million.  Base rate increases resulting from WCEC Units Nos. 1 and 2 commencing commercial operation in 2009 and the base rate increase pursuant to the FPSC rate order increased retail base revenues by approximately $56 million and $7 million, respectively.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return allowed to be recovered through the cost recovery clauses on certain assets, primarily solar, environmental and nuclear capacity additions.  For the three months ended March 31, 2010 and 2009, cost recovery clauses contributed $18 million and $8 million, respectively, to FPL's net income.  In 2010, it is expected that an additional portion of FPL's earnings will be recovered through cost recovery clauses as a result of incremental solar, environmental and nuclear capacity expenditures primarily related to the addition of baseload capacity at FPL's existing nuclear units at St. Lucie and Turkey Point, partly offset by a lower allowed rate of return applied to solar and environmental expenditures as a result of the FPSC rate order.  Underrecovery or overrecovery of such cost recovery clause and pass-through costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity additions until such capacity goes into service, pre-construction costs associated with the development of two additional units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $430 million and $68 million at March 31, 2010 and December 31, 2009, respectively.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected in the net repayment of previously deferred retail fuel revenues caption above.  The difference between the refund and the December 31, 2009 overrecovery will be collected from retail customers in a subsequent period.  The decrease in fuel revenues for the three months ended March 31, 2010 reflects the $404 million refund and approximately $361 million related to a lower average fuel factor, partly offset by $59 million attributable to higher energy sales.  The decrease from December 31, 2009 to March 31, 2010 in deferred clause and franchise revenues and the increase in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets totaled approximately $392 million and negatively affected FPL Group's and FPL's cash flows from operating activities for the three months ended March 31, 2010.

The decrease in revenues from other cost recovery clauses and pass-through costs for the three months ended March 31, 2010 is primarily due to lower revenues associated with the FPSC's nuclear cost recovery rule, reflecting lower expenditures primarily related to two proposed nuclear units at FPL's Turkey Point site.  FPL recovers, under the FPSC's nuclear cost recovery rule through levelized charges under the capacity clause, pre-construction costs associated with the development of two additional units at the Turkey Point site and carrying charges (equal to a pretax AFUDC rate) on construction costs associated with the addition of baseload capacity at its existing nuclear units.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2010	2009
	(millions)

Fuel and energy charges during the period	$1,007	$1,083
Net collection of previously deferred retail fuel costs	-	254
Net deferral of retail fuel costs	(25)	-
Other, primarily capacity charges, net of any capacity deferral	125	132
Total	$1,107	$1,469

The decrease in fuel and energy charges for the three months ended March 31, 2010 reflects lower fuel and energy prices of approximately $129 million, partly offset by approximately $53 million attributable to higher energy sales.

FPL's O&M expenses increased $33 million for the three months ended March 31, 2010 reflecting higher nuclear and fossil generation, distribution and insurance costs of approximately $17 million, $16 million, $9 million and $3 million, respectively, partly offset by lower employee benefit and customer service costs, primarily due to lower uncollectible accounts, of $7 million and $4 million, respectively.  The increase in nuclear generation costs reflects a reimbursement in 2009 of prior years’ costs of approximately $10 million related to a spent nuclear fuel litigation settlement agreement with the U.S. Government, as well as higher refueling and maintenance outage costs.  The increase in fossil generation costs is primarily due to higher plant overhaul costs and additional costs related to WCEC Units Nos. 1 and 2, which units were placed in service in 2009.  The increase in distribution costs reflects higher restoration costs incurred primarily during cold weather experienced in January 2010.  Insurance costs reflect higher nuclear insurance costs.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses, excluding pass-through O&M costs, in 2010 to exceed the 2009 level primarily due to higher nuclear and fossil generation, transmission and distribution costs, higher employee benefit and nuclear insurance costs, as well as the cost of reducing staffing levels during the second quarter of 2010 to keep costs in line with the current Florida economy.

Depreciation and amortization expense for the three months ended March 31, 2010 decreased $22 million reflecting lower pass-through costs of approximately $15 million which did not significantly affect net income.  The remaining change in depreciation and amortization expense was primarily driven by amortization of a depreciation reserve surplus of $895 million over a four-year period and other depreciation and amortization changes pursuant to the FPSC rate order, partly offset by the cessation of a $125 million annual reduction in depreciation and amortization expense which FPL had been recording since 2002 and higher plant in service balances.

Taxes other than income taxes and other decreased $25 million for the three months ended March 31, 2010 primarily due to lower franchise fees and revenue taxes, which are pass-through costs, partly offset by higher property taxes of $11 million, reflecting growth in plant in service balances.  The decline in franchise fees and revenue taxes reflects the decline in fuel revenues.

Interest expense for the three months ended March 31, 2010 reflects higher average debt balances, as well as lower allowance for borrowed funds used during construction.  The decrease in AFUDC - equity for the three months ended March 31, 2010 is primarily attributable to lower AFUDC - equity on WCEC Units Nos. 1 and 2, which units went into service in 2009, partly offset by additional AFUDC - equity on WCEC Unit No. 3.

FPL is currently constructing WCEC Unit No. 3, a natural gas-fired combined-cycle unit of approximately 1,220 mw, which is expected to be placed in service by mid-2011.  In addition, FPL is in the process of adding approximately 400 mw to 460 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service from 2011 to early 2013.  FPL is also constructing a 75 mw solar thermal facility in Martin County, Florida, which is expected to be in service by the end of 2010.  A 10 mw solar photovoltaic facility in Brevard County, Florida was placed in service in April 2010.

NextEra Energy Resources - NextEra Energy Resources’ 2009 segment results have been restated to reflect a change in the method of allocating non-utility interest expense and the allocation of shared service costs.  See discussion above under Summary and Note 11.  NextEra Energy Resources’ net income for the three months ended March 31, 2010 and 2009 was $367 million and $228 million, respectively, an increase of $139 million.  The primary drivers, on an after-tax basis, of this increase were as follows:

Increase (Decrease) From Prior Period
Three Months Ended March 31, 2010
(millions)

New investments(a)	$14
Existing assets(a)	(33)
Wholesale marketing and trading	11
Asset sales	9
Interest expense, differential membership costs and other	(33)
Change in unrealized mark-to-market non-qualifying hedge activity(b)	137
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals	34
Net income increase	$139
——————————
(a)
Includes PTCs and ITCs on wind projects and ITCs on solar projects and, for new investments, deferred tax benefits associated with convertible ITCs (see Note 5) but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	See Note 2 and discussion above related to derivative instruments.

The increase in NextEra Energy Resources’ results from new investments reflects the addition of approximately 1,360 mw of wind generation during or after the first quarter of 2009.  Results from NextEra Energy Resources' existing asset portfolio decreased primarily due to lower results of $31 million associated with existing wind projects primarily due to a lower wind resource across the portfolio, the absence of the $17 million state tax benefit (see Note 5) recorded in 2009 and unfavorable results in the Electric Reliability Council of Texas (ERCOT) region of $11 million due primarily to unfavorable market conditions and a planned maintenance outage in 2010 at a natural gas-fired plant.  These results were partially offset by increased results in the New England Power Pool (NEPOOL) region of $13 million due principally to favorable results at Seabrook resulting from higher-priced hedges and $6 million from NextEra Energy Resources’ retail energy provider due to favorable commodity margins.  Substantially all of the expected 2010 results from NextEra Energy Resources' existing assets are hedged against fluctuations in commodity prices.

The increase in NextEra Energy Resources’ results from wholesale marketing and trading is primarily due to a gain from the sale of a power supply contract that NextEra Energy Resources entered into in 2009.  Wholesale marketing and trading includes load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

The asset sales represent an after-tax gain of approximately $11 million recorded in 2010 on a waste-to-energy project sold in 2009, partly offset by a gain from the sale of wind development rights in 2009.

Interest expense, differential membership costs and other reflects increased costs due to growth of the business and the absence of the $18 million foreign tax benefit (see Note 5) which was recorded in 2009.

For the three months ended March 31, 2010 and 2009, NextEra Energy Resources recorded net unrealized mark-to-market after-tax gains from non-qualifying hedges of approximately $167 million and $30 million, respectively.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  For the three months ended March 31, 2010 and 2009, NextEra Energy Resources recorded $1 million and $31 million, respectively, of after-tax OTTI losses on securities held in its nuclear decommissioning funds.  For the three months ended March 31, 2010 and 2009, NextEra Energy Resources had approximately $5 million and $1 million, respectively, of after-tax OTTI reversals.

Operating revenues for the three months ended March 31, 2010 increased $158 million primarily due to gains of $152 million on unrealized mark-to-market non-qualifying hedge activity in 2010 compared to gains on such hedges of $90 million in 2009.  Excluding this mark-to-market activity, revenues were affected by higher operating revenues at NextEra Energy Power Marketing, LLC (PMI), a subsidiary of NextEra Energy Resources that buys and sells wholesale energy commodities, and NextEra Energy Resources' retail energy provider (collectively, approximately $107 million), project additions ($38 million), and higher revenues in the NEPOOL region primarily due to higher-priced hedges, partially offset by an unfavorable wind resource and unfavorable market conditions in the PJM Interconnection, L.L.C. region.

Operating expenses for the three months ended March 31, 2010 decreased $65 million, reflecting $127 million of unrealized mark-to-market gains from non-qualifying hedges compared to $40 million of losses in 2009.  This was partially offset by higher fuel costs of approximately $62 million, principally at PMI and NextEra Energy Resources' retail provider.  Additionally, operating expenses were higher for the three months ended March 31, 2010 due to higher costs for project additions of approximately $26 million and higher corporate and other operating expenses of $12 million to support the growth of the business.

NextEra Energy Resources' interest expense for the three months ended March 31, 2010 increased $10 million due to increased borrowings to support the growth of the business.  Gains on disposal of assets - net in FPL Group's condensed consolidated statements of income for the three months ended March 31, 2010 reflects a pretax gain of $18 million on the waste-to-energy project and $19 million of gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds, and in 2009 reflect $6 million of gains on sales of securities held in nuclear decommissioning funds.

See Summary above and Note 5 for a discussion of PTCs, deferred tax benefits associated with convertible ITCs and FPL Group's effective income tax rates for the three months ended March 31, 2010 and 2009.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add a total of approximately 600 mw to 850 mw of new wind generation in 2010, of which 99 mw were placed in service in April 2010 and approximately 140 mw are under construction or have obtained applicable internal approvals for construction.  NextEra Energy Resources plans to add approximately 3,500 mw to 5,000 mw of new wind generation in 2010 through 2014.  In April 2010, NextEra Energy Resources was awarded 148 mw of wind projects in Ontario, Canada, as part of the province's Feed-in Tariff program, which projects are expected to be in service in 2011.  In addition, NextEra Energy Resources plans to add new solar generation of approximately 400 mw to 600 mw in 2010 through 2014.  Currently, in the United States, 31 states and the District of Columbia have renewable portfolio standards (RPS) requiring electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NextEra Energy Resources.  See discussion above under Summary and Note 11 regarding a change, beginning in 2010, in the method of allocating non-utility interest expense, the allocation of shared service costs and the restatement of the prior year segment results of Corporate and Other.  For purposes of allocating non-utility interest expense, the deferred credit associated with differential membership interests sold by a NextEra Energy Resources subsidiary in December 2007 is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:

	Three Months Ended March 31,
	2010	2009
	(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(15)	$(10)
Interest income	8	13
Other	5	6
Net income (loss)	$(2)	$9

The increase in interest expense for the three months ended March 31, 2010 reflects additional debt outstanding, partly offset by a higher allocation of interest costs to NextEra Energy Resources and lower average interest rates of approximately 38 basis points.  The decline in interest income reflects lower interest income on unrecognized tax benefits.  Other includes all other corporate income and expenses, as well as other business activities.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, borrowings, and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  FPL Group, FPL and FPL Group Capital access the credit and capital markets as significant sources of liquidity for capital requirements that are not satisfied by operating cash flows.  The inability of FPL Group, FPL and FPL Group Capital to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.  In January 2010, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) placed FPL Group, FPL and FPL Group Capital on negative credit watch with the possibility of a credit ratings downgrade.  During March and April 2010, Moody's, S&P and Fitch downgraded certain credit ratings of FPL Group, FPL and FPL Group Capital primarily due to, among other things, a deterioration in the political, regulatory and economic environment at FPL and growing investment in FPL Group's unregulated businesses.  The rating agencies removed FPL Group, FPL and FPL Group Capital from negative credit watch, and Moody's and S&P indicated a stable outlook, while Fitch indicated a negative outlook.  The revised ratings are included in the table in Credit Ratings below.

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

Available Liquidity - At March 31, 2010, FPL Group's total net available liquidity was approximately $4.1 billion, of which FPL's portion was approximately $2.0 billion.  The components of each company's net available liquidity at March 31, 2010 were as follows:

				Maturity Date
	FPL	FPL Group Capital	FPL Group Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving lines of credit(a)	$2,473	$3,917	$6,390	(b)	(b)
Less letters of credit	(49)	(793)	(842)
	2,424	3,124	5,548

Revolving term loan facility	250	-	250	2011
Less borrowings	(250)	-	(250)
	-	-	-

Subtotal	2,424	3,124	5,548

Cash and cash equivalents	590	625	1,215
Less commercial paper and notes payable	(994)	(1,692)	(2,686)

Net available liquidity	$2,020	$2,057	$4,077
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

(b)
$17 million of FPL's and $40 million of FPL Group Capital's bank revolving lines of credit expire in 2012.  The remaining portion of bank revolving lines of credit for FPL and FPL Group Capital expires in 2013.

As of April 30, 2010, 35 banks participate in FPL's and FPL Group Capital's credit facilities and FPL's revolving term loan facility, with no one bank providing more than 8.5% of the combined credit facilities and FPL's revolving term loan facility.  In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At March 31, 2010, each of FPL Group and FPL was in compliance with its required ratio.

In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  During 2009, FPL Group received gross proceeds through the sale and issuance of common stock under this agreement of approximately $160 million.  As of April 30, 2010, FPL Group had not sold any FPL Group common stock under this agreement during 2010.

At March 31, 2010, FPL had the capacity to absorb up to approximately $200 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established an $80 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Letters of Credit, Surety Bonds and Guarantees - FPL Group and FPL obtain letters of credit and surety bonds, and issue guarantees to facilitate commercial transactions with third parties and financings.  At March 31, 2010, FPL Group had approximately $1.1 billion of standby letters of credit ($60 million for FPL), approximately $76 million of surety bonds ($44 million for FPL) and approximately $8.5 billion notional amount of guarantees ($44 million for FPL), of which approximately $7.0 billion ($70 million for FPL) letters of credit and guarantees have expirations within the next five years.  An aggregate of approximately $842 million ($49 million for FPL) of the standby letters of credit at March 31, 2010 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, capital expenditures for wind development, nuclear activities and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at March 31, 2010, FPL Group and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 10 - Commitments.

Shelf Registration - In August 2009, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of April 30, 2010, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of April 30, 2010, FPL Group and FPL Group Capital had approximately $1.7 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $0.5 billion of board-authorized available capacity.

Credit Ratings - At April 30, 2010, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's(a)	S&P(a)	Fitch(a)
FPL Group:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A2	A-	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	VMIG-1	A	A+
Commercial paper	P-1	A-2	F1

FPL Group Capital:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F1
——————————
(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by Moody's, S&P and Fitch is stable, stable and negative, respectively.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	FPL Group		FPL
	Three Months Ended March 31,
	2010	2009	2010	2009
	(millions)

Net cash provided by operating activities	$896	$1,043	$389	$630
Net cash used in investing activities	(1,361)	(1,096)	(787)	(626)
Net cash provided by (used in) financing activities	1,442	(206)	905	(28)
Net increase (decrease) in cash and cash equivalents	$977	$(259)	$507	$(24)

FPL Group's cash and cash equivalents increased for the three months ended March 31, 2010 reflecting cash generated by operating activities, net issuances of both long- and short-term debt and the cash grants received under the Recovery Act.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources and the payment of common stock dividends to FPL Group shareholders.

FPL Group's cash flows from operating activities for the three months ended March 31, 2010 reflect cash generated by net income, the receipt of option premiums to minimize exposure to natural gas and power price volatility and a decrease in customer receivables at FPL.  These inflows were partially offset by FPL’s one-time refund of approximately $404 million to retail customers for fuel overrecovery.

FPL Group's cash flows from investing activities for the three months ended March 31, 2010 reflect capital investments, including nuclear fuel purchases, of approximately $801 million by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $597 million by NextEra Energy Resources.  FPL Group's cash flows from investing activities also include approximately $99 million (comprised of $55 million and $44 million at NextEra Energy Resources and FPL, respectively) of cash grants under the Recovery Act, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.  During the balance of 2010, FPL Group expects to receive approximately $318 million (none at FPL) in additional cash grants under the Recovery Act for energy projects placed in service in 2009.  On April 30, 2010, Peace Gardens Wind Funding, LLC, an indirect wholly-owned subsidiary of NextEra Energy Resources sold its Class B membership interests in Peace Gardens Wind, LLC, an indirect wholly-owned subsidiary of NextEra Energy Resources with ownership interests in two wind generation facilities with generating capability totaling approximately 170 mw located in North Dakota, to certain third-party investors for approximately $190 million.

During the three months ended March 31, 2010, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $1.7 billion, including a net increase in short-term debt of $916 million (comprised of $490 million and $426 million at FPL Group Capital and FPL, respectively) for anticipated liquidity needs and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issued	Interest Rate		Principal Amount	Maturity Date
					(millions)

February 2010	FPL	First mortgage bonds	5.69%		$500	2040
March 2010	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	6.56%		305	2030
					$805

April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	(a)	$255	2027
——————————
(a)	Variable rate is based on an underlying index plus a margin. Interest rate swap agreements were entered into with respect to the limited-recourse senior secured notes.

During the three months ended March 31, 2010, FPL Group paid approximately $306 million in connection with financing activities, including $80 million in principal payments on NextEra Energy Resources' debt, a $22 million principal payment on storm-recovery bonds and $204 million for the payment of dividends on FPL Group's common stock.

FPL Group's cash and cash equivalents decreased for the three months ended March 31, 2009, reflecting capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt, principal repayments of long-term debt and common stock dividends.  These outflows were partially offset by the receipt of cash from the net issuance of long-term debt and the recovery of fuel costs.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2010				2009
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total

Balances at December 31 of prior year	$67	$(3)	$105	$169	$5	$(25)	$7	$(13)
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (net of $8 and $61 tax expense, respectively)	12	-	-	12	90	-	-	90
Reclassification from AOCI to net income (net of $14 and $8 tax benefit, respectively)	(21)	-	-	(21)	(13)	-	-	(13)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $13 and $2 tax benefit, respectively)	(21)	-	-	(21)	(3)	-	-	(3)
Reclassification from AOCI to net income (net of $6 and $3 tax expense, respectively)	10	-	-	10	6	-	-	6
Net unrealized gains (losses) on foreign currency cash flow hedge:
Effective portion of net unrealized losses (net of $1 tax benefit)	(3)	-	-	(3)	-	-	-	-
Reclassification from AOCI to net income (net of $1 tax expense)	2	-	-	2	-	-	-	-
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $16 and $1 tax expense, respectively)	-	-	19	19	-	-	1	1
Reclassification from AOCI to net income (net of $7 and $2 tax benefit, respectively)	-	-	(9)	(9)	-	-	(3)	(3)
Defined benefit pension and other benefits plans (net of $1 tax benefit)	-	-	-	-	-	(1)	-	(1)
Net unrealized losses on foreign currency translation (net of $1 and $1 tax benefit, respectively)	-	-	(1)	(1)	-	-	(3)	(3)
Balances at March 31	$46	$(3)	$114	$157	$85	$(26)	$2	$61

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2010 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)

Fair value of contracts outstanding at December 31, 2009	$39	$126	$131	$(64)	$232
Reclassification to realized at settlement of contracts	25	(29)	(20)	45	21
Inception value of new contracts	(22)	-	-	-	(22)
Effective portion of changes in fair value recorded in OCI	-	-	19	-	19
Ineffective portion of changes in fair value recorded in earnings	-	1	-	-	1
Changes in fair value excluding reclassification to realized	21	317	-	(454)	(116)
Fair value of contracts outstanding at March 31, 2010	63	415	130	(473)	135
Net option premium payments (receipts)	(172)	16	-	-	(156)
Net margin cash collateral paid					93
Total mark-to-market energy contract net assets (liabilities) at March 31, 2010	$(109)	$431	$130	$(473)	$72

FPL Group's total mark-to-market energy contract net assets (liabilities) at March 31, 2010 shown above are included in the condensed consolidated balance sheet as follows:

March 31, 2010
(millions)

Current derivative assets	$611
Noncurrent other assets	513
Current derivative liabilities	(721)
Noncurrent derivative liabilities	(331)
FPL Group's total mark-to-market energy contract net assets (liabilities)	$72

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2010 were as follows:

	Maturity
	2010	2011	2012	2013	2014	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(136)	$(4)	$(45)	$(30)	$-	$-	$(215)
Significant other observable inputs	(180)	(148)	(39)	15	(1)	-	(353)
Significant unobservable inputs	312	98	35	14	-	-	459
Total	(4)	(54)	(49)	(1)	(1)	-	(109)

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	71	5	(8)	-	-	-	68
Significant other observable inputs	99	117	67	5	(2)	(2)	284
Significant unobservable inputs	14	31	22	7	2	3	79
Total	184	153	81	12	-	1	431

Owned Assets - OCI:
Quoted prices in active markets for identical assets	20	30	14	-	-	-	64
Significant other observable inputs	62	11	(7)	-	-	-	66
Significant unobservable inputs	-	-	-	-	-	-	-
Total	82	41	7	-	-	-	130

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(421)	(61)	-	-	-	-	(482)
Significant unobservable inputs	5	3	1	-	-	-	9
Total	(416)	(58)	1	-	-	-	(473)

Total sources of fair value	$(154)	$82	$40	$11	$(1)	$1	$(21)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2009 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)

Fair value of contracts outstanding at December 31, 2008	$56	$143	$114	$(1,108)	$(795)
Reclassification to realized at settlement of contracts	5	(55)	(24)	309	235
Effective portion of changes in fair value recorded in OCI	-	-	152	-	152
Ineffective portion of changes in fair value recorded in earnings	-	10	-	-	10
Changes in fair value excluding reclassification to realized	44	96	-	(527)	(387)
Fair value of contracts outstanding at March 31, 2009	105	194	242	(1,326)	(785)
Net option premium payments (receipts)	(57)	18	-	-	(39)
Net margin cash collateral paid					166
Total mark-to-market energy contract net assets (liabilities) at March 31, 2009	$48	$212	$242	$(1,326)	$(658)

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.  At both March 31, 2010 and December 31, 2009, the fair value of these cross currency swaps was not material.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2010 and December 31, 2009, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group
					(millions)

December 31, 2009	$-	$5	$5	$68	$59	$40	$68	$57	$37
March 31, 2010	$-	$5	$5	$41	$34	$23	$41	$38	$24

Average for the three months ended March 31, 2010	$-	$4	$4	$57	$44	$29	$57	$47	$28
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	March 31, 2010			December 31, 2009
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
FPL Group:
Fixed income securities:
Special use funds	$1,683	$1,683	(a)	$1,685	$1,685	(a)
Other investments	$134	$134	(a)	$104	$104	(a)
Long-term debt, including current maturities	$17,578	$17,984	(b)	$16,869	$17,256	(b)
Interest rate swaps - net unrealized losses	$(34)	$(34	)(c)	$(17)	$(17	)(c)

FPL:
Fixed income securities - special use funds	$1,375	$1,375	(a)	$1,384	$1,384	(a)
Long-term debt, including current maturities	$6,318	$6,438	(b)	$5,836	$6,055	(b)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2010, the estimated fair values for FPL Group's interest rate swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$14
Cash flow hedges - NextEra Energy Resources:
$48	December 2003	December 2017	4.245%	Variable	(b)	(2)
$16	April 2004	December 2017	3.845%	Variable	(b)	(1)
$169	December 2005	November 2019	4.905%	Variable	(b)	(13)
$409	January 2007	January 2022	5.390%	Variable	(c)	(40)
$110	January 2008	September 2011	3.2050%	Variable	(b)	(3)
$348	January 2009	December 2016	2.680%	Variable	(b)	3
$123	January 2009(d)	December 2023	3.725%	Variable	(b)	4
$88	January 2009	December 2023	2.578%	Variable	(e)	5
$20	March 2009	December 2016	2.655%	Variable	(b)	-
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
$333	May 2009	May 2017	3.015%	Variable	(b)	(1)
$106	May 2009(d)	May 2024	4.663%	Variable	(b)	1
$128	December 2009	December 2019	3.830%	Variable	(b)	(1)
$52	December 2009(d)	September 2021	5.500%	Variable	(b)	-
Total cash flow hedges						(48)
Total interest rate swaps						$(34)
——————————
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%.
(b)	Three-month LIBOR.
(c)	Six-month LIBOR.
(d)	Exchange of payments does not begin until December 2016, December 2016, May 2017 and December 2019, respectively.
(e)	Three-month Banker's Acceptance Rate.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $882 million ($366 million for FPL) at March 31, 2010.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,776 million and $1,705 million ($1,060 million and $1,024 million for FPL) at March 31, 2010 and December 31, 2009, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $164 million ($96 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2010.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2010, approximately 98% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

FPL Group and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal and regulatory proceedings that could have a material effect on FPL Group or FPL, see Item 3. Legal Proceedings and Note 14 - Legal Proceedings to Consolidated Financial Statements in the 2009 Form 10-K for FPL Group and FPL and Note 10 - Legal Proceedings and Regulatory Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

The risk factors disclosed in FPL Group's and FPL's 2009 Form 10-K have been updated and restated in their entirety as follows:

FPL Group’s and FPL’s results of operation may be adversely affected by the extensive regulation of their businesses.

•
The operations of FPL Group and FPL are subject to complex and comprehensive federal, state and other regulation.  This extensive regulatory framework, some but not all of which is more specifically identified in the following risk factors, regulates, among other things, FPL Group's and FPL's industry, rate and cost structure, operation of nuclear power facilities, construction and operation of generation, transmission and distribution facilities, acquisition, disposal, depreciation and amortization of assets and facilities, decommissioning costs, transmission reliability and present or prospective wholesale and retail competition.  In their business planning and in the management of their operations, FPL Group and FPL must address the effects of regulation on their businesses and proposed changes in the regulatory framework.  Significant changes in the nature of the regulation of FPL Group’s and FPL’s businesses could require changes to their business planning and management of their businesses and could adversely affect their results of operations and the value of their assets.  FPL Group and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective orders.  Should FPL Group or FPL be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on FPL Group or FPL, FPL Group’s and FPL’s businesses could be adversely affected.  FPL Group’s and FPL’s results of operations also could be affected by FPL’s inability to negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.

FPL Group’s and FPL’s financial performance could be negatively affected if FPL is unable to recover, in a timely manner, certain costs, a return on certain assets or an appropriate return on capital from its customers through regulated rates and cost recovery clauses.

•
FPL is a regulated entity subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers, the terms and conditions of its services, procurement of electricity for its customers, issuance of securities, transfers of some utility assets and facilities to affiliates, and aspects of the siting and operation of its generating plants and transmission and distribution systems for the sale of electric energy.  The FPSC also has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred.  The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere, can restrict FPL’s ability to grow earnings and does not provide any assurance as to achievement of authorized or other earnings levels.  FPL Group’s and FPL’s financial condition and results of operations could be materially adversely affected if FPL is unable to recover through retail base rates and cost recovery clauses any material amount of its costs in a timely manner, a return on certain assets or an appropriate return on capital.

•
Decisions of the FPSC have been and, in the future, may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere and may adversely affect the financial condition and results of operations of FPL Group and FPL.  These decisions may require, for example, FPL to cancel or delay planned development activities and to reduce or delay other planned capital expenditures which could reduce the earnings potential of FPL Group and FPL.

FPL Group and FPL are subject to federal regulatory compliance and proceedings which have significant compliance costs and expose them to substantial monetary penalties and other sanctions.

•
In addition to the regulatory risks that may affect FPL Group and FPL discussed above, the extensive federal regulation of the operations of FPL Group and FPL exposes the companies to significant and increasing compliance costs.  FPL Group and FPL also are subject to costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties for non-compliance.  As an example, under the Energy Policy Act of 2005, FPL and NextEra Energy Resources, as owners and operators of bulk power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards.  Compliance with these mandatory reliability standards may subject FPL Group and FPL to higher operating costs and may result in increased capital expenditures.  If FPL or NextEra Energy Resources is found not to be in compliance with these standards, it may incur substantial monetary penalties and other sanctions.

FPL Group and FPL may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

•
From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting FPL Group and FPL.  Adverse press coverage and other adverse statements may result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits.  Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of FPL Group’s and FPL’s senior management from their businesses.  Addressing any adverse publicity, governmental scrutiny and legal and enforcement proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can also have a negative impact on the reputation of FPL Group and FPL and on the morale and performance of their employees, which could adversely affect their businesses and results of operations.

FPL Group’s and FPL’s businesses are subject to risks associated with legislative and regulatory initiatives.

•
FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives, including, for example, initiatives regarding regulation, deregulation or restructuring of the energy industry and regulation of the commodities trading markets.  FPL Group and its subsidiaries will need to adapt to any changes and may face increasing costs and competitive pressures in doing so.  NextEra Energy Resources produces the majority of its electricity from clean and renewable fuels, such as nuclear, natural gas, and wind, operates in the competitive segment of the electric industry, has targeted the competitive segments of the electric industry for future growth and relies on the efficient operation of the commodities trading markets.  FPL Group’s results of operations and growth prospects could be adversely affected as a result of future legislation or regulatory initiatives, including, but not limited to, those that reverse or restrict the competitive restructuring of the energy industry or the effective operation of the commodities trading markets.

FPL Group and FPL are subject to numerous environmental laws and regulations that require capital expenditures, increase their cost of operations and may expose them to liabilities.

•
FPL Group and FPL are subject to extensive federal, state, and local environmental statutes, rules, and regulations relating to air quality, water quality, climate change, greenhouse gas (GHG), including, but not limited to, carbon dioxide (CO2) emissions, waste management, hazardous wastes, marine and wildlife mortality, natural resources, health, safety and RPS that could, among other things, restrict the output of some existing facilities, limit the use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation, the current trend toward more stringent standards, and stricter and more expansive application of existing environmental regulations.  Violations of certain of these statutes, rules and regulations could expose FPL Group and FPL to third party disputes and potentially significant monetary and criminal penalties, as well as other sanctions for non-compliance.

FPL Group’s and FPL’s businesses could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of GHG emissions.

•
Federal or state laws or regulations may be adopted that would impose new or additional limits on GHG, including, but not limited to, CO2 and methane, from electric generating units storing and combusting fossil fuels like coal and natural gas.  The potential effects of such GHG emission limits on FPL Group’s and FPL’s electric generating units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.  While FPL Group’s and FPL’s electric generating units emit GHGs at a lower rate of emissions than most of the U.S. electric generation sector, the results of operations of FPL Group and FPL could be adversely affected to the extent that any new GHG emission limits, among other potential impacts:

•      create substantial additional costs in the form of taxes or emission allowances;

•      make some of FPL Group’s and FPL’s electric generating units uneconomical to operate in the long term;

•	require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities; or

•	affect the availability or cost of fossil fuels.

The operation and maintenance of nuclear generation facilities involve risks that could result in fines or the closure of nuclear units owned by FPL or NextEra Energy Resources and in increased costs and capital expenditures.

•
FPL and NextEra Energy Resources own, or hold undivided interests in, eight nuclear generation units in four states.  The operation and maintenance of the facilities involve inherent risks, including, but not limited to, the following:

•
The nuclear generation facilities are subject to environmental, health and financial risks, such as risks relating to site storage of spent nuclear fuel, the disposition of spent nuclear fuel, emissions of tritium and other radioactive elements in the event of a nuclear accident or failure or otherwise, the threat of a terrorist attack and other potential liabilities arising out of the ownership or operation of the facilities.  Although FPL and NextEra Energy Resources maintain decommissioning funds and external insurance coverage which are intended to minimize the financial exposure to some of these risks, the cost of decommissioning the facilities could exceed the amount available in the decommissioning funds, and the liability and property damages could exceed the amount of insurance coverage.  In the event of an incident at any nuclear reactor in the United States, FPL and NextEra Energy Resources could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and nuclear insurance mutual companies.

•
The NRC has broad authority to impose licensing and safety-related requirements for the construction, operation and maintenance of nuclear generation facilities.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a nuclear unit, or to take both of these actions, depending upon its assessment of the severity of the situation, until compliance is achieved.  NRC orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require FPL and NextEra Energy Resources to incur substantial operating and capital expenditures at their nuclear generation facilities.  In addition, any serious nuclear incident occurring at an FPL or NextEra Energy Resources plant could result in substantial remediation costs and other expenses.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  An incident at a nuclear facility anywhere in the world also could cause the NRC to impose additional conditions or other requirements on the industry, which could increase costs and result in additional capital expenditures.

•
The operating licenses for FPL’s and NextEra Energy Resources’ nuclear generation facilities, other than Duane Arnold, extend through at least 2030.  In 2008, NextEra Energy Resources applied to extend Duane Arnold’s operating license for an additional 20 years beyond its current expiration date of 2014.  If the NRC does not renew the operating license for Duane Arnold or any of FPL’s or NextEra Energy Resources’ nuclear generation units cannot be operated through the end of their respective operating licenses, FPL Group’s or FPL’s results of operations could be adversely affected by increased depreciation rates, impairment charges and accelerated future decommissioning costs.

•	Terrorist threats and increased public scrutiny of nuclear generation facilities could result in increased nuclear licensing or compliance costs which are difficult or impossible to predict.

FPL Group’s and FPL’s operating results could suffer if they do not proceed with projects under development or are unable to complete the construction of, and capital improvements to, generation, transmission, distribution and other facilities on schedule and within budget.

•
FPL Group and FPL may incur significant costs for development of projects, including, but not limited to, preliminary engineering, permitting, legal, and other expenses before it can be established whether a project is feasible, economically attractive, or capable of being financed.   The ability of FPL Group and FPL to complete construction of, and capital improvement projects for, their generation, transmission, distribution and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, delays in obtaining permits and other approvals, disputes involving third parties, negative publicity, transmission interconnection issues and other factors or failures.  If any development project or construction or capital improvement project is not completed or is delayed or subject to cost overruns, FPL Group's and FPL's operational and financial results may be adversely affected.  In any such event, among other matters, FPL Group and FPL could be subject to additional costs, which may not be recoverable at FPL from ratepayers, termination payments under committed contracts, loss of tax credits or the write-off of their investment in the project.

The operation and maintenance of power generation, transmission and distribution facilities involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

•	The operation and maintenance of power generation, transmission and distribution facilities involve many risks, such as those identified elsewhere in these risk factors and those arising due to:

•	risks of start-up operations;

•	failures in the supply, availability or transportation of fuel;

•	the impact of unusual or adverse weather conditions, including, but not limited to, natural disasters such as hurricanes, floods, earthquakes and droughts;

•	performance below expected or contracted levels of output or efficiency;

•	breakdown or failure of equipment, transmission and distribution lines or pipelines;

•	availability of replacement equipment;

•	risks of human injury from energized equipment;

•	availability of adequate water resources and ability to satisfy water discharge requirements;

•	inability to properly manage or mitigate known equipment defects throughout FPL Group’s and FPL’s generation fleets and transmission and distribution systems;

•	use of new or unproven technology; and

•	dependence on a specific fuel source.

The occurrence of any of these effects or events could result in, among other matters, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines, replacement equipment costs or an obligation to purchase or generate replacement power at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses.  Breakdown or failure of an operating facility of NextEra Energy Resources, for example, may prevent NextEra Energy Resources from performing under applicable power sales agreements which, in some situations, could result in termination of the agreement or subject NextEra Energy Resources to liability for liquidated damages.

FPL Group’s competitive energy business is subject to development and operating risks that could limit the revenue growth of this business and have other negative effects on FPL Group’s results of operations and financial condition.

•
FPL Group conducts its competitive energy business through NextEra Energy Resources.  To operate successfully in the competitive wholesale energy markets, NextEra Energy Resources must, among other things, efficiently develop and operate its generating assets, procure adequate supplies of fuel and associated transportation at acceptable prices, successfully and timely complete project restructuring activities, maintain the qualifying facility status of certain projects and complete its energy deliveries in a timely manner.  Its ability to do so is subject to a variety of risks.  In addition to risks such as those identified elsewhere in these risk factors, risks that specifically affect NextEra Energy Resources’ success in competitive wholesale markets include:

•
The ability of NextEra Energy Resources to develop electric power generation facilities may be affected by factors beyond its control, such as increased competition from other and new sources of power generation, excess generation capacity and shifting demand for power, legal and regulatory developments and general economic conditions.  Risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project agreements may impede development activities.

•
There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities.  NextEra Energy Resources’ inability or failure to hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group’s results of operations.

•
A portion of NextEra Energy Resources’ power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may increase the volatility of FPL Group’s results of operations.

•
NextEra Energy Resources depends upon power transmission and natural gas transportation facilities owned and operated by others.  If transmission or transportation of sufficient power or natural gas is unavailable or disrupted, NextEra Energy Resources’ ability to sell and deliver its wholesale power or natural gas may be limited.

FPL Group’s competitive energy business is dependent on continued public policy support and governmental support for renewable energy, particularly wind and solar projects.

•
FPL Group’s competitive energy business, NextEra Energy Resources, depends heavily on government policies that support renewable energy and enhance the economic feasibility of developing wind and solar energy projects.  The federal government and several of the states in which NextEra Energy Resources operates or into which it sells power provide incentives that support the sale of energy from renewable sources, such as wind and solar energy.

•
The Recovery Act includes, among other things, provisions that allow companies building wind facilities the option to choose among the following three investment cost recovery mechanisms: (1) PTCs which were extended for wind facilities through 2012, (2) ITCs of 30% of the cost for qualifying wind facilities placed in service prior to 2013, or (3) an election to receive a cash grant of 30% of the cost of qualifying wind facilities placed in service in 2009 or 2010, or if construction began prior to December 31, 2010 and the wind facility is placed in service prior to 2013.  An election to receive a cash grant of 30%, in lieu of the 30% ITC also applies to the cost of qualifying solar facilities placed in service in either 2009 or 2010, or if construction began prior to December 31, 2010 and the solar facility is placed in service prior to 2017.  In order for NextEra Energy Resources to continue to economically develop wind and solar energy projects in the future, it will need to utilize the investment cost recovery mechanisms currently available as well as requiring similar public policy support in the future.

•
In addition to federal financial incentives, NextEra Energy Resources relies on state incentives that support the sale of energy generated from renewable sources, such as state-adopted RPS which require electricity providers in the state to meet a certain percentage of their retail sales with energy from renewable sources.  The legislation creating these RPS requirements, however, usually grants the relevant state public utility commission the ability to reduce electric supply companies’ obligations to meet the RPS requirements in specified circumstances.  Any reduction or elimination of the RPS requirements could result in less demand for generation from NextEra Energy Resources’ wind and solar energy projects.

FPL Group and FPL are subject to credit and performance risk from customers and suppliers.

•
FPL Group and FPL are exposed to risks associated with the creditworthiness and performance of their key customers and of their key vendors under contracts for the supply of equipment, materials, fuel and other goods and services required for their business operations and for the construction and operation of, and for capital improvements to, their facilities.  Adverse conditions in the energy industry or the general economy, as well as circumstances of individual customers and vendors, may affect the ability of some customers and vendors to perform as required under their contracts.  If any vendor fails to fulfill its contractual obligations, FPL Group and FPL may need to make arrangements with other suppliers, which could result in higher costs, untimely completion of power generation facilities and other projects, and/or a disruption of their operations.  If the defaulting counterparty is in poor financial condition, FPL Group and FPL may not be able to recover damages for any contract breach.

FPL Group’s and FPL’s results of operations may continue to be negatively affected by slower customer growth and customer usage in FPL’s service area.

•
FPL Group’s and FPL’s results of operations are affected by the growth in customer accounts in FPL’s service area and by customer usage, each of which directly influences the demand for electricity and the need for additional power generation and power delivery facilities at FPL.  A lack of growth or slower growth in the number of FPL’s retail customers or in non-weather related customer usage, such as that which has occurred over the past several years, could adversely affect FPL’s results of operations.  Customer growth and customer usage are affected by a number of factors outside the control of FPL Group and FPL, such as mandated energy efficiency measures, demand side management goals, and economic and demographic conditions in Florida and elsewhere such as population, job and income growth, housing starts and new business formation.  As a result, FPL Group and FPL may make, but not fully realize the anticipated benefits from, significant investments and expenditures, which could adversely affect their results of operations.

FPL Group’s and FPL’s financial position and results of operations are subject to risks associated with weather conditions, such as the impact of severe weather.

•
FPL Group’s and FPL’s results of operations can be negatively affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities, including, but not limited to, wind, solar and hydro-powered facilities.  For example, the level of wind resource affects the results of operations of wind generating facilities.  Since the levels of wind, solar and hydro resources are variable and difficult to predict, FPL Group’s results of operations for individual wind, solar and hydro facilities vary or may vary significantly from period to period depending on the level of available resources.  To the extent that resources are not available at planned levels, the returns from these facilities may be less than expected.

•
In addition, FPL Group’s and FPL’s financial position and results of operations would be affected by the impact of severe weather, such as hurricanes, floods and earthquakes, which can be destructive and cause power outages and property damage, affect fuel supply, and require FPL Group and FPL to incur additional costs to restore service and repair damaged facilities.  A disruption or failure of electric generation, transmission or distribution systems or natural gas transmission, storage or distribution systems in the event of a hurricane, tornado, or other severe weather event could prevent FPL and NextEra Energy Resources from operating their businesses in the normal course.  At FPL, recovery of these costs to restore service and repair damaged facilities is subject to FPSC approval, and any determination by the FPSC not to permit timely and full recovery of the costs incurred would result in a negative financial impact on FPL Group and FPL.

Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect FPL Group’s and FPL’s ability to fund their liquidity and capital needs and to meet their growth objectives, and can also adversely impact the results of operations and financial condition of FPL Group and FPL and exert downward pressure on the market price of FPL Group’s common stock.

•
FPL Group and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements and other operations not satisfied by operating cash flows.  Disruptions, uncertainty or volatility in those credit and capital markets, such as conditions existing during periods in 2008 and 2009, could increase FPL Group’s and FPL’s cost of capital.  If FPL Group and FPL are unable to access regularly the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or incur an unfavorable cost of capital, which, in turn, could adversely affect their ability to grow their businesses and could contribute to lower earnings and reduced financial flexibility.  The market price and trading volume of FPL Group’s common stock are subject to fluctuations as a result of, among other factors, general stock market conditions and changes in market sentiment regarding the operations, business, growth prospects and financing strategies of FPL Group and its subsidiaries.

FPL Group’s, FPL Group Capital’s and FPL’s inability to maintain their current credit ratings may adversely affect FPL Group’s and FPL’s liquidity, limit the ability of FPL Group and FPL to grow their businesses, and increase interest costs, while the liquidity of the companies also could be impaired by the inability of their credit providers to maintain their current credit ratings or to fund their credit commitments.

•
The inability of FPL Group, FPL Group Capital and FPL to maintain their current credit ratings could affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact FPL Group’s and FPL’s ability to grow their businesses, service indebtedness or repay borrowings, and would likely increase their interest costs.  Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative and regulatory actions.  FPL Group, FPL Group Capital and FPL cannot assure that one or more of their ratings will not be lowered or withdrawn entirely by a rating agency.

•
The inability of FPL Group’s, FPL Group Capital’s and FPL’s credit providers to maintain credit ratings acceptable under various agreements, or to fund their credit commitments, could require FPL Group, FPL Group Capital or FPL, among other things, to renegotiate requirements in agreements, find an alternative credit provider with acceptable credit ratings to meet funding requirements, or post cash collateral.

The use of derivative contracts by FPL Group and FPL in the normal course of business could result in financial losses or the payment of margin cash collateral that could adversely affect their results of operations or cash flows.

•
FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the over-the-counter markets or on exchanges, to manage their commodity and financial market risks, and for FPL Group to engage in trading and marketing activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these derivative instruments, or if a counterparty fails to perform or make payments under these derivative instruments, and could suffer a reduction in operating cash flows as a result of the requirement to post margin cash collateral.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management’s judgment or use of estimates.  Although FPL Group and FPL execute transactions in derivative instruments on either recognized exchanges or via the over-the-counter markets, depending on the most favorable credit and market execution factors, there is greater volatility and less liquidity in transactions executed in over-the-counter markets and, as a result, FPL Group and FPL may not be able to execute such transactions in times of market volatility.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments.  In addition, FPL’s use of such instruments could be subject to prudence challenges and, if found imprudent, could result in disallowances of cost recovery for such use by the FPSC.

•
FPL Group provides full energy and capacity requirement services, which include, for example, load-following services and various ancillary services, primarily to distribution utilities to satisfy all or a portion of such utilities’ power supply obligations to their customers.  The supply costs for these transactions may be affected by a number of factors, including, but not limited to, events that may occur after FPL Group has committed to supply power, such as weather conditions, fluctuating prices for energy and ancillary services, and the ability of the distribution utilities’ customers to elect to receive service from competing suppliers.  If the supply costs are not favorable, FPL Group’s operating costs could increase and result in the possibility of reduced earnings or incurring losses.

•
FPL Group, through NextEra Energy Resources, is an active participant in energy markets.  The liquidity of regional energy markets is an important factor in the company's ability to manage risks in these operations.  Over the past several years, other market participants have ended or significantly reduced their activities as a result of several factors, including, but not limited to, government investigations, changes in market design, and deteriorating credit quality.  Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit, and other factors.  As a result, reductions in liquidity may restrict the ability of NextEra Energy Resources to manage its risks, and this could negatively affect FPL Group’s financial results.

•
FPL Group and FPL have hedging and trading procedures and associated risk management tools, such as separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms, that may not work as planned.  Risk management tools and metrics such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines are based on historical price movements.  If price movements significantly or persistently deviate from historical behavior, the risk management tools may not protect against significant losses.  As a result of these and other factors, FPL Group and FPL cannot predict with precision the impact that risk management decisions may have on their financial results.

FPL Group’s ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

•
FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry in general.  In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

FPL Group may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to FPL Group or if FPL Group is required to perform under guarantees of obligations of its subsidiaries.

•
FPL Group is a holding company and, as such, has no material operations of its own.  Substantially all of FPL Group’s consolidated assets are held by subsidiaries.  FPL Group’s ability to meet its financial obligations, including, but not limited to, its guarantees, and to pay dividends on its common stock is primarily dependent on the subsidiaries’ net income and cash flows, which are subject to the risks of their respective businesses, and their ability to pay upstream dividends or to repay funds.  The subsidiaries have financial obligations, including, but not limited to, payment of debt service, which they must satisfy before they can fund FPL Group.  FPL Group’s subsidiaries are separate legal entities and have no obligation to provide FPL Group with funds for its payment obligations.  In addition, the dividend-paying ability of some of the subsidiaries is limited by contractual restrictions which are contained in outstanding financing agreements and which may be included in future financing agreements.  The future enactment of laws or regulations also may prohibit or restrict the ability of FPL Group's subsidiaries to pay upstream dividends or to repay funds.  FPL Group guarantees many of the obligations of its consolidated subsidiaries, other than FPL, through guarantee agreements with FPL Group Capital.  These guarantees may require FPL Group to provide substantial funds to its subsidiaries or their creditors or counterparties at a time when FPL Group is in need of liquidity to fund its own obligations or to pay dividends.  In addition, in the event of a subsidiary’s liquidation or reorganization, FPL Group’s right to participate in a distribution of assets is subject to the prior claims of the subsidiary’s creditors.

Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect FPL Group’s and FPL’s results of operations, financial condition and liquidity.

•
FPL Group’s and FPL’s provision for income taxes and reporting of tax-related assets and liabilities requires significant judgments and the use of estimates.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards.  Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, financial condition and results of operations of FPL Group and its subsidiaries, including FPL, as well as the resolution of audit issues raised by taxing authorities.  Ultimate resolution of income tax matters may result in material adjustments to tax-related assets and liabilities which could impact, either positively or negatively, FPL Group’s and FPL’s results of operations, financial condition and liquidity.

FPL Group’s and FPL’s retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to their reputation and/or the results of operations of the retail business.

•
FPL Group’s and FPL’s retail businesses require access to sensitive customer data in the ordinary course of business.  FPL Group’s and FPL’s retail business may also need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center services, to the retail business.  If a significant breach occurred, the reputation of FPL Group’s and FPL’s retail business could be adversely affected, customer confidence could be diminished, customer information could be used for identity theft purposes, or FPL Group’s and FPL’s retail business could be subject to legal claims, any of which may have a negative impact on the business and/or results of operations.

A failure in FPL Group’s and FPL’s operational systems or infrastructure, or those of third parties, could impair their liquidity, disrupt their businesses, result in the disclosure of confidential information and cause losses.

•
FPL Group’s and FPL’s businesses are highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, and cross numerous and diverse markets.  Due to the size, scope and geographical reach of FPL Group’s and FPL’s businesses, and due to the complexity of the process of power generation, transmission and distribution, the development and maintenance of FPL Group’s and FPL’s operational systems and infrastructure is challenging.  FPL Group and FPL’s operating systems and facilities may fail to operate properly or become disabled as a result of events that are within their control, such as operator error, and that are wholly or partially outside of their control, such as a result of severe weather or terrorist activities.  Any such failure or disabling event could adversely affect FPL Group’s and FPL’s ability to process transactions and provide services.

•
FPL Group and FPL also face the risks of operational failure, termination, or capacity constraints of third parties providing electric and gas transmission services, particularly those at NextEra Energy Resources.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt FPL Group’s and FPL’s businesses may impact the operations of FPL Group and FPL in unpredictable ways and could adversely affect FPL Group’s and FPL’s results of operations, financial condition and liquidity.

•
FPL Group and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups.  FPL Group’s and FPL’s generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems and physical assets, could be direct targets of, or indirectly affected by, such activities.  Terrorist acts or other similar events could harm FPL Group’s and FPL’s businesses by limiting their ability to generate, purchase or transmit power and by delaying their development and construction of new generating facilities and capital improvements to existing facilities.  These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure FPL Group’s and FPL’s assets, and could adversely affect FPL Group’s and FPL’s operations by contributing to disruption of supplies and markets for natural gas, oil and other fuels.  They could also impair FPL Group’s and FPL’s ability to raise capital by contributing to financial instability and lower economic activity.

•
FPL Group and FPL operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite FPL Group’s and FPL’s implementation of security measures, all of their technology systems are vulnerable to disability, failures or unauthorized access due to such activities.  If FPL Group’s or FPL’s technology systems were to fail or be breached and be unable to recover in a timely way, FPL Group and FPL would be unable to fulfill critical business functions, and sensitive confidential and other data could be compromised, which could have a material adverse effect on FPL Group’s and FPL’s results of operations, financial condition and liquidity.

•
The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs.  These types of events could materially adversely affect FPL Group’s and FPL’s results of operations, financial condition and liquidity.  In addition, these types of events could require significant management attention and resources, and could adversely affect FPL Group’s and FPL’s reputation among customers and the public.

The ability of FPL Group and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. FPL Group’s and FPL’s insurance coverage may not provide protection against all significant losses.

•
The ability of FPL Group and FPL to obtain insurance, as well as the cost and coverage of such insurance, could be affected by developments affecting their businesses, as well as by international, national, state or local events, as well as the financial condition of insurers.  Insurance coverage may not continue to be available at all or at rates or on terms similar to those presently available to FPL Group and FPL.  A loss for which FPL Group and FPL are not fully insured could materially and adversely affect their financial condition and results of operations.  FPL Group’s and FPL’s insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which the companies may be subject.

The businesses and results of operations of FPL Group and FPL could be negatively affected by the lack of a qualified workforce, work strikes or stoppages and increasing personnel costs.

•
FPL Group and FPL may not be able effectively and profitably to obtain new customers, or grow their customer base, service existing customers and meet their other business plan goals if they do not attract and retain a qualified workforce.  The lack of a qualified workforce, including, for example, the loss or retirement of key executives and other employees, may adversely affect service and productivity and contribute to higher training and safety costs.  Over the next several years, a significant portion of FPL Group’s and FPL’s workforce, including, but not limited to, many workers with specialized skills maintaining and servicing the nuclear generation facilities and electrical infrastructure, will be eligible to retire.  Such highly skilled individuals may not be able to be replaced quickly due to the technically complex work they perform.  Personnel costs also may increase due to inflationary or competitive pressures on payroll and benefits costs and revised terms of collective bargaining agreements with union employees.  Employee strikes or work stoppages could disrupt operations and lead to a loss of customers and revenue.

Poor market performance and other economic factors could affect FPL Group’s and FPL’s nuclear decommissioning funds’ asset value or defined benefit pension plan’s funded status, which may adversely affect FPL Group’s and FPL’s liquidity and financial results.

•
FPL Group and FPL are required to maintain decommissioning funds to satisfy their future obligations to decommission their nuclear power plants.  In addition, FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  A decline in the market value of the assets held in the decommissioning funds or in the defined benefit pension plan due to poor investment performance or other factors may increase the funding requirements for these obligations.  Moreover, FPL Group’s and FPL’s defined benefit pension plan is sensitive to changes in interest rates, since, as interest rates decrease the funding liabilities increase, potentially increasing benefits costs and funding requirements.  Any increase in benefits costs or funding requirements may have an adverse effect on FPL Group’s and FPL’s liquidity and financial results.

Increasing costs associated with health care plans may adversely affect FPL Group's and FPL's results of operations, financial position and liquidity.

•
The costs of providing health care benefits to employees and retirees have increased substantially in recent years.  FPL Group and FPL believe that their employee benefit costs, including costs related to health care plans for employees and former employees, will continue to rise.  The increasing costs and funding requirements associated with FPL Group's and FPL's health care plans may adversely affect the companies' results of operations, financial position and liquidity.

The factors discussed above, as well as other information set forth in this report, which could materially adversely affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described above are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases made by FPL Group of its common stock is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)

1/01/10 - 1/31/10	-	$-	-	20,000,000
2/01/10 - 2/28/10	94,190	$45.78	-	20,000,000
3/01/10 - 3/31/10	565	$47.93	-	20,000,000
Total	94,755	$45.79	-
——————————
(a)
Represents: (1) shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan (LTIP); and (2) shares of common stock purchased in February and March 2010 as a reinvestment of dividends and, as to the shares purchased in February 2010 only, interest thereon by the trustee of a grantor trust in connection with FPL Group's obligations under a grant of deferred retirement shares awarded in February 2006 under the LTIP to an executive officer.

(b)
In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 5.  Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - Other FPL Group Operations - Lone Star Transmission in the 2009 Form 10-K for FPL Group and FPL.

In March 2010, the Public Service Commission of Texas (PUCT) issued a revised Transmission Service Provider (TSP) Order which reaffirmed Lone Star Transmission, LLC’s (Lone Star) transmission project awarded under the Competitive Renewable Energy Zone (CREZ) program.  Lone Star intends to file a certificate of convenience and need with the PUCT in May 2010, which will begin the process of establishing Lone Star as a regulated transmission provider in Texas and obtaining approval to construct and operate approximately 300 miles of 345 kilovolt lines at an estimated cost of approximately $800 million.  The Lone Star CREZ transmission project is subject to, among other things, appeal of the revised TSP order, as well as receipt and possible petition for reconsideration and appeal, of all applicable ERCOT and PUCT approvals.  Once all required approvals are obtained, Lone Star expects to commence construction on its CREZ transmission project.  Due to the contingencies discussed above, the estimated costs associated with this project are not included in the capital expenditures table in Note 10 - Commitments.

(ii)	Reference is made to Item 1. Business - Environmental Matters - Climate Change in the 2009 Form 10-K for FPL Group and FPL.

In April 2010, the EPA and the U.S. Department of Transportation issued a final rule under the Clean Air Act to regulate GHG emissions from light duty vehicles.  The final light duty vehicle rule will apply to new passenger vehicles effective January 2011 which will then trigger certain permitting requirements under the Clean Air Act for any new or modified stationary sources of GHG, including power plants, that exceed certain GHG emissions levels.  The EPA is expected to release the final rule in May 2010 to tailor requirements for GHG emissions which would increase applicability thresholds for major sources.

Item 6.  Exhibits

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

		x	x
*10(a)	Appendix A1 and A2 (revised as of January 1, 2010) to the Restated SERP (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(b)	Supplement to the SERP effective December 14, 2007 as it applies to Manoochehr K. Nazar (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(c)
Form of FPL Group Amended and Restated Long Term Incentive Plan Performance Share Award Agreement effective February 12, 2010 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x

Exhibit Number	Description	FPL Group	FPL

*10(d)
Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement effective February 12, 2010 (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(e)
Form of FPL Group Amended and Restated Long Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 12, 2010 (filed as Exhibit 10(bb) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(f)
Form of FPL Group Amended and Restated Long Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(g)	FPL Group Non-Employee Director Compensation Summary effective January 1, 2010 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x
*10(h)
Executive Retention Employment Agreement between FPL Group and Manoochehr K. Nazar dated as of January 1, 2010 (filed as Exhibit 10(rr) to Form10-K for the year ended December 31, 2009, File No. 1-8841)

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

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date:  April 30, 2010

CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of FPL Group, Inc. (Principal Accounting Officer of FPL Group, Inc.)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)