Form 10-Q
period 2010-06-30
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2010-08-06
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841	NEXTERA ENERGY, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY	59-0247775
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

NextEra Energy, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

NextEra Energy, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☐ No ☐

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

NextEra Energy, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Florida Power & Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  common stock, $0.01 par value, outstanding as of June 30, 2010:  415,841,893 shares.

As of June 30, 2010, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.
——————————————

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

NextEra Energy, Inc. (formerly known as FPL Group, Inc.), Florida Power & Light Company, FPL Group Capital Inc and NextEra Energy Resources, LLC each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms NextEra Energy, FPL, FPL Group Capital and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, projection, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NextEra Energy, Inc.'s (NextEra Energy) and/or Florida Power & Light Company's (FPL) operations and financial results, and could cause NextEra Energy's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NextEra Energy and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

•	NextEra Energy’s and FPL’s results of operations may be adversely affected by the extensive regulation of their businesses.

•
NextEra Energy’s and FPL’s financial performance could be negatively affected if FPL is unable to recover, in a timely manner, certain costs, a return on certain assets or an appropriate return on capital from its customers through regulated rates and cost recovery clauses.

•	NextEra Energy and FPL are subject to federal regulatory compliance and proceedings which have significant compliance costs and expose them to substantial monetary penalties and other sanctions.

•	NextEra Energy and FPL may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

•	NextEra Energy’s and FPL’s businesses are subject to risks associated with legislative and regulatory initiatives.

•	NextEra Energy and FPL are subject to numerous environmental laws and regulations that require capital expenditures, increase their cost of operations and may expose them to liabilities.

•	NextEra Energy’s and FPL’s businesses could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

•
The operation and maintenance of nuclear generation facilities involve risks that could result in fines or the closure of nuclear units owned by FPL or NextEra Energy Resources, LLC (NextEra Energy Resources) and in increased costs and capital expenditures.

•
NextEra Energy’s and FPL’s operating results could suffer if they do not proceed with projects under development or are unable to complete the construction of, and capital improvements to, generation, transmission, distribution and other facilities on schedule and within budget.

•
The operation and maintenance of power generation, transmission and distribution facilities involve significant risks that could adversely affect the results of operations and financial condition of NextEra Energy and FPL.

•
NextEra Energy’s competitive energy business is subject to development and operating risks that could limit the revenue growth of this business and have other negative effects on NextEra Energy’s results of operations and financial condition.

•	NextEra Energy’s competitive energy business is dependent on continued public policy support and governmental support for renewable energy, particularly wind and solar projects.

•	NextEra Energy and FPL are subject to credit and performance risk from customers and suppliers.

•	NextEra Energy’s and FPL’s results of operations may continue to be negatively affected by slower customer growth and customer usage in FPL’s service area.

•	NextEra Energy’s and FPL’s financial position and results of operations are subject to risks associated with weather conditions, such as the impact of severe weather.

•
Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NextEra Energy’s and FPL’s ability to fund their liquidity and capital needs and to meet their growth objectives, and can also adversely impact the results of operations and financial condition of NextEra Energy and FPL and exert downward pressure on the market price of NextEra Energy’s common stock.

•
NextEra Energy’s, FPL Group Capital Inc’s (FPL Group Capital) and FPL’s inability to maintain their current credit ratings may adversely affect NextEra Energy’s and FPL’s liquidity, limit the ability of NextEra Energy and FPL to grow their businesses, and increase interest costs, while the liquidity of the companies also could be impaired by the inability of their credit providers to maintain their current credit ratings or to fund their credit commitments.

•
The use of derivative contracts by NextEra Energy and FPL in the normal course of business could result in financial losses or the payment of margin cash collateral that could adversely affect their results of operations or cash flows.

•
NextEra Energy’s ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

•
NextEra Energy may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NextEra Energy or if NextEra Energy is required to perform under guarantees of obligations of its subsidiaries.

•
Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect NextEra Energy’s and FPL’s results of operations, financial condition and liquidity.

•
NextEra Energy’s and FPL’s retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to their reputation and/or the results of operations of the retail business.

•
A failure in NextEra Energy’s and FPL’s operational systems or infrastructure, or those of third parties, could impair their liquidity, disrupt their businesses, result in the disclosure of confidential information and cause losses.

•
Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NextEra Energy’s and FPL’s businesses may impact the operations of NextEra Energy and FPL in unpredictable ways and could adversely affect NextEra Energy’s and FPL’s results of operations, financial condition and liquidity.

•
The ability of NextEra Energy and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NextEra Energy’s and FPL’s insurance coverage may not provide protection against all significant losses.

•	The businesses and results of operations of NextEra Energy and FPL could be negatively affected by the lack of a qualified workforce, work strikes or stoppages and increasing personnel costs.

•
Poor market performance and other economic factors could affect NextEra Energy’s and FPL’s nuclear decommissioning funds’ asset value or defined benefit pension plan’s funded status, which may adversely affect NextEra Energy’s and FPL’s liquidity and financial results.

•	Increasing costs associated with health care plans may adversely affect NextEra Energy's and FPL's results of operations, financial position and liquidity.

These and other risk factors are included in Part II, Item 1A. Risk Factors in NextEra Energy's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (March 2010 Form 10-Q) and investors should refer to those sections of the March 2010 Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and NextEra Energy and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  NextEra Energy and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NextEra Energy's internet website, www.nexteraenergy.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on NextEra Energy's website (or any of its subsidiaries' websites) is not incorporated by reference in this combined Form 10-Q.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy statements and other information about NextEra Energy and FPL filed electronically with the SEC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

OPERATING REVENUES	$3,591	$3,811	$7,213	$7,515

OPERATING EXPENSES
Fuel, purchased power and interchange	1,455	1,797	2,804	3,609
Other operations and maintenance	752	672	1,411	1,291
Depreciation and amortization	386	435	800	844
Taxes other than income taxes and other	289	302	550	583
Total operating expenses	2,882	3,206	5,565	6,327

OPERATING INCOME	709	605	1,648	1,188

OTHER INCOME (DEDUCTIONS)
Interest expense	(247)	(215)	(485)	(426)
Equity in earnings of equity method investees	15	13	23	20
Allowance for equity funds used during construction	9	15	15	31
Interest income	28	17	47	43
Gains on disposal of assets - net	9	5	48	12
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(13)	(1)	(15)	(54)
Other - net	(16)	2	(17)	10
Total other deductions - net	(215)	(164)	(384)	(364)

INCOME BEFORE INCOME TAXES	494	441	1,264	824

INCOME TAXES	77	71	291	90

NET INCOME	$417	$370	$973	$734

Earnings per share of common stock:
Basic	$1.02	$0.92	$2.38	$1.82
Assuming dilution	$1.01	$0.91	$2.37	$1.81

Dividends per share of common stock	$0.50	$0.4725	$1.00	$0.9450

Weighted-average number of common shares outstanding:
Basic	408.9	403.7	408.2	403.0
Assuming dilution	411.4	406.4	410.7	405.6

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in NextEra Energy's and FPL's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2010	December 31, 2009
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$47,159	$46,330
Nuclear fuel	1,441	1,414
Construction work in progress	3,580	2,425
Less accumulated depreciation and amortization	(14,602)	(14,091)
Total property, plant and equipment - net ($1,480 related to VIEs at June 30, 2010)	37,578	36,078

CURRENT ASSETS
Cash and cash equivalents	829	238
Customer receivables, net of allowances of $17 and $23, respectively	1,485	1,431
Other receivables, net of allowances of $1 and $1, respectively	540	816
Materials, supplies and fossil fuel inventory	826	877
Regulatory assets:
Deferred clause and franchise expenses	106	69
Securitized storm-recovery costs	72	69
Derivatives	245	68
Other	4	3
Derivatives	470	357
Other	722	409
Total current assets	5,299	4,337

OTHER ASSETS
Special use funds	3,372	3,390
Other investments	943	935
Prepaid benefit costs	1,212	1,184
Regulatory assets:
Securitized storm-recovery costs ($376 related to a VIE at June 30, 2010)	613	644
Deferred clause expenses	215	-
Other	327	265
Other	1,650	1,625
Total other assets	8,332	8,043

TOTAL ASSETS	$51,209	$48,458

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,173	5,055
Retained earnings	8,303	7,739
Accumulated other comprehensive income	49	169
Total common shareholders' equity	13,529	12,967
Long-term debt ($858 related to VIEs at June 30, 2010)	17,171	16,300
Total capitalization	30,700	29,267

CURRENT LIABILITIES
Commercial paper	1,716	2,020
Notes payable	250	-
Current maturities of long-term debt	1,056	569
Accounts payable	1,316	992
Customer deposits	635	613
Accrued interest and taxes	606	466
Regulatory liabilities:
Deferred clause and franchise revenues	29	377
Pension	2	2
Derivatives	516	221
Other	1,000	1,189
Total current liabilities	7,126	6,449

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,447	2,418
Accumulated deferred income taxes	5,242	4,860
Regulatory liabilities:
Accrued asset removal costs	2,211	2,251
Asset retirement obligation regulatory expense difference	623	671
Pension	15	16
Other	276	244
Derivatives	320	170
Other ($883 related to VIEs at June 30, 2010)	2,249	2,112
Total other liabilities and deferred credits	13,383	12,742

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$51,209	$48,458

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$973	$734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	800	844
Nuclear fuel amortization	140	119
Unrealized (gains) losses on marked to market energy contracts	(291)	27
Deferred income taxes	280	73
Cost recovery clauses and franchise fees	(600)	268
Change in prepaid option premiums and derivative settlements	166	62
Equity in earnings of equity method investees	(23)	(20)
Distributions of earnings from equity method investees	21	30
Changes in operating assets and liabilities:
Customer receivables	(54)	(5)
Other receivables	17	17
Materials, supplies and fossil fuel inventory	51	62
Other current assets	(205)	(63)
Other assets	95	(30)
Accounts payable	360	59
Customer deposits	22	17
Margin cash collateral	(20)	(192)
Income taxes	(4)	13
Interest and other taxes	151	160
Other current liabilities	(87)	(28)
Other liabilities	(35)	31
Other - net	(9)	(34)
Net cash provided by operating activities	1,748	2,144

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,462)	(1,159)
Independent power and other investments of NextEra Energy Resources	(1,168)	(1,099)
Cash grants under the American Recovery and Reinvestment Act of 2009	511	-
Funds received from a spent fuel settlement	-	86
Nuclear fuel purchases	(98)	(167)
Other capital expenditures	(29)	(20)
Sale of independent power investments	16	5
Proceeds from sale of securities in special use funds	3,063	1,711
Purchases of securities in special use funds	(3,123)	(1,750)
Proceeds from sale of other securities	438	286
Purchases of other securities	(427)	(320)
Other - net	(4)	6
Net cash used in investing activities	(2,283)	(2,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,585	2,372
Retirements of long-term debt	(269)	(1,314)
Sale of differential membership interests	190	-
Net change in short-term debt	(54)	(743)
Issuances of common stock	69	83
Dividends on common stock	(410)	(382)
Other - net	15	2
Net cash provided by financing activities	1,126	18

Net increase (decrease) in cash and cash equivalents	591	(259)
Cash and cash equivalents at beginning of period	238	535
Cash and cash equivalents at end of period	$829	$276

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$555	$851

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

OPERATING REVENUES	$2,580	$2,864	$4,908	$5,437

OPERATING EXPENSES
Fuel, purchased power and interchange	1,205	1,554	2,312	3,024
Other operations and maintenance	424	376	797	715
Depreciation and amortization	193	273	422	523
Taxes other than income taxes and other	257	265	483	517
Total operating expenses	2,079	2,468	4,014	4,779

OPERATING INCOME	501	396	894	658

OTHER INCOME (DEDUCTIONS)
Interest expense	(91)	(79)	(179)	(156)
Allowance for equity funds used during construction	9	15	15	31
Other - net	(1)	(1)	-	(4)
Total other deductions - net	(83)	(65)	(164)	(129)

INCOME BEFORE INCOME TAXES	418	331	730	529

INCOME TAXES	153	118	274	189

NET INCOME	$265	$213	$456	$340

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2010	December 31, 2009
ELECTRIC UTILITY PLANT
Plant in service	$29,096	$28,677
Nuclear fuel	712	756
Construction work in progress	2,075	1,549
Less accumulated depreciation and amortization	(10,760)	(10,578)
Electric utility plant - net	21,123	20,404

CURRENT ASSETS
Cash and cash equivalents	379	83
Customer receivables, net of allowances of $14 and $21, respectively	833	838
Other receivables, net of allowances of $1 and $1, respectively	193	182
Materials, supplies and fossil fuel inventory	469	529
Regulatory assets:
Deferred clause and franchise expenses	106	69
Securitized storm-recovery costs	72	69
Derivatives	245	68
Other	253	123
Total current assets	2,550	1,961

OTHER ASSETS
Special use funds	2,413	2,408
Prepaid benefit costs	1,033	1,017
Regulatory assets:
Securitized storm-recovery costs ($376 related to a VIE at June 30, 2010)	613	644
Deferred clause expenses	215	-
Other	277	214
Other	190	164
Total other assets	4,741	4,447

TOTAL ASSETS	$28,414	$26,812

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,529	4,393
Retained earnings	3,125	2,670
Total common shareholder's equity	9,027	8,436
Long-term debt ($507 related to a VIE at June 30, 2010)	6,292	5,794
Total capitalization	15,319	14,230

CURRENT LIABILITIES
Commercial paper	639	818
Notes payable	250	-
Current maturities of long-term debt	43	42
Accounts payable	873	539
Customer deposits	629	607
Accrued interest and taxes	593	303
Regulatory liabilities - deferred clause and franchise revenues	29	377
Derivatives	254	77
Other	439	659
Total current liabilities	3,749	3,422

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,882	1,833
Accumulated deferred income taxes	3,715	3,509
Regulatory liabilities:
Accrued asset removal costs	2,211	2,251
Asset retirement obligation regulatory expense difference	623	671
Other	276	244
Other	639	652
Total other liabilities and deferred credits	9,346	9,160

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$28,414	$26,812

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$456	$340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	422	523
Nuclear fuel amortization	66	59
Deferred income taxes	135	308
Cost recovery clauses and franchise fees	(600)	268
Changes in operating assets and liabilities:
Customer receivables	4	(63)
Other receivables	(15)	56
Materials, supplies and fossil fuel inventory	59	(9)
Other current assets	(99)	(58)
Other assets	16	(39)
Accounts payable	330	107
Customer deposits	23	17
Income taxes	54	(357)
Interest and other taxes	145	123
Other current liabilities	(18)	11
Other liabilities	(3)	20
Other - net	41	(30)
Net cash provided by operating activities	1,016	1,276

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,462)	(1,159)
Cash grants under the American Recovery and Reinvestment Act of 2009	85	-
Funds received from a spent fuel settlement	-	71
Nuclear fuel purchases	(24)	(90)
Proceeds from sale of securities in special use funds	2,425	1,198
Purchases of securities in special use funds	(2,472)	(1,219)
Other - net	32	1
Net cash used in investing activities	(1,416)	(1,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	514	493
Retirements of long-term debt	(22)	(245)
Net change in short-term debt	71	(25)
Capital contribution from NextEra Energy	135	-
Dividends	-	(325)
Other - net	(2)	3
Net cash provided by (used in) financing activities	696	(99)

Net increase (decrease) in cash and cash equivalents	296	(21)
Cash and cash equivalents at beginning of period	83	120
Cash and cash equivalents at end of period	$379	$99

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$294	$383

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2009 Form 10-K for NextEra Energy and FPL.  In the opinion of NextEra Energy and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

NextEra Energy sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NextEra Energy and its subsidiaries and has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees (collectively, pension benefits).  In addition to pension benefits, NextEra Energy sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of NextEra Energy and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
				(millions)

Service cost	$15	$13	$1	$2	$30	$26	$3	$2
Interest cost	25	27	6	6	51	55	11	12
Expected return on plan assets	(60)	(60)	(1)	(1)	(120)	(119)	(1)	(1)
Amortization of transition obligation	-	-	1	1	-	-	2	2
Amortization of prior service benefit	(1)	(1)	-	-	(2)	(2)	-	-
Amortization of gains	-	(5)	-	-	-	(12)	-	-
Net periodic benefit (income) cost at NextEra Energy	$(21)	$(26)	$7	$8	$(41)	$(52)	$15	$15
Net periodic benefit (income) cost at FPL	$(14)	$(18)	$6	$6	$(28)	$(37)	$11	$11

2.  Derivative Instruments

NextEra Energy and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt, and to optimize the value of NextEra Energy Resources' power generation assets.

With respect to commodities related to NextEra Energy's competitive energy business, NextEra Energy Resources employs rigorous risk management procedures in order to optimize the value of its power generation assets, provide full energy and capacity requirements services primarily to distribution utilities, and engage in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter markets, depending on the most favorable credit terms and market execution factors.  For NextEra Energy Resources' power generation assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge the expected energy output of these assets for the portion of the output that is not covered by long-term power purchase agreements (PPA).  These hedges protect NextEra Energy Resources against adverse changes in the wholesale forward commodity markets associated with its generation assets.  With regard to full energy and capacity requirements services, NextEra Energy Resources is required to vary the quantity of energy and related services based on the load demands of the customer served by the distribution utility.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and protect against unfavorable changes in the forward energy markets.  Additionally, NextEra Energy Resources takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions.  NextEra Energy Resources uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

Derivative instruments, when required to be marked to market, are recorded on NextEra Energy's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For NextEra Energy's non-rate regulated operations, predominantly NextEra Energy Resources, unless hedge accounting is applied, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NextEra Energy's condensed consolidated statements of income.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.

While most of NextEra Energy Resources' derivatives are entered into for the purpose of managing commodity price risk, and to reduce the impact of volatility in interest rates stemming from changes in variable interest rates on outstanding debt, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  NextEra Energy believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  Generally, NextEra Energy assesses a hedging instrument's effectiveness by using regression analysis for commodity contracts, and nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item for interest rate swaps and foreign currency derivative instruments.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 6.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.

In January 2010, NextEra Energy discontinued hedge accounting for its cash flow hedges related to commodity derivative instruments.  NextEra Energy continues to apply hedge accounting to certain interest rate and foreign currency hedges.  At June 30, 2010, NextEra Energy's accumulated other comprehensive income (AOCI) included amounts related to the discontinued commodity cash flow hedges which have expiration dates through December 2012.  Additionally, at June 30, 2010, NextEra Energy had interest rate cash flow hedges with expiration dates through January 2027 and a foreign currency cash flow hedge that expires in December 2011.

The net fair values of NextEra Energy's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	NextEra Energy		FPL
	June 30, 2010	December 31, 2009	June 30, 2010		December 31, 2009
	(millions)

Current derivative assets(a)	$470	$357	$8	(b)	$10	(b)
Noncurrent other assets(c)	476	329	2		4
Current derivative liabilities(d)	(516)	(221)	(254)		(77)
Noncurrent derivative liabilities(e)	(320)	(170)	(28	)(f)	(1	)(f)
Total mark-to-market derivative instrument assets (liabilities)	$110	$295	$(272)		$(64)
____________________________________

(a)	At June 30, 2010 and December 31, 2009, NextEra Energy's balances reflect the netting of $14 million and $4 million (none at FPL), respectively, in margin cash collateral received from counterparties.
(b)	Included in current other assets on FPL's condensed consolidated balance sheets.
(c)	At December 31, 2009, NextEra Energy's balances reflect the netting of $1 million (none at FPL) in margin cash collateral received from counterparties.
(d)	At June 30, 2010 and December 31, 2009, NextEra Energy's balances reflect the netting of $74 million and $75 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(e)	At June 30, 2010, NextEra Energy's balance reflects the netting of $44 million (none at FPL) in margin cash collateral provided to counterparties.
(f)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At June 30, 2010 and December 31, 2009, NextEra Energy had approximately $13 million and $18 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at June 30, 2010 and December 31, 2009, NextEra Energy had approximately $66 million and $95 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, NextEra Energy uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NextEra Energy’s and FPL’s net derivative positions at June 30, 2010 and December 31, 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NextEra Energy's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	June 30, 2010		December 31, 2009
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$-	$-	$54	$1
Current derivative liabilities	-	-	45	4
Noncurrent other assets	-	-	44	2
Noncurrent derivative liabilities	-	-	8	13
Interest rate swaps:
Current derivative assets	16	-	-	-
Current derivative liabilities	-	55	-	51
Noncurrent other assets	7	-	61	-
Noncurrent derivative liabilities	-	62	-	27
Foreign currency swap:
Current derivative liabilities	-	3	-	-
Noncurrent other assets	13	-	5	-
Total	$36	$120	$217	$98

Gains (losses) related to NextEra Energy's cash flow hedges are recorded on NextEra Energy's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended June 30,
	2010							2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total	Commodity Contracts		Interest Rate Swaps		Total
	(millions)

Gains (losses) recognized in OCI	$-		$(72)		$8		$(64)	$5		$53		$58
Gains (losses) reclassified from AOCI to net income	$32	(a)	$(9	)(b)	$8	(c)	$31	$60	(a)	$(5	)(b)	$55
Gains (losses) recognized in income(d)	$-		$-		$-		$-	$(1	)(a)	$-		$(1)
__________________________________

(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	$1 million loss is included in interest expense and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.

	Six Months Ended June 30,
	2010							2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total	Commodity Contracts		Interest Rate Swaps		Total
	(millions)

Gains (losses) recognized in OCI	$19		$(106)		$4		$(83)	$157		$48		$205
Gains (losses) reclassified from AOCI to net income	$68	(a)	$(26	)(b)	$6	(c)	$48	$83	(a)	$(14	)(b)	$69
Gains (losses) recognized in income(d)	$1	(a)	$-		$-		$1	$9	(a)	$-		$9
__________________________________

(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	$1 million loss is included in interest expense and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.

For the three and six months ended June 30, 2010, NextEra Energy recorded a gain of $4 million and $4 million, respectively, on two fair value hedges which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in the related debt.  For the three and six months ended June 30, 2009, NextEra Energy recorded a loss of $6 million and $5 million, respectively, on a fair value hedge which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding reduction of the related debt.

The fair values of NextEra Energy's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	June 30, 2010						December 31, 2009
	NextEra Energy		FPL				NextEra Energy		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$705	$237	$8	(a)	$-		$611	$303	$11	(a)	$1	(a)
Current derivative liabilities	1,712	2,243	5		259		1,002	1,288	18		95
Noncurrent other assets	621	166	2		-		921	699	4		-
Noncurrent derivative liabilities	1,166	1,468	2	(b)	30	(b)	128	260	-		1	(b)
Foreign currency swap:
Current derivative liabilities	-	1	-		-		-	-	-		-
Noncurrent other assets	1	-	-		-		-	-	-		-
Noncurrent derivative liabilities	-	-	-		-		-	6	-		-
Total	$4,205	$4,115	$17		$289		$2,662	$2,556	$33		$97
__________________________________

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.
(b)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NextEra Energy's derivatives not designated as hedging instruments are recorded on NextEra Energy's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(millions)
Commodity contracts:
Operating revenues	$(9	)(a)	$20	(a)	$261	(a)	$132	(a)
Fuel, purchased power and interchange	27		1		94		28
Foreign currency swap:
Other - net	7		4		5		(9)
Total	$25		$25		$360		$151
__________________________________

(a)
In addition, for the three and six months ended June 30, 2010, FPL recorded approximately $63 million of gains and $392 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.  For the three and six months ended June 30, 2009, FPL recorded losses of approximately $21 million and $546 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NextEra Energy's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NextEra Energy's and FPL's overall net economic exposure because NextEra Energy and FPL do not use derivative instruments to hedge all of their commodity exposures.  At June 30, 2010, NextEra Energy and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NextEra Energy		FPL
	(millions)

Power	(30	) mwh(a)	-
Natural gas	608	mmbtu(b)	782	mmbtu(b)
Oil	1	barrels	2	barrels
__________________________________

(a)	Megawatt-hours
(b)	One million British thermal units

At June 30, 2010, NextEra Energy had 17 interest rate swaps with a notional amount totaling approximately $2.7 billion and two foreign currency swaps with a notional amount totaling approximately $290 million.

Certain of NextEra Energy's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At June 30, 2010, the aggregate fair value of NextEra Energy's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.6 billion ($0.3 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, NextEra Energy or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL Group Capital’s or FPL’s credit ratings were downgraded to BBB (a two level downgrade for FPL and a one level downgrade for FPL Group Capital from the current lowest applicable rating), NextEra Energy would be required to post collateral such that the total posted collateral would be approximately $450 million ($130 million at FPL).  If FPL Group Capital’s and FPL’s credit ratings were downgraded to below investment grade, NextEra Energy would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($0.8 billion at FPL).  Some contracts at NextEra Energy, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NextEra Energy could be required to post additional collateral of up to approximately $500 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At June 30, 2010, NextEra Energy had posted approximately $175 million (none at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and FPL Group Capital have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, NextEra Energy and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

3.  Fair Value Measurements

NextEra Energy and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis.  NextEra Energy's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.  NextEra Energy and FPL primarily hold investments in money market funds.  The fair value of these funds is calculated using current market prices.

Special Use Funds and Other Investments - NextEra Energy and FPL hold primarily debt and equity securities directly as well as equity securities indirectly through commingled funds.  Substantially all equity securities are valued by the custodian at their quoted market prices.  Commingled funds, which are similar to mutual funds, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives.  The fair value of commingled funds is primarily derived from the quoted prices in active markets of the underlying securities.  Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.  For debt securities, the custodian obtains multiple prices and price types from pricing vendors whenever possible, which enables cross-provider validations.  A primary price source is identified by the custodian based on asset type, class or issue of each security.

Derivative Instruments - NextEra Energy and FPL measure the fair value of commodity contracts on a daily basis using prices observed on commodities exchanges and in the over-the-counter markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.  Non-performance risk is also considered in the determination of fair value for all derivative assets and liabilities, including the consideration of a credit valuation adjustment.

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

NextEra Energy and FPL also enter into over-the-counter commodity contract derivatives.  The majority of these contracts are transacted at liquid trading points, and the prices for these contracts are verified using quoted prices in active markets from exchanges, brokers or pricing services for similar contracts.  In instances where the reference exchange markets are deemed to be inactive or do not have a similar contract that trades on an exchange, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs.  In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points.

NextEra Energy, through NextEra Energy Resources, also enters into load serving contracts, which, in many cases, meet the definition of derivatives and are measured at fair value.  These contracts typically have one or more inputs that are not observable and are significant to the valuation of the contract.  In addition, certain exchange and non-exchange traded derivative options at NextEra Energy have one or more significant inputs that are not observable, and are valued using industry-standard option models.

In all cases where NextEra Energy and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  This includes, but is not limited to, assumptions about market liquidity, volatility and contract duration.

NextEra Energy uses interest rate and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related to certain debt issuances.  NextEra Energy estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements.  Non-performance risk is also considered in the determination of fair value for all derivative assets and liabilities, including the consideration of a credit valuation adjustment.

NextEra Energy's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2010
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$-	$361		$-	$-	$361
FPL - equity securities	$-	$154		$-	$-	$154
Special use funds:
NextEra Energy:
Equity securities	$573	$946	(b)	$-	$-	$1,519
U.S. Government and municipal bonds	$602	$102		$-	$-	$704
Corporate debt securities	$-	$430		$-	$-	$430
Mortgage-backed securities	$-	$560		$-	$-	$560
Other debt securities	$-	$96		$-	$-	$96
FPL:
Equity securities	$105	$825	(b)	$-	$-	$930
U.S. Government and municipal bonds	$515	$86		$-	$-	$601
Corporate debt securities	$-	$324		$-	$-	$324
Mortgage-backed securities	$-	$437		$-	$-	$437
Other debt securities	$-	$43		$-	$-	$43
Other investments:
NextEra Energy:
Equity securities	$2	$3		$-	$-	$5
U.S. Government and municipal bonds	$20	$-		$-	$-	$20
Corporate debt securities	$-	$32		$-	$-	$32
Mortgage-backed securities	$-	$48		$-	$-	$48
Other	$5	$12		$-	$-	$17
Derivatives:
NextEra Energy:
Commodity contracts	$1,751	$1,461		$994	$(3,297)	$909	(c)
Interest rate swaps	$-	$23		$-	$-	$23	(c)
Foreign currency swaps	$-	$14		$-	$-	$14	(c)
FPL - commodity contracts	$-	$7		$10	$(7)	$10	(c)
Liabilities:
Derivatives:
NextEra Energy:
Commodity contracts	$1,838	$1,631		$647	$(3,401)	$715	(c)
Interest rate swaps	$-	$117		$-	$-	$117	(c)
Foreign currency swaps	$-	$4		$-	$-	$4	(c)
FPL - commodity contracts	$-	$286		$3	$(7)	$282	(c)
__________________________________

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At NextEra Energy, approximately $869 million ($787 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NextEra Energy's and FPL's condensed consolidated balance sheets.

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$-	$79		$-	$-	$79
FPL - equity securities	$-	$43		$-	$-	$43
Special use funds:
NextEra Energy:
Equity securities	$657	$1,048	(b)	$-	$-	$1,705
U.S. Government and municipal bonds	$275	$299		$-	$-	$574
Corporate debt securities	$-	$452		$-	$-	$452
Mortgage-backed securities	$-	$618		$-	$-	$618
Other debt securities	$-	$41		$-	$-	$41
FPL:
Equity securities	$104	$920	(b)	$-	$-	$1,024
U.S. Government and municipal bonds	$230	$278		$-	$-	$508
Corporate debt securities	$-	$346		$-	$-	$346
Mortgage-backed securities	$-	$503		$-	$-	$503
Other debt securities	$-	$27		$-	$-	$27
Other investments:
NextEra Energy:
Equity securities	$3	$4		$-	$-	$7
U.S. Government and municipal bonds	$-	$38		$-	$-	$38
Corporate debt securities	$-	$35		$-	$-	$35
Mortgage-backed securities	$-	$31		$-	$-	$31
Other	$4	$-		$-	$-	$4
Derivatives:
NextEra Energy	$988	$1,089		$801	$(2,192)	$686	(c)
FPL	$-	$20		$13	$(19)	$14	(c)
Liabilities:
Derivatives:
NextEra Energy	$1,110	$1,106		$437	$(2,262)	$391	(c)
FPL	$-	$95		$2	$(19)	$78	(c)
__________________________________

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At NextEra Energy, approximately $918 million ($836 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NextEra Energy's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2010		2009
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Fair value of derivatives based on significant unobservable inputs at March 31	$549	$10	$539	$5
Realized and unrealized gains (losses):
Included in earnings(a)	(110)	-	47	-
Included in regulatory assets and liabilities	(1)	(1)	-	-
Settlements and net option premiums	(69)	(2)	(116)	3
Net transfers in/out(b)	(22)	-	15	-
Fair value of net derivatives based on significant unobservable inputs at June 30	$347	$7	$485	$8
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(99)	$-	$49	$-
__________________________________

(a)
For the three months ended June 30, 2010 and 2009, $(109) million and $47 million, respectively, of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended June 30, 2010, $(1) million of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three months ended June 30, 2010, gross transfers of $1 million into Level 3 were a result of decreased observability of market data, and gross transfers of $23 million from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended June 30, 2010 and 2009, $(98) million and $49 million, respectively, of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended June 30, 2010, $(1) million of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

	Six Months Ended June 30,
	2010		2009
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$364	$11	$404	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	350	-	385	-
Included in regulatory assets and liabilities	(1)	(1)	5	5
Settlements and net option premiums	(338)	(3)	(246)	5
Net transfers in/out(b)	(28)	-	(63)	(1)
Fair value of net derivatives based on significant unobservable inputs at June 30	$347	$7	$485	$8
The amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$237	$-	$321	$1
__________________________________

(a)
For the six months ended June 30, 2010 and 2009, $343 million and $385 million, respectively, of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the six months ended June 30, 2010, $7 million of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the six months ended June 30, 2010, gross transfers of $2 million into Level 3 were a result of decreased observability of market data, and gross transfers of $30 million from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the six months ended June 30, 2010 and 2009, $233 million and $321 million, respectively, of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the six months ended June 30, 2010, $4 million of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

4.  Financial Instruments

NextEra Energy and FPL adopted new accounting and disclosure provisions related to other than temporary impairments and the fair value of financial instruments beginning April 1, 2009.  Under the new accounting provisions, an investment in a debt security is required to be assessed for an other than temporary impairment based on whether the entity has an intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized cost basis.  Additionally, if the entity does not expect to recover the amortized cost of a debt security, an impairment is recognized in earnings equal to the estimated credit loss.  For debt securities held as of April 1, 2009 for which an other than temporary impairment had been previously recognized but for which assessment under the new accounting provisions indicated the impairment was temporary, NextEra Energy recorded an adjustment to increase April 1, 2009 retained earnings by approximately $5 million with a corresponding reduction in AOCI.

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At June 30, 2010 and December 31, 2009, other investments of NextEra Energy, not included in the table below, included financial instruments of approximately $50 million and $39 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	June 30, 2010				December 31, 2009
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NextEra Energy:
Special use funds	$3,372	(a)	$3,372	(b)	$3,390	(a)	$3,390	(b)
Other investments:
Notes receivable	$530		$553	(c)	$534		$556	(c)
Debt securities	$112	(d)	$112	(b)	$104	(d)	$104	(b)
Equity securities	$52		$120	(e)	$45		$105	(e)
Long-term debt, including current maturities	$18,227		$19,193	(f)	$16,869		$17,256	(f)
Interest rate swaps - net unrealized losses	$(94)		$(94	)(g)	$(17)		$(17	)(g)
Foreign currency swaps - net unrealized gains (losses)	$10		$10	(g)	$(1)		$(1	)(g)

FPL:
Special use funds	$2,413	(a)	$2,413	(b)	$2,408	(a)	$2,408	(b)
Long-term debt, including current maturities	$6,335		$6,988	(f)	$5,836		$6,055	(f)
__________________________________

(a)
At June 30, 2010, includes $8 million of cash, $50 million of investments accounted for under the equity method and $5 million of loans not measured at fair value on a recurring basis (none, $75 million and $3 million, respectively, for FPL).  For the remaining balance, see Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,735 million and $1,327 million, respectively, at June 30, 2010 and $1,638 million and $1,396 million, respectively, at December 31, 2009 ($1,353 million and $843 million, respectively, at June 30, 2010 and $1,344 million and $873 million, respectively, at December 31, 2009 for FPL).

(b)	Based on quoted market prices for these or similar issues.
(c)
Classified as held to maturity.  Based on market prices provided by external sources.  Notes receivable bear interest at variable rates based on an underlying index plus a margin and mature from 2014 to 2029.

(d)	Classified as trading securities.
(e)	Modeled internally based on latest market data.
(f)	Provided by external sources based on market prices indicative of market conditions.
(g)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $125 million and NextEra Energy's and FPL's nuclear decommissioning fund assets of $3,247 million and $2,288 million, respectively, at June 30, 2010.  The majority of investments held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, market adjustments, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NextEra Energy's non-rate regulated operations, market adjustments result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as a loss in NextEra Energy's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2010 of approximately six years at both NextEra Energy and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2010 of approximately three years.  The cost of securities sold is determined using the specific identification method.

The approximate realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	Three Months Ended June 30,				Six Months Ended June 30, 2010
	2010		2009
	NextEra Energy	FPL	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Realized gains	$17	$7	$10	$5	$62	$31
Realized losses	$4	$3	$12	$11	$14	$11
Proceeds from sale of securities	$1,163	$817	$835	$682	$3,063	$2,425

The unrealized gains on available for sale securities are as follows:

	June 30, 2010		December 31, 2009
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Equity securities	$286	$180	$400	$240
U.S. Government and municipal bonds	$26	$23	$14	$13
Corporate debt securities	$24	$19	$21	$16
Mortgage-backed securities	$27	$22	$22	$18
Other debt securities	$3	$2	$1	$1

The total unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	June 30, 2010				December 31, 2009
	NextEra Energy(a)		FPL(a)		NextEra Energy(a)		FPL(a)
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(millions)

U.S. Government and municipal bonds	$-	$21	$-	$17	$6	$255	$5	$207
Corporate debt securities	$1	$48	$1	$35	$2	$104	$1	$84
Mortgage-backed securities	$1	$13	$1	$9	$4	$225	$3	$184
Other debt securities	$-	$13	$-	$8	$-	$10	$-	$8
__________________________________

(a)
At June 30, 2010 and December 31, 2009, NextEra Energy had 10 securities and 47 securities, respectively, in an unrealized loss position for greater than twelve months, including 1 security and 18 securities, respectively, for FPL.  The total unrealized loss on these securities was less than $1 million and approximately $3 million, respectively, and the fair value was approximately $4 million and $37 million, respectively, for NextEra Energy, including less than $1 million and approximately $2 million, respectively, of unrealized losses with a fair value of approximately $1 million and $25 million, respectively, for FPL.  Consistent with regulatory treatment for FPL, marketable securities held in special use funds are classified as available for sale and are carried at market value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.

Regulations issued by the Federal Energy Regulatory Commission (FERC) and the U.S. Nuclear Regulatory Commission (NRC) provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of NextEra Energy or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NextEra Energy Resources' nuclear plants are contained in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for NextEra Energy Resources' Seabrook Station (Seabrook) nuclear plant, decommissioning fund contributions and withdrawals are also regulated by the Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of NextEra Energy and FPL and rules of the applicable regulatory authorities.  The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps - NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.

5.  Income Taxes

NextEra Energy's effective income tax rate for the three months ended June 30, 2010 and 2009 was approximately 16% and 16%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $89 million and $69 million, respectively, related to NextEra Energy Resources' wind projects.  PTCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of pretax income and wind generation.  The corresponding rates and amounts for the six months ended June 30, 2010 and 2009 were approximately 23% and 11%, respectively, and approximately $164 million and $141 million, respectively.

NextEra Energy recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  NextEra Energy uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

NextEra Energy's effective income tax rate for the three months ended June 30, 2010 and 2009 also reflects a $16 million and a $17 million, respectively, deferred tax benefit associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009 (Recovery Act) for certain wind projects expected to be placed in service.  The corresponding amounts for the six months ended June 30, 2010 and 2009 were $30 million and $32 million.

NextEra Energy's effective income tax rate for the six months ended June 30, 2009 also reflected the following:

●	an approximately $18 million benefit (foreign tax benefit) reflecting the reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations; and
●	a $17 million benefit (state tax benefit) related to a change in state tax law that extended the carry forward period of ITCs on certain wind projects.

6.  Comprehensive Income

NextEra Energy's comprehensive income is as follows:

	Three Months Ended June 30,
	2010	2009
	(millions)

Net income of NextEra Energy	$417	$370
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $24 tax benefit and $23 tax expense, respectively)	(40)	35
Reclassification from AOCI to net income (net of $13 and $23 tax benefit, respectively)	(18)	(32)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $22 tax benefit and $36 tax expense, respectively)	(32)	50
Reclassification from AOCI to net income (net of $4 and $1 tax benefit, respectively)	(5)	(1)
Defined benefit pension and other benefits plans (net of $1 tax benefit)	-	(1)
Net unrealized gains (losses) on foreign currency translation (net of $6 tax benefit and $3 tax expense, respectively)	(12)	6
Comprehensive income of NextEra Energy	$310	$427

	Six Months Ended June 30,
	2010	2009
	(millions)

Net income of NextEra Energy	$973	$734
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $30 tax benefit and $83 tax expense, respectively)	(52)	122
Reclassification from AOCI to net income (net of $21 and $27 tax benefit, respectively)	(27)	(38)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $6 tax benefit and $36 tax expense, respectively)	(13)	51
Reclassification from AOCI to net income (net of $11 and $3 tax benefit, respectively)	(14)	(4)
Defined benefit pension and other benefits plans (net of $1 tax benefit)	-	(2)
Net unrealized gains (losses) on foreign currency translation (net of $7 tax benefit and $2 tax expense, respectively)	(14)	3
Comprehensive income of NextEra Energy	$853	$866

Approximately $12 million of gains included in NextEra Energy's AOCI at June 30, 2010, related to derivative instruments, are expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or principal and/or interest payments are made.  Such amount assumes no change in fuel prices, power prices, interest rates or scheduled principal payments.  AOCI is separately displayed on the condensed consolidated balance sheets of NextEra Energy.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities

Effective January 1, 2010, NextEra Energy and FPL adopted new accounting guidance which modified the consolidation model in previous guidance and expanded the disclosures related to variable interest entities (VIE).  An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Upon adoption of this new accounting guidance, neither NextEra Energy nor FPL was required to consolidate any additional VIEs or deconsolidate any VIEs.  As of June 30, 2010, NextEra Energy has six VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the Florida Public Service Commission (FPSC).  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $459 million at June 30, 2010 and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on NextEra Energy's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $562 million at June 30, 2010 and consisted primarily of storm-recovery bonds, which are included in long-term debt on NextEra Energy's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended June 30, 2010 and 2009, FPL purchased 373,152 mwh and 335,064 mwh, respectively, from the facility at a total cost of approximately $46 million and $41 million, respectively.  During the six months ended June 30, 2010 and 2009, FPL purchased 735,542 mwh and 808,829 mwh, respectively, from the facility at a total cost of approximately $91 million and $83 million, respectively.

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

In March 2010, FPL terminated its nuclear fuel lease agreements with a VIE from which it had previously leased nuclear fuel.  Upon termination of the lease agreements, FPL no longer consolidates the VIE since it no longer has a variable interest in the lessor.  Upon deconsolidation, FPL did not recognize any gain or loss and there was no significant effect on NextEra Energy’s and FPL’s condensed consolidated balance sheets.

NextEra Energy Resources - NextEra Energy consolidates four NextEra Energy Resources’ VIEs.  NextEra Energy Resources is considered the primary beneficiary of these VIEs since NextEra Energy Resources controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

Two of NextEra Energy Resources’ VIEs consolidate several entities which own and operate natural gas and/or oil electric generating facilities with the capability of producing a total of 778 mw.  These VIEs sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2018 through 2022.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  These VIEs use both third party debt and equity to finance their operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $309 million and $226 million, respectively, at June 30, 2010 and consisted primarily of property, plant and equipment and long-term debt.

The other two NextEra Energy Resources’ VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 768 mw and an entity which owns and operates a 78 mile, 230 kilovolt transmission line.  These VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2026 through 2034.  The VIEs use both third-party debt and equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $1.2 billion and $1.2 billion, respectively, at June 30, 2010, and consisted primarily of property, plant and equipment, and a deferred liability associated with the differential membership interests (recorded in other liabilities on NextEra Energy's condensed consolidated balance sheet) and long-term debt.

Other - As of June 30, 2010, several NextEra Energy subsidiaries have investments totaling approximately $629 million ($419 million at FPL) in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NextEra Energy's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  NextEra Energy is considered the primary beneficiary and therefore consolidates one of these entities with total assets of approximately $50 million.  NextEra Energy is considered the primary beneficiary of this entity because FPL and NextEra Energy Resources are each equal and the only investors in this entity, and combined they absorb substantially all of the expected losses and residual returns.  With respect to the other entities, NextEra Energy subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because NextEra Energy subsidiaries do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

8.  Common Stock

Earnings Per Share - The reconciliation of NextEra Energy's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions, except per share amounts)

Numerator - net income	$417	$370	$973	$734

Denominator:
Weighted-average number of common shares outstanding - basic	408.9	403.7	408.2	403.0
Restricted stock, performance share awards, options, warrants and equity units(a)	2.5	2.7	2.5	2.6
Weighted-average number of common shares outstanding - assuming dilution	411.4	406.4	410.7	405.6

Earnings per share of common stock:
Basic	$1.02	$0.92	$2.38	$1.82
Assuming dilution	$1.01	$0.91	$2.37	$1.81
__________________________________

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

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 7.8 million and 0.8 million for the three months ended June 30, 2010 and 2009, respectively, and 8.7 million and 0.9 million for the six months ended June 30, 2010 and 2009, respectively.

Continuous Offering of NextEra Energy Common Stock - In January 2009, NextEra Energy entered into an agreement under which NextEra Energy may offer and sell, from time to time, NextEra Energy common stock having a gross sales price of up to $400 million.  During the three and six months ended June 30, 2010, NextEra Energy received gross proceeds through the sale and issuance of common stock under this agreement of approximately $45 million.  Since inception of the agreement through June 30, 2010, NextEra Energy has received gross proceeds through the sale and issuance of common stock under this agreement of approximately $205 million.

9.  Debt

As of June 30, 2010, long-term debt issuances and borrowings by subsidiaries of NextEra Energy during 2010 were as follows:

Date Issued	Company	Debt Issued	Interest Rate		Principal Amount	Maturity Date
					(millions)

February 2010	FPL	First mortgage bonds	5.69%		$500	2040
March 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.56%		$305	2030
April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	Variable	(a)(b)	$255	2027
May 2010	FPL Group Capital	Debentures	2.55%	(b)	$250	2013
June 2010	NextEra Energy Resources subsidiary	Limited recourse term loan	Variable	(a)	$78	2015
__________________________________

(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.

10.  Commitments and Contingencies

Commitments - NextEra Energy and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other primarily include FPL FiberNet, LLC's (FPL FiberNet) costs to meet customer-specific requirements and maintain its fiber-optic network.

At June 30, 2010, estimated planned capital expenditures for the remainder of 2010 through 2014 were as follows:

	2010	2011	2012	2013	2014	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$550	$1,390	$1,790	$500	$110	$4,340
Existing	235	545	490	490	465	2,225
Transmission and distribution	290	600	695	710	545	2,840
Nuclear fuel	60	200	175	250	205	890
General and other	70	100	120	60	125	475
Total	$1,205	$2,835	$3,270	$2,010	$1,450	$10,770

NextEra Energy Resources:
Wind(d)	$355	$45	$10	$10	$5	$425
Nuclear(e)	270	445	315	255	240	1,525
Solar(f)	105	530	345	80	-	1,060
Natural gas	20	75	70	45	20	230
Other(g)	50	90	60	45	50	295
Total	$800	$1,185	$800	$435	$315	$3,535

Corporate and Other(h)	$20	$55	$30	$30	$25	$160
__________________________________

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $28 million, $47 million, $80 million, $86 million and $31 million in 2010 to 2014, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $50 million, $79 million, $67 million and $24 million in 2010 to 2013, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

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

(g)
Consists of capital expenditures that have received applicable internal approvals.  NextEra Energy Resources plans to add natural gas infrastructure projects totaling approximately $400 million to $600 million in 2010 through 2014.

(h)	Consists of capital expenditures that have received applicable internal approvals. Excludes capital expenditures for a transmission line in Texas totaling approximately $800 million by 2014.

NextEra Energy has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  Additionally, at June 30, 2010, subsidiaries of NextEra Energy, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements/contracts, with remaining terms ranging from less than one year to seven years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2010 was approximately $54 million.  At June 30, 2010, NextEra Energy did not have any liabilities recorded for these guarantees.  In certain instances, NextEra Energy can seek recourse from third parties for amounts paid under the guarantees.  At June 30, 2010, the fair value of these guarantees was not material.

Contracts - In addition to the estimated planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 mw annually from mid-2010 through 2015 and 375 mw annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 695 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from December 2010 through 2032.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has one agreement with an electricity supplier to purchase approximately 155 mw of power with an expiration date of 2012.  In general, the agreement requires FPL to make a capacity payment and supply the fuel consumed by the plant under the contract.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction activities, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from October 2010 through 2022, approximately $1.1 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from October 2010 through 2033.

The required capacity and/or minimum payments under the contracts discussed above as of June 30, 2010 were estimated as follows:

	2010	2011	2012	2013	2014	Thereafter
FPL:	(millions)
Capacity payments:(a)
JEA and Southern subsidiaries	$100	$210	$210	$200	$180	$350
Qualifying facilities	$150	$270	$290	$270	$270	$2,890
Other electricity suppliers	$5	$10	$5	$-	$-	$-
Minimum payments, at projected prices:
Natural gas, including transportation and storage(b)	$1,120	$1,495	$615	$405	$395	$4,475
Oil(b)	$-	$120	$-	$-	$-	$-
Coal(b)	$40	$60	$10	$-	$-	$-

NextEra Energy Resources(c)	$860	$335	$240	$80	$65	$765
__________________________________

(a)
Capacity payments under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $137 million and $154 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $286 million and $307 million for the six months ended June 30, 2010 and 2009, respectively.  Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $114 million and $108 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $213 million and $204 million for the six months ended June 30, 2010 and 2009, respectively.

(b)	Recoverable through the fuel clause.
(c)	Includes termination payments associated with wind turbine contracts for projects that have not yet received applicable internal approvals.

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

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, NextEra Energy maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.2 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, NextEra Energy is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  NextEra Energy and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

NextEra Energy participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NextEra Energy also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NextEra Energy's or another participating insured's nuclear plants, NextEra Energy could be assessed up to $164 million ($95 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NextEra Energy and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $3 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and NextEra Energy has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through securitization provisions pursuant to Florida law or through surcharges approved by the FPSC.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NextEra Energy and FPL and could have a material adverse effect on NextEra Energy's and FPL's financial condition and results of operations.

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

In 1995 and 1996, NextEra Energy, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NextEra Energy and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  NextEra Energy has filed an answer to the complaint.  NextEra Energy believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NextEra Energy, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in June 2011.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of renewable energy credits each year during the period from 2002 through 2005 and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  Following a jury trial in 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court’s judgment, ruling that TXU is entitled to recover damages for contract breach against the NextEra Energy Resources Affiliates under a liquidated damages provision in the contracts.  The appellate court has remanded the case back to the trial court for proceedings to determine the amount of damages payable by the NextEra Energy Resources Affiliates under the liquidated damages provision.  As of the date of this report, the NextEra Energy Resources Affiliates plan to seek an en banc rehearing of the appellate court’s decision and/or to appeal the decision to the Texas Supreme Court.

NextEra Energy and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  In addition to the legal proceedings discussed above, NextEra Energy and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which NextEra Energy or FPL has an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by NextEra Energy or FPL.  In the event that NextEra Energy and FPL, or their affiliates, do not prevail in the lawsuits described above or these other legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of the lawsuits described above or these other legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of NextEra Energy or FPL.

Regulatory Proceedings - On March 17, 2010, the FPSC issued its final order (FPSC rate order) with regard to FPL's March 2009 petition requesting, among other things, a permanent base rate increase.  The FPSC rate order, which established new retail base rates for FPL effective March 1, 2010, included an increase in retail base revenues of approximately $75 million on an annualized basis, established a regulatory return on common equity (ROE) of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  The FPSC rate order also directed FPL to reduce depreciation expense related to a depreciation reserve surplus of approximately $895 million over the 2010 to 2013 period.

On April 1, 2010, FPL filed a motion for reconsideration and clarification (FPL motion) asking the FPSC to correct specific computational errors in the FPSC rate order (reconsideration errors) and to clarify an apparent inconsistency relating to the computation of the annual depreciation expense used in setting FPL’s retail base rates (depreciation inconsistency).  Regardless of whether the FPSC ultimately concludes that revenue requirements should be higher or lower than the retail base rates implemented on March 1, 2010, the FPL motion requested that the FPSC resolve the reconsideration errors and depreciation inconsistency through an adjustment to depreciation expense which would keep retail base rates and revenues the same as set forth in the FPSC rate order and currently in effect.  The FPSC's ruling on the FPL motion is pending.  FPL cannot predict the outcome of the FPL motion proceedings before the FPSC, and the outcome could be different from that requested in the FPL motion.

11.  Segment Information

NextEra Energy's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Beginning in 2010, NextEra Energy Resources' financial statements include non-utility interest expense on a deemed capital structure of 70% debt and allocated shared service costs.  These changes were made to reflect an expected average capital structure at FPL Group Capital and more accurately reflect NextEra Energy Resources' operating costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NextEra Energy's segment information is as follows:

	Three Months Ended June 30,
	2010				2009
	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)(c)	Corporate & Other(c)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$2,580	$965	$46	$3,591	$2,864	$911	$36	$3,811
Operating expenses	$2,079	$767	$36	$2,882	$2,468	$710	$28	$3,206
Net income (loss)(b)	$265	$154	$(2)	$417	$213	$163	$(6)	$370

	Six Months Ended June 30,
	2010				2009
	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)(c)	Corporate & Other(c)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$4,908	$2,212	$93	$7,213	$5,437	$2,000	$78	$7,515
Operating expenses	$4,014	$1,478	$73	$5,565	$4,779	$1,486	$62	$6,327
Net income (loss)(b)	$456	$521	$(4)	$973	$340	$391	$3	$734

	June 30, 2010				December 31, 2009
	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated
				(millions)

Total assets	$28,414	$20,999	$1,796	$51,209	$26,812	$20,136	$1,510	$48,458
__________________________________

(a)
NextEra Energy Resources' interest expense is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NextEra Energy Resources subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	See Note 5 for a discussion of NextEra Energy Resources' tax benefits related to PTCs.
(c)	Segment information restated for the changes listed above.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of NextEra Energy, provides funding for, and holds ownership interests in, NextEra Energy's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NextEra Energy.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2010				2009
	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$-	$1,013	$2,578	$3,591	$-	$949	$2,862	$3,811
Operating expenses	(2)	(804)	(2,076)	(2,882)	(1)	(740)	(2,465)	(3,206)
Interest expense	(4)	(156)	(87)	(247)	(4)	(136)	(75)	(215)
Other income (deductions) - net	427	20	(415)	32	382	40	(371)	51
Income (loss) before income taxes	421	73	-	494	377	113	(49)	441
Income tax expense (benefit)	4	(79)	152	77	7	(54)	118	71
Net income (loss)	$417	$152	$(152)	$417	$370	$167	$(167)	$370
__________________________________

(a)	Represents FPL and consolidating adjustments.

	Six Months Ended June 30,
	2010				2009
	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$-	$2,310	$4,903	$7,213	$-	$2,084	$5,431	$7,515
Operating expenses	(2)	(1,554)	(4,009)	(5,565)	(1)	(1,553)	(4,773)	(6,327)
Interest expense	(8)	(307)	(170)	(485)	(8)	(270)	(148)	(426)
Other income (deductions) - net	989	86	(974)	101	756	31	(725)	62
Income (loss) before income taxes	979	535	(250)	1,264	747	292	(215)	824
Income tax expense (benefit)	6	11	274	291	13	(112)	189	90
Net income (loss)	$973	$524	$(524)	$973	$734	$404	$(404)	$734
__________________________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	June 30, 2010				December 31, 2009
	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$19	$20,278	$31,883	$52,180	$2	$19,185	$30,982	$50,169
Less accumulated depreciation and amortization	-	(3,842)	(10,760)	(14,602)	-	(3,513)	(10,578)	(14,091)
Total property, plant and equipment - net	19	16,436	21,123	37,578	2	15,672	20,404	36,078
CURRENT ASSETS
Cash and cash equivalents	-	450	379	829	-	156	82	238
Receivables	667	869	489	2,025	453	1,247	547	2,247
Other	111	1,493	841	2,445	4	1,258	590	1,852
Total current assets	778	2,812	1,709	5,299	457	2,661	1,219	4,337
OTHER ASSETS
Investment in subsidiaries	13,299	-	(13,299)	-	12,785	-	(12,785)	-
Other	378	3,507	4,447	8,332	557	3,257	4,229	8,043
Total other assets	13,677	3,507	(8,852)	8,332	13,342	3,257	(8,556)	8,043
TOTAL ASSETS	$14,474	$22,755	$13,980	$51,209	$13,801	$21,590	$13,067	$48,458

CAPITALIZATION
Common shareholders' equity	$13,529	$4,272	$(4,272)	$13,529	$12,967	$4,349	$(4,349)	$12,967
Long-term debt	-	10,879	6,292	17,171	-	10,506	5,794	16,300
Total capitalization	13,529	15,151	2,020	30,700	12,967	14,855	1,445	29,267
CURRENT LIABILITIES
Debt due within one year	-	2,090	932	3,022	-	1,729	860	2,589
Accounts payable	6	438	872	1,316	-	453	539	992
Other	471	1,212	1,105	2,788	417	1,170	1,281	2,868
Total current liabilities	477	3,740	2,909	7,126	417	3,352	2,680	6,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	566	1,881	2,447	-	585	1,833	2,418
Accumulated deferred income taxes	149	1,512	3,581	5,242	94	1,318	3,448	4,860
Regulatory liabilities	15	-	3,110	3,125	16	-	3,166	3,182
Other	304	1,786	479	2,569	307	1,480	495	2,282
Total other liabilities and deferred credits	468	3,864	9,051	13,383	417	3,383	8,942	12,742
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$14,474	$22,755	$13,980	$51,209	$13,801	$21,590	$13,067	$48,458
__________________________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2010				2009
	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$487	$723	$538	$1,748	$361	$833	$950	$2,144

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	-	(1,271)	(1,486)	(2,757)	-	(1,196)	(1,249)	(2,445)
Capital contribution to FPL	(135)	-	135	-	-	-	-	-
Cash grants under the Recovery Act	-	426	85	511	-	-	-	-
Other - net	-	(15)	(22)	(37)	(53)	(28)	105	24
Net cash used in investing activities	(135)	(860)	(1,288)	(2,283)	(53)	(1,224)	(1,144)	(2,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,071	514	1,585	-	1,879	493	2,372
Retirements of long-term debt	-	(247)	(22)	(269)	-	(1,069)	(245)	(1,314)
Sale of differential membership interests	-	190	-	190	-	-	-	-
Net change in short-term debt	-	(125)	71	(54)	-	(718)	(25)	(743)
Issuances of common stock	69	-	-	69	83	-	-	83
Dividends on common stock	(410)	-	-	(410)	(382)	-	-	(382)
Other - net	(11)	(458)	484	15	(9)	62	(51)	2
Net cash provided by (used in) financing activities	(352)	431	1,047	1,126	(308)	154	172	18

Net increase (decrease) in cash and cash equivalents	-	294	297	591	-	(237)	(22)	(259)
Cash and cash equivalents at beginning of period	-	156	82	238	-	414	121	535
Cash and cash equivalents at end of period	$-	$450	$379	$829	$-	$177	$99	$276
__________________________________

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2009 Form 10-K for NextEra Energy and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

NextEra Energy and NextEra Energy Resources segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to optimize the value of generation assets and related contracts and to take advantage of market price movements.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges but which do not qualify for hedge accounting or for which hedge accounting has not been elected, and the ineffective portion of transactions accounted for as cash flow hedges.  In January 2010, NextEra Energy and NextEra Energy Resources discontinued hedge accounting for their cash flow hedges related to commodity derivative instruments, which could result in increased volatility in the non-qualifying hedge category in future periods.  The change in fair value of these commodity derivative instruments after hedge accounting was discontinued resulted in $24 million of after-tax net unrealized mark-to-market losses and $24 million of after-tax net unrealized mark-to-market gains in the non-qualifying hedge category for the three and six months ended June 30, 2010, respectively.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 2.

NextEra Energy's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as input in determining whether performance targets are met for performance-based compensation under NextEra Energy's employee incentive compensation plans.  NextEra Energy also uses adjusted earnings when communicating its earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  NextEra Energy's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with generally accepted accounting principles.

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 11).  Beginning in 2010, NextEra Energy Resources' results include non-utility interest expense on a deemed capital structure of 70% debt and allocated shared service costs.  NextEra Energy's other reportable segment, FPL, a rate-regulated utility, was not affected by these changes.  Prior year segment data of NextEra Energy Resources and Corporate and Other has been restated to include the effect of these changes.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

FPL	$265	$213	$52	$456	$340	$116
NextEra Energy Resources	154	163	(9)	521	391	130
Corporate and Other	(2)	(6)	4	(4)	3	(7)
NextEra Energy Consolidated	$417	$370	$47	$973	$734	$239

The increase in FPL's results for the three and six months ended June 30, 2010 reflects higher retail customer usage, a retail base rate increase resulting from the placement in service of West County Energy Center (WCEC) Units Nos. 1 and 2, the impact of the FPSC rate order and higher cost recovery clause results, partly offset by higher operations and maintenance (O&M) expenses and lower equity component of AFUDC (AFUDC - equity).  The increase in retail customer usage reflects, compared to the prior year period, colder weather in the first quarter and warmer weather in the second quarter, and other factors.

On March 17, 2010, the FPSC rate order was issued with regard to FPL's March 2009 petition requesting, among other things, a permanent base rate increase.  The FPSC rate order, which established new retail base rates for FPL effective March 1, 2010, included an increase in retail base revenues of approximately $75 million on an annualized basis, established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  The FPSC rate order also directed FPL to reduce depreciation expense related to a depreciation reserve surplus of approximately $895 million over the 2010 to 2013 period.

On April 1, 2010, FPL filed a motion asking the FPSC to correct the reconsideration errors and to clarify the depreciation inconsistency.  See Note 10 - Regulatory Proceedings.  Regardless of whether the FPSC ultimately concludes that revenue requirements should be higher or lower than the retail base rates implemented on March 1, 2010, the FPL motion requested that the FPSC resolve the reconsideration errors and depreciation inconsistency through an adjustment to depreciation expense which would keep retail base rates and revenues the same as set forth in the FPSC rate order and currently in effect.  The FPSC's ruling on the FPL motion is pending.  FPL cannot predict the outcome of the FPL motion proceedings before the FPSC, and the outcome could be different from that requested in the FPL motion.

FPL suspended activity on the modernization of its Cape Canaveral and Riviera Beach power plants in January 2010 in order to appropriately evaluate the impact of the rate case decision, including its effect on FPL’s credit quality and implications for the cost of capital.  Following an in-depth analysis, FPL subsequently determined that it is appropriate to move ahead with the modernizations of its Cape Canaveral and Riviera Beach power plants.  The units are expected to go into service in 2013 and 2014, respectively, as originally planned, and are expected to provide customers with substantial savings over the life of the plants.  FPL had also suspended activity on its proposed natural gas pipeline.  FPL believes Florida needs a third natural gas pipeline to enhance fuel security and give customers access to additional markets.  However, given a revised load forecast, new natural gas transport capacity is not projected to be needed until the 2015 to 2016 timeframe.  As a result, FPL expects to evaluate options in 2011 for developing a third pipeline in the future.  FPL expects to continue a stepwise approach to development activities regarding the additional two nuclear units at FPL’s Turkey Point site with the focus on obtaining the combined operating license.  The plan is not to proceed with construction of the additional two nuclear units until at least the combined operating license is obtained.  If constructed, FPL expects the in-service dates of the two additional nuclear units to be 2022 and 2023.  FPL is also evaluating whether to apply for a federal government loan guarantee for construction of the additional nuclear units.  The effect of the decisions discussed above and those regarding other infrastructure projects are reflected in FPL’s planned capital expenditures.  See Note 10 - Commitments.

NextEra Energy Resources’ results for the three months ended June 30, 2010 reflect earnings from new investments, higher wind resource, higher-priced hedges at Seabrook and a gain from the sale of a coal-fired project, offset by higher expenses to support the growth of the business.  NextEra Energy Resources’ results for the six months ended June 30, 2010 reflect earnings from new investments, gains from the sale of a power supply contract, a waste-to-energy project and a coal-fired project, offset by lower earnings from the existing portfolio, reflecting unfavorable market conditions, the absence of the state and foreign tax benefits (see Note 5) recorded in the prior year and higher expenses to support the growth of the business.  In addition, NextEra Energy Resources' net income reflects the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions)

Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity	$(36)	$(31)	$131	$(1)
OTTI after-tax losses on securities held in nuclear decommissioning funds	$8	$-	$10	$31
OTTI after-tax reversals	$3	$-	$9	$2

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.

The increase in results for Corporate and Other for the three months ended June 30, 2010 reflects higher consolidating income tax benefits and higher interest income, partly offset by a write-down to fair value in the residual value of assets held under leveraged leases.  The decrease in results for Corporate and Other for the six months ended June 30, 2010 reflects the leveraged leases write-down and higher interest expense, partly offset by the absence of consolidating income tax expenses.

NextEra Energy's effective income tax rate for the three and six months ended June 30, 2010 was approximately 16% and 23%, respectively; NextEra Energy's effective income tax rate for the corresponding periods in 2009 was 16% and 11%.  These rates reflect PTCs for wind projects at NextEra Energy Resources and deferred tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred tax benefits associated with convertible ITCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation.  PTCs for the three and six months ended June 30, 2010 were approximately $89 million and $164 million, respectively, and $69 million and $141 million for the comparable periods in 2009.  PTCs reflect higher wind production eligible for PTCs and an increase in the per kwh federal rate.  See Note 5.  The increase in the effective income tax rate for the six months ended June 30, 2010 was primarily due to the effect of higher pretax income, due in part to higher net unrealized mark-to-market gains from non-qualifying hedge activity, and the absence of the foreign and state tax benefits recorded in 2009.

FPL - FPL's net income for the three months ended June 30, 2010 and 2009 was $265 million and $213 million, respectively, an increase of $52 million.  FPL's net income for the six months ended June 30, 2010 and 2009 was $456 million and $340 million, respectively, an increase of $116 million.  See Summary above for a discussion of the major drivers of these increases.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions)

Retail base	$1,077	$966	$2,010	$1,759
Fuel cost recovery	1,074	1,446	1,692	2,771
Net deferral of retail fuel revenues	-	(24)	-	(24)
Net repayment of previously deferred retail fuel revenues	-	-	356	-
Other cost recovery clauses and pass-through costs	383	429	756	833
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	46	47	94	98
Total	$2,580	$2,864	$4,908	$5,437

For the three months ended June 30, 2010, a 0.5% increase in the average number of customer accounts increased retail base revenues by approximately $5 million, while a 2.5% increase in usage per retail customer, reflecting warmer weather compared to the prior year period and other factors, increased retail base revenues by approximately $18 million.  For the six months ended June 30, 2010, a 0.3% increase in the average number of customer accounts increased retail base revenues by approximately $7 million, while a 4.3% increase in usage per retail customer, reflecting cold weather experienced in the first quarter and warmer weather in the second quarter and other factors, increased retail base revenues by approximately $91 million.  Base rate increases resulting from WCEC Units Nos. 1 and 2 commencing commercial operation in August and November 2009, respectively, and the base rate increase pursuant to the FPSC rate order increased retail base revenues for the three months ended June 30, 2010 by approximately $68 million and $20 million, respectively; the corresponding amounts for the six months ended June 30, 2010 were $126 million and $27 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return allowed to be recovered through the cost recovery clauses on certain assets, primarily solar, environmental and nuclear capacity additions.  For the three months ended June 30, 2010 and 2009, cost recovery clauses contributed $16 million and $9 million, respectively, to FPL's net income; the corresponding amounts for the six months ended June 30, 2010 and 2009, were $34 million and $17 million.  In 2010, it is expected that an additional portion of FPL's earnings will be realized through cost recovery clauses as a result of the allowed rate of return on incremental solar, environmental and nuclear capacity expenditures primarily related to the addition of baseload capacity at FPL's existing nuclear units at St. Lucie and Turkey Point, partly offset by a lower allowed rate of return applied to solar and environmental expenditures as a result of the FPSC rate order.  Underrecovery or overrecovery of such cost recovery clause and pass-through costs can significantly affect NextEra Energy's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity additions until such capacity goes into service, pre-construction costs associated with the development of two additional units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $245 million and $68 million at June 30, 2010 and December 31, 2009, respectively.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected in the net repayment of previously deferred retail fuel revenues caption included in the table above.  The difference between the refund and the December 31, 2009 overrecovery will be collected from retail customers in a subsequent period.  The decrease in fuel revenues for the three months ended June 30, 2010 reflects approximately $391 million related to a lower average fuel factor, partly offset by $19 million attributable to higher energy sales.  The decrease in fuel revenues for the six months ended June 30, 2010 reflects the $404 million refund and approximately $753 million related to a lower average fuel factor, partly offset by $78 million attributable to higher energy sales.  The decrease from December 31, 2009 to June 30, 2010 in deferred clause and franchise revenues and the increase in deferred clause and franchise expenses (current and noncurrent, collectively) on NextEra Energy's and FPL's condensed consolidated balance sheets totaled approximately $600 million and negatively affected NextEra Energy's and FPL's cash flows from operating activities for the six months ended June 30, 2010.

The decrease in revenues from other cost recovery clauses and pass-through costs for the three and six months ended June 30, 2010 is primarily due to lower revenues associated with the FPSC's nuclear cost recovery rule, reflecting lower expenditures primarily related to two proposed nuclear units at FPL's Turkey Point site.  FPL recovers, under the FPSC's nuclear cost recovery rule through levelized charges under the capacity clause, pre-construction costs associated with the development of two additional units at the Turkey Point site and carrying charges (equal to a pretax AFUDC rate) on construction costs associated with the addition of baseload capacity at its existing nuclear units.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions)

Fuel and energy charges during the period	$1,267	$1,433	$2,274	$2,517
Net collection of previously deferred retail fuel costs	-	1	-	256
Net deferral of retail fuel costs	(195)	-	(220)	-
Other, primarily capacity charges, net of any capacity deferral	133	120	258	251
Total	$1,205	$1,554	$2,312	$3,024

The decrease in fuel and energy charges for the three months ended June 30, 2010 reflects lower fuel and energy prices of approximately $207 million, partly offset by approximately $41 million attributable to higher energy sales.  The decrease in fuel and energy charges for the six months ended June 30, 2010 reflects lower fuel and energy prices of approximately $338 million, partly offset by approximately $95 million attributable to higher energy sales.

FPL's O&M expenses increased $48 million for the three months ended June 30, 2010 reflecting an approximately $20 million charge for workforce reductions in the second quarter of 2010 and higher nuclear and fossil generation, distribution, employee benefit and insurance costs of approximately $8 million, $3 million, $7 million, $8 million and $3 million, respectively.  FPL's O&M expenses increased $82 million for the six months ended June 30, 2010 reflecting the $20 million charge for workforce reductions and higher nuclear and fossil generation, distribution and insurance costs of approximately $25 million, $19 million, $16 million and $6 million, respectively, partly offset by lower customer service costs, primarily due to lower uncollectible accounts, of $5 million.  The increase in FPL's O&M expenses for the three and six months ended June 30, 2010 was partially offset by the absence of a reserve established in the prior year associated with a regulatory matter.  The increase in nuclear generation costs is primarily due to higher maintenance costs and, for the six-month period, reflects a reimbursement in 2009 of prior years’ costs of approximately $10 million related to a spent nuclear fuel litigation settlement agreement with the U.S. Government.  The increase in fossil generation costs is primarily due to costs related to WCEC Units Nos. 1 and 2, which units were placed in service in the second half of 2009 and, for the six-month period, higher plant overhaul costs.  The increase in distribution costs reflects additional tree trimming costs and, for the six-month period, higher restoration costs incurred primarily during cold weather experienced in January 2010.  Insurance costs reflect higher nuclear insurance costs.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses, excluding pass-through O&M costs, in 2010 to exceed the 2009 level primarily due to higher nuclear and fossil generation, transmission and distribution costs, higher employee benefit and nuclear insurance costs and the charge for workforce reductions.

Depreciation and amortization expense for the three and six months ended June 30, 2010 decreased $80 million and $101 million, respectively, reflecting lower cost recovery clause and other pass-through costs of approximately $57 million and $72 million, respectively, which did not significantly affect net income.  The remaining change in depreciation and amortization expense was primarily driven by amortization of a depreciation reserve surplus over a four-year period and other depreciation and amortization changes pursuant to the FPSC rate order and the FPL motion, partly offset by the cessation of a $125 million annual reduction in depreciation and amortization expense which FPL had been recording since 2002 and higher plant in service balances.

Taxes other than income taxes and other decreased $8 million and $34 million for the three and six months ended June 30, 2010, respectively, primarily due to lower franchise fees and revenue taxes, which are pass-through costs, partly offset by higher property taxes of $8 million and $19 million, respectively, reflecting growth in plant in service balances.  The decline in franchise fees and revenue taxes reflects the decline in fuel revenues.

Interest expense for the three and six months ended June 30, 2010 reflects higher average debt balances, as well as lower allowance for borrowed funds used during construction.  The decrease in AFUDC - equity for the three and six months ended June 30, 2010 is primarily attributable to lower AFUDC - equity on WCEC Units Nos. 1 and 2, which units went into service in the second half of 2009, partly offset by additional AFUDC - equity on WCEC Unit No. 3.  The decrease in AFUDC - equity also reflects a decline, effective April 1, 2010, in the AFUDC rate from 7.41% to 6.41%, as approved by the FPSC.

FPL is currently constructing WCEC Unit No. 3, a natural gas-fired combined-cycle unit of approximately 1,220 mw, which is expected to be placed in service by mid-2011.  In addition, FPL is in the process of adding approximately 400 mw to 460 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service from 2011 to 2013.  FPL is also constructing a 75 mw solar thermal facility in Martin County, Florida, which is expected to be in service by the end of 2010.  FPL is in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by 2013 and 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.  A 10 mw solar photovoltaic facility in Brevard County, Florida was placed in service in April 2010.

NextEra Energy Resources - NextEra Energy Resources’ 2009 segment results have been restated to reflect a change in the method of allocating non-utility interest expense and the allocation of shared service costs.  See Summary above and Note 11 for additional discussion.  NextEra Energy Resources’ net income for the three months ended June 30, 2010 and 2009 was $154 million and $163 million, respectively, a decrease of $9 million.  NextEra Energy Resources’ net income for the six months ended June 30, 2010 and 2009 was $521 million and $391 million, respectively, an increase of $130 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(millions)

New investments(a)	$12	$24
Existing assets(a)	5	(28)
Wholesale marketing and trading	1	12
Asset sales	5	15
Interest expense, differential membership costs and other	(22)	(53)
Change in unrealized mark-to-market non-qualifying hedge activity(b)(c)	(5)	132
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	(5)	28
Net income increase (decrease)	$(9)	$130
__________________________________

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

(b)	See Note 2 and discussion above related to derivative instruments.
(c)	See tables in Summary above for additional detail.

The increase in NextEra Energy Resources’ results from new investments reflects the addition of approximately 1,460 mw of wind generation during or after the three and six months ended June 30, 2009.  Results for the three-month period from NextEra Energy Resources' existing asset portfolio increased primarily due to higher results of $7 million associated with existing wind projects primarily due to a higher wind resource across the portfolio and favorable results in the New England Power Pool (NEPOOL) region of $10 million due principally to favorable results at Seabrook resulting from higher-priced hedges.  These results were partially offset by unfavorable results in the Electric Reliability Council of Texas (ERCOT) region due primarily to unfavorable market conditions, unfavorable results in the PJM Interconnection, L.L.C. (PJM) region due to a planned outage and lower results at NextEra Energy Resources' retail energy provider.  Results for the six-month period from NextEra Energy Resources' existing asset portfolio decreased primarily due to lower results of $40 million associated with existing wind projects primarily due to unfavorable prices and the absence of the state tax benefit (see Note 5) and unfavorable results in the ERCOT region of $15 million due primarily to unfavorable market conditions.  These results were partially offset by favorable results in the NEPOOL region of $23 million due principally to favorable results at Seabrook resulting from higher-priced hedges.  Substantially all of the expected 2010 results from NextEra Energy Resources' existing assets are hedged against fluctuations in commodity prices.

The increase in NextEra Energy Resources’ results from wholesale marketing and trading in the six-month period is primarily due to a gain from the sale of a power supply contract that NextEra Energy Resources entered into in 2009.  Wholesale marketing and trading includes load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

For the three- and six-month periods, the asset sales include an after-tax gain of approximately $5 million on a coal-fired project.  For the six-month period, the asset sales also include an after-tax gain of approximately $11 million recorded in 2010 on a waste-to-energy project sold in 2009, partly offset by a gain from the sale of wind development rights in 2009.

The increase in interest expense, differential membership costs and other for the three- and six-month periods reflects increased costs due to growth of the business.  For the six-month period, the increase also reflects the absence of the state tax benefit and the foreign tax benefit which were recorded in 2009 (see Note 5).

Operating revenues for the three months ended June 30, 2010 increased $54 million primarily due to higher revenues in the NEPOOL region ($58 million) primarily due to higher-priced hedges, project additions ($44 million) and a higher wind resource.  These were partially offset by losses of $113 million on unrealized mark-to-market non-qualifying hedge activity in 2010 compared to $58 million of losses in 2009.  Operating revenues for the six months ended June 30, 2010 increased $212 million primarily due to higher operating revenues at NextEra Energy Power Marketing, LLC (PMI), a subsidiary of NextEra Energy Resources that buys and sells wholesale energy commodities, and NextEra Energy Resources' retail energy provider (collectively, approximately $110 million), project additions ($82 million), and higher revenues in the NEPOOL region ($80 million) primarily due to higher-priced hedges, partially offset by a lower wind resource and unfavorable market conditions in the PJM region.

Operating expenses for the three months ended June 30, 2010 increased $57 million, primarily reflecting higher fuel costs of approximately $49 million, principally in the NEPOOL region, higher costs for project additions of approximately $23 million and higher corporate and other operating expenses of $6 million to support the growth of the business.  This was partially offset by $51 million of unrealized mark-to-market gains from non-qualifying hedges compared to $7 million of gains in 2009.  Operating expenses for the six months ended June 30, 2010 decreased $8 million, primarily reflecting $178 million of unrealized mark-to-market gains from non-qualifying hedges compared to $32 million of losses in 2009.  This was partially offset by higher fuel costs of approximately $111 million, principally at PMI and NextEra Energy Resources' retail provider, higher costs for project additions of approximately $48 million and higher corporate and other operating expenses of $15 million to support the growth of the business.

NextEra Energy Resources' interest expense for the three and six months ended June 30, 2010 increased $16 million and $25 million, respectively, primarily due to increased borrowings to support the growth of the business.  Gains on disposal of assets - net in NextEra Energy's condensed consolidated statements of income for the three and six months ended June 30, 2010 reflect $9 million and $28 million, respectively, of gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds; corresponding gains for the three and six months ended June 30, 2009 were $3 million and $9 million. In addition, gains on disposal of assets - net for the six months ended June 30, 2010 also reflect a pretax gain of $18 million on the sale of the waste-to-energy project.

See Summary above and Note 5 for a discussion of PTCs, deferred tax benefits associated with convertible ITCs and NextEra Energy's effective income tax rates for the three and six months ended June 30, 2010 and 2009.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add a total of approximately 600 mw to 850 mw of new wind generation in 2010, of which 99 mw were placed in service in April 2010 and approximately 440 mw are under construction.  NextEra Energy Resources plans to add approximately 3,500 mw to 5,000 mw of new wind generation in 2010 through 2014.  In April 2010, NextEra Energy Resources was awarded 148 mw of wind projects in Ontario, Canada, as part of the province's Feed-in Tariff program, which projects are expected to be in service in 2011.  In addition, NextEra Energy Resources plans to add new solar generation of approximately 400 mw to 600 mw in 2010 through 2014.  Currently, in the United States, 31 states and the District of Columbia have renewable portfolio standards requiring electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NextEra Energy Resources.  See Summary above and Note 11 for a discussion regarding a change, beginning in 2010, in the method of allocating non-utility interest expense, the allocation of shared service costs and the restatement of the prior year segment results of Corporate and Other.  For purposes of allocating non-utility interest expense, the deferred credit associated with differential membership interests sold by NextEra Energy Resources subsidiaries is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(14)	$(12)	$(29)	$(22)
Interest income	14	7	22	20
Federal and state income tax benefits (expenses)	3	(7)	-	(13)
Other	(5)	6	3	18
Net income (loss)	$(2)	$(6)	$(4)	$3

The increase in interest expense for the three and six months ended June 30, 2010 reflects additional debt outstanding, partly offset by lower average interest rates of approximately 52 basis points and 45 basis points, respectively, and a higher allocation of interest costs to NextEra Energy Resources.  The increase in interest income for the three months ended June 30, 2010 reflects higher interest income on unrecognized tax benefits.  Interest income for the three and six months ended June 30, 2010 also reflects higher interest earned on an energy-related loan made to a third party by an FPL Group Capital subsidiary.  The federal and state income tax benefits and expenses reflect consolidating income tax adjustments.  Other includes all other corporate income and expenses, as well as other business activities.  The decline in other for the three and six months ended June 30, 2010 is primarily due to a $12 million after-tax write-down to fair value in the residual value of assets held under leveraged leases; the pretax amount of the write-down of $18 million is reflected in Other - net in NextEra Energy's condensed consolidated statements of income.

Liquidity and Capital Resources

NextEra Energy and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, borrowings, and the issuance, from time to time, of debt and equity securities, consistent with NextEra Energy's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NextEra Energy, FPL and FPL Group Capital rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NextEra Energy, FPL and FPL Group Capital to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

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

Available Liquidity - At June 30, 2010, NextEra Energy's total net available liquidity was approximately $5.2 billion, of which FPL's portion was approximately $2.7 billion.  The components of each company's net available liquidity at June 30, 2010 were as follows:

				Maturity Date
	FPL	FPL Group Capital	NextEra Energy Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving line of credit facilities(a)	$2,973	$3,917	$6,890	(b)	(b)
Less letters of credit	(3)	(771)	(774)
	2,970	3,146	6,116

Revolving term loan facility	250	-	250	2011
Less borrowings	(250)	-	(250)
	-	-	-

Subtotal	2,970	3,146	6,116

Cash and cash equivalents	379	450	829
Less commercial paper	(639)	(1,077)	(1,716)

Net available liquidity	$2,710	$2,519	$5,229
__________________________________

(a)
Provide for the issuance of letters of credit up to $6,390 million ($2,473 million for FPL).  The entire amount of the facilities is available to support FPL's and FPL Group Capital's commercial paper programs and short-term borrowings and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.  FPL's bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)
$17 million of FPL's and $40 million of FPL Group Capital's bank revolving line of credit facilities expire in 2012.  The remaining portion of bank revolving line of credit facilities for FPL and FPL Group Capital expires in 2013.

As of July 30, 2010, 49 banks participate in FPL's and FPL Group Capital's bank revolving line of credit facilities and FPL's revolving term loan facility, with no one bank providing more than 8% of the combined bank revolving line of credit facilities and FPL's revolving term loan facility.  In order for FPL Group Capital to borrow under the terms of its bank revolving line of credit facility, NextEra Energy (which guarantees the payment of FPL Group Capital's bank revolving line of credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital bank revolving line of credit facility also contains default and related acceleration provisions relating to, among other things, failure of NextEra Energy to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its bank revolving line of credit facilities and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL bank revolving line of credit facilities and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At June 30, 2010, each of NextEra Energy and FPL was in compliance with its required ratio.

In January 2009, NextEra Energy entered into an agreement under which NextEra Energy may offer and sell, from time to time, NextEra Energy common stock having a gross sales price of up to $400 million.  During the three and six months ended June 30, 2010, NextEra Energy received gross proceeds through the sale and issuance of common stock under this agreement of approximately $45 million.  Since inception of the agreement through June 30, 2010, NextEra Energy has received gross proceeds through the sale and issuance of common stock under this agreement of approximately $205 million.

At June 30, 2010, FPL had the capacity to absorb up to approximately $202 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established an $80 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) was enacted into law on July 21, 2010.  The Financial Reform Act includes, among other things, provisions that require certain over-the-counter derivative transactions to be executed by certain types of entities through an exchange or centrally cleared.  In addition, the Financial Reform Act provides an exemption from mandatory clearing requirements for transactions entered into by non-swap dealers or non-major swap participants and other non-financial entities, as defined in the Financial Reform Act, that are used to hedge commercial risk.  The Financial Reform Act also includes provisions under which the U.S. Commodity Futures Trading Commission (CFTC) may impose capital and margin requirements on certain entities for transactions, including those that are used to hedge commercial risk.  However, key legislators indicated that it was not their intention to impose capital and margin requirements on counterparties that are eligible to utilize transactions to hedge commercial risk.  Final rules on over-the-counter derivative-related provisions of the Financial Reform Act will be established through CFTC and SEC rulemakings within 360 days after the date of enactment.  If, as a result of the rulemaking associated with the Financial Reform Act, FPL and NextEra Energy Resources do not qualify for the exemption related to clearing and margining requirements, FPL and NextEra Energy Resources would be subject to higher margin requirements.  NextEra Energy and FPL are currently unable to assess the impact of the provisions of the Financial Reform Act on their businesses pending issuance of the final regulations implementing the provisions of the Financial Reform Act.

Letters of Credit, Surety Bonds and Guarantees - NextEra Energy and FPL obtain letters of credit and surety bonds, and issue guarantees to facilitate commercial transactions with third parties and financings.  At June 30, 2010, NextEra Energy had approximately $961 million of standby letters of credit ($13 million for FPL), approximately $82 million of surety bonds ($51 million for FPL) and approximately $9.0 billion notional amount of guarantees ($44 million for FPL), of which approximately $6.9 billion ($23 million for FPL) letters of credit and guarantees have expiration dates within the next five years.  An aggregate of approximately $774 million ($3 million for FPL) of the standby letters of credit at June 30, 2010 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, capital expenditures for wind development, nuclear activities and other contractual agreements.  Each of NextEra Energy and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at June 30, 2010, NextEra Energy and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, NextEra Energy has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 10 - Commitments.

Shelf Registration - In August 2009, NextEra Energy, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of July 30, 2010, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of July 30, 2010, NextEra Energy and FPL Group Capital had approximately $4.0 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $2.0 billion of board-authorized available capacity.

Credit Ratings - At July 30, 2010, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NextEra Energy, FPL and FPL Group Capital:

	Moody's(a)	S&P(a)	Fitch(a)
NextEra Energy:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A2	A-	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	VMIG-1	A	A+
Commercial paper	P-1	A-2	F1

FPL Group Capital:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F1
__________________________________

(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by Moody's, S&P and Fitch is stable, stable and negative, respectively.

NextEra Energy and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the line of credit facilities maintained by FPL and FPL Group Capital, the maintenance of a specific minimum credit rating is not a condition to drawing on those credit facilities.  Commitment fees and interest rates on loans under the line of credit facilities' agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities.  In addition, a ratings downgrade could result in the requirement that NextEra Energy subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  FPL's and FPL Group Capital's bank revolving line of credit facilities are available to support these potential requirements.  See Available Liquidity above.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	NextEra Energy		FPL
	Six Months Ended June 30,
	2010	2009	2010	2009
	(millions)

Net cash provided by operating activities	$1,748	$2,144	$1,016	$1,276
Net cash used in investing activities	(2,283)	(2,421)	(1,416)	(1,198)
Net cash provided by (used in) financing activities	1,126	18	696	(99)
Net increase (decrease) in cash and cash equivalents	$591	$(259)	$296	$(21)

NextEra Energy's cash and cash equivalents increased for the six months ended June 30, 2010 reflecting cash generated by operating activities, net issuances of long-term debt, the sale of differential membership interests and the cash grants received under the Recovery Act.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources and the payment of common stock dividends to NextEra Energy shareholders.

NextEra Energy's cash flows from operating activities for the six months ended June 30, 2010 reflect cash generated by net income, the receipt of option premiums to minimize exposure to natural gas and power price volatility and an increase in other taxes at FPL primarily due to property taxes, which are payable in the fourth quarter.  These inflows were partially offset by FPL’s refund of approximately $404 million to retail customers for fuel overrecovery.

NextEra Energy's cash flows from investing activities for the six months ended June 30, 2010 reflect capital investments, including nuclear fuel purchases, of approximately $1.5 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $1.2 billion by NextEra Energy Resources.  NextEra Energy's cash flows from investing activities also include approximately $511 million (comprised of $426 million and $85 million at NextEra Energy Resources and FPL, respectively) of cash grants under the Recovery Act, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.  NextEra Energy expects to receive additional cash grants under the Recovery Act during 2010.

During the six months ended June 30, 2010, NextEra Energy generated proceeds from financing activities, net of related issuance costs, of approximately $1.8 billion, including proceeds from the sale of differential membership interests, proceeds from the issuance of common stock, primarily under NextEra Energy’s continuous offering agreement (see Available Liquidity above), and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issued	Interest Rate		Principal Amount	Maturity Date
					(millions)

February 2010	FPL	First mortgage bonds	5.69%		$500	2040
March 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.56%		305	2030
April 2010	FPL Group Capital	Term loan	Variable	(a)	100	2013
April 2010	FPL Group Capital	Term loan	Variable	(a)	100	2013
April 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	Variable	(a)(b)	255	2027
May 2010	FPL Group Capital	Debentures	2.55%	(b)	250	2013
June 2010	NextEra Energy Resources subsidiary	Limited recourse term loan	Variable	(a)	78	2015
					$1,588
__________________________________

(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.

On April 30, 2010, Peace Garden Wind Funding, LLC, an indirect wholly-owned subsidiary of NextEra Energy Resources, sold its Class B membership interests in Peace Garden Wind, LLC, an indirect wholly-owned subsidiary of NextEra Energy Resources with ownership interests in two wind generation facilities with generating capability totaling approximately 170 mw located in North Dakota, to certain third-party investors for approximately $190 million.

During the six months ended June 30, 2010, NextEra Energy paid approximately $733 million in connection with financing activities, including $197 million in principal payments on NextEra Energy Resources' debt, a $50 million principal payment on FPL Group Capital’s debt, a $22 million principal payment on storm-recovery bonds, a net decrease in short-term debt of $54 million (comprised of a $125 million decrease at FPL Group Capital and a $71 million increase at FPL, respectively) and $410 million for the payment of dividends on NextEra Energy's common stock.

NextEra Energy's cash and cash equivalents decreased for the six months ended June 30, 2009, reflecting capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt, the payment of common stock dividends to NextEra Energy shareholders and the payment of margin cash collateral to NextEra Energy Resources' counterparties.  These outflows were partially offset by the receipt of cash from the net issuance of long-term debt and the recovery of fuel costs.

Accumulated Other Comprehensive Income (Loss)

NextEra Energy's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,
	2010			2009
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

Balances at December 31 of prior year	$67	$102	$169	$5	$(18)	$(13)
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $30 tax benefit and $83 tax expense, respectively)	(52)	-	(52)	122	-	122
Reclassification from AOCI to net income (net of $21 and $27 tax benefit, respectively)	(27)	-	(27)	(38)	-	(38)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $6 tax benefit and $36 tax expense, respectively)	-	(13)	(13)	-	51	51
Reclassification from AOCI to net income (net of $11 and $3 tax benefit, respectively)	-	(14)	(14)	-	(4)	(4)
Adjustments between AOCI and retained earnings	-	-	-	-	(5)	(5)
Defined benefit pension and other benefits plans (net of $1 tax benefit)	-	-	-	-	(2)	(2)
Net unrealized gains (losses) on foreign currency translation (net of $7 tax benefit and $2 tax expense, respectively)	-	(14)	(14)	-	3	3
Balances at June 30	$(12)	$61	$49	$89	$25	$114

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of NextEra Energy's subsidiaries, including FPL and NextEra Energy Resources, use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, NextEra Energy, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market, are recorded on NextEra Energy's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For NextEra Energy's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NextEra Energy's condensed consolidated statements of income unless hedge accounting is applied.  See Note 2.

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2010 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Three months ended June 30, 2010
Fair value of contracts outstanding at March 31, 2010	$63	$415	$130	$(473)	$135
Reclassification to realized at settlement of contracts	(23)	(49)	(32)	138	34
Inception value of new contracts	16	(45)	-	-	(29)
Changes in fair value excluding reclassification to realized	27	(8)	-	63	82
Fair value of contracts outstanding at June 30, 2010	83	313	98	(272)	222
Net option premium payments (receipts)	(143)	11	-	-	(132)
Net margin cash collateral paid					104
Total mark-to-market energy contract net assets (liabilities) at June 30, 2010	$(60)	$324	$98	$(272)	$194

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Six months ended June 30, 2010
Fair value of contracts outstanding at December 31, 2009	$39	$126	$131	$(64)	$232
Reclassification to realized at settlement of contracts	2	(78)	(52)	183	55
Inception value of new contracts	(6)	(45)	-	-	(51)
Effective portion of changes in fair value recorded in OCI	-	-	19	-	19
Ineffective portion of changes in fair value recorded in earnings	-	1	-	-	1
Changes in fair value excluding reclassification to realized	48	309	-	(391)	(34)
Fair value of contracts outstanding at June 30, 2010	83	313	98	(272)	222
Net option premium payments (receipts)	(143)	11	-	-	(132)
Net margin cash collateral paid					104
Total mark-to-market energy contract net assets (liabilities) at June 30, 2010	$(60)	$324	$98	$(272)	$194

NextEra Energy's total mark-to-market energy contract net assets (liabilities) at June 30, 2010 shown above are included in the condensed consolidated balance sheet as follows:

June 30, 2010
(millions)

Current derivative assets	$454
Noncurrent other assets	455
Current derivative liabilities	(457)
Noncurrent derivative liabilities	(258)
NextEra Energy's total mark-to-market energy contract net assets (liabilities)	$194

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2010 were as follows:

	Maturity
	2010	2011	2012	2013	2014	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(102)	$13	$(37)	$(32)	$-	$-	$(158)
Significant other observable inputs	(33)	(128)	(41)	16	(1)	-	(187)
Significant unobservable inputs	116	109	41	19	-	-	285
Total	(19)	(6)	(37)	3	(1)	-	(60)

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	28	(4)	(9)	-	-	-	15
Significant other observable inputs	40	110	79	14	4	7	254
Significant unobservable inputs	7	24	15	6	2	1	55
Total	75	130	85	20	6	8	324

Owned Assets - OCI:
Quoted prices in active markets for identical assets	12	30	14	-	-	-	56
Significant other observable inputs	38	11	(7)	-	-	-	42
Significant unobservable inputs	-	-	-	-	-	-	-
Total	50	41	7	-	-	-	98

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(205)	(74)	-	-	-	-	(279)
Significant unobservable inputs	3	4	-	-	-	-	7
Total	(202)	(70)	-	-	-	-	(272)

Total sources of fair value	$(96)	$95	$55	$23	$5	$8	$90

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2009 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Three months ended June 30, 2009
Fair value of contracts outstanding at March 31, 2009	$105	$194	$242	$(1,326)	$(785)
Reclassification to realized at settlement of contracts	(53)	(52)	(60)	491	326
Effective portion of changes in fair value recorded in OCI	-	-	5	-	5
Ineffective portion of changes in fair value recorded in earnings	-	(1)	-	-	(1)
Changes in fair value excluding reclassification to realized	21	-	-	(21)	-
Fair value of contracts outstanding at June 30, 2009	73	141	187	(856)	(455)
Net option premium payments (receipts)	(78)	17	-	-	(61)
Net margin cash collateral paid					164
Total mark-to-market energy contract net assets (liabilities) at June 30, 2009	$(5)	$158	$187	$(856)	$(352)

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Six months ended June 30, 2009
Fair value of contracts outstanding at December 31, 2008	$56	$143	$114	$(1,108)	$(795)
Reclassification to realized at settlement of contracts	(48)	(107)	(84)	800	561
Effective portion of changes in fair value recorded in OCI	-	-	157	-	157
Ineffective portion of changes in fair value recorded in earnings	-	9	-	-	9
Changes in fair value excluding reclassification to realized	65	96	-	(548)	(387)
Fair value of contracts outstanding at June 30, 2009	73	141	187	(856)	(455)
Net option premium payments (receipts)	(78)	17	-	-	(61)
Net margin cash collateral paid					164
Total mark-to-market energy contract net assets (liabilities) at June 30, 2009	$(5)	$158	$187	$(856)	$(352)

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of NextEra Energy and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  FPL Group Capital entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments on a loan.  At both June 30, 2010 and December 31, 2009, the fair value of these cross currency swaps was not material.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, NextEra Energy's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

NextEra Energy and its subsidiaries are also exposed to credit risk through their energy marketing and trading operations.  Credit risk is the risk that a financial loss will be incurred if a counterparty to a transaction does not fulfill its financial obligation.  NextEra Energy manages counterparty credit risk for its subsidiaries with energy marketing and trading operations through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.  Credit risk is also managed through the use of master netting agreements.  NextEra Energy's credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Commodity price risk - NextEra Energy uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2010 and December 31, 2009, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy
					(millions)

December 31, 2009	$-	$5	$5	$68	$59	$40	$68	$57	$37
June 30, 2010	$-	$4	$4	$56	$35	$33	$56	$34	$28

Average for the six months ended June 30, 2010	$-	$5	$5	$55	$42	$26	$55	$45	$25
__________________________________

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest rate risk - NextEra Energy and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and other investments.  NextEra Energy and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of NextEra Energy's and FPL's financial instruments:

	June 30, 2010			December 31, 2009
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
NextEra Energy:
Fixed income securities:
Special use funds	$1,803	$1,803	(a)	$1,685	$1,685	(a)
Other investments	$112	$112	(a)	$104	$104	(a)
Long-term debt, including current maturities	$18,227	$19,193	(b)	$16,869	$17,256	(b)
Interest rate swaps - net unrealized losses	$(94)	$(94	)(c)	$(17)	$(17	)(c)

FPL:
Fixed income securities - special use funds	$1,433	$1,433	(a)	$1,384	$1,384	(a)
Long-term debt, including current maturities	$6,335	$6,988	(b)	$5,836	$6,055	(b)
__________________________________

(a)	Based on quoted market prices for these or similar issues.
(b)	Provided by external sources based on market prices indicative of market conditions.
(c)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

The special use funds of NextEra Energy and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NextEra Energy's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  At FPL, adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The market value adjustments of NextEra Energy's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2014 (2032 at FPL).

NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2010, the estimated fair values for NextEra Energy's interest rate swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedges - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$13
$250	May 2010	November 2013	Variable (b)	2.55%		4
Total fair value hedges						$17

Cash flow hedges - NextEra Energy Resources:
$48	December 2003	December 2017	4.245%	Variable	(c)	$(3)
$16	April 2004	December 2017	3.845%	Variable	(c)	(1)
$157	December 2005	November 2019	4.905%	Variable	(c)	(16)
$409	January 2007	January 2022	5.390%	Variable	(d)	(47)
$101	January 2008	September 2011	3.2050%	Variable	(c)	(3)
$333	January 2009	December 2016	2.680%	Variable	(c)	(8)
$124	January 2009(e)	December 2023	3.725%	Variable	(c)	2
$81	January 2009	December 2023	2.578%	Variable	(f)	3
$20	March 2009	December 2016	2.655%	Variable	(c)	-
$7	March 2009(e)	December 2023	3.960%	Variable	(c)	-
$318	May 2009	May 2017	3.015%	Variable	(c)	(11)
$106	May 2009(e)	May 2024	4.663%	Variable	(c)	-
$128	December 2009	December 2019	3.830%	Variable	(c)	(9)
$52	December 2009(e)	September 2021	5.500%	Variable	(c)	-
$255	April 2010	January 2027	4.040%	Variable	(d)	(18)
Total cash flow hedges						$(111)

Total interest rate swaps						$(94)
__________________________________

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%.
(b)	Three-month LIBOR plus 0.4726%.
(c)	Three-month LIBOR.
(d)	Six-month LIBOR.
(e)	Exchange of payments does not begin until December 2016, December 2016, May 2017 and December 2019, respectively.
(f)	Three-month Banker's Acceptance Rate.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NextEra Energy's net liabilities would increase by approximately $823 million ($360 million for FPL) at June 30, 2010.

Equity price risk - Included in the nuclear decommissioning reserve funds of NextEra Energy are marketable equity securities carried at their market value of approximately $1,569 million and $1,705 million ($980 million and $1,024 million for FPL) at June 30, 2010 and December 31, 2009, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $148 million ($93 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for NextEra Energy's non-rate regulated operations, at June 30, 2010.

Credit risk - For all derivative and contractual transactions, NextEra Energy's energy marketing and trading operations, which includes FPL's energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Relevant considerations when assessing NextEra Energy's energy marketing and trading operations' credit risk exposure include:

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

•
The use of master netting agreements to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  NextEra Energy's policy is to have master netting agreements in place with significant counterparties.

Based on NextEra Energy's policies and risk exposures related to credit, NextEra Energy and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2010, approximately 98% of NextEra Energy's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, each of NextEra Energy and FPL had performed an evaluation, under the supervision and with the participation of its management, including NextEra Energy's and FPL's chief executive officers and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NextEra Energy and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2010.

(b)	Changes in Internal Control over Financial Reporting

NextEra Energy and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout NextEra Energy and FPL.  However, there has been no change in NextEra Energy's or FPL's internal control over financial reporting that occurred during NextEra Energy's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NextEra Energy's or FPL's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NextEra Energy and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal and regulatory proceedings that could have a material effect on NextEra Energy or FPL, see Item 3. Legal Proceedings and Note 14 - Legal Proceedings to Consolidated Financial Statements in the 2009 Form 10-K for NextEra Energy and FPL and Note 10 - Legal Proceedings and Regulatory Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in NextEra Energy’s and FPL’s March 2010 Form 10-Q.  The factors discussed in Part II, Item 1A. Risk Factors in NextEra Energy's and FPL's March 2010 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect NextEra Energy's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described in NextEra Energy's and FPL's March 2010 Form 10-Q are not the only risks facing NextEra Energy and FPL.  Additional risks and uncertainties also may materially adversely affect NextEra Energy's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases made by NextEra Energy of its common stock is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)

4/01/10 - 4/30/10	-	$-	-	20,000,000
5/01/10 - 5/31/10	12,321	$52.71	-	20,000,000
6/01/10 - 6/30/10	4,235	$49.35	-	20,000,000
Total	16,556	$51.85	-
__________________________________

(a)
Includes: (1) in both May 2010 and June 2010, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan (LTIP); and (2) in June 2010, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NextEra Energy's obligation under a February 2006 grant under the LTIP of deferred retirement share awards to an executive officer.

(b)
In February 2005, NextEra Energy's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 5.  Other Information

(c)	Other events

(i)	Reference is made to Item 1. Business - NextEra Energy Resources Operations - Nuclear Operations in the 2009 Form 10-K for NextEra Energy and FPL.

In May 2010, NextEra Energy Resources filed an application with the NRC to renew Seabrook's operating license for an additional 20 years.

(ii)	Reference is made to Item 1. Business - Environmental Matters - Clean Air Interstate Rule (CAIR) in the 2009 Form 10-K for NextEra Energy and FPL.

In July 2010, the EPA released a proposed rule, known as the Air Quality Transport Rule, to limit emissions of sulfur dioxide and nitrogen oxide (NOx) from power plants in 31 eastern states and the District of Columbia that contribute to the ability of downwind states to attain and/or maintain ozone and fine particulate National Ambient Air Quality Standards.  The proposed rule was issued in response to the U.S. Court of Appeals for the District of Columbia's December 2008 decision to remand CAIR back to the EPA for further rulemaking.  The proposed rule provides for a new allocation methodology for emission allowances, thereby eliminating the NOx fuel adjustment factors, and emissions reductions beginning in 2012.  Following a 60-day comment period, a final rule is expected to be published in late spring of 2011.  NextEra Energy and FPL are currently evaluating the potential impact of this proposed rule.

(iii)
Reference is made to Part II Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Common Stock Data in the 2009 Form 10-K for NextEra Energy and FPL.

As previously reported, on May 21, 2010, following receipt of approval from FPL Group, Inc. shareholders at the 2010 annual meeting of shareholders, the company's Restated Articles of Incorporation were amended to change the company's name from FPL Group, Inc. to NextEra Energy, Inc.  On June 23, 2010, the ticker symbol for NextEra Energy's common stock was changed from "FPL" to "NEE."

Item 6.  Exhibits

Exhibit Number	Description	NextEra Energy	FPL

3(i)	Restated Articles of Incorporation of NextEra Energy	x
3(ii)	Amended and Restated Bylaws of NextEra Energy, as amended through May 21, 2010	x
*4(a)	Officer's Certificate of FPL Group Capital dated May 18, 2010, creating the Debentures, 2.55% Series due November 15, 2013 (filed as Exhibit 4 to Form 8-K dated May 18, 2010, File No. 1-8841)	x
10(a)	Retention Agreement between FPL Group, Inc. and Robert L. McGrath	x	x
10(b)	Amendment Number 1 to the FPL Group Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005, changing name to NextEra Energy, Inc. Supplemental Executive Retirement Plan	x	x
10(c)	Amendment Number 1 to the FPL Group Deferred Compensation Plan effective January 1, 2005, changing name to NextEra Energy, Inc. Deferred Compensation Plan	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of NextEra Energy	x
32(b)	Section 1350 Certification of FPL		x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Schema Document	x
101.PRE	XBRL Presentation Linkbase Document	x
101.CAL	XBRL Calculation Linkbase Document	x
101.LAB	XBRL Label Linkbase Document	x
101.DEF	XBRL Definition Linkbase Document	x
__________________________________

*Incorporated herein by reference

NextEra Energy and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that NextEra Energy and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NEXTERA ENERGY, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date:  August 5, 2010

CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)