Form 10-Q
period 2010-09-30
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2010-11-03
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  common stock, $0.01 par value, outstanding as of September 30, 2010:  418,420,348 shares.

As of September 30, 2010, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.
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

These factors should be read together with the risk factors included in Part II, Item 1A. Risk Factors in NextEra Energy's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (March 2010 Form 10-Q) and investors should refer to that section of the March 2010 Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and NextEra Energy and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

OPERATING REVENUES	$4,691	$4,473	$11,904	$11,988

OPERATING EXPENSES
Fuel, purchased power and interchange	1,991	2,164	4,795	5,773
Other operations and maintenance	712	682	2,123	1,972
Depreciation and amortization	531	433	1,330	1,277
Taxes other than income taxes and other	332	345	883	929
Total operating expenses	3,566	3,624	9,131	9,951

OPERATING INCOME	1,125	849	2,773	2,037

OTHER INCOME (DEDUCTIONS)
Interest expense	(247)	(204)	(732)	(631)
Equity in earnings of equity method investees	33	29	56	49
Allowance for equity funds used during construction	10	15	25	46
Interest income	22	15	69	58
Gains on disposal of assets - net	13	12	61	24
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(1)	-	(16)	(54)
Other - net	5	(1)	(10)	10
Total other deductions - net	(165)	(134)	(547)	(498)

INCOME BEFORE INCOME TAXES	960	715	2,226	1,539

INCOME TAXES	240	182	532	272

NET INCOME	$720	$533	$1,694	$1,267

Earnings per share of common stock:
Basic	$1.75	$1.32	$4.14	$3.14
Assuming dilution	$1.74	$1.31	$4.11	$3.12

Dividends per share of common stock	$0.50	$0.4725	$1.50	$1.4175

Weighted-average number of common shares outstanding:
Basic	410.9	405.1	409.1	403.7
Assuming dilution	413.7	408.0	411.6	406.4

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in NextEra Energy's and FPL's Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2010	December 31, 2009
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$47,489	$46,330
Nuclear fuel	1,488	1,414
Construction work in progress	4,382	2,425
Less accumulated depreciation and amortization	(15,058)	(14,091)
Total property, plant and equipment - net ($2,425 related to VIEs at September 30, 2010)	38,301	36,078

CURRENT ASSETS
Cash and cash equivalents	791	238
Customer receivables, net of allowances of $24 and $23, respectively	1,595	1,431
Other receivables, net of allowances of $1 and $1, respectively	525	816
Materials, supplies and fossil fuel inventory	895	877
Regulatory assets:
Deferred clause and franchise expenses	416	69
Securitized storm-recovery costs	73	69
Derivatives	391	68
Other	4	3
Derivatives	724	357
Other	362	409
Total current assets	5,776	4,337

OTHER ASSETS
Special use funds	3,590	3,390
Other investments	1,028	935
Prepaid benefit costs	1,232	1,184
Regulatory assets:
Securitized storm-recovery costs ($365 related to a VIE at September 30, 2010)	596	644
Other	354	265
Other	1,857	1,625
Total other assets	8,657	8,043

TOTAL ASSETS	$52,734	$48,458

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,283	5,055
Retained earnings	8,817	7,739
Accumulated other comprehensive income	47	169
Total common shareholders' equity	14,151	12,967
Long-term debt ($1,145 related to VIEs at September 30, 2010)	17,680	16,300
Total capitalization	31,831	29,267

CURRENT LIABILITIES
Commercial paper	1,085	2,020
Current maturities of long-term debt	1,703	569
Accounts payable	1,099	992
Customer deposits	631	613
Accrued interest and taxes	712	466
Regulatory liabilities:
Deferred clause and franchise revenues	47	377
Other	2	2
Derivatives	818	221
Other	1,090	1,189
Total current liabilities	7,187	6,449

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,482	2,418
Accumulated deferred income taxes	5,149	4,860
Regulatory liabilities:
Accrued asset removal costs	2,230	2,251
Asset retirement obligation regulatory expense difference	725	671
Other	316	260
Derivatives	449	170
Other ($953 related to VIEs at September 30, 2010)	2,365	2,112
Total other liabilities and deferred credits	13,716	12,742

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$52,734	$48,458

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,694	$1,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,330	1,277
Nuclear fuel amortization	214	186
Unrealized (gains) losses on marked to market energy contracts	(499)	63
Deferred income taxes	336	182
Cost recovery clauses and franchise fees	(679)	417
Equity in earnings of equity method investees	(56)	(49)
Distributions of earnings from equity method investees	32	33
Changes in operating assets and liabilities:
Customer receivables	(157)	(146)
Other receivables	(133)	14
Materials, supplies and fossil fuel inventory	(17)	74
Other current assets	(50)	(32)
Other assets	114	(44)
Accounts payable	102	(99)
Customer deposits	18	26
Margin cash collateral	136	(191)
Income taxes	117	39
Interest and other taxes	233	229
Other current liabilities	(5)	(61)
Other liabilities	(21)	8
Other - net	60	133
Net cash provided by operating activities	2,769	3,326

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,044)	(1,841)
Independent power and other investments of NextEra Energy Resources	(1,837)	(1,884)
Cash grants under the American Recovery and Reinvestment Act of 2009	556	-
Funds received from a spent fuel settlement	44	86
Nuclear fuel purchases	(157)	(278)
Other capital expenditures	(51)	(37)
Sale of independent power investments	16	15
Proceeds from sale of securities in special use funds	4,092	2,713
Purchases of securities in special use funds	(4,177)	(2,783)
Proceeds from sale of other securities	580	542
Purchases of other securities	(578)	(556)
Other - net	-	5
Net cash used in investing activities	(3,556)	(4,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,018	2,389
Retirements of long-term debt	(571)	(1,412)
Proceeds from sale of differential membership interests	261	-
Net change in short-term debt	(935)	(284)
Issuances of common stock - net	184	186
Dividends on common stock	(616)	(574)
Other - net	(1)	16
Net cash provided by financing activities	1,340	321

Net increase (decrease) in cash and cash equivalents	553	(371)
Cash and cash equivalents at beginning of period	238	535
Cash and cash equivalents at end of period	$791	$164

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$610	$845

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

OPERATING REVENUES	$3,116	$3,301	$8,024	$8,738

OPERATING EXPENSES
Fuel, purchased power and interchange	1,504	1,786	3,816	4,810
Other operations and maintenance	399	392	1,196	1,108
Depreciation and amortization	333	263	754	786
Taxes other than income taxes and other	296	306	780	821
Total operating expenses	2,532	2,747	6,546	7,525

OPERATING INCOME	584	554	1,478	1,213

OTHER INCOME (DEDUCTIONS)
Interest expense	(91)	(78)	(270)	(235)
Allowance for equity funds used during construction	10	15	25	46
Other - net	(1)	(5)	(1)	(9)
Total other deductions - net	(82)	(68)	(246)	(198)

INCOME BEFORE INCOME TAXES	502	486	1,232	1,015

INCOME TAXES	194	180	468	369

NET INCOME	$308	$306	$764	$646

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2010	December 31, 2009
ELECTRIC UTILITY PLANT
Plant in service	$29,286	$28,677
Nuclear fuel	726	756
Construction work in progress	2,312	1,549
Less accumulated depreciation and amortization	(10,992)	(10,578)
Total electric utility plant - net	21,332	20,404

CURRENT ASSETS
Cash and cash equivalents	37	83
Customer receivables, net of allowances of $21 and $21, respectively	920	838
Other receivables, net of allowances of $1 and $1, respectively	209	182
Materials, supplies and fossil fuel inventory	541	529
Regulatory assets:
Deferred clause and franchise expenses	416	69
Securitized storm-recovery costs	73	69
Derivatives	391	68
Other	152	123
Total current assets	2,739	1,961

OTHER ASSETS
Special use funds	2,548	2,408
Prepaid benefit costs	1,047	1,017
Regulatory assets:
Securitized storm-recovery costs ($365 related to a VIE at September 30, 2010)	596	644
Other	305	214
Other	173	164
Total other assets	4,669	4,447

TOTAL ASSETS	$28,740	$26,812

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	5,053	4,393
Retained earnings	3,183	2,670
Total common shareholder's equity	9,609	8,436
Long-term debt ($486 related to a VIE at September 30, 2010)	6,278	5,794
Total capitalization	15,887	14,230

CURRENT LIABILITIES
Commercial paper	240	818
Current maturities of long-term debt	45	42
Accounts payable	637	539
Customer deposits	625	607
Accrued interest and taxes	788	303
Regulatory liabilities - deferred clause and franchise revenues	47	377
Derivatives	400	77
Other	541	659
Total current liabilities	3,323	3,422

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,907	1,833
Accumulated deferred income taxes	3,696	3,509
Regulatory liabilities:
Accrued asset removal costs	2,230	2,251
Asset retirement obligation regulatory expense difference	725	671
Other	302	244
Other	670	652
Total other liabilities and deferred credits	9,530	9,160

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$28,740	$26,812

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2009 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$764	$646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	754	786
Nuclear fuel amortization	102	93
Deferred income taxes	242	383
Cost recovery clauses and franchise fees	(679)	417
Changes in operating assets and liabilities:
Customer receivables	(83)	(226)
Other receivables	(70)	54
Materials, supplies and fossil fuel inventory	(13)	13
Other current assets	(35)	(31)
Other assets	19	(82)
Accounts payable	130	(44)
Customer deposits	19	26
Income taxes	162	(228)
Interest and other taxes	232	224
Other current liabilities	30	(24)
Other liabilities	9	32
Other - net	29	(8)
Net cash provided by operating activities	1,612	2,031

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,044)	(1,841)
Cash grants under the American Recovery and Reinvestment Act of 2009	131	-
Funds received from a spent fuel settlement	32	71
Nuclear fuel purchases	(62)	(132)
Proceeds from sale of securities in special use funds	3,051	1,940
Purchases of securities in special use funds	(3,114)	(1,982)
Other - net	31	(1)
Net cash used in investing activities	(1,975)	(1,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	523	505
Retirements of long-term debt	(42)	(263)
Net change in short-term debt	(578)	54
Capital contributions from NextEra Energy	660	-
Dividends	(250)	(485)
Other - net	4	17
Net cash provided by (used in) financing activities	317	(172)

Net decrease in cash and cash equivalents	(46)	(86)
Cash and cash equivalents at beginning of period	83	120
Cash and cash equivalents at end of period	$37	$34

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$237	$318

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

1.  Employee Retirement Benefits

NextEra Energy sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NextEra Energy and its subsidiaries and has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees (collectively, pension benefits).  In addition to providing pension benefits, NextEra Energy sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of NextEra Energy and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
				(millions)

Service cost	$15	$13	$1	$2	$45	$38	$4	$4
Interest cost	25	27	6	6	76	82	17	18
Expected return on plan assets	(60)	(60)	(1)	(1)	(180)	(179)	(2)	(2)
Amortization of transition obligation	-	-	1	1	-	-	3	3
Amortization of prior service benefit	(1)	(1)	-	-	(3)	(3)	-	-
Amortization of gains	-	(5)	-	-	-	(17)	-	-
Net periodic benefit (income) cost at NextEra Energy	$(21)	$(26)	$7	$8	$(62)	$(79)	$22	$23
Net periodic benefit (income) cost at FPL	$(14)	$(18)	$6	$6	$(41)	$(55)	$17	$17

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

Derivative instruments, when required to be marked to market, are recorded on NextEra Energy's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For NextEra Energy's non-rate regulated operations, predominantly NextEra Energy Resources, unless hedge accounting is applied, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NextEra Energy's condensed consolidated statements of income.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NextEra Energy's and FPL's condensed consolidated statements of cash flows.

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

In January 2010, NextEra Energy discontinued hedge accounting for its cash flow hedges related to commodity derivative instruments.  NextEra Energy continues to apply hedge accounting to certain interest rate and foreign currency hedges.  At September 30, 2010, NextEra Energy's accumulated other comprehensive income (AOCI) included amounts related to the discontinued commodity cash flow hedges which have expiration dates through December 2012.  Additionally, at September 30, 2010, NextEra Energy had interest rate cash flow hedges with expiration dates through January 2027 and foreign currency cash flow hedges with expiration dates through September 2030.

The net fair values of NextEra Energy's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	NextEra Energy		FPL
	September 30, 2010	December 31, 2009	September 30, 2010		December 31, 2009
	(millions)

Current derivative assets(a)	$724	$357	$10	(b)	$10	(b)
Noncurrent other assets(c)	684	329	1		4
Current derivative liabilities(d)	(818)	(221)	(400)		(77)
Noncurrent derivative liabilities(e)	(449)	(170)	(49	)(f)	(1	)(f)
Total mark-to-market derivative instrument assets (liabilities)	$141	$295	$(438)		$(64)
__________________________________

(a)
At September 30, 2010 and December 31, 2009, NextEra Energy's balances reflect the netting of approximately $13 million and $4 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.
(c)
At September 30, 2010 and December 31, 2009, NextEra Energy's balances reflect the netting of approximately $51 million and $1 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	At December 31, 2009, NextEra Energy's balance reflects the netting of approximately $75 million (none at FPL) in margin cash collateral provided to counterparties.
(e)	At September 30, 2010, NextEra Energy's balance reflects the netting of approximately $59 million (none at FPL) in margin cash collateral provided to counterparties.
(f)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At September 30, 2010 and December 31, 2009, NextEra Energy had approximately $24 million and $18 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at September 30, 2010 and December 31, 2009, NextEra Energy had approximately $35 million and $95 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, NextEra Energy uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NextEra Energy’s and FPL’s net derivative positions at September 30, 2010 and December 31, 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NextEra Energy's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	September 30, 2010		December 31, 2009
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$-	$-	$54	$1
Current derivative liabilities	-	-	45	4
Noncurrent other assets	-	-	44	2
Noncurrent derivative liabilities	-	-	8	13
Interest rate swaps:
Current derivative assets	17	-	-	-
Current derivative liabilities	-	57	-	51
Noncurrent other assets	5	-	61	-
Noncurrent derivative liabilities	-	108	-	27
Foreign currency swaps:
Current derivative liabilities	-	7	-	-
Noncurrent other assets	22	-	5	-
Total	$44	$172	$217	$98

Gains (losses) related to NextEra Energy's cash flow hedges are recorded on NextEra Energy's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended September 30,
	2010							2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains (losses) recognized in OCI	$-		$(76)		$5		$(71)	$22		$(37)		$8		$(7)
Gains (losses) reclassified from AOCI to net income	$25	(a)	$(23	)(b)	$8	(c)	$10	$62	(a)	$(17	)(b)	$9	(c)	$54
Gains (losses) recognized in income(d)	$-		$-		$-		$-	$4	(a)	$-		$-		$4
__________________________________

(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.

	Nine Months Ended September 30,
	2010							2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains (losses) recognized in OCI	$19		$(181)		$9		$(153)	$179		$12		$8		$199
Gains (losses) reclassified from AOCI to net income	$93	(a)	$(50	)(b)	$14	(c)	$57	$146	(a)	$(31	)(b)	$8	(d)	$123
Gains (losses) recognized in income(e)	$1		$-		$-		$1	$14	(a)	$-		$-		$14
__________________________________

(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Loss of approximately $2 million is included in interest expense and the balance is included in other - net.
(d)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.
(e)	Represents the ineffective portion of the hedging instrument.

For the three and nine months ended September 30, 2010, NextEra Energy recorded a gain of $4 million and $8 million, respectively, on three fair value hedges which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in the related debt.  For the three and nine months ended September 30, 2009, NextEra Energy recorded a gain of $1 million and a loss of $4 million, respectively, on a fair value hedge which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in and reduction of the related debt.

The fair values of NextEra Energy's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	September 30, 2010						December 31, 2009
	NextEra Energy		FPL				NextEra Energy		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$2,863	$2,143	$10	(a)	$-		$611	$303	$11	(a)	$1	(a)
Current derivative liabilities	544	1,298	4		404		1,002	1,288	18		95
Noncurrent other assets	889	190	1		-		921	699	4		-
Noncurrent derivative liabilities	1,310	1,710	-		49	(b)	128	260	-		1	(b)
Foreign currency swap:
Noncurrent other assets	9	-	-		-		-	-	-		-
Noncurrent derivative liabilities	-	-	-		-		-	6	-		-
Total	$5,615	$5,341	$15		$453		$2,662	$2,556	$33		$97
__________________________________

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.
(b)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NextEra Energy's derivatives not designated as hedging instruments are recorded on NextEra Energy's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	(millions)
Commodity contracts:
Operating revenues	$354	(a)	$24	(a)	$615	(a)	$156	(a)
Fuel, purchased power and interchange	(104)		(3)		(10)		26
Foreign currency swap:
Other - net	8		9		13		-
Total	$258		$30		$618		$182
__________________________________

(a)
In addition, for the three and nine months ended September 30, 2010, FPL recorded approximately $306 million and $698 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.  For the three and nine months ended September 30, 2009, FPL recorded approximately $3 million of gains and $543 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NextEra Energy's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NextEra Energy's and FPL's overall net economic exposure because NextEra Energy and FPL do not use derivative instruments to hedge all of their commodity exposures.  At September 30, 2010, NextEra Energy and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NextEra Energy		FPL
	(millions)

Power	(38	) mwh(a)	-
Natural gas	800	mmbtu(b)	833	mmbtu(b)
__________________________________

(a)	Megawatt-hours
(b)	One million British thermal units

At September 30, 2010, NextEra Energy had 18 interest rate swaps with a notional amount totaling approximately $3.1 billion and three foreign currency swaps with a notional amount totaling approximately $410 million.

Certain of NextEra Energy's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At September 30, 2010, the aggregate fair value of NextEra Energy's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.2 billion ($0.5 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, NextEra Energy or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL Group Capital’s or FPL’s credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for FPL Group Capital from the current lowest applicable rating), NextEra Energy would be required to post collateral such that the total posted collateral would be approximately $700 million ($250 million at FPL).  If FPL Group Capital’s and FPL’s credit ratings were downgraded to below investment grade, NextEra Energy would be required to post additional collateral such that the total posted collateral would be approximately $2.6 billion ($1.0 billion at FPL).  Some contracts at NextEra Energy, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NextEra Energy could be required to post additional collateral of up to approximately $600 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At September 30, 2010, NextEra Energy had posted approximately $236 million ($18 million at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and FPL Group Capital have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, NextEra Energy and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

3.  Fair Value Measurements

NextEra Energy and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis.  NextEra Energy's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.  Non-performance risk is also considered in the determination of fair value for all assets and liabilities measured at fair value, including the consideration of a credit valuation adjustment.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.  NextEra Energy and FPL primarily hold investments in money market funds.  The fair value of these funds is calculated using current market prices.

Special Use Funds and Other Investments - NextEra Energy and FPL hold primarily debt and equity securities directly, as well as indirectly through commingled funds.  Substantially all directly held equity securities are valued at their quoted market prices.  For directly held debt securities, multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations.  A primary price source is identified based on asset type, class or issue of each security.  Commingled funds, which are similar to mutual funds, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives.  The fair value of commingled funds is primarily derived from the quoted prices in active markets of the underlying securities.  Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

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

NextEra Energy uses interest rate and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related to certain debt issuances and borrowings.  NextEra Energy estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements.  Non-performance risk is also considered in the determination of fair value for all derivative assets and liabilities, including the consideration of a credit valuation adjustment.

NextEra Energy's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2010
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$-	$646		$-	$-	$646
Special use funds:
NextEra Energy:
Equity securities	$646	$1,060	(b)	$-	$-	$1,706
U.S. Government and municipal bonds	$572	$81		$-	$-	$653
Corporate debt securities	$-	$508		$-	$-	$508
Mortgage-backed securities	$-	$543		$-	$-	$543
Other debt securities	$-	$107		$-	$-	$107
FPL:
Equity securities	$113	$920	(b)	$-	$-	$1,033
U.S. Government and municipal bonds	$522	$77		$-	$-	$599
Corporate debt securities	$-	$343		$-	$-	$343
Mortgage-backed securities	$-	$442		$-	$-	$442
Other debt securities	$-	$46		$-	$-	$46
Other investments:
NextEra Energy:
Equity securities	$3	$3		$-	$-	$6
U.S. Government and municipal bonds	$17	$-		$-	$-	$17
Corporate debt securities	$-	$36		$-	$-	$36
Mortgage-backed securities	$-	$47		$-	$-	$47
Other	$5	$16		$-	$-	$21
Derivatives:
NextEra Energy:
Commodity contracts	$2,469	$1,917		$1,220	$(4,251)	$1,355	(c)
Interest rate swaps	$-	$22		$-	$-	$22	(c)
Foreign currency swaps	$-	$31		$-	$-	$31	(c)
FPL - commodity contracts	$-	$6		$9	$(4)	$11	(c)
Liabilities:
Derivatives:
NextEra Energy:
Commodity contracts	$2,497	$2,186		$658	$(4,246)	$1,095	(c)
Interest rate swaps	$-	$165		$-	$-	$165	(c)
Foreign currency swaps	$-	$7		$-	$-	$7	(c)
FPL - commodity contracts	$-	$452		$1	$(4)	$449	(c)
__________________________________

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At NextEra Energy, approximately $973 million ($879 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

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

(c)	See Note 2 for a reconciliation of net derivatives to NextEra Energy's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2010		2009
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at June 30	$347	$7	$485	$8
Realized and unrealized gains (losses):
Included in earnings(a)	173	-	52	-
Included in regulatory assets and liabilities	3	3	(2)	(2)
Purchases, sales, settlements and net option premiums	54	(2)	(157)	1
Net transfers in/out(b)	(15)	-	(9)	-
Fair value of net derivatives based on significant unobservable inputs at September 30	$562	$8	$369	$7
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$184	$-	$54	$-
——————————
(a)
For the three months ended September 30, 2010 and 2009, $171 million and $52 million, respectively, of realized and unrealized gains are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended September 30, 2010, $2 million of realized and unrealized gains are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three months ended September 30, 2010, gross transfers of $(1) million into Level 3 were a result of decreased observability of market data, and gross transfers of $14 million from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended September 30, 2010 and 2009, $183 million and $54 million, respectively, of unrealized gains are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended September 30, 2010, $1 million of unrealized gains are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

	Nine Months Ended September 30,
	2010		2009
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$364	$11	$404	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	523	-	437	-
Included in regulatory assets and liabilities	2	2	3	3
Purchases, sales, settlements and net option premiums	(284)	(5)	(403)	6
Net transfers in/out(b)	(43)	-	(72)	(1)
Fair value of net derivatives based on significant unobservable inputs at September 30	$562	$8	$369	$7
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$381	$-	$260	$-
——————————
(a)
For the nine months ended September 30, 2010 and 2009, $515 million and $437 million, respectively, of realized and unrealized gains are reflected in operating revenues in the condensed consolidated statements of income.  For the nine months ended September 30, 2010, $8 million of realized and unrealized gains are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the nine months ended September 30, 2010, gross transfers of $1 million into Level 3 were a result of decreased observability of market data, and gross transfers of $44 million from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the nine months ended September 30, 2010 and 2009, $377 million and $260 million, respectively, of unrealized gains are reflected in operating revenues in the condensed consolidated statements of income.  For the nine months ended September 30, 2010, $4 million of unrealized gains are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

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

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At September 30, 2010 and December 31, 2009, other investments of NextEra Energy, not included in the table below, included financial instruments of approximately $55 million and $39 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	September 30, 2010				December 31, 2009
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NextEra Energy:
Special use funds	$3,590	(a)	$3,590	(b)	$3,390	(a)	$3,390	(b)
Other investments:
Notes receivable	$530		$578	(c)	$534		$556	(c)
Debt securities	$116	(d)	$116	(b)	$104	(d)	$104	(b)
Equity securities	$57		$125	(e)	$45		$105	(e)
Long-term debt, including current maturities	$19,379		$20,769	(f)	$16,869		$17,256	(f)
Interest rate swaps - net unrealized losses	$(143)		$(143	)(g)	$(17)		$(17	)(g)
Foreign currency swaps - net unrealized gains (losses)	$24		$24	(g)	$(1)		$(1	)(g)

FPL:
Special use funds	$2,548	(a)	$2,548	(b)	$2,408	(a)	$2,408	(b)
Long-term debt, including current maturities	$6,323		$7,177	(f)	$5,836		$6,055	(f)
__________________________________

(a)
At September 30, 2010, includes $5 million of cash, $53 million of investments accounted for under the equity method and $15 million of loans not measured at fair value on a recurring basis (none, $78 million and $7 million, respectively, for FPL).  For the remaining balance, see Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,722 million and $1,369 million, respectively, at September 30, 2010 and $1,638 million and $1,396 million, respectively, at December 31, 2009 ($1,355 million and $865 million, respectively, at September 30, 2010 and $1,344 million and $873 million, respectively, at December 31, 2009 for FPL).

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

Special Use Funds - The special use funds consist of FPL's storm fund assets of $126 million and NextEra Energy's and FPL's nuclear decommissioning fund assets of $3,464 million and $2,422 million, respectively, at September 30, 2010.  The majority of investments held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, market adjustments, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NextEra Energy's non-rate regulated operations, market adjustments result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as a loss in NextEra Energy's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2010 of approximately six years at both NextEra Energy and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2010 of approximately three years.  The cost of securities sold is determined using the specific identification method.

The approximate realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30, 2010		Six Months Ended September 30, 2009
	2010		2009
	NextEra Energy	FPL	NextEra Energy	FPL	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Realized gains	$23	$7	$23	$10	$85	$38	$33	$15
Realized losses	$6	$4	$5	$2	$21	$14	$17	$13
Proceeds from sale of securities	$1,029	$626	$1,003	$743	$4,092	$3,051	$1,838	$1,425

The unrealized gains on available for sale securities are as follows:

	September 30, 2010		December 31, 2009
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Equity securities	$443	$276	$400	$240
U.S. Government and municipal bonds	$34	$32	$14	$13
Corporate debt securities	$35	$27	$21	$16
Mortgage-backed securities	$24	$21	$22	$18
Other debt securities	$4	$3	$1	$1

The total unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	September 30, 2010				December 31, 2009
	NextEra Energy(a)		FPL(a)		NextEra Energy(a)		FPL(a)
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	(millions)

U.S. Government and municipal bonds	$-	$13	$-	$12	$6	$255	$5	$207
Corporate debt securities	$1	$17	$-	$3	$2	$104	$1	$84
Mortgage-backed securities	$-	$127	$1	$94	$4	$225	$3	$184
Other debt securities	$-	$14	$-	$8	$-	$10	$-	$8
__________________________________

(a)
At September 30, 2010, securities in an unrealized loss position for greater than twelve months were not material to NextEra Energy or FPL.  At December 31, 2009, NextEra Energy had 47 securities in an unrealized loss position for greater than twelve months, including 18 securities for FPL.  The total unrealized loss on these securities was approximately $3 million and the fair value was approximately $37 million for NextEra Energy, including approximately $2 million of unrealized losses with a fair value of approximately $25 million for FPL.  Consistent with regulatory treatment for FPL, marketable securities held in special use funds are classified as available for sale and are carried at market value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.

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

Interest Rate and Foreign Currency Swaps - NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, FPL Group Capital has entered into three cross currency swaps, two to hedge against currency movements with respect to both interest and principal payments and one to hedge against currency and interest rate movements with respect to both interest and principal payments.

5.  Income Taxes

NextEra Energy's effective income tax rate for the three months ended September 30, 2010 and 2009 was approximately 25% for both periods.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $66 million and $50 million, respectively, related to NextEra Energy Resources' wind projects, as well as a one-time income tax benefit of $24 million related to employee benefits.  PTCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of pretax income and wind generation.  The corresponding rates and amounts for the nine months ended September 30, 2010 and 2009 were approximately 24% and 18%, respectively, and approximately $229 million and $190 million, respectively.

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

NextEra Energy's effective income tax rate for the three months ended September 30, 2010 and 2009 also reflects a $26 million deferred tax benefit, in each period, associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009 (Recovery Act) for certain wind projects expected to be placed in service.  The corresponding amounts for the nine months ended September 30, 2010 and 2009 are $56 million and $58 million.

6.  Comprehensive Income

NextEra Energy's comprehensive income is as follows:

	Three Months Ended September 30,
	2010	2009
	(millions)

Net income of NextEra Energy	$720	$533
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $25 and $2 tax benefit, respectively)	(46)	(4)
Reclassification from AOCI to net income (net of $7 and $23 tax benefit, respectively)	(3)	(33)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $25 and $36 tax expense, respectively)	39	53
Reclassification from AOCI to net income (net of $2 and $3 tax benefit, respectively)	(2)	(3)
Defined benefit pension and other benefits plans (net of $1 tax benefit)	-	(1)
Net unrealized gains on foreign currency translation (net of $5 and $3 tax expense, respectively)	10	6
Comprehensive income of NextEra Energy	$718	$551

	Nine Months Ended September 30,
	2010	2009
	(millions)

Net income of NextEra Energy	$1,694	$1,267
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $55 tax benefit and $80 tax expense, respectively)	(98)	118
Reclassification from AOCI to net income (net of $27 and $50 tax benefit, respectively)	(30)	(71)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $45 and $71 tax expense, respectively)	26	104
Reclassification from AOCI to net income (net of $9 and $5 tax benefit, respectively)	(17)	(7)
Defined benefit pension and other benefits plans (net of $2 tax benefit)	-	(3)
Net unrealized gains (losses) on foreign currency translation (net of $1 tax benefit and $4 tax expense, respectively)	(3)	9
Comprehensive income of NextEra Energy	$1,572	$1,417

Approximately $3 million of gains included in NextEra Energy's AOCI at September 30, 2010, related to derivative instruments, are expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or principal and/or interest payments are made.  Such amount assumes no change in fuel prices, power prices, interest rates or scheduled principal payments.  AOCI is separately displayed on the condensed consolidated balance sheets of NextEra Energy.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities

Effective January 1, 2010, NextEra Energy and FPL adopted new accounting guidance which modified the consolidation model in previous guidance and expanded the disclosures related to variable interest entities (VIE).  An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Upon adoption of this new accounting guidance, neither NextEra Energy nor FPL was required to consolidate any additional VIEs or deconsolidate any VIEs.  NextEra Energy and FPL evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur.  As of September 30, 2010, NextEra Energy has eight VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the Florida Public Service Commission (FPSC).  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $433 million at September 30, 2010 and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on NextEra Energy's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $535 million at September 30, 2010 and consisted primarily of storm-recovery bonds, which are included in long-term debt on NextEra Energy's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended September 30, 2010 and 2009, FPL purchased 462,021 mwh and 458,727 mwh, respectively, from the facility at a total cost of approximately $49 million and $47 million, respectively.  During the nine months ended September 30, 2010 and 2009, FPL purchased 1,197,563 mwh and 1,267,556 mwh, respectively, from the facility at a total cost of approximately $140 million and $130 million, respectively.

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

NextEra Energy Resources - NextEra Energy consolidates six NextEra Energy Resources’ VIEs.  NextEra Energy Resources is considered the primary beneficiary of these VIEs since NextEra Energy Resources controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

Three of NextEra Energy Resources’ VIEs consolidate several entities which own and operate natural gas and/or oil electric generating facilities with the capability of producing a total of 1,285 mw.  These VIEs sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2018 through 2022.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  These VIEs use third party debt and/or equity to finance their operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $832 million and $239 million, respectively, at September 30, 2010 and consisted primarily of property, plant and equipment and long-term debt.

The other three NextEra Energy Resources’ VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 1,077 mw and an entity which owns and operates a 78 mile, 230 kilovolt transmission line.  These VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2034.  The VIEs use both third-party debt and equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $1.7 billion and $1.6 billion, respectively, at September 30, 2010, and consisted primarily of property, plant and equipment, and a deferred liability associated with the differential membership interests (recorded in other liabilities on NextEra Energy's condensed consolidated balance sheet) and long-term debt.

Other - As of September 30, 2010, several NextEra Energy subsidiaries have investments totaling approximately $590 million ($405 million at FPL) in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NextEra Energy's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  NextEra Energy is considered the primary beneficiary and therefore consolidates one of these entities with total assets of approximately $51 million.  NextEra Energy is considered the primary beneficiary of this entity because FPL and NextEra Energy Resources are each equal and the only investors in this entity, and combined they absorb substantially all of the expected losses and residual returns.  With respect to the other entities, NextEra Energy subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because NextEra Energy subsidiaries do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

8.  Common Stock

Earnings Per Share - The reconciliation of NextEra Energy's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions, except per share amounts)

Numerator - net income	$720	$533	$1,694	$1,267

Denominator:
Weighted-average number of common shares outstanding - basic	410.9	405.1	409.1	403.7
Restricted stock, performance share awards, options, warrants and equity units(a)	2.8	2.9	2.5	2.7
Weighted-average number of common shares outstanding - assuming dilution	413.7	408.0	411.6	406.4

Earnings per share of common stock:
Basic	$1.75	$1.32	$4.14	$3.14
Assuming dilution	$1.74	$1.31	$4.11	$3.12
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

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 9.4 million and 0.5 million for the three months ended September 30, 2010 and 2009, respectively, and 8.2 million and 0.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Continuous Offering of NextEra Energy Common Stock - In January 2009, NextEra Energy entered into an agreement under which NextEra Energy may offer and sell, from time to time, NextEra Energy common stock having a gross sales price of up to $400 million.  During the three and nine months ended September 30, 2010, NextEra Energy received gross proceeds through the sale and issuance of common stock under this agreement of approximately $80 million and $125 million, respectively.  Since inception of the agreement through September 30, 2010, NextEra Energy has received gross proceeds through the sale and issuance of common stock under this agreement of approximately $286 million.

9.  Debt

As of September 30, 2010, long-term debt issuances and borrowings by subsidiaries of NextEra Energy during 2010 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)

February 2010	FPL	First mortgage bonds	5.69%		$500	2040
March 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.56%		$305	2030
April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	FPL Group Capital	Term loan	Variable	(a)	$100	2013
April 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	Variable	(a)(b)	$255	2027
May 2010	FPL Group Capital	Debentures	2.55%	(b)	$250	2013
June 2010	NextEra Energy Resources subsidiary	Limited recourse term loan	Variable	(a)	$78	2015
August 2010	FPL Group Capital	Debentures	2.60%	(b)	$400	2015
September 2010	FPL Group Capital	Term loan	Variable	(a)	$50	2013
September 2010	FPL Group Capital	Debentures related to NextEra Energy's equity units	1.90%		$403	2015
September 2010	FPL Group Capital	Japanese yen denominated senior notes	5.1325%	(c)	$120 (c)	2030
September 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse term loan	Variable	(a)(b)	$297	2028
September 2010	FPL Group Capital	Term loan	Variable	(a)	$50	2013
September 2010	FPL Group Capital	Term loan	Variable	(a)	$110	2014
__________________________________

(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.
(c)	Reflects a currency swap agreement entered into with respect to both interest and principal payments on this issuance.

In September 2010, NextEra Energy sold $402.5 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NextEra Energy common stock (stock purchase contract) and, initially, a 1/20, or 5%, undivided beneficial ownership interest in a Series D Debenture due September 1, 2015 issued in the principal amount of $1,000 by FPL Group Capital (see table above).  Each stock purchase contract will require the holder to purchase NextEra Energy common stock for $50 in cash, with the amount of common stock to be purchased being based on a price per share range of $55.02 to $68.78 (subject to adjustment under certain circumstances).  Total annual distributions on the equity units will be at the rate of 7%, consisting of interest on the debentures (1.90% per year) and payments under the stock purchase contracts (5.10% per year).  The holder of an equity unit must complete the stock purchase by no later than September 1, 2013, and may satisfy its purchase obligation with proceeds raised from remarketing the FPL Group Capital debentures that comprise part of its equity unit.  The debentures are fully and unconditionally guaranteed by NextEra Energy.

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

At September 30, 2010, estimated planned capital expenditures for the remainder of 2010 through 2014 were as follows:

	2010	2011	2012	2013	2014	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$300	$1,520	$1,870	$500	$105	$4,295
Existing	205	640	570	610	665	2,690
Transmission and distribution	115	675	855	810	750	3,205
Nuclear fuel	45	200	175	250	205	875
General and other	40	90	140	90	120	480
Total	$705	$3,125	$3,610	$2,260	$1,845	$11,545

NextEra Energy Resources:
Wind(d)	$220	$280	$5	$15	$5	$525
Nuclear(e)	170	445	320	250	245	1,430
Solar(f)	95	845	855	405	40	2,240
Natural gas	10	135	30	50	40	265
Other(g)	40	75	70	55	60	300
Total	$535	$1,780	$1,280	$775	$390	$4,760

Corporate and Other(h)	$10	$75	$30	$25	$30	$170
__________________________________

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $14 million, $47 million, $71 million, $88 million and $28 million in 2010 to 2014, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $33 million, $98 million, $75 million and $24 million in 2010 to 2013, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals, and related transmission.  NextEra Energy Resources plans to add new wind generation of approximately 3,500 mw to 5,000 mw in 2010 through 2014, including approximately 680 mw in 2010 and 700 mw to 1,000 mw in 2011, at a total cost of approximately $7 billion to $10 billion.

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

(h)	Consists of capital expenditures that have received applicable internal approvals. Excludes capital expenditures for a transmission line in Texas totaling approximately $800 million through 2014.

NextEra Energy has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  Additionally, at September 30, 2010, subsidiaries of NextEra Energy, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements/contracts, with remaining terms ranging from less than one year to seven years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2010 was approximately $54 million.  At September 30, 2010, NextEra Energy did not have any liabilities recorded for these guarantees.  In certain instances, NextEra Energy can seek recourse from third parties for amounts paid under the guarantees.  At September 30, 2010, the fair value of these guarantees was not material.

Contracts - In addition to the estimated planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 mw annually through 2015 and 375 mw annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 695 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from December 2010 through 2032.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has one agreement with an electricity supplier to purchase approximately 155 mw of power with an expiration date of 2012.  In general, the agreement requires FPL to make a capacity payment and supply the fuel consumed by the plant under the contract.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction activities, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from December 2010 through 2022, approximately $867 million of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from October 2010 through 2033.

The required capacity and/or minimum payments under the contracts discussed above as of September 30, 2010 were estimated as follows:

	2010	2011	2012	2013	2014	Thereafter
FPL:	(millions)
Capacity payments:(a)
Qualifying facilities	$75	$270	$290	$270	$275	$2,890
JEA and Southern subsidiaries	$50	$210	$210	$205	$185	$355
Other electricity suppliers	$-	$10	$5	$-	$-	$-
Minimum payments, at projected prices:
Natural gas, including transportation and storage(b)	$420	$1,815	$780	$405	$395	$4,475
Oil(b)	$-	$140	$-	$-	$-	$-
Coal(b)	$20	$70	$15	$10	$5	$-

NextEra Energy Resources(c)	$680	$245	$140	$100	$65	$775
__________________________________

(a)
Capacity payments under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $126 million and $152 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $412 million and $459 million for the nine months ended September 30, 2010 and 2009, respectively.  Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $139 million and $132 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $352 million and $336 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Recoverable through the fuel clause.
(c)	Includes termination payments associated with wind turbine contracts for projects that have not yet received applicable internal approvals.

In addition, FPL has entered into two long-term agreements for transportation of natural gas from facilities that have not yet completed construction.  These agreements range from 5 to 25 years in length and contain firm commitments by FPL totaling up to approximately $173 million annually or $4.2 billion over the terms of the agreements.  These firm commitments are contingent upon the completion of construction of the facilities in 2011.

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

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and NextEra Energy has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.  See Regulatory Proceedings below.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of renewable energy credits each year during the period from 2002 through 2005 and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  Following a jury trial in 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court’s judgment, ruling that TXU is entitled to recover damages for contract breach against the NextEra Energy Resources Affiliates under a liquidated damages provision in the contracts.  The appellate court has remanded the case back to the trial court for proceedings to determine the amount of damages payable by the NextEra Energy Resources Affiliates under the liquidated damages provision.  The NextEra Energy Resources Affiliates filed a motion for rehearing of the appellate court’s decision and will appeal the decision to the Texas Supreme Court should a rehearing not be granted.

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

Regulatory Proceedings - On March 17, 2010, the FPSC issued its final order (FPSC rate order) with regard to FPL's March 2009 petition (2009 rate case) requesting, among other things, a permanent base rate increase.  The FPSC rate order, which established new retail base rates for FPL effective March 1, 2010, included an increase in retail base revenues of approximately $75 million on an annualized basis, established a regulatory return on common equity (ROE) of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  The FPSC rate order also directed FPL to reduce depreciation expense related to a depreciation reserve surplus of approximately $895 million over the 2010 to 2013 period.

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

On August 20, 2010, FPL, the State of Florida Office of Public Counsel, the Florida Attorney General’s Office and all other principal parties in FPL’s 2009 rate case signed a stipulation and settlement regarding FPL’s retail base rates (2010 rate agreement).  Key elements of the 2010 rate agreement are as follows:

•	Subject to the provisions of the 2010 rate agreement, retail base rates will remain frozen through the end of 2012.
•
Incremental cost recovery through FPL’s capacity clause for the new combined-cycle natural gas unit at FPL’s West County Energy Center (WCEC), which is expected to be placed in service by mid-2011, will be permitted up to the amount of the projected fuel savings for customers during the term of the 2010 rate agreement.

•
Future storm restoration costs would be recoverable on an accelerated basis beginning 60 days from the filing of a petition but capped at an amount that produces no more than a $4 surcharge for every 1,000 kwh of usage on residential bills during the first 12 months.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge for the amount above $800 million.

•
The midpoint of FPL’s authorized regulatory ROE range will remain 10%.  If the earned regulatory ROE falls below 9%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11%, the parties to the 2010 rate agreement may seek a reduction in FPL’s retail base rates.

•
FPL can vary the amount of surplus depreciation taken in any one calendar year up to a maximum of $267 million (with any unused portion of the maximum rolling over to and available in subsequent years), provided its earned regulatory ROE remains within the range of 9% to 11%.  In determining the regulatory ROE for all purposes under the 2010 rate agreement, earnings will be calculated using an actual, non-weather-adjusted basis.  FPL may use up to a maximum of $776 million in surplus depreciation over the course of the 2010 rate agreement.

•	All motions for reconsideration of the FPSC rate order, including FPL’s motion, will be withdrawn, and all parties agree to not appeal that order.

The 2010 rate agreement is subject to, and will not become effective until, approval by the FPSC, and action by the FPSC is pending.  If approved, the 2010 rate agreement will be effective through December 31, 2012, and will resolve all matters in FPL’s 2009 rate case.  NextEra Energy’s and FPL’s 2010 condensed consolidated financial statements contained herein reflect the effects of the 2010 rate agreement because management believes it is probable that the 2010 rate agreement will ultimately be approved by the FPSC.  However, if the 2010 rate agreement is not approved by the FPSC, based on the terms of the FPSC rate order NextEra Energy’s and FPL’s depreciation and amortization expense as reflected in the 2010 condensed consolidated statements of income herein would have been reduced by approximately $168 million ($200 million assuming FPL’s motion is granted) and NextEra Energy’s and FPL’s net income would have increased by approximately $103 million ($123 million assuming FPL’s motion is granted) for the three and nine months ended September 30, 2010.  FPL cannot predict with certainty whether or when the 2010 rate agreement will be approved by the FPSC, or if not approved, the outcome of the FPL motion proceedings, which could be different from that requested.

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

	Three Months Ended September 30,
	2010				2009
	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)(c)	Corporate & Other(c)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$3,116	$1,528	$47	$4,691	$3,301	$1,136	$36	$4,473
Operating expenses	$2,532	$997	$37	$3,566	$2,747	$850	$27	$3,624
Net income (loss)(b)	$308	$386	$26	$720	$306	$212	$15	$533

	Nine Months Ended September 30,
	2010				2009
	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)(c)	Corporate & Other(c)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$8,024	$3,739	$141	$11,904	$8,738	$3,136	$114	$11,988
Operating expenses	$6,546	$2,473	$112	$9,131	$7,525	$2,337	$89	$9,951
Net income (loss)(b)	$764	$907	$23	$1,694	$646	$603	$18	$1,267

	September 30, 2010				December 31, 2009
	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated
				(millions)

Total assets	$28,740	$22,059	$1,935	$52,734	$26,812	$20,136	$1,510	$48,458
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

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of NextEra Energy, provides funding for, and holds ownership interests in, NextEra Energy's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NextEra Energy.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2010				2009
	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$-	$1,578	$3,113	$4,691	$-	$1,174	$3,299	$4,473
Operating expenses	(1)	(1,036)	(2,529)	(3,566)	-	(879)	(2,745)	(3,624)
Interest expense	(4)	(156)	(87)	(247)	(4)	(126)	(74)	(204)
Other income (deductions) - net	699	74	(691)	82	526	64	(520)	70
Income (loss) before income taxes	694	460	(194)	960	522	233	(40)	715
Income tax expense (benefit)	(26)	72	194	240	(11)	13	180	182
Net income (loss)	$720	$388	$(388)	$720	$533	$220	$(220)	$533
__________________________________

(a)	Represents FPL and consolidating adjustments.

	Nine Months Ended September 30,
	2010				2009
	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$-	$3,888	$8,016	$11,904	$-	$3,258	$8,730	$11,988
Operating expenses	(3)	(2,590)	(6,538)	(9,131)	(1)	(2,433)	(7,517)	(9,951)
Interest expense	(11)	(463)	(258)	(732)	(12)	(396)	(223)	(631)
Other income (deductions) - net	1,689	159	(1,663)	185	1,282	96	(1,245)	133
Income (loss) before income taxes	1,675	994	(443)	2,226	1,269	525	(255)	1,539
Income tax expense (benefit)	(19)	83	468	532	2	(98)	368	272
Net income (loss)	$1,694	$911	$(911)	$1,694	$1,267	$623	$(623)	$1,267
__________________________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	September 30, 2010				December 31, 2009
	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$19	$21,015	$32,325	$53,359	$2	$19,185	$30,982	$50,169
Less accumulated depreciation and amortization	-	(4,066)	(10,992)	(15,058)	-	(3,513)	(10,578)	(14,091)
Total property, plant and equipment - net	19	16,949	21,333	38,301	2	15,672	20,404	36,078
CURRENT ASSETS
Cash and cash equivalents	-	755	36	791	-	156	82	238
Receivables	822	876	422	2,120	453	1,247	547	2,247
Other	6	1,727	1,132	2,865	4	1,258	590	1,852
Total current assets	828	3,358	1,590	5,776	457	2,661	1,219	4,337
OTHER ASSETS
Investment in subsidiaries	13,879	-	(13,879)	-	12,785	-	(12,785)	-
Other	323	3,895	4,439	8,657	557	3,257	4,229	8,043
Total other assets	14,202	3,895	(9,440)	8,657	13,342	3,257	(8,556)	8,043
TOTAL ASSETS	$15,049	$24,202	$13,483	$52,734	$13,801	$21,590	$13,067	$48,458

CAPITALIZATION
Common shareholders' equity	$14,151	$4,269	$(4,269)	$14,151	$12,967	$4,349	$(4,349)	$12,967
Long-term debt	-	11,402	6,278	17,680	-	10,506	5,794	16,300
Total capitalization	14,151	15,671	2,009	31,831	12,967	14,855	1,445	29,267
CURRENT LIABILITIES
Debt due within one year	-	2,503	285	2,788	-	1,729	860	2,589
Accounts payable	1	461	637	1,099	-	453	539	992
Other	493	1,554	1,253	3,300	417	1,170	1,281	2,868
Total current liabilities	494	4,518	2,175	7,187	417	3,352	2,680	6,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	575	1,907	2,482	-	585	1,833	2,418
Accumulated deferred income taxes	79	1,477	3,593	5,149	94	1,318	3,448	4,860
Regulatory liabilities	14	-	3,257	3,271	16	-	3,166	3,182
Other	311	1,961	542	2,814	307	1,480	495	2,282
Total other liabilities and deferred credits	404	4,013	9,299	13,716	417	3,383	8,942	12,742
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$15,049	$24,202	$13,483	$52,734	$13,801	$21,590	$13,067	$48,458
__________________________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2010				2009
	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	FPL Group Capital	Other(a)	NextEra Energy Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,079	$1,198	$492	$2,769	$532	$1,250	$1,544	$3,326

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	-	(1,983)	(2,106)	(4,089)	-	(2,067)	(1,973)	(4,040)
Capital contribution to FPL	(660)	-	660	-	-	-	-	-
Cash grants under the Recovery Act	-	426	130	556	-	-	-	-
Other - net	-	(13)	(10)	(23)	(131)	13	140	22
Net cash used in investing activities	(660)	(1,570)	(1,326)	(3,556)	(131)	(2,054)	(1,833)	(4,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	2,495	523	3,018	-	1,884	505	2,389
Retirements of long-term debt	-	(530)	(41)	(571)	-	(1,149)	(263)	(1,412)
Proceeds from sale of differential membership interests	-	261	-	261	-	-	-	-
Net change in short-term debt	-	(357)	(578)	(935)	-	(338)	54	(284)
Issuances of common stock - net	184	-	-	184	186	-	-	186
Dividends on common stock	(616)	-	-	(616)	(574)	-	-	(574)
Other - net	13	(898)	884	(1)	(13)	123	(94)	16
Net cash provided by (used in) financing activities	(419)	971	788	1,340	(401)	520	202	321

Net increase (decrease) in cash and cash equivalents	-	599	(46)	553	-	(284)	(87)	(371)
Cash and cash equivalents at beginning of period	-	156	82	238	-	414	121	535
Cash and cash equivalents at end of period	$-	$755	$36	$791	$-	$130	$34	$164
__________________________________

(a)	Represents FPL and consolidating adjustments.

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

Summary - Presented below is a summary of net income by reportable segment (see Note 11).  Beginning in 2010, NextEra Energy Resources' results include non-utility interest expense on a deemed capital structure of 70% debt and allocated shared service costs.  NextEra Energy's other reportable segment, FPL, a rate-regulated utility, was not affected by these changes.  Prior year segment data of NextEra Energy Resources and Corporate and Other has been restated to include the effect of these changes.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Increase	2010	2009	Increase
	(millions)
FPL	$308	$306	$2	$764	$646	$118
NextEra Energy Resources	386	212	174	907	603	304
Corporate and Other	26	15	11	23	18	5
NextEra Energy Consolidated	$720	$533	$187	$1,694	$1,267	$427

The increase in FPL's results for the three months ended September 30, 2010 reflects higher retail customer usage, a retail base rate increase resulting from the placement in service of WCEC Units Nos. 1 and 2 and the impact of the FPSC rate order, partly offset by higher depreciation and amortization expense.  The increase in retail customer usage compared to the prior year period is primarily due to warmer weather and other factors.  The increase in depreciation and amortization expense is primarily due to a reversal, in accordance with the 2010 rate agreement, of previously recorded depreciation reserve surplus amortization.  The increase in FPL's results for the nine months ended September 30, 2010 reflects higher retail customer usage, a retail base rate increase resulting from the placement in service of WCEC Units Nos. 1 and 2, the impact of the FPSC rate order and higher cost recovery clause results, partly offset by higher depreciation and amortization expense recovered through base rates, higher operations and maintenance (O&M), property tax and interest expenses and a lower equity component of AFUDC (AFUDC - equity).  The increase compared to the prior year period in retail customer usage reflects colder weather in the first quarter and warmer weather in the second and third quarters, and other factors.

On March 17, 2010, the FPSC rate order was issued with regard to FPL's 2009 rate case requesting, among other things, a permanent base rate increase.  The FPSC rate order, which established new retail base rates for FPL effective March 1, 2010, included an increase in retail base revenues of approximately $75 million on an annualized basis, established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  The FPSC rate order also directed FPL to reduce depreciation expense related to a depreciation reserve surplus of approximately $895 million over the 2010 to 2013 period.

On April 1, 2010, FPL filed a motion asking the FPSC to correct the reconsideration errors and to clarify the depreciation inconsistency.  Regardless of whether the FPSC ultimately concludes that revenue requirements should be higher or lower than the retail base rates implemented on March 1, 2010, the FPL motion requested that the FPSC resolve the reconsideration errors and depreciation inconsistency through an adjustment to depreciation expense which would keep retail base rates and revenues the same as set forth in the FPSC rate order and currently in effect.  The FPSC's ruling on the FPL motion is pending.  However, on August 20, 2010, FPL and all the principal parties in FPL's 2009 rate case signed a 2010 rate agreement which is subject to, and will not become effective until, approval by the FPSC, and action by the FPSC is pending.  If approved, the 2010 rate agreement will be effective through December 31, 2012, and will resolve all matters in FPL’s 2009 rate case.  See Note 10 - Regulatory Proceedings.  NextEra Energy’s and FPL’s 2010 condensed consolidated financial statements contained herein reflect the effects of the 2010 rate agreement because management believes it is probable that the 2010 rate agreement will ultimately be approved by the FPSC.  However, if the 2010 rate agreement is not approved by the FPSC, based on the terms of the FPSC rate order NextEra Energy’s and FPL’s depreciation and amortization expense as reflected in the 2010 condensed consolidated statements of income herein would have been reduced by approximately $168 million ($200 million assuming FPL’s motion is granted) and NextEra Energy’s and FPL’s net income would have increased by approximately $103 million ($123 million assuming FPL’s motion is granted) for the three and nine months ended September 30, 2010.  FPL cannot predict with certainty whether or when the 2010 rate agreement will be approved by the FPSC, or if not approved, the outcome of the FPL motion proceedings, which could be different from that requested.

FPL suspended activity on the modernization of its Cape Canaveral and Riviera Beach power plants in January 2010 in order to appropriately evaluate the impact of the FPSC's 2009 rate case decision, including its effect on FPL’s credit quality and implications for the cost of capital.  Following an in-depth analysis, FPL subsequently determined that it is appropriate to move ahead with the modernizations of its Cape Canaveral and Riviera Beach power plants.  The units are expected to go into service in 2013 and 2014, respectively, as originally planned, and are expected to provide customers with substantial savings over the life of the plants.  FPL had also suspended activity on its proposed natural gas pipeline.  FPL believes Florida needs a third natural gas pipeline to enhance fuel security and give customers access to additional markets.  However, given a revised load forecast, new natural gas transport capacity is not projected to be needed any sooner than 2015.  As a result, FPL expects to evaluate options in 2011 for developing a third pipeline in the future.  FPL expects to continue a stepwise approach to development activities regarding the two additional nuclear units at FPL’s Turkey Point site with the focus on obtaining the combined operating license.  The plan is not to proceed with construction of the two additional nuclear units until at least the combined operating license is obtained.  If constructed, FPL expects the in-service dates of the two additional nuclear units to be 2022 and 2023.  FPL is currently monitoring the federal government's loan guarantee program for the construction of new nuclear units to determine whether FPL might be able to pursue such a guarantee for the two additional nuclear units.  The effect of the decisions discussed above and those regarding other infrastructure projects are reflected in FPL’s estimated planned capital expenditures.  See Note 10 - Commitments.

NextEra Energy Resources’ results for the three and nine months ended September 30, 2010 increased primarily due to net unrealized after-tax gains from non-qualifying hedges in the current year compared to losses on such hedges in the prior year.  See table below for details of NextEra Energy Resources’ net unrealized after-tax gains and losses from non-qualifying hedges, after-tax OTTI losses on securities held in its nuclear decommissioning funds and after-tax OTTI reversals, all of which are included in NextEra Energy's and NextEra Energy Resources’ net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions)

Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity	$114	$(32)	$245	$(33)
OTTI after-tax losses on securities held in nuclear decommissioning funds	$-	$-	$(9)	$(33)
OTTI after-tax reversals	$5	$3	$13	$7

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

NextEra Energy Resources’ results for the three months ended September 30, 2010 also reflect earnings from new investments, higher wind resource, higher gas infrastructure results and higher-priced hedges at Seabrook, partly offset by lower results at NextEra Energy Power Marketing, LLC (PMI), a subsidiary of NextEra Energy Resources that buys and sells wholesale energy commodities, and higher expenses to support the growth of the business.  NextEra Energy Resources’ results for the nine months ended September 30, 2010 also reflect lower earnings from the existing assets portfolio, the absence of a tax benefit recorded in 2009 reflecting the reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations (foreign tax benefit), the absence of a tax benefit recorded in 2009 related to a change in state tax law that extended the carry forward period of ITCs on certain wind projects (state tax benefit) and higher expenses to support the growth of the business, partly offset by earnings from new investments, higher gas infrastructure results and gains from the sale of waste-to-energy and coal-fired projects.  See footnote (a) to the table under NextEra Energy Resources below for a description of projects included in new investments and the existing assets portfolio.

Corporate and Other's results for the three and nine months ended September 30, 2010 include a one-time income tax benefit related to employee benefits and higher interest income, partly offset by higher interest expense.  Results for Corporate and Other for the nine months ended September 30, 2010 also reflect a write-down to fair value in the residual value of assets held under leveraged leases.

NextEra Energy's effective income tax rate for the three and nine months ended September 30, 2010 was approximately 25% and 24%, respectively; NextEra Energy's effective income tax rate for the corresponding periods in 2009 was 25% and 18%.  These rates reflect PTCs for wind projects at NextEra Energy Resources and deferred tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred tax benefits associated with convertible ITCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation.  PTCs for the three and nine months ended September 30, 2010 were approximately $66 million and $229 million, respectively, and $50 million and $190 million for the comparable periods in 2009 and reflect higher wind production eligible for PTCs and an increase in the per kwh federal rate.  See Note 5.  The increase in the effective income tax rate for the nine months ended September 30, 2010 reflects the effect of higher pretax income, due in part to higher net unrealized mark-to-market gains from non-qualifying hedge activity.

FPL - FPL's net income for the three months ended September 30, 2010 and 2009 was $308 million and $306 million, respectively, an increase of $2 million.  FPL's net income for the nine months ended September 30, 2010 and 2009 was $764 million and $646 million, respectively, an increase of $118 million.  See Summary above for a discussion of the major drivers of these increases.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions)

Retail base	$1,232	$1,123	$3,243	$2,882
Fuel cost recovery	1,346	1,734	3,038	4,505
Net repayment of previously deferred retail fuel revenues	-	-	356	-
Net deferral of retail fuel revenues	-	(122)	-	(146)
Other cost recovery clauses and pass-through costs	480	514	1,236	1,348
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	58	52	151	149
Total	$3,116	$3,301	$8,024	$8,738

For the three months ended September 30, 2010, a 0.6% increase in the average number of customer accounts increased retail base revenues by approximately $7 million, while a 2.3% increase in usage per retail customer, reflecting warmer weather compared to the prior year period and other factors, increased retail base revenues by approximately $21 million.  For the nine months ended September 30, 2010, a 0.4% increase in the average number of customer accounts increased retail base revenues by approximately $13 million, while a 3.5% increase in usage per retail customer, reflecting cold weather experienced in the first quarter and warmer weather in the second and third quarters and other factors, increased retail base revenues by approximately $112 million.  Base rate increases resulting from WCEC Units Nos. 1 and 2 commencing commercial operation in August and November 2009, respectively, and the base rate increase pursuant to the FPSC rate order, increased retail base revenues for the three months ended September 30, 2010 by approximately $59 million and $22 million, respectively; the corresponding amounts for the nine months ended September 30, 2010 were $185 million and $51 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return allowed to be recovered through the cost recovery clauses on certain assets, primarily solar, environmental and nuclear capacity additions.  For the three months ended September 30, 2010 and 2009, cost recovery clauses contributed $19 million and $11 million, respectively, to FPL's net income; the corresponding amounts for the nine months ended September 30, 2010 and 2009, were $54 million and $28 million.  In 2010, it is expected that an additional portion of FPL's earnings will be realized through cost recovery clauses as a result of the allowed rate of return on incremental solar, environmental and nuclear capacity expenditures primarily related to the addition of baseload capacity at FPL's existing nuclear units at St. Lucie and Turkey Point, partly offset by a lower allowed rate of return applied to solar and environmental expenditures as a result of the FPSC rate order.  Underrecovery or overrecovery of cost recovery clause and pass-through costs can significantly affect NextEra Energy's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity additions until such capacity goes into service, pre-construction costs associated with the development of two additional units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $391 million and $68 million at September 30, 2010 and December 31, 2009, respectively.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected in the net repayment of previously deferred retail fuel revenues caption included in the table above.  The difference between the refund and the December 31, 2009 overrecovery will be collected from retail customers in a subsequent period.  The decrease in fuel revenues for the three months ended September 30, 2010 reflects approximately $445 million related to a lower average fuel factor, partly offset by $57 million attributable to higher energy sales.  The decrease in fuel revenues for the nine months ended September 30, 2010 reflects the $404 million refund and approximately $1,198 million related to a lower average fuel factor, partly offset by $135 million attributable to higher energy sales.  The decrease from December 31, 2009 to September 30, 2010 in deferred clause and franchise revenues and the increase in deferred clause and franchise expenses totaled approximately $679 million and negatively affected NextEra Energy's and FPL's cash flows from operating activities for the nine months ended September 30, 2010.

The decrease in revenues from other cost recovery clauses and pass-through costs for the three and nine months ended September 30, 2010 is primarily due to lower revenues associated with the FPSC's nuclear cost recovery rule, reflecting lower expenditures primarily related to two proposed nuclear units at FPL's Turkey Point site.  FPL recovers, under the FPSC's nuclear cost recovery rule through levelized charges under the capacity clause, pre-construction costs associated with the development of two additional units at the Turkey Point site and carrying charges (equal to a pretax AFUDC rate) on construction costs associated with the addition of baseload capacity at its existing nuclear units.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions)

Fuel and energy charges during the period	$1,458	$1,626	$3,732	$4,143
Net collection of previously deferred retail fuel costs	-	-	-	256
Net deferral of retail fuel costs	(120)	-	(339)	-
Other, primarily capacity charges, net of any capacity deferral	166	160	423	411
Total	$1,504	$1,786	$3,816	$4,810

The decrease in fuel and energy charges for the three months ended September 30, 2010 reflects lower fuel and energy prices of approximately $217 million, partly offset by approximately $49 million attributable to higher energy sales.  The decrease in fuel and energy charges for the nine months ended September 30, 2010 reflects lower fuel and energy prices of approximately $555 million, partly offset by approximately $144 million attributable to higher energy sales.

FPL's O&M expenses increased $7 million for the three months ended September 30, 2010 primarily due to higher nuclear maintenance costs.  FPL's O&M expenses increased $88 million for the nine months ended September 30, 2010 reflecting an approximately $20 million charge for workforce reductions and higher nuclear and fossil generation, distribution and insurance costs of approximately $28 million, $22 million, $11 million and $9 million, respectively, partly offset by lower customer service costs, primarily due to lower uncollectible accounts, of $7 million.  The increase in nuclear generation costs for the nine-month period is primarily due to higher maintenance costs and reflects a reimbursement in 2009 of prior years’ costs of approximately $10 million related to a spent nuclear fuel litigation settlement agreement with the U.S. Government.  The increase in fossil generation costs is primarily due to costs related to WCEC Units Nos. 1 and 2, which units were placed in service in the second half of 2009, and higher plant overhaul costs.  The increase in distribution costs reflects higher restoration costs incurred primarily during cold weather experienced in January 2010 and additional tree trimming costs.  Insurance costs reflect higher nuclear insurance costs.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses, excluding pass-through O&M costs, in 2010 to exceed the 2009 level primarily due to higher nuclear and fossil generation, transmission and distribution costs, higher nuclear insurance and employee benefit costs and the charge for workforce reductions.

Depreciation and amortization expense for the three months ended September 30, 2010 increased approximately $70 million primarily due to the reversal of approximately $79 million of previously recorded depreciation reserve surplus amortization.  In accordance with the 2010 rate agreement, FPL recorded this reversal to remain within its authorized regulatory ROE range.  In addition, the increase in depreciation and amortization expense for the three-month period reflects the cessation in 2010 of a $125 million annual reduction in depreciation and amortization expense, which FPL had been recording since 2002, and higher plant in service balances.  These items were partly offset by lower depreciation rates as a result of the FPSC rate order.  Depreciation and amortization expense for the nine months ended September 30, 2010 decreased $32 million primarily due to lower cost recovery clause and pass-through costs and lower rates as a result of the FPSC rate order, partly offset by the cessation of the $125 million annual reduction in depreciation and amortization expense and higher plant in service balances.  For the three and nine months ended September 30, 2010, FPL's depreciation and amortization expense reflects lower cost recovery clause and other pass-through costs of approximately $27 million and $99 million, respectively, which did not significantly affect net income.  See Note 10 – Regulatory Proceedings regarding depreciation reserve surplus which may be amortized over the term of the 2010 rate agreement.

Taxes other than income taxes and other decreased $10 million and $41 million for the three and nine months ended September 30, 2010, respectively, primarily due to lower franchise fees and revenue taxes, which are pass-through costs, partly offset by higher property taxes of $6 million and $25 million, respectively, reflecting growth in plant in service balances.  The decline in franchise fees and revenue taxes reflects the decline in fuel revenues.

Interest expense for the three and nine months ended September 30, 2010 reflects higher average debt balances, as well as lower allowance for borrowed funds used during construction.  The decrease in AFUDC - equity for the three and nine months ended September 30, 2010 is primarily attributable to lower AFUDC - equity on WCEC Units Nos. 1 and 2, which units commenced commercial operation in August and November 2009, respectively, partly offset by additional AFUDC - equity on WCEC Unit No. 3.  The decrease in AFUDC - equity also reflects a decline, effective April 1, 2010, in the AFUDC rate from 7.41% to 6.41%, as approved by the FPSC.

FPL is currently constructing WCEC Unit No. 3, a natural gas-fired combined-cycle unit of approximately 1,220 mw, which is expected to be placed in service by mid-2011.  In addition, FPL is in the process of adding approximately 400 mw to 460 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service from 2011 to 2013.  FPL is also constructing a 75 mw solar thermal facility in Martin County, Florida, which facility is expected to be in service by the end of 2010.  FPL is in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by 2013 and 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.  A 10 mw solar photovoltaic facility in Brevard County, Florida was placed in service in April 2010.

NextEra Energy Resources - NextEra Energy Resources’ 2009 segment results have been restated to reflect a change in the method of allocating non-utility interest expense and the allocation of shared service costs.  See Summary above and Note 11 for additional discussion.  NextEra Energy Resources’ net income for the three months ended September 30, 2010 and 2009 was $386 million and $212 million, respectively, an increase of $174 million.  NextEra Energy Resources’ net income for the nine months ended September 30, 2010 and 2009 was $907 million and $603 million, respectively, an increase of $304 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(millions)

New investments(a)	$20	$43
Existing assets(a)	21	(10)
Gas infrastructure	17	21
Customer supply and proprietary power and gas trading businesses	(15)	(1)
Asset sales	(6)	9
Interest expense, differential membership costs and other	(11)	(66)
Change in unrealized mark-to-market non-qualifying hedge activity(b)(c)	146	278
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	2	30
Net income increase	$174	$304
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

(b)	See Note 2 and discussion above related to derivative instruments.
(c)	See table in Summary above for additional detail.

The increase in NextEra Energy Resources’ results from new investments reflects the addition of approximately 1,260 mw of wind generation during or after the three months ended September 30, 2009 and 1,460 mw of wind generation during or after the nine months ended September 30, 2009 and a benefit related to state ITCs.  Results for the three-month period from NextEra Energy Resources' existing asset portfolio increased primarily due to higher results of $16 million associated with existing wind projects primarily due to a higher wind resource across the portfolio and lower curtailments in Texas and favorable results of $8 million at Seabrook primarily resulting from higher-priced hedges.  Results for the nine-month period from NextEra Energy Resources' existing asset portfolio decreased primarily due to lower results of $25 million associated with existing wind projects primarily due to the absence of the state tax benefit of $17 million and unfavorable prices, partially offset by higher generation resulting from lower curtailments in Texas.  The results for the nine-month period also decreased due to unfavorable results in the Electric Reliability Council of Texas region of $17 million resulting primarily from unfavorable market conditions.  These items were partially offset by favorable results in the New England Power Pool (NEPOOL) region of $25 million due principally to favorable results at Seabrook resulting from higher-priced hedges and higher results from the contracted portfolio.  Substantially all of the expected 2010 results from NextEra Energy Resources' existing assets are hedged against fluctuations in commodity prices.  The increase in gas infrastructure results for the three and nine months ended September 30, 2010 is primarily due to exiting the hedged positions on a small number of future drilling opportunities.

The decrease in NextEra Energy Resources' results from customer supply and proprietary power and gas trading businesses in the three- and nine-month periods is primarily due to lower gas and power trading results.  The decrease in the nine-month period was partly offset by a gain from the sale of a power supply contract that NextEra Energy Resources entered into in 2009.  The customer supply business includes retail energy operations and load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

For the three-month period, asset sales reflect the absence of a gain recorded in 2009 on the sale of a 50 mw wind project.  For the nine-month period, asset sales include an after-tax gain of approximately $5 million on the sale of a coal-fired project and an after-tax gain of approximately $11 million recorded in 2010 on a waste-to-energy project sold in 2009, partly offset by the absence of the gains from the sale of wind development rights and the sale of the 50 mw wind project in 2009.

The increase in interest expense, differential membership costs and other for the three- and nine-month periods reflects increased costs due to growth of the business.  For the nine-month period, the increase also reflects the absence of the foreign tax benefit of $18 million which was recorded in 2009.

Operating revenues for the three months ended September 30, 2010 increased $392 million primarily due to higher revenues at PMI and NextEra Energy Resources' retail energy provider (collectively, approximately $199 million).  In addition, operating revenues reflect primarily higher-priced hedges in the NEPOOL region ($46 million), project additions ($32 million), a higher wind resource and gains of $26 million on unrealized mark-to-market non-qualifying hedge activity in 2010 compared to $54 million of losses on such hedges in 2009.  Operating revenues for the nine months ended September 30, 2010 increased $603 million primarily due to higher revenues at PMI and NextEra Energy Resources' retail energy provider (collectively, approximately $311 million), project additions ($110 million), higher revenues in the NEPOOL region ($126 million) primarily due to higher-priced hedges and gains of $65 million on unrealized mark-to-market non-qualifying hedge activity compared to $22 million of losses on such hedges in 2009.

Operating expenses for the three months ended September 30, 2010 increased $147 million, primarily reflecting higher fuel costs of approximately $261 million, principally at PMI, and higher costs for project additions of approximately $24 million.  This was partially offset by $160 million of unrealized mark-to-market gains from non-qualifying hedges compared to $2 million of such gains in 2009.  Operating expenses for the nine months ended September 30, 2010 increased $136 million reflecting higher fuel costs of approximately $372 million, principally at PMI, higher costs for project additions of approximately $72 million and higher corporate and other operating expenses of $15 million to support the growth of the business.  This was partially offset by $338 million of unrealized mark-to-market gains from non-qualifying hedges compared to $30 million of losses on such hedges in 2009.

NextEra Energy Resources' interest expense for the three and nine months ended September 30, 2010 increased $18 million and $42 million, respectively, primarily due to increased borrowings to support the growth of the business, partly offset by lower average interest rates of approximately 38 basis points and 49 basis points for the three and nine months ended September 30, 2010, respectively.  Gains on disposal of assets - net in NextEra Energy's condensed consolidated statements of income for the three and nine months ended September 30, 2010 reflect $13 million and $41 million, respectively, of gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds; corresponding gains for the three and nine months ended September 30, 2009 were $10 million and $19 million.  In addition, gains on disposal of assets - net for the nine months ended September 30, 2010 reflect a pretax gain of $18 million on the sale of the waste-to-energy project.

See Summary above and Note 5 for a discussion of PTCs, deferred tax benefits associated with convertible ITCs and NextEra Energy's effective income tax rates for the three and nine months ended September 30, 2010 and 2009.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources expects to add a total of approximately 680 mw of new wind generation in 2010 or early 2011, of which 99 mw have been placed in service and approximately 580 mw are under construction, and a total of 700 mw to 1,000 mw in 2011.  NextEra Energy Resources plans to add approximately 3,500 mw to 5,000 mw of new wind generation and approximately 400 mw to 600 mw of new solar generation in 2010 through 2014.  Currently, in the United States, 31 states and the District of Columbia have renewable portfolio standards requiring electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(17)	$(9)	$(46)	$(31)
Interest income	10	6	32	26
Federal and state income tax benefits (expenses)	26	11	26	(2)
Other	7	7	11	25
Net income	$26	$15	$23	$18

The increase in interest expense for the three and nine months ended September 30, 2010 reflects additional debt outstanding, partly offset by lower average interest rates of approximately 44 basis points and 45 basis points, respectively, and a higher allocation of interest costs to NextEra Energy Resources, reflecting growth in its business.  Interest income for the three and nine months ended September 30, 2010 reflects higher interest earned on an energy-related loan made to a third party by an FPL Group Capital subsidiary and higher interest income on unrecognized tax benefits.  Federal and state income tax benefits and expenses reflect a one-time income tax benefit of $24 million related to employee benefits and consolidating income tax adjustments.  Other includes all other corporate income and expenses, as well as other business activities.  The decline in other for the nine months ended September 30, 2010 is primarily due to a $12 million after-tax write-down to fair value in the residual value of assets held under leveraged leases; the pretax amount of the write-down of $18 million is reflected in Other - net in NextEra Energy's condensed consolidated statements of income.

Liquidity and Capital Resources

NextEra Energy and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, short- and long-term borrowings, and the issuance, from time to time, of short- and long-term debt, and equity securities, consistent with NextEra Energy's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NextEra Energy, FPL and FPL Group Capital rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NextEra Energy, FPL and FPL Group Capital to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

The global and domestic credit and capital markets experienced unprecedented levels of volatility and disruption in the recent past.  This significantly affected the cost and available sources of liquidity in the financial markets.  FPL and FPL Group Capital have continued to have access to commercial paper and short- and long-term credit and capital markets.  If capital and credit market conditions change, this could alter spending plans and affect working capital at FPL and NextEra Energy Resources.

Available Liquidity - At September 30, 2010, NextEra Energy's total net available liquidity was approximately $5.9 billion, of which FPL's portion was approximately $3.0 billion.  The components of each company's net available liquidity at September 30, 2010 were as follows:

				Maturity Date
	FPL	FPL Group Capital	NextEra Energy Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving line of credit facilities(a)	$2,973	$3,917	$6,890	(b)	(b)
Less letters of credit	(21)	(886)	(907)
	2,952	3,031	5,983

Revolving term loan facility	250	-	250	2014
Less borrowings	-	-	-
	250	-	250

Subtotal	3,202	3,031	6,233

Cash and cash equivalents	37	754	791
Less commercial paper	(240)	(845)	(1,085)

Net available liquidity	$2,999	$2,940	$5,939
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

As of October 29, 2010, 49 banks participate in FPL's and FPL Group Capital's bank revolving line of credit facilities and FPL's revolving term loan facility, with no one bank providing more than 8% of the combined bank revolving line of credit facilities and FPL's revolving term loan facility.  In order for FPL Group Capital to borrow under the terms of its bank revolving line of credit facility, NextEra Energy (which guarantees the payment of FPL Group Capital's bank revolving line of credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital bank revolving line of credit facility also contains default and related acceleration provisions relating to, among other things, failure of NextEra Energy to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its bank revolving line of credit facilities and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL bank revolving line of credit facilities and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At September 30, 2010, each of NextEra Energy and FPL was in compliance with its required ratio.

In January 2009, NextEra Energy entered into an agreement under which NextEra Energy may offer and sell, from time to time, NextEra Energy common stock having a gross sales price of up to $400 million.  During the three and nine months ended September 30, 2010, NextEra Energy received gross proceeds through the sale and issuance of common stock under this agreement of approximately $80 million and $125 million, respectively.  Since inception of the agreement through September 30, 2010, NextEra Energy has received gross proceeds through the sale and issuance of common stock under this agreement of approximately $286 million.

At September 30, 2010, FPL had the capacity to absorb up to approximately $205 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  See Note 10 - Regulatory Proceedings.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established an $80 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

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

Letters of Credit, Surety Bonds and Guarantees - NextEra Energy and FPL obtain letters of credit and surety bonds, and issue guarantees to facilitate commercial transactions with third parties and financings.  At September 30, 2010, NextEra Energy had approximately $1.1 billion of standby letters of credit ($30 million for FPL), approximately $78 million of surety bonds ($46 million for FPL) and approximately $9.2 billion notional amount of guarantees ($44 million for FPL), of which approximately $6.9 billion ($50 million for FPL) letters of credit and guarantees have expiration dates within the next five years.  An aggregate of approximately $907 million ($21 million for FPL) of the standby letters of credit at September 30, 2010 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, capital expenditures for wind development, nuclear activities and other contractual agreements.  Each of NextEra Energy and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at September 30, 2010, NextEra Energy and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, NextEra Energy has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 10 -Commitments.

Shelf Registration - In August 2009, NextEra Energy, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of October 29, 2010, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of October 29, 2010, NextEra Energy and FPL Group Capital had approximately $2.7 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $2.0 billion of board-authorized available capacity.

Credit Ratings - At October 29, 2010, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NextEra Energy, FPL and FPL Group Capital:

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	NextEra Energy		FPL
	Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions)

Net cash provided by operating activities	$2,769	$3,326	$1,612	$2,031
Net cash used in investing activities	(3,556)	(4,018)	(1,975)	(1,945)
Net cash provided by (used in) financing activities	1,340	321	317	(172)
Net increase (decrease) in cash and cash equivalents	$553	$(371)	$(46)	$(86)

NextEra Energy's cash and cash equivalents increased for the nine months ended September 30, 2010 reflecting cash generated by operating activities, net issuances of long-term debt, proceeds from the sale of differential membership interests and cash grants received under the Recovery Act.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt and the payment of common stock dividends to NextEra Energy shareholders.

NextEra Energy's cash flows from operating activities for the nine months ended September 30, 2010 reflect cash generated by net income, margin cash collateral provided from NextEra Energy Resources' derivative instrument counterparties as a result of changing energy prices and an increase in other taxes at FPL primarily due to property taxes, which are payable in the fourth quarter.  These inflows were partially offset by cash outflows related to FPL's cost recovery clause, primarily the fuel clause.

NextEra Energy's cash flows from investing activities for the nine months ended September 30, 2010 reflect capital investments, including nuclear fuel purchases, of approximately $2.1 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects, including nuclear fuel, of approximately $1.9 billion by NextEra Energy Resources.  NextEra Energy's cash flows from investing activities also include approximately $556 million (comprised of $425 million and $131 million at NextEra Energy Resources and FPL, respectively) of cash grants under the Recovery Act, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.  NextEra Energy expects to receive additional cash grants under the Recovery Act during 2011.

During the nine months ended September 30, 2010, NextEra Energy generated proceeds from financing activities, net of related issuance costs, of approximately $3.5 billion, including $261 million in proceeds from the sale of differential membership interests, $184 million in proceeds from the issuance of common stock, primarily under NextEra Energy’s continuous offering agreement (see Available Liquidity above) and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount		Maturity Date
					(millions)

February 2010	FPL	First mortgage bonds	5.69%		$500		2040
March 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.56%		305		2030
April 2010	FPL Group Capital	Term loan	Variable	(a)	100		2013
April 2010	FPL Group Capital	Term loan	Variable	(a)	100		2013
April 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	Variable	(a)(b)	255		2027
May 2010	FPL Group Capital	Debentures	2.55%	(b)	250		2013
June 2010	NextEra Energy Resources subsidiary	Limited recourse term loan	Variable	(a)	78		2015
August 2010	FPL Group Capital	Debentures	2.60%	(b)	400		2015
September 2010	FPL Group Capital	Term loan	Variable	(a)	50		2013
September 2010	FPL Group Capital	Debentures related to NextEra Energy's equity units	1.90%		403		2015
September 2010	FPL Group Capital	Japanese yen denominated senior notes	5.1325%	(c)	120	(c)	2030
September 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse term loan	Variable	(a)(b)	297		2028
September 2010	FPL Group Capital	Term loan	Variable	(a)	50		2013
September 2010	FPL Group Capital	Term loan	Variable	(a)	110		2014
					$3,018
__________________________________

(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.
(c)	Reflects a currency swap agreement entered into with respect to both interest and principal payments on this issuance.

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

On September 30, 2010, Heartland Wind Funding, LLC (Heartland Wind Funding), an indirect wholly-owned subsidiary of NextEra Energy Resources, issued Class B membership interests in Heartland Wind, LLC (Heartland Wind), an indirect wholly-owned subsidiary of NextEra Energy Resources, with ownership interests in three wind generation facilities with generating capability totaling approximately 309 mw located in North Dakota and Iowa, to a third-party investor.  At closing, Heartland Wind Funding received approximately $71 million and will receive future capital contributions from the third-party investor on a semi-annual basis through December 31, 2018 based on the amount of PTCs generated by Heartland Wind.  The future capital contributions are expected to total approximately $195 million based on projected wind generation.

During the nine months ended September 30, 2010, NextEra Energy paid approximately $2.1 billion in connection with financing activities, including $280 million in principal payments on NextEra Energy Resources' debt, $250 million in principal payments on FPL Group Capital’s debt, $42 million in principal payments on storm-recovery bonds, a net decrease in short-term debt of $935 million (comprised of $357 million and $578 million at FPL Group Capital and FPL, respectively) and $616 million for the payment of dividends on NextEra Energy's common stock.

NextEra Energy's cash and cash equivalents decreased for the nine months ended September 30, 2009, reflecting capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt, the payment of common stock dividends to NextEra Energy shareholders and the payment of margin cash collateral to NextEra Energy Resources' derivative instrument counterparties.  These outflows were partially offset by the receipt of cash from the net issuance of long-term debt and the recovery of fuel costs.

Accumulated Other Comprehensive Income (Loss)

NextEra Energy's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2010			2009
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

Balances at December 31 of prior year	$67	$102	$169	$5	$(18)	$(13)
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $55 tax benefit and $80 tax expense, respectively)	(98)	-	(98)	118	-	118
Reclassification from AOCI to net income (net of $27 and $50 tax benefit, respectively)	(30)	-	(30)	(71)	-	(71)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $45 and $71 tax expense, respectively)	-	26	26	-	104	104
Reclassification from AOCI to net income (net of $9 and $5 tax benefit, respectively)	-	(17)	(17)	-	(7)	(7)
Adjustments between AOCI and retained earnings	-	-	-	-	(5)	(5)
Defined benefit pension and other benefits plans (net of $2 tax benefit)	-	-	-	-	(3)	(3)
Net unrealized gains (losses) on foreign currency translation (net of $1 tax benefit and $4 tax expense, respectively)	-	(3)	(3)	-	9	9
Balances at September 30	$(61)	$108	$47	$52	$80	$132

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

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2010 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Three months ended September 30, 2010
Fair value of contracts outstanding at June 30, 2010	$83	313	98	(272)	222
Reclassification to realized at settlement of contracts	15	(14)	(25)	140	116
Inception value of new contracts	114	-	-	-	114
Changes in fair value excluding reclassification to realized	38	211	-	(306)	(57)
Fair value of contracts outstanding at September 30, 2010	250	510	73	(438)	395
Net option premium payments (receipts)	(140)	10	-	-	(130)
Net margin cash collateral paid					(5)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2010	$110	$520	$73	$(438)	$260

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Nine months ended September 30, 2010
Fair value of contracts outstanding at December 31, 2009	$39	$126	$131	$(64)	$232
Reclassification to realized at settlement of contracts	17	(92)	(77)	323	171
Inception value of new contracts	108	(45)	-	-	63
Effective portion of changes in fair value recorded in OCI	-	-	19	-	19
Ineffective portion of changes in fair value recorded in earnings	-	1	-	-	1
Changes in fair value excluding reclassification to realized	86	520	-	(697)	(91)
Fair value of contracts outstanding at September 30, 2010	250	510	73	(438)	395
Net option premium payments (receipts)	(140)	10	-	-	(130)
Net margin cash collateral paid					(5)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2010	$110	$520	$73	$(438)	$260

NextEra Energy's total mark-to-market energy contract net assets (liabilities) at September 30, 2010 shown above are included in the condensed consolidated balance sheet as follows:

September 30, 2010
(millions)

Current derivative assets	$707
Noncurrent other assets	648
Current derivative liabilities	(754)
Noncurrent derivative liabilities	(341)
NextEra Energy's total mark-to-market energy contract net assets (liabilities)	$260

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2010 were as follows:

	Maturity
	2010	2011	2012	2013	2014	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(47)	$53	$(41)	$(44)	$-	$-	$(79)
Significant other observable inputs	(33)	(208)	(45)	22	2	7	(255)
Significant unobservable inputs	116	222	69	36	1	-	444
Total	36	67	(17)	14	3	7	110

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	21	(10)	(10)	-	-	-	1
Significant other observable inputs	2	163	120	32	24	68	409
Significant unobservable inputs	28	35	28	9	3	7	110
Total	51	188	138	41	27	75	520

Owned Assets - OCI:
Quoted prices in active markets for identical assets	6	30	14	-	-	-	50
Significant other observable inputs	19	11	(7)	-	-	-	23
Significant unobservable inputs	-	-	-	-	-	-	-
Total	25	41	7	-	-	-	73

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(161)	(285)	-	-	-	-	(446)
Significant unobservable inputs	1	6	1	-	-	-	8
Total	(160)	(279)	1	-	-	-	(438)

Total sources of fair value	$(48)	$17	$129	$55	$30	$82	$265

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2009 were as follows:

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

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of NextEra Energy and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  With respect to certain debt issuances and borrowings, FPL Group Capital has entered into three cross currency swaps, two to hedge against currency movements with respect to both interest and principal payments and one to hedge against currency and interest rate movements with respect to both interest and principal payments.  At both September 30, 2010 and December 31, 2009, the fair value of these cross currency swaps was not material.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, NextEra Energy's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - NextEra Energy uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2010 and December 31, 2009, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy
				(millions)

December 31, 2009	$-	$5	$5	$68	$59	$40	$68	$57	$37
September 30, 2010	$-	$3	$3	$34	$20	$27	$34	$32	$27

Average for the nine months ended September 30, 2010	$-	$4	$4	$49	$36	$28	$49	$39	$27
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

The following are estimates of the fair value of NextEra Energy's and FPL's financial instruments:

	September 30, 2010			December 31, 2009
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
NextEra Energy:
Fixed income securities:
Special use funds	$1,831	$1,831	(a)	$1,685	$1,685	(a)
Other investments	$116	$116	(a)	$104	$104	(a)
Long-term debt, including current maturities	$19,379	$20,769	(b)	$16,869	$17,256	(b)
Interest rate swaps - net unrealized losses	$(143)	$(143	)(c)	$(17)	$(17	)(c)

FPL:
Fixed income securities - special use funds	$1,463	$1,463	(a)	$1,384	$1,384	(a)
Long-term debt, including current maturities	$6,323	$7,177	(b)	$5,836	$6,055	(b)
__________________________________

(a)	Based on quoted market prices for these or similar issues.
(b)	Provided by external sources based on market prices indicative of market conditions.
(c)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

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

NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2010, the estimated fair values for NextEra Energy's interest rate swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedges - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$11
$250	May 2010	November 2013	Variable (b)	2.55%		8
$400	August 2010	September 2015	Variable (c)	2.60%		3
Total fair value hedges						22

Cash flow hedges - NextEra Energy Resources:
$43	December 2003	December 2017	4.245%	Variable	(d)	(4)
$14	April 2004	December 2017	3.845%	Variable	(d)	(1)
$157	December 2005	November 2019	4.905%	Variable	(d)	(19)
$384	January 2007	January 2022	5.390%	Variable	(e)	(54)
$94	January 2008	September 2011	3.2050%	Variable	(d)	(2)
$333	January 2009	December 2016	2.680%	Variable	(d)	(16)
$124	January 2009(f)	December 2023	3.725%	Variable	(d)	-
$84	January 2009	December 2023	2.578%	Variable	(g)	-
$20	March 2009	December 2016	2.655%	Variable	(d)	(1)
$7	March 2009(f)	December 2023	3.960%	Variable	(d)	-
$318	May 2009	May 2017	3.015%	Variable	(d)	(20)
$106	May 2009(f)	May 2024	4.663%	Variable	(d)	(2)
$128	December 2009	December 2019	3.830%	Variable	(d)	(15)
$52	December 2009(f)	September 2021	5.500%	Variable	(d)	(1)
$255	April 2010	January 2027	4.040%	Variable	(e)	(30)
Total cash flow hedges						(165)

Total interest rate swaps						$(143)
__________________________________

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%.
(b)	Three-month LIBOR plus 0.4726%.
(c)	Three-month LIBOR plus 0.7980%.
(d)	Three-month LIBOR.
(e)	Six-month LIBOR.
(f)	Exchange of payments does not begin until December 2016, December 2016, May 2017 and December 2019, respectively.
(g)	Three-month Banker's Acceptance Rate.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NextEra Energy's net liabilities would increase by approximately $899 million ($352 million for FPL) at September 30, 2010.

Equity price risk - Included in the nuclear decommissioning reserve funds of NextEra Energy are marketable equity securities carried at their market value of approximately $1,759 million and $1,705 million ($1,085 million and $1,024 million for FPL) at September 30, 2010 and December 31, 2009, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $167 million ($104 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for NextEra Energy's non-rate regulated operations, at September 30, 2010.

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

Based on NextEra Energy's policies and risk exposures related to credit, NextEra Energy and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of September 30, 2010, approximately 99% of NextEra Energy's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, each of NextEra Energy and FPL had performed an evaluation, under the supervision and with the participation of its management, including NextEra Energy's and FPL's chief executive officers and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NextEra Energy and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NextEra Energy of its common stock is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)

7/01/10 - 7/31/10	-	$-	-	20,000,000
8/01/10 - 8/31/10	12,455	$52.02	-	20,000,000
9/01/10 - 9/30/10	1,191	$54.08	-	20,000,000
Total	13,646	$52.20	-
__________________________________

(a)
Includes: (1) in both August 2010 and September 2010, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under NextEra Energy's Amended and Restated Long Term Incentive Plan (LTIP); and (2) in September 2010, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NextEra Energy's obligation under a February 2006 grant under the LTIP of deferred retirement share awards to an executive officer.

(b)
In February 2005, NextEra Energy's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 6.  Exhibits

Exhibit Number	Description	NextEra Energy	FPL

*4(a)	Officer's Certificate of FPL Group Capital, dated August 31, 2010, creating the Debentures, 2.60% Series due September 1, 2015 (filed as Exhibit 4 to Form 8-K dated August 31, 2010, File No. 1-8841)	x
*4(b)
Purchase Contract Agreement, dated as of September 1, 2010, between NextEra Energy and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(c)
Pledge Agreement, dated as of September 1, 2010, among NextEra Energy, Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(d)
Officer's Certificate of FPL Group Capital, dated September 21, 2010, creating the Series D Debentures due September 1, 2015 (filed as Exhibit 4(c) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
10(a)	Appendix A2 (revised as of August 16, 2010) to NextEra Energy's Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005	x	x
10(b)	Executive Retention Employment Agreement between NextEra Energy and Shaun J. Francis dated as of August 16, 2010	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of NextEra Energy	x
32(b)	Section 1350 Certification of FPL		x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Schema Document	x
101.PRE	XBRL Presentation Linkbase Document	x
101.CAL	XBRL Calculation Linkbase Document	x
101.LAB	XBRL Label Linkbase Document	x
101.DEF	XBRL Definition Linkbase Document	x
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

Date:  November 3, 2010

CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)