Form 10-K
period 2010-12-31
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2011-02-28
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841	NEXTERA ENERGY, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-0247775

State or other jurisdiction of incorporation or organization:    Florida

Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
NextEra Energy, Inc.:	Common Stock, $0.01 Par Value	New York Stock Exchange

Florida Power & Light Company: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933.
NextEra Energy, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
NextEra Energy, Inc. Yes ☐ No ☑ Florida Power & Light Company Yes ☐ No ☑

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates as of June 30, 2010 (based on the closing market price on the Composite Tape on June 30, 2010) was $20,203,956,578.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2010.

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding as of January 31, 2011: 420,952,376 shares.

As of January 31, 2011, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

—————————————————————

This combined Form 10-K represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AESO	Alberta Electric System Operator
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
BART	Best Available Retrofit Technology
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
Capital Holdings	NextEra Energy Capital Holdings, Inc., formerly known as FPL Group Capital Inc
charter	restated articles of incorporation, as amended, of NextEra Energy or FPL, as the case may be
conservation clause	energy conservation cost recovery clause, as established by the FPSC
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPL FiberNet	FPL FiberNet, LLC
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GHG	greenhouse gas(es)
IESO	Independent Electricity System Operator
ISONE	ISO New England
ITCs	investment tax credits
kv	kilovolt(s)
kw	kilowatt
kwh	kilowatt-hour(s)
Lone Star	Lone Star Transmission, LLC
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midwest Independent Transmission System Operator, Inc.
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Corporation
NextEra Energy	NextEra Energy, Inc., formerly known as FPL Group, Inc.
NextEra Energy Resources	NextEra Energy Resources, LLC
Note ___	note ___ to consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTCs	production tax credits
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
PV	photovoltaic
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
ROE	return on common equity
RPS	renewable portfolio standards
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SEGS	Solar Electric Generating System
SPP	Southwest Power Pool
WCEC	FPL's West County Energy Center in western Palm Beach County, Florida

NextEra Energy, FPL, Capital Holdings and NextEra Energy Resources each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, FPL Group Capital, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms NextEra Energy, FPL, Capital Holdings and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NextEra Energy's and/or FPL's operations and financial results, and could cause NextEra Energy's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NextEra Energy and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

Any forward-looking statement speaks only as of the date on which such statement is made, and NextEra Energy and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

PART I

Item 1.  Business

NEXTERA ENERGY

NextEra Energy is one of the largest electric power companies in North America and the U.S. leading producer of renewable energy from wind and solar projects.  At December 31, 2010, NextEra Energy had nearly 43,000 mw of generating capacity - approximately 53% natural gas, 19% wind, 13% nuclear, 13% oil and coal, and 2% hydro and solar.  NextEra Energy’s clean generation fleet gives the company significantly lower emissions rates of carbon dioxide, sulfur dioxide and nitrogen oxide than the electric power industry as a whole.  In addition to fuel diversity, NextEra Energy has geographic diversity with approximately 15,000 employees overseeing operations in 28 states and Canada.  Wind assets are in service in 17 states and three Canadian provinces.  NextEra Energy also operates the third-largest nuclear fleet in the United States with eight units at five plants in four states.

NextEra Energy was incorporated in 1984 under the laws of Florida and has two principal operating subsidiaries, FPL and NextEra Energy Resources.  FPL is a rate-regulated utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida.  NextEra Energy Resources is NextEra Energy's competitive energy subsidiary which produces the majority of its electricity from clean and renewable fuels.  Capital Holdings, a wholly-owned subsidiary of NextEra Energy, holds the capital stock of, or has equity interests in, and provides funding for, NextEra Energy's operating subsidiaries, other than FPL and its subsidiaries, including NextEra Energy Resources.  For a discussion of FPL's and NextEra Energy Resources' businesses, see FPL Operations and NextEra Energy Resources Operations below.  For financial information regarding NextEra Energy's business segments, see Note 15.

Website Access to SEC Filings.  NextEra Energy and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NextEra Energy's internet website, www.nexteraenergy.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on NextEra Energy's website (or any of its subsidiaries' websites) is not incorporated by reference in this combined annual report on Form 10-K.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy statements and other information about NextEra Energy and FPL filed electronically with the SEC.

FPL OPERATIONS

General.  FPL is the largest electric utility in the state of Florida, serving more than 8.7 million people through approximately 4.5 million customer accounts, and one of the largest electric utilities in the United States.  FPL supplies electric service throughout most of the east and lower west coasts of Florida.  Incorporated under the laws of Florida in 1925, FPL is a wholly-owned subsidiary of NextEra Energy.

FPL is a vertically integrated, rate-regulated utility with 23,722 mw of generating assets as of December 31, 2010.  FPL’s typical monthly residential customer bill was the lowest of all 55 electricity providers in the state of Florida as of December 31, 2010, and was 24% below the national average as of July 2010, the most recent data available.

During 2010, FPL delivered 99.98% service reliability to its customers, and was in the top quartile nationwide for reliability based on 2009, the most recent data available.  With a generating fleet that produces 78% of its electric power from natural gas and nuclear, FPL is also one the cleanest utilities in the nation, with an overall carbon dioxide emissions rate 35% below the industry average.

During 2010, FPL completed construction of a 75 mw hybrid solar power facility that combines a solar-thermal trough array with an existing combined-cycle natural gas plant.  FPL has 110 mw of solar generating capacity in its portfolio, more than any other utility outside of California.

FPL’s fossil fleet achieved a record level of fuel efficiency in 2010, with a system-wide heat rate of 8,043 British thermal units per kwh compared with 10,060 for the industry as a whole in 2009, the most recent data available.  FPL has maintained operational efficiency as well, with O&M expenses for 2010 of 1.5 cents per kwh, compared with a 2009 industry average of 2.2 cents per kwh.

The percentage of FPL's operating revenues by customer class was as follows:

	Years Ended December 31,
	2010	2009	2008

Residential	54%	56%	53%
Commercial	37	41	40
Industrial	2	3	3
Wholesale	1	1	1
Other, including deferred or recovered retail clause revenues, the net change in retail unbilled revenues, pole attachment rentals, transmission sales and customer-related fees	6	(1)	3
	100%	100%	100%

Regulation.  FPL's retail operations provided approximately 98% of FPL's 2010 operating revenues.  Retail operations are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC with respect to certain aspects of its operations, including, but not limited to, the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.  FPL must also comply with mandatory reliability standards established by the NERC to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts.  In addition, FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and maintenance and retirement of nuclear power plants and subject these plants to continuing review and regulation.

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

Base Rates - In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  At the time base rates are determined, the allowed rate of return on rate base approximates the FPSC's determination of FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed ROE.  The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings or through negotiated settlements, which occur at the initiative of FPL, the FPSC, the State of Florida Office of Public Counsel or a substantially affected party.  Base rates remain in effect until new base rates are approved by the FPSC.

Effective March 1, 2010, pursuant to an FPSC final order (FPSC rate order) with regard to FPL’s March 2009 petition (2009 rate case) that requested, among other things, a permanent base rate increase, new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The FPSC rate order also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  In addition, the FPSC rate order directed FPL to reduce depreciation expense (surplus depreciation credit) over the 2010 to 2013 period related to a depreciation reserve surplus.  In August 2010, FPL, the State of Florida Office of Public Counsel, the Florida Attorney General's Office and all other principal parties in FPL's 2009 rate case signed a stipulation and settlement regarding FPL's base rates (2010 rate agreement).  In December 2010, the FPSC voted to approve the 2010 rate agreement and on February 1, 2011 issued a final order reflecting its decision to approve the 2010 rate agreement.  Key elements of the 2010 rate agreement, which will be effective through December 31, 2012, are as follows:

•	Subject to the provisions of the 2010 rate agreement, retail base rates will be effectively frozen through the end of 2012.
•
Incremental cost recovery through FPL’s capacity clause for the new combined-cycle natural gas unit at WCEC (WCEC Unit No. 3), which is expected to be placed in service by mid-2011, will be permitted up to the amount of the projected fuel savings for customers during the term of the 2010 rate agreement.  See Fossil Operations below.

•
Future storm restoration costs would be recoverable on an accelerated basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kwh of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge for the amount above $800 million.

•
If FPL's earned regulatory ROE falls below 9%, FPL may seek retail base rate relief.  If FPL's earned regulatory ROE rises above 11%, any party to the 2010 rate agreement may seek a reduction in FPL’s retail base rates.  In determining the regulatory ROE for all purposes under the 2010 rate agreement, earnings will be calculated on an actual, non-weather-adjusted basis.

•
FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million (surplus depreciation credit cap) over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement, including 2010, FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.

Prior to the date new retail base rates were effective pursuant to the FPSC rate order, FPL's retail base rates were determined in accordance with the terms of a rate agreement approved in 2005 (2005 rate agreement), which was effective January 1, 2006.  See Management's Discussion - Overview for a discussion of the 2005 rate agreement.

Cost Recovery Clauses - Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Beginning in 2009, pre-construction costs and carrying charges for FPL's two additional nuclear units at Turkey Point and carrying charges on construction costs for FPL's approximately 400 mw to 460 mw of additional capacity at St. Lucie and Turkey Point are also recovered through a cost recovery clause.  Also beginning in 2009, costs incurred for FPL's three solar generating facilities are recovered through a cost recovery clause.  Cost recovery clause costs are recovered through levelized monthly charges per kwh or kw, depending on the customer's rate class.  These cost recovery clause charges are calculated at least annually based on estimated costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates.

In 2010, fuel clause recoveries were approximately $4.5 billion.  FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  See Energy Marketing and Trading below, Management's Discussion - Results of Operations - FPL, Note 1 - Regulation and Note 3.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause.  Prior to March 2010, such payments were recovered through the capacity clause and base rates.  In accordance with the FPSC's nuclear cost recovery rule, FPL also recovers pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause.  As property related to the new capacity goes into service, construction costs are recovered through base rate increases.  See Nuclear Operations below.  In accordance with the 2010 rate agreement, cost recovery for WCEC Unit No. 3, which is expected to be placed in service by mid-2011, will be permitted up to the amount of the projected fuel savings for customers during the term of the 2010 rate agreement through FPL's capacity clause and will be reported as retail base revenues.  See Base Rates above.  In 2010, capacity clause recoveries were approximately $606 million.

Costs associated with implementing energy conservation programs are recovered from customers through the conservation clause.  In 2010, conservation clause recoveries were approximately $187 million.  Certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with FPL's three solar facilities are recovered through the environmental clause.  In 2010, environmental clause recoveries were approximately $175 million.  See Environmental and Solar Operations below.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently holds 176 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2040.  Of the 176 franchise agreements, 8 expire in 2011, 7 expire in 2012 and 161 expire during the period 2013 through 2040.  Negotiations are ongoing to renew franchises with upcoming expirations.  FPL also provides service to 13 other municipalities and to 22 unincorporated areas within its service area without franchise agreements.  FPL considers its franchises to be adequate for the conduct of its business.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2010, operating revenues from wholesale and industrial customers combined represented approximately 3% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Management's Discussion - Critical Accounting Policies and Estimates - Regulatory Accounting.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue a request for proposal (RFP) except when the FPSC determines that an exception from the RFP process is in the public interest.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC approve the terms of the power purchase agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.  New nuclear power plants are exempt from the RFP requirement.  See Nuclear Operations below regarding the approval by the FPSC for two additional nuclear units at Turkey Point.

Environmental.  FPL is subject to environmental laws and regulations and is affected by some of the emerging issues included in the Environmental Matters section.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

During 2010, FPL spent approximately $181 million on capital additions related to environmental matters, primarily to comply with existing environmental laws and regulations.  FPL's capital expenditures related to environmental matters are estimated to be $228 million for 2011 through 2013, including approximately $122 million in 2011, and are included in estimated planned capital expenditures set forth in Capital Expenditures below.

System Capability and Load.  At December 31, 2010, FPL's resources for serving load consisted of 25,800 mw, of which 23,722 mw were from FPL-owned facilities (see Item 2 - Generating Facilities) and 2,078 mw were available through purchased power contracts (see Note 14 - Contracts).  FPL's projected reserve margin for the summer of 2011 is approximately 23%.  This reserve margin is expected to be achieved through the combination of output from FPL's active generating units (excluding solar, which is not considered a firm energy generator resource), purchased power contracts and the capability to reduce peak demand through the implementation of demand side management (DSM) programs, including load management, which was estimated at December 31, 2010 to be capable of reducing demand by 1,805 mw, and energy efficiency and conservation programs.  In 2009, the FPSC issued an order that will require Florida utilities, including FPL, to meet higher DSM goals for both demand and energy.  FPL submitted its DSM plan to the FPSC in 2010 and, in January 2011, the FPSC ordered FPL to submit a revised plan by March 2011.  Once a DSM plan is approved by the FPSC, program standards will be submitted to the FPSC for approval.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory.  The highest peak load FPL has served to date was 24,346 mw, which occurred on January 11, 2010.  FPL had adequate resources available at the time of this peak to meet customer demand.  See Fossil Operations and Nuclear Operations below regarding generation projects currently under construction.

Fuel Mix.  FPL's generating plants use a variety of fuels.  The diverse fuel sources, along with purchased power, are intended to enable FPL to shift between sources of generation to achieve a more economical fuel mix.  See Fossil Operations and Nuclear Operations below, and Item 2 - Generating Facilities.

FPL's 2010 fuel mix based on kwh produced was as follows:

Fuel Source	Percentage of kwh Produced

Natural gas	58%
Nuclear	20%
Purchased power	13%
Coal	5%
Oil	4%
Solar	<1%

Fossil Operations.  At December 31, 2010, FPL owned and operated 79 units that used fossil fuels such as natural gas and/or oil, and has a joint-ownership interest in three coal units.  These fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced electricity demand.  FPL is currently constructing WCEC Unit No. 3, a natural gas-fired combined-cycle unit of approximately 1,220 mw, which is expected to be placed in service by mid-2011.  FPL is also in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by 2013 and 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.  See Capital Expenditures below.

FPL has several firm transportation contracts in place with four different suppliers with expiration dates ranging from 2013 to 2036 that together are expected to satisfy substantially all of the anticipated needs for natural gas transportation at its existing units.  To the extent desirable, FPL purchases interruptible natural gas transportation service from two suppliers based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's natural gas requirements is purchased in the spot market.  FPL has a long-term agreement for the storage of natural gas that expires in 2013.  See Note 14 - Contracts.  FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has, through its joint ownership interest in St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, a coal supply and transportation contract for all of the 2011 fuel needs and a portion of the 2012 and 2013 fuel needs for those units.  All of the transportation requirements and a portion of the coal supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts.  FPL's remaining fuel requirements for these units will be obtained in the spot market.  See Note 14 - Contracts.

Nuclear Operations.  FPL owns, or has undivided interests in, and operates four nuclear units, two at Turkey Point and two at St. Lucie, with a total net generating capability of 2,939 mw.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including inspections, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.  This duration is longer for expanded scope outages, three of which are scheduled in 2011 related to the addition of capacity at FPL's existing nuclear units.  The following table summarizes certain information related to FPL's nuclear units:

Facility	Net Capability (mw)	Operating License Expiration Dates	Next Scheduled Refueling Outage

St. Lucie Unit No. 1	839	2036	August 2011
St. Lucie Unit No. 2	714	2043	April 2012
Turkey Point Unit No. 3	693	2032	January 2012
Turkey Point Unit No. 4	693	2033	March 2011

FPL is in the process of adding approximately 400 mw to 460 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service from spring 2011 to 2013.  The construction costs relating to the increase in capacity yet to be incurred as of December 31, 2010 are included in the estimated planned capital expenditures set forth in Capital Expenditures below.  As part of the conditions of certification by the FDEP for the Turkey Point project, FPL was required to implement a monitoring plan in and around the Turkey Point cooling canals due to concerns over potential saltwater intrusion beyond FPL's property.  Monitoring under the plan includes collection of data for a minimum of two years prior to and two years after the date the additional capacity is placed in service. The monitoring plan is designed to establish a baseline and assess the vertical and horizontal effects of the cooling canal system on existing and projected surface and groundwater and ecological conditions surrounding Turkey Point. The ultimate results of the monitoring plan are uncertain, and the financial and operational impacts on FPL, if any, cannot be determined at this time.  In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site.  The two units combined are expected to add approximately 2,200 mw of capacity and have projected in-service dates between 2022 and 2023.  Additional approvals from other regulatory agencies will be required later in the development process.  See Capital Expenditures below.

FPL has several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2011 through 2022.  See Note 14 - Contracts.  Under the Nuclear Waste Policy Act of 1982, as amended (Nuclear Waste Policy Act), the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, FPL is a party to contracts with the DOE to provide for disposal of spent nuclear fuel from its Turkey Point and St. Lucie nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 31, 2010, FPL has paid approximately $651 million in such fees to the U.S. Government's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 2009, FPL and certain nuclear plant joint owners signed a settlement agreement (spent fuel settlement agreement) with the U.S. Government agreeing to dismiss with prejudice lawsuits filed against the U.S. Government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear plants.  The spent fuel settlement agreement permits FPL to make annual filings to recover certain spent fuel storage costs incurred by FPL which will be payable by the U.S. Government on an annual basis.  Through December 31, 2010, FPL has collected approximately $121 million from the U.S. Government pursuant to the spent fuel settlement agreement and has paid approximately $6 million to the joint owners of St. Lucie Unit No. 2.  FPL will continue to pay fees to the U.S. Government's nuclear waste fund.  In March 2010, the DOE filed a motion with the NRC to withdraw its license application for a high-level nuclear waste repository at Yucca Mountain.  The DOE’s withdrawal motion has been challenged and is being litigated before the NRC and the U.S. Court of Appeals for the District of Columbia (D.C. Circuit).  In light of the Obama Administration's decision not to proceed with the Yucca Mountain repository project, the DOE has established a Blue Ribbon Commission on America's Nuclear Future (BRC) to conduct a comprehensive review of policies for managing the back end of the nuclear fuel cycle and to provide recommendations for developing a safe, long-term solution to managing used nuclear fuel and nuclear waste.  The BRC is scheduled to complete its activities in January 2012.

FPL uses both on-site storage pools and dry storage casks to store spent nuclear fuel generated by St. Lucie Units Nos. 1 and 2, which should allow FPL to store all spent nuclear fuel at this facility through license expiration.  FPL currently stores all spent nuclear fuel generated by Turkey Point Units Nos. 3 and 4 in on-site storage pools.  These spent nuclear fuel storage pools do not have sufficient storage capacity for the life of the respective units.  In July 2011, FPL plans to begin using dry storage casks to store spent nuclear fuel generated by the Turkey Point facility, which should allow FPL to store spent nuclear fuel at this facility through license expiration.

The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.  FPL's current plans, under the operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  See estimated decommissioning cost data in Management's Discussion - Critical Accounting Policies and Estimates - Nuclear Decommissioning and Fossil/Solar Dismantlement.

Solar Operations.  FPL placed its first utility-scale solar generating facility into service in 2009 and placed two additional solar generating facilities in service in 2010.  FPL's three solar generating facilities consist of a 25 mw solar PV facility in DeSoto County, Florida, a 10 mw solar PV facility in Brevard County, Florida and a 75 mw solar thermal facility in Martin County, Florida.

Energy Marketing and Trading.  FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity.  EMT also uses derivative instruments, such as swaps, options and forwards, to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking above, Management's Discussion - Results of Operations - FPL and Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

Capital Expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.

FPL's actual capital expenditures for 2008 through 2010 and estimated planned capital expenditures for 2011 through 2015 as of December 31, 2010 were as follows:

	Actual			Planned
	2008	2009	2010	2011	2012	2013	2014	2015	Total
(millions)
Generation:(a)
New(b)(c)	$880	$1,203	$1,148	$1,520	$1,870	$500	$105	$-	$3,995
Existing	601	651	588	655	570	610	665	490	2,990
Transmission and distribution	744	633	606	720	870	820	760	840	4,010
Nuclear fuel	130	178	98	260	170	255	205	220	1,110
General and other	94	102	101	120	145	95	120	105	585
Total	$2,449	$2,767	$2,541	$3,275	$3,625	$2,280	$1,855	$1,655	$12,690
——————————
(a)	Includes AFUDC of approximately $49 million, $76 million, $79 million, $29 million and $3 million in 2011 to 2015, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $98 million, $75 million and $24 million in 2011 to 2013, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Estimated Planned Capital Expenditures and Note 14 - Commitments.

Electric and Magnetic Fields.  Electric and magnetic fields (EMF) are present around electrical facilities, including, but not limited to, appliances, power lines and building wiring.  Since the 1970s, there has been public, scientific and regulatory attention given to the question of whether EMF causes or contributes to adverse health effects.  U.S. and international scientific organizations have evaluated the EMF research.  Their reviews have generally concluded that while some epidemiology studies report an association with childhood leukemia, controlled laboratory studies do not support that association and the scientific studies overall have not demonstrated that EMF cause or contribute to any type of cancer or other disease.

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

Employees.  FPL had approximately 10,000 employees at December 31, 2010.  Approximately 32% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2011.

NEXTERA ENERGY RESOURCES OPERATIONS

General.  NextEra Energy Resources is one of the largest wholesale generators of electric power in the United States, with 18,866 mw of generating assets across 26 states as of December 31, 2010.  The company also owns and operates wind projects in the Canadian provinces of Nova Scotia, Quebec and Alberta.  NextEra Energy Resources is the largest owner of wind and solar energy projects in the United States and the fourth largest owner of wind projects in Canada.

Of NextEra Energy Resources’ net generating capability at December 31, 2010, more than 11,300 mw were contracted and approximately 5,800 mw operate on a merchant basis.  Its wind portfolio has expanded from 1,745 mw in 2002 to 8,298 mw in 2010.  As of December 31, 2010, NextEra Energy Resources is the largest generator of solar energy in the United States, principally through a 310 mw facility in California’s Mojave Desert, of which 148 mw is owned by NextEra Energy Resources.  NextEra Energy Resources is pursuing additional commercial-scale solar projects in the United States, Canada and Spain.

A wholly-owned subsidiary of Capital Holdings, NextEra Energy Resources was formed in 1998 to aggregate NextEra Energy's existing competitive energy businesses.  It is a limited liability company organized under the laws of Delaware.  Through its subsidiaries, NextEra Energy Resources currently owns, develops, constructs, manages and operates electric-generating facilities in wholesale energy markets.  NextEra Energy Resources also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and owns a retail electricity provider based in Texas.  NextEra Energy Resources also engages in power and gas marketing and trading activities.

At December 31, 2010, NextEra Energy Resources managed or participated in the management of essentially all of its projects in which it has an ownership interest.  NextEra Energy Resources had ownership interests in operating independent power projects with a net generating capability totaling 18,866 mw (see Item 2 - Generating Facilities).  Generation capacity spans various geographic regions in North America and is produced using a variety of fuel sources, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  At December 31, 2010, the percentage of capacity by geographic region was:

Geographic Region	Percentage of Generation Capacity
ERCOT	28%
Northeast	27%
Midwest	22%
West	15%
Other South	8%

At December 31, 2010, fuel sources for these projects were as follows:

Fuel Source	Percentage of Generation Capacity
Wind	44%
Natural Gas	35%
Nuclear	14%
Oil	4%
Hydro	2%
Solar and other	1%

NextEra Energy Resources' strategy is, among other things, to continue to maintain its leadership position in wind, accelerate growth in solar development, continue to expand its transmission capability, grow its customer supply and proprietary power and gas trading businesses, and develop its natural gas infrastructure business.  NextEra Energy Resources' customer supply business includes full energy and capacity requirements services and the operations of a retail electricity provider.  NextEra Energy Resources seeks to expand its generation portfolio primarily through wind and solar development and acquisitions where economic prospects are attractive.  NextEra Energy Resources plans to add approximately 3,500 mw to 5,000 mw of new wind generation in 2010 to 2014, including 754 mw added in 2010 and approximately 700 mw to 1,000 mw in 2011.  In addition to wind expansion, NextEra Energy Resources is considering several solar development opportunities in the United States and Europe, and plans to add approximately 400 mw to 600 mw of new solar generation in 2010 to 2014, including 5 mw added in 2010.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  NextEra Energy Resources continues to invest in natural gas infrastructure opportunities.  NextEra Energy Resources is evaluating additional natural gas infrastructure opportunities and will continue to explore additional projects as opportunities that it believes will be economically attractive become available.

NextEra Energy Resources' actual capital expenditures and investments for 2008 through 2010 and estimated planned capital expenditures for 2011 through 2015 as of December 31, 2010 were as follows:

	Actual			Planned
	2008	2009	2010	2011	2012	2013	2014	2015	Total
	(millions)

Wind(a)	$2,255	$2,625	$1,950	$505	$30	$10	$5	$-	$550
Solar(b)	20	40	185	955	885	420	75	-	2,335
Nuclear(c)	335	455	510	585	275	250	250	265	1,625
Natural gas	115	120	140	140	35	65	40	120	400
Other(d)	80	110	285	85	75	50	60	50	320
Total	$2,805	$3,350	$3,070	$2,270	$1,300	$795	$430	$435	$5,230
——————————
(a)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new wind generation of approximately 3,500 mw to 5,000 mw in 2010 to 2014, including 754 mw added in 2010 and approximately 700 mw to 1,000 mw in 2011, at a total cost of approximately $7 billion to $10 billion.

(b)
Consists of capital expenditures for planned new solar projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new solar generation of approximately 400 mw to 600 mw in 2010 through 2014, including 5 mw added in 2010, at a total cost of approximately $3 billion to $4 billion.

(c)	Includes nuclear fuel.
(d)
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

Portfolio by Category.  NextEra Energy Resources' generating assets are categorized as follows:

Wind Assets - At December 31, 2010, NextEra Energy Resources had ownership interests in wind generating facilities with a combined capacity of approximately 8,298 mw (net ownership), of which approximately 79% have long-term contracts with utilities and power marketers, predominantly under fixed-price agreements with a weighted-average remaining contract life of 14 years.  The expected output of the remaining 21% is substantially hedged through 2012 and partially hedged through 2018 against changes in commodity prices.  NextEra Energy Resources operates substantially all of these wind facilities.  Approximately 91% of NextEra Energy Resources' net ownership in wind facilities has received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005 (Holding Company Act).  Essentially all of the remaining facilities have qualifying facility status under PURPA.  NextEra Energy Resources' wind facilities are located in 17 states and Canada.  NextEra Energy Resources expects to add approximately 700 mw to 1,000 mw of new wind generation in 2011.

Contracted Assets - At December 31, 2010, NextEra Energy Resources had 4,740 mw of non-wind contracted assets.  The contracted category includes all projects, other than wind, with contracts for substantially all of their output.  In 2010, two natural gas-fired plants, located in California and Pennsylvania, with a combined net generating capacity of approximately 1,250 mw moved from the merchant assets category to the contracted assets category when their respective long-term power sales agreements became effective.  Essentially all of the contracted assets were under power sales contracts with utilities, with a weighted-average remaining contract life of 14 years, and have firm fuel and transportation agreements with expiration dates ranging from December 2011 to 2033.  See Note 14 - Contracts.  Approximately 1,550 mw of this capacity is natural gas-fired generation.  The remaining 3,190 mw use a variety of fuels and technologies such as nuclear, oil, solar and coal.  As of December 31, 2010, approximately 95% of NextEra Energy Resources' contracted generating capacity is from power plants that have received exempt wholesale generator status under the Holding Company Act, while the remaining 5% has qualifying facility status under PURPA.  During the third quarter of 2011, a natural gas plant, located in the Northeast region, with a net generating capacity of approximately 145 mw will move to the merchant assets category when its long-term power sales agreement ends.

Merchant Assets - At December 31, 2010, NextEra Energy Resources' portfolio of merchant assets includes 5,828 mw of owned nuclear, natural gas, oil and hydro generation, of which 3,036 mw is located in the Northeast region and 2,792 mw in the ERCOT region.  The merchant assets include 1,017 mw of peak generating facilities.  Merchant assets are plants that do not have long-term power sales agreements to sell their output and therefore require active marketing and hedging.  Approximately 71% (based on net mw capability) of the natural gas fueled merchant assets have natural gas supply agreements or a combination of natural gas supply and transportation agreements to provide for on-peak natural gas requirements.   See Note 14 - Contracts.  Derivative instruments (primarily swaps, options, futures and forwards) are used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Managing market risk through these instruments introduces other types of risk, primarily counterparty and operational risks.  See Energy Marketing and Trading below.

Nuclear Operations.  NextEra Energy Resources wholly owns, or has undivided interests in, four nuclear units with a total net generating capability of 2,554 mw.  NextEra Energy Resources is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly owned units.  See estimated decommissioning cost data in Management's Discussion - Critical Accounting Policies and Estimates - Nuclear Decommissioning and Fossil/Solar Dismantlement.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including inspections, repairs and certain other modifications.  The following table summarizes certain information related to NextEra Energy Resources' nuclear units:

Facility	Location	Net Capability (mw)	Portfolio Category	Operating License Expiration Dates		Next Scheduled Refueling Outage

Seabrook	New Hampshire	1,100	Merchant	2030	(a)	April 2011
Duane Arnold	Iowa	431	Contracted(b)	2034		October 2012
Point Beach Unit No. 1	Wisconsin	509	Contracted(c)	2030		October 2011
Point Beach Unit No. 2	Wisconsin	514	Contracted(c)	2033		March 2011
——————————
(a)	In 2010, NextEra Energy Resources filed an application with the NRC to renew Seabrook's operating license for an additional 20 years.
(b)	NextEra Energy Resources sells substantially all of its share of the output of Duane Arnold under a long-term contract expiring in 2014.
(c)	NextEra Energy Resources sells 100% of the output of Point Beach Units Nos. 1 and 2 under a long-term contract through the current license terms.

NextEra Energy Resources is in the process of adding approximately 80 mw of capacity at each of its existing nuclear units at Point Beach during the scheduled refueling outages in the fall of 2011 for Unit No. 1 and the spring of 2011 for Unit No. 2.  The construction costs relating to the capacity additions yet to be incurred as of December 31, 2010 are included in estimated planned capital expenditures set forth in Capital Expenditures above.  See Note 14 - Commitments.

NextEra Energy Resources' nuclear facilities have several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2011 through 2022.  See Note 14 - Contracts.  Under the Nuclear Waste Policy Act, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, subsidiaries of NextEra Energy Resources are parties to contracts with the DOE to provide for disposal of spent nuclear fuel from its Seabrook, Duane Arnold and Point Beach nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The total cumulative amount of such fees paid to the U.S. Government's nuclear waste fund for Seabrook, Duane Arnold and Point Beach, including amounts paid by all joint owners, since the start of the plants' operations through December 31, 2010, is approximately $535 million, of which NextEra Energy Resources has paid approximately $115 million since the date of the plants' respective acquisitions.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 2009, certain subsidiaries of NextEra Energy Resources and certain nuclear plant joint owners signed the spent fuel settlement agreement with the U.S. Government agreeing to dismiss with prejudice lawsuits filed against the U.S. Government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from the Seabrook, Duane Arnold and Point Beach nuclear plants.  The spent fuel settlement agreement permits NextEra Energy Resources to make annual filings to recover certain spent fuel storage costs incurred by NextEra Energy Resources which will be payable by the U.S. Government on an annual basis.  Through December 31, 2010, NextEra Energy Resources has collected approximately $65 million from the U.S. Government pursuant to the spent fuel settlement agreement and has paid approximately $21 million to the joint owners of Duane Arnold and Seabrook.  NextEra Energy Resources will continue to pay fees to the U.S. Government's nuclear waste fund.  For discussion of current developments regarding a high-level nuclear waste repository see FPL - Nuclear Operations.  All of NextEra Energy Resources' nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which should allow NextEra Energy Resources to store spent nuclear fuel at these facilities through license expiration.

Energy Marketing and Trading.  PMI, a subsidiary of NextEra Energy Resources, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  Its primary role is to manage the commodity risk of NextEra Energy Resources' portfolio.  PMI sells the output from NextEra Energy Resources' plants that has not been sold under long-term contracts.  PMI procures natural gas and oil for NextEra Energy Resources' use in power generation, as well as substantially all of the electricity needs for NextEra Energy Resources' retail electricity provider operations, conducted primarily in Texas, which at December 31, 2010 served approximately 2,180 mw of peak load to approximately 189,000 customers.  PMI uses derivative instruments such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NextEra Energy Resources' power generation assets.  PMI also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.  At December 31, 2010, PMI provided full energy and capacity requirements services totaling approximately 5,820 mw of peak load in the NEPOOL, PJM, ERCOT, MISO and NYISO markets.  The results of PMI's activities are included in NextEra Energy Resources' operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

Regulation.  Each of the energy markets in which NextEra Energy Resources operates is subject to local, state and federal regulation, and other specific rules.  At December 31, 2010, NextEra Energy Resources had ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 95% of NextEra Energy Resources' net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  NextEra Energy Resources' exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  Essentially all of the remaining 5% of NextEra Energy Resources' net generating capacity has qualifying facility status under PURPA.  NextEra Energy Resources' qualifying facilities generate electricity from wind, solar, fossil fuels and waste coal.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, regional transmission organizations (RTOs) and independent system operators (ISOs) exist in a number of regions to coordinate generation and transmission across wide geographic areas.  Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability, and facilitating competition among wholesale electricity providers.  NextEra Energy Resources currently has operations that fall within the following RTOs and ISOs: AESO, CAISO, ERCOT, IESO, ISONE, MISO, NYISO, PJM and SPP.  Additionally, certain NextEra Energy Resources facilities are subject to the NERC’s mandatory reliability standards, and its nuclear facilities are also subject to the jurisdiction of the NRC.  See FPL - Regulation for further discussion of NERC and NRC regulations.

NextEra Energy Resources continues to evaluate and participate in regional market redesigns of existing operating rules for the integration of renewable energy resources and for the purchase and sale of energy commodities.  In December 2010, ERCOT implemented a locational marginal price market design (a market-pricing approach used to manage the efficient use of the transmission system when congestion occurs on the electricity grid).  NextEra Energy Resources does not anticipate a material impact, if any, on its business resulting from implementation of the new market design.

Competition.  Competitive wholesale markets in the United States continue to evolve and vary among and within geographic regions.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from regulated utilities and new sources of generation, effective risk management, demand growth, level of demand, environmental requirements and exposure to legal and regulatory changes.

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

During 2010, NextEra Energy Resources spent approximately $6 million on capital additions related to environmental matters, primarily to comply with existing environmental laws and regulations.  NextEra Energy Resources' capital expenditures related to environmental matters are estimated to be $5 million for 2011 through 2013, including approximately $3 million in 2011, and are included in estimated planned capital expenditures set forth in General above.

Employees.  NextEra Energy Resources and its subsidiaries had approximately 4,690 employees at December 31, 2010.  Subsidiaries of NextEra Energy Resources have collective bargaining agreements with various unions which are summarized in the table below.

Union	Location	Contract Expiration Date	% of NextEra Energy Resources Employees Covered

IBEW	Wisconsin	June 2012 - September 2013(a)	10%
Utility Workers Union of America	New Hampshire	December 2013	5
IBEW	Iowa	May 2012	3
Security Police and Fire Professionals of America	Iowa	July 2012	3
IBEW	Maine	February 2013	2
IBEW	California	March 2012	- (b)
Total			23%
——————————
(a)	Various employees at Point Beach are represented by the IBEW under four separate contracts with different expiration dates.
(b)	Employees constitute less than 1% of NextEra Energy Resources' employees.

OTHER NEXTERA ENERGY OPERATIONS

NextEra Energy's Corporate and Other segment represents other business activities, primarily FPL FiberNet and Lone Star, that are not separately reportable.  See Note 15.

FPL FiberNet.  FPL FiberNet, a wholly-owned subsidiary of Capital Holdings, was formed in 2000 to enhance the value of NextEra Energy's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless carriers, internet and other telecommunications companies.  FPL FiberNet's primary business focus is the Florida metropolitan (metro) market.  Metro networks cover Miami, Fort Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando, Jacksonville, Naples, Ft. Myers and Tallahassee.  FPL FiberNet also has a long-haul network within Florida that provides bandwidth at wholesale rates.  At December 31, 2010, FPL FiberNet's network consisted of approximately 4,030 route miles, which interconnect major cities throughout Florida.

At December 31, 2010, NextEra Energy's investment in FPL FiberNet totaled approximately $180 million.  FPL FiberNet invested approximately $48 million during 2010 and plans to invest a total of approximately $180 million over the next five years primarily to meet customers' specific requirements under contract.

Lone Star.  In 2008, the Public Utility Commission of Texas (PUCT) approved a $4.9 billion transmission grid improvement program that would add approximately 2,300 miles of 345 kv lines to deliver power from the Competitive Renewable Energy Zones (CREZ) in west Texas and the Texas panhandle to the Dallas/Fort Worth area and other population centers in Texas.  In 2009, Lone Star, an indirect wholly-owned subsidiary of Capital Holdings, was allocated a portion of the transmission projects by the PUCT under the CREZ program.  Lone Star's CREZ project includes constructing and operating approximately 300 miles of 345 kv transmission lines in Texas.  In 2010, the PUCT approved Lone Star’s certificate of convenience and necessity, which both established Lone Star as a regulated transmission provider in Texas and granted approval to begin construction of Lone Star's CREZ project.  Lone Star is subject to the jurisdiction of the PUCT over a wide range of business activities, including, among others, rates charged to customers and certain aspects of siting, construction and operation of transmission systems.  The PUCT has the authority to disallow recovery of costs that it considers excessive or impudently incurred.  In late 2010, Lone Star commenced right-of-way acquisition and early construction activities on its CREZ project and expects the transmission line to be placed in service in 2013.

At December 31, 2010, NextEra Energy's investment in Lone Star totaled approximately $20 million. Lone Star invested approximately $20 million during 2010 and plans to invest a total of approximately $780 million, including AFUDC, during the period 2011 through 2014 for construction of the transmission line.

ENVIRONMENTAL MATTERS

NextEra Energy and FPL are subject to domestic and foreign environmental laws and regulations, including extensive federal, state, and local environmental statutes, rules, and regulations relating to air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters.  Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities.  Environmental laws and regulations are subject to change.  The following is a discussion of emerging federal and state initiatives and rules that could potentially affect NextEra Energy and its subsidiaries, including FPL and NextEra Energy Resources.

Climate Change - The U.S. Congress and certain states and regions continue to consider several legislative and regulatory proposals with respect to GHG emissions.  The economic and operational impact of climate change legislation on NextEra Energy and FPL depends on a variety of factors, including, but not limited to, the allowed emissions, whether emission allowances will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace and the availability of offsets and mitigating factors to moderate the costs of compliance.  If and until legislation is enacted and implementing regulations are adopted, the economic and operational impact (either positive or negative) on NextEra Energy and FPL cannot be determined, but could be material.

Meanwhile, the EPA is implementing regulatory action under the Clean Air Act to address climate change.  In 2009, the EPA issued a final endangerment finding under Section 202(a) of the Clean Air Act that the current and projected concentrations of GHG in the atmosphere threaten the public health and welfare of current and future generations.  The final finding noted that, among other things, climate change is expected to result in an increase in electricity demand, especially supply for peak demand, a potentially adverse impact on hydropower resources as well as the potential risk of serious adverse effects on energy infrastructure from extreme weather events.  In April 2010, the EPA and the U.S. Department of Transportation issued a final rule under the Clean Air Act to regulate GHG emissions from light duty vehicles.  The final light duty vehicle rule applies to new passenger vehicles effective January 2011 which triggers certain permitting requirements under the Clean Air Act for any new or modified stationary sources of GHG, including power plants, that exceed certain GHG emissions levels. In May 2010, the EPA released a final rule under the Clean Air Act to tailor requirements for GHG emissions which increased applicability thresholds for major sources of GHG emissions.  New facilities emitting 100,000 tons per year (tpy) or more of GHG and modifications to existing facilities resulting in an increase of GHG emissions of 75,000 tpy or more will have to perform a Best Available Control Technology review and, based on that review, may have to add additional emissions control equipment or implement energy efficiency projects.  Several petitioners have challenged the EPA’s GHG regulations and requested a stay of the rules which the D.C. Circuit denied in December 2010.  The case is pending review by the D.C. Circuit; the timing and ultimate outcome of which is uncertain at this time.  In December 2010, the EPA announced that it will propose New Source Performance Standards (NSPS) for both new or modified boilers and for existing facilities no earlier than July 2011.  The EPA plans to finalize the NSPS by May 2012.

In 2009, the EPA issued a final rule for mandatory reporting of GHG emissions from facilities with emissions of 25,000 tpy or more, which includes all of FPL's and NextEra Energy Resources' fossil plants.  Affected facilities began collecting data in January 2010 and the first emissions report is due March 31, 2011 for the 2010 period.  In December 2010, the EPA issued a final rule governing electrical transmission and distribution equipment use which requires owners/operators of electric power transmission and distribution equipment that contains a threshold volume of sulfurhexaflouride and/or perfluorocarbons to monitor such emissions from electric power transmission and distribution systems.  Affected operators, including FPL, began collecting data in January 2011 and the first emissions report is due March 31, 2012 for the 2011 period.

Based on the most recent reference data available from government sources, NextEra Energy is among the lowest emitters, among electric generators, of GHG in the United States measured by its rate of emissions expressed as pounds of carbon dioxide (CO2) per megawatt-hour (mwh) of generation.  However, the legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and NextEra Energy Resources' generating units and/or the financial impact (either positive or negative) to NextEra Energy and FPL could be material, depending on the eventual structure of any legislation enacted or specific implementation rules adopted.

In anticipation of the potential for further imposition of GHG emission limits on the electric industry in the future, NextEra Energy has taken a leadership role in the debate of climate change regulation and is involved in several climate change initiatives, including, but not limited to, the following:

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

•
participated in the EPA's Climate Leaders Program to reduce GHG intensity in the United States 18% by 2012, including reporting of emissions data annually.  During 2008, NextEra Energy met its commitment to achieve a 2008 target emissions rate reduction of 18% below a 2001 baseline emission rate measured in pounds per mwh.  This program was discontinued in 2009 by the EPA in response to the EPA's mandatory GHG reporting rule requirement;

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

NextEra Energy Resources' plants operate in many states and regions that have developed or are in the process of developing legislation to reduce GHG emissions, including, but not limited to, the following:

•
RPS, currently in place in approximately 30 states and the District of Columbia, require electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.

•
The Regional Greenhouse Gas Initiative (RGGI) is a GHG reduction initiative whereby ten Northeast and Mid-Atlantic member states have enacted laws and adopted regulations that establish a cap-and-trade program for covered electric generating units in Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, Vermont, Maryland, Massachusetts and Rhode Island.  RGGI members have agreed to stabilize power plant CO2 emissions at 2009 levels through the end of 2014 and to further reduce the sector's emissions another 10% by the end of 2018.  The RGGI GHG reduction requirements affect 12 NextEra Energy Resources' fossil electric generating units, requiring those electric generating units to reduce emissions or to acquire CO2 allowances for emissions of CO2.  Based on NextEra Energy Resources' clean generating portfolio in the RGGI marketplace, NextEra Energy Resources experienced a positive impact on earnings in 2009 and 2010 and expects that the requirements will have a positive overall impact on NextEra Energy Resources' earnings in 2011.  In the fourth quarter of 2010, the RGGI participating states began efforts to support the 2012 program review called for in the RGGI Memorandum of Understanding, which will be a comprehensive evaluation including program success, program impacts, additional reductions, electricity imports and associated emissions leakage, and offsets.

•
The Western Climate Initiative (WCI) is a GHG reduction initiative with a goal of reducing CO2 emissions by 15% below 2005 levels by 2020 for participants (Arizona, California, Oregon, Montana, New Mexico, Washington and Utah, as well as British Columbia, Manitoba, Ontario and Quebec, Canada).  Due to concerns about the economic impacts of GHG reductions programs, some states and provinces are reconsidering their commitment to the WCI.

•
California Greenhouse Gas Regulation (CGGR) - California has enacted legislation to reduce GHG emissions in the state to 1990 emissions levels by 2020.  In December 2010, pursuant to the legislation, the California Air Resources Board approved a multi-sector GHG cap-and-trade program along with other GHG reduction measures which will begin in 2012.  Based on NextEra Energy Resources' clean generating portfolio in California, the impact of complying with the CGGR is not expected to have a material adverse impact on the financial statements of NextEra Energy.

Clean Air Act Mercury/Nickel Rule - Since 2005, the EPA has made several attempts to regulate nickel emissions from oil-fired generating units and mercury emissions from coal-fired generating units.  In 2008, the D.C. Circuit required the EPA to proceed with rulemaking under Section 112 of the Clean Air Act to promulgate a Utility Maximum Achievable Control Technology (MACT) rule by November 2011 requiring reductions of hazardous air pollutants from coal-fired and oil-fired generating units' emissions.  Depending upon the final outcome of the EPA's rulemaking, it is possible that certain oil-fired and coal-fired units at FPL and NextEra Energy Resources may be required to add additional pollution control equipment.

Clean Air Interstate Rule (CAIR)/Clean Air Transport Rule (Transport Rule) - In 2005, the EPA published a final CAIR that requires sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions reductions from electric generating units in 28 states, where the emissions from electric generating units are deemed to be transported to downwind states.  In 2008, the D.C. Circuit found significant flaws in the rule and remanded it back to the EPA for further rulemaking.  Because the D.C. Circuit chose not to vacate the rule, NextEra Energy and FPL were required to begin complying with the current version of the CAIR on January 1, 2009 and must continue to comply until the EPA rewrites the rule.  In July 2010, the EPA released the proposed rewrite of the CAIR, known as the Transport Rule, to limit emissions of SO2 and NOx from power plants in 31 eastern states and the District of Columbia and provides for a new allocation methodology for emission allowances and revised emissions reduction limits beginning in 2012.  NextEra Energy has submitted comments on the Transport Rule to the EPA and the final rule is expected to be published no earlier than the summer of 2011.  The impact of complying with the current version of the CAIR has not had, and, along with compliance with the Transport Rule as currently proposed, is not expected to have, a material adverse effect on the financial statements of NextEra Energy and FPL.

Clean Air Visibility Rule - In 2005, the EPA issued the Clean Air Visibility Rule to address regional haze in areas which include certain national park and wilderness areas through the installation of BART for electric generating units.  BART eligible units include those built between 1962 and 1977 that have the potential to emit more than 250 tons of visibility-impairing pollution per year.  The rule requires states to complete BART determinations and allows for a five-year period to implement pollution controls.  The final BART requirements of the Clean Air Visibility Rule affect FPL's Turkey Point Fossil Units Nos. 1 and 2 and one of NextEra Energy Resources' units located in Maine and are not expected to have a material adverse effect on the financial statements of NextEra Energy or FPL.

In 2007, the FDEP began the process to expand the number of units covered under the "Reasonable Further Progress" provision of the Clean Air Visibility Rule in an effort to reduce emissions of SO2 in areas which include certain national park and wilderness areas.  In 2010, the FDEP rescinded the “Reasonable Further Progress” provision from Florida's plan to address regional haze and instead will rely on the EPA’s Transport Rule and proposed boiler MACT rules to demonstrate reasonable progress toward the visibility goals for national park and wilderness areas.

Clean Water Act Section 316(b) - In 2004, the EPA issued a rule under Section 316(b) of the Clean Water Act to address the location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems.  The rule would have required NextEra Energy to install controls or implement operational changes to reduce the impact on aquatic organisms from such water intake systems.  A number of environmental groups and six northeastern states appealed the rule and, in 2007, the U.S. Court of Appeals for the Second Circuit issued a decision eliminating several of the compliance alternatives, including the use of a "cost-benefit test" and restoration measures, from consideration and remanded the rule to the EPA for further rulemaking.  In 2009, the U.S. Supreme Court ruled that the use of a cost-benefit test is an acceptable alternative under Section 316(b) of the Clean Water Act for determining the best technology available for minimizing impacts to aquatic organisms from the use of large cooling water intake systems.  The EPA is working on new rulemaking which is not expected to be proposed before the spring of 2011 with the final rule in the summer of 2012.  Depending upon the final outcome of the rulemaking by the EPA, eight of FPL's generating facilities (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie) and three NextEra Energy Resources plants (Seabrook, Point Beach and an oil-fired plant in Maine) may be required to add additional controls or make operational changes to comply with the rule, the economic and operational impact of which cannot be determined at this time, but could be material.  Prior to the passage of a new rule, states are continuing to utilize “Best Professional Judgment” in the application of Section 316(b) compliance requirements.  Through December 31, 2010, five FPL facilities undergoing permit renewals have been or may be required to install fish impingement controls with fish return systems.

Revisions to the National Ambient Air Quality Standards (NAAQS) for Ozone - In 2008, the EPA issued a final rule establishing a new standard for ground-level ozone at 75 parts per billion (ppb).  After reconsideration, in January 2010, the EPA issued a proposed revision to the NAAQS for ground-level ozone requesting comments on revising the 2008 primary standard to a more restrictive primary standard of between 60 ppb and 70 ppb. It is anticipated that the EPA will issue a final rule no earlier than the summer of 2011 which will require states to (i) identify areas which will be designated as non-attainment for ground-level ozone within 120 days of the final rule, (ii) develop plans to meet the attainment standard by 2013 and (iii) begin meeting the attainment standard between 2014 and 2031 based on non-attainment severity. Generating facilities affected by the new ozone standard may be required to install additional pollution control equipment.  A review of recent ozone monitoring data indicates that some or all of FPL's generating facilities may be located in non-attainment areas, or areas projected to be in non-attainment depending on the primary standard adopted, and some of those generating facilities may be required to install additional pollution control equipment.

EXECUTIVE OFFICERS OF NEXTERA ENERGY(a)

Name	Age	Position	Effective Date
Christopher A. Bennett	52	Executive Vice President & Chief Strategy, Policy & Business Process Improvement Officer of NextEra Energy	February 15, 2008(b)
Paul I. Cutler	51	Treasurer of NextEra Energy Treasurer of FPL Assistant Secretary of NextEra Energy and FPL	February 19, 2003 February 18, 2003 December 10, 1997
F. Mitchell Davidson	48	Chief Executive Officer of NextEra Energy Resources President of NextEra Energy Resources	July 29, 2008 December 15, 2006
Moray P. Dewhurst	55	Vice Chairman and Chief of Staff of NextEra Energy	August 17, 2009
Shaun J. Francis	39	Executive Vice President, Human Resources of NextEra Energy Executive Vice President, Human Resources of FPL	August 16, 2010 January 31, 2011
Chris N. Froggatt	53	Vice President of NextEra Energy Controller and Chief Accounting Officer of NextEra Energy	October 19, 2009 February 27, 2010
Lewis Hay, III	55	Chief Executive Officer of NextEra Energy Chairman of NextEra Energy and FPL	June 11, 2001 January 1, 2002
Joseph T. Kelliher	50	Executive Vice President, Federal Regulatory Affairs of NextEra Energy	May 18, 2009
Robert L. McGrath	57	Executive Vice President, Engineering, Construction & Corporate Services of NextEra Energy and FPL	February 21, 2005(b)
Manoochehr K. Nazar	56	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NextEra Energy Executive Vice President, Nuclear Division and Chief Nuclear Officer of FPL	January 1, 2010 January 15, 2010
Armando J. Olivera	61	Chief Executive Officer of FPL President of FPL	July 17, 2008 June 24, 2003
Armando Pimentel, Jr.	48	Chief Financial Officer of NextEra Energy and FPL Executive Vice President, Finance of NextEra Energy and FPL	May 3, 2008 February 15, 2008(b)
James L. Robo	48	President and Chief Operating Officer of NextEra Energy	December 15, 2006
Antonio Rodriguez	68	Executive Vice President, Power Generation Division of NextEra Energy Executive Vice President, Power Generation Division of FPL	January 1, 2007(b) July 1, 1999(b)
Charles E. Sieving	38	Executive Vice President & General Counsel of NextEra Energy Executive Vice President of FPL Assistant Secretary of NextEra Energy	December 1, 2008 January 1, 2009 May 21, 2010
——————————
(a)
Information is as of February 24, 2011.  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  Mr. Bennett was vice president, business strategy & policy of NextEra Energy from July 2007 to February 2008.  From September 1995 to June 2007, Mr. Bennett was vice president of Dean & Company, a management consulting and investment firm.  Mr. Davidson was senior vice president of business management of NextEra Energy Resources from March 2005 to December 2006.  Mr. Dewhurst was vice president, finance and chief financial officer of NextEra Energy and senior vice president, finance and chief financial officer of FPL from July 2001 to May 2008.  Mr. Francis was general manager of human resources for GE Transportation, a global technology leader and supplier to the railroad, marine, drilling, mining and wind power industries from February 2008 to August 2010.  From February 2006 to February 2008, Mr. Francis served as general manager of human resources of GE Equipment Services, a global technology leader in the transportation industry including rail cars, sea containers, tractor trailers, and Penske truck and leasing.  Mr. Froggatt was the vice president and treasurer of Pinnacle West Capital Corporation, a public utility holding company, and its major subsidiary, Arizona Public Service Company (APS), a regulated utility, from December 2008 to October 2009.  From October 2002 to December 2008, he was vice president, controller and chief accounting officer of APS.  Mr. Hay was also chief executive officer of FPL from January 2002 to July 2008.  Mr. Hay was president of NextEra Energy from June 2001 to December 2006.  Mr. Kelliher was chairman of the FERC from July 2005 to January 2009.  Mr. Nazar was the chief nuclear officer of NextEra Energy from January 2009 to December 2009.  He was senior vice president and chief nuclear officer of FPL from November 2007 to January 2009.  From October 2003 to November 2007, Mr. Nazar was senior vice president & chief nuclear officer of American Electric Power Company, Inc., a public utility holding company.  Mr. Pimentel was a partner of Deloitte & Touche LLP, an independent registered public accounting firm, from June 1998 to February 2008.  Mr. Robo was president of NextEra Energy Resources from July 2002 to December 2006.  He was also vice president, corporate development and strategy of NextEra Energy from March 2002 to December 2006.  Mr. Sieving was also general counsel of FPL from January 2009 to May 2010.  Mr. Sieving was executive vice president, general counsel and secretary of PAETEC Holding Corp., a communications services and solutions provider, from February 2007 to November 2008 and was primarily responsible for all legal and regulatory matters.  Prior to that, Mr. Sieving was a partner in the corporate, securities and finance practice group of Hogan Lovells US LLP, an international law firm, with which he had been associated since October 1998.

(b)
NextEra Energy title changed from vice president to executive vice president effective May 23, 2008.  Where applicable, FPL title changed from senior vice president to executive vice president effective July 17, 2008.

Item 1A.  Risk Factors

Risks Relating to NextEra Energy's and FPL's Business

The business, financial results, financial condition and prospects of NextEra Energy and FPL are subject to a variety of significant risks, many of which are beyond their control.  The following is a description of some of the important risk factors that may adversely affect the business and may cause the actual results of NextEra Energy and FPL in future periods to differ substantially from those that NextEra Energy or FPL currently expects or seeks.  Many of the risks set forth below may only apply to a portion of the businesses of subsidiaries of NextEra Energy, such as its FPL business, its wind or solar generation development businesses, its transmission business or its gas infrastructure business.  Accordingly, references to “NextEra Energy” below in some instances refer to the applicable businesses or subsidiaries of NextEra Energy.  Risks specifically applicable to FPL generally include a reference to “FPL.”

NextEra Energy’s and FPL’s financial results may be adversely affected by the extensive regulation of their businesses.

•
The operations of NextEra Energy and FPL are subject to complex and comprehensive federal, state and other regulation.  This extensive regulatory framework, some but not all of which is more specifically identified in the following risk factors, regulates, among other things, NextEra Energy's and FPL's industry, rate and cost structure, operation of nuclear power facilities, construction and operation of generation, transmission and distribution facilities, acquisition, disposal, depreciation and amortization of assets and facilities, decommissioning costs, transmission reliability, wholesale and retail competition, and commodities trading and derivatives transactions.  In their business planning and in the management of their operations, NextEra Energy and FPL must address the effects of regulation on their businesses and proposed changes in the regulatory framework.  Significant changes in the nature of the regulation of NextEra Energy’s and FPL’s businesses could require changes to their business planning and management of their businesses and could adversely affect their financial results, including, but not limited to, the value of their assets.  NextEra Energy and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions.  Should NextEra Energy or FPL be unsuccessful in obtaining necessary licenses or permits on acceptable terms, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on NextEra Energy or FPL, NextEra Energy’s and FPL’s businesses could be adversely affected.

NextEra Energy’s and FPL’s financial results could be negatively affected if they or their rate-regulated businesses are unable to recover, in a timely manner, certain costs, a return on certain assets or an appropriate return on capital from customers through regulated rates and, in the case of FPL, cost recovery clauses.

•
FPL is a regulated entity subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers, the terms and conditions of its services, procurement of electricity for its customers, issuance of securities, transfers of some utility assets and facilities to affiliates, and aspects of the siting and operation of its generating plants and transmission and distribution systems for the sale of electric energy.  Lone Star, which is a wholly-owned subsidiary of NextEra Energy, is a regulated entity subject to the jurisdiction of the PUCT over a wide range of business activities.  The FPSC and PUCT have the authority to disallow recovery by FPL and Lone Star, respectively, of costs that it considers excessive or imprudently incurred.  The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida, Texas and elsewhere, can restrict NextEra Energy’s and FPL’s ability to grow earnings and does not provide any assurance as to achievement of authorized or other earnings levels.  NextEra Energy’s and FPL’s financial results could be materially adversely affected if any material amount of costs, a return on certain assets or an appropriate return on capital cannot be recovered through base rates, cost recovery clauses or other regulatory mechanisms.

•
Decisions of the FPSC and the PUCT have been and, in the future, may be adversely affected by the local and national political, regulatory and economic environment and may adversely affect the financial results of NextEra Energy and FPL.  These decisions may require, for example, NextEra Energy or FPL to cancel or delay planned development activities and to reduce or delay other planned capital expenditures which could reduce the earnings potential of NextEra Energy and FPL.

NextEra Energy and FPL are subject to federal regulatory compliance and proceedings which have significant compliance costs and expose them to substantial monetary penalties and other sanctions.

•
In addition to the regulatory risks that may affect NextEra Energy and FPL described above, the extensive federal regulation of the operations of NextEra Energy and FPL exposes the companies to significant and increasing compliance costs.  NextEra Energy and FPL also are subject to costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties for non-compliance.  As an example, under the Energy Policy Act of 2005, NextEra Energy and FPL, as owners and operators of bulk power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards.  Compliance with these mandatory reliability standards may subject NextEra Energy and FPL to higher operating costs and may result in increased capital expenditures.  If FPL or NextEra Energy is found not to be in compliance with these standards, it may incur substantial monetary penalties and other sanctions.

NextEra Energy and FPL may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

•
From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting NextEra Energy and FPL.  Adverse press coverage and other adverse statements may result in investigations by regulators, legislators and law enforcement officials or in lawsuits.  Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from NextEra Energy’s and FPL’s businesses.  Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can also have a negative impact on the reputation of NextEra Energy and FPL and on the morale and performance of their employees, which could adversely affect their financial results.

NextEra Energy’s and FPL’s businesses are subject to risks associated with legislative and regulatory initiatives.

•
NextEra Energy and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives, including, for example, initiatives regarding regulation, deregulation or restructuring of the energy industry and regulation of the commodities trading and derivatives markets.  NextEra Energy and its subsidiaries will need to adapt to any changes and may face increasing costs and competitive pressures in doing so.  NextEra Energy produces the majority of its electricity from clean and renewable fuels, such as nuclear, natural gas and wind, operates in the competitive segment of the electric industry, has targeted the competitive segments of the electric industry for some of its future growth and relies on the efficient operation of the commodities trading and derivatives markets.  NextEra Energy’s financial results and growth prospects could be adversely affected as a result of new, or changes in, laws, regulations or interpretations, or other regulatory initiatives, including, but not limited to, those that reverse or restrict the competitive restructuring of the energy industry or the effective operation of the commodities trading or derivatives markets.

NextEra Energy and FPL are subject to numerous environmental laws and regulations that require capital expenditures, increase their cost of operations and may expose them to liabilities.

•
NextEra Energy and FPL are subject to domestic and foreign environmental laws and regulations, including, but not limited to, extensive federal, state, and local environmental statutes, rules and regulations relating to air quality, water quality and usage, climate change, GHG, including, but not limited to, CO2 emissions, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, natural resources, health, safety and RPS that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs or limit or eliminate certain operations.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation, the current trend toward more stringent standards, and stricter and more expansive application of existing environmental regulations.  For example, among other potential or pending changes described elsewhere in this report, the process of hydraulic fracturing or similar technologies to drill for natural gas and related compounds used by NextEra Energy's gas infrastructure business are currently being debated for potential regulation at the state and federal levels.  Violations of current or future laws, rules and regulations could expose NextEra Energy and FPL to regulatory proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions.

NextEra Energy’s and FPL’s businesses could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of GHG emissions.

•
Federal or state laws or regulations may be adopted that would impose new or additional limits on GHG, including, but not limited to, CO2 and methane, from electric generating units storing and combusting fossil fuels like coal and natural gas.  The potential effects of such GHG emission limits on NextEra Energy’s and FPL’s electric generating units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.  While NextEra Energy’s and FPL’s electric generating units emit GHGs at a lower rate of emissions than most of the U.S. electric generation sector, the financial results of NextEra Energy and FPL could be adversely affected to the extent that any new GHG emission limits, among other potential impacts:

•      create substantial additional costs in the form of taxes or emission allowances;

•	make some of NextEra Energy’s and FPL’s electric generating units uneconomical to operate in the long term;

•	require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities; or

•	affect the availability or cost of fossil fuels.

The construction, operation and maintenance of nuclear generation facilities involve risks that could result in fines or the closure of nuclear generation facilities owned by NextEra Energy or FPL and in increased costs and capital expenditures.

•
Together, FPL and NextEra Energy’s other subsidiaries own, or hold undivided interests in, eight nuclear generation units in four states.  The construction, operation and maintenance of the facilities involve inherent risks, including, but not limited to, the following:

•
The nuclear generation facilities are subject to environmental, health and financial risks, such as risks relating to site storage of spent nuclear fuel, the disposition of spent nuclear fuel, leakage and emissions of tritium and other radioactive elements in the event of a nuclear accident or otherwise, the threat of a terrorist attack and other potential liabilities arising out of the ownership or operation of the facilities.  Although NextEra Energy and FPL maintain decommissioning funds and external insurance coverage which are intended to reduce the financial exposure to some of these risks, the cost of decommissioning the facilities could exceed the amount available in the decommissioning funds, and the liability and property damages could exceed the amount of insurance coverage.  In the event of an incident at any nuclear generation facility in the United States, NextEra Energy and FPL could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and nuclear insurance mutual companies.

•
The NRC has broad authority to impose licensing and safety-related requirements for the construction of nuclear generation facilities, the addition of capacity at existing nuclear generation facilities, and the operation and maintenance of nuclear generation facilities, and such requirements are subject to change.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a nuclear generation facility, or to take both of these actions, depending upon its assessment of the severity of the situation, until compliance is achieved.  NRC orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require NextEra Energy and FPL to incur substantial operating and capital expenditures at their nuclear generation facilities.  In addition, any serious nuclear incident occurring at a NextEra Energy or FPL plant could result in substantial remediation costs and other expenses.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear generation facility.  An incident at a nuclear facility anywhere in the world also could cause the NRC to impose additional conditions or other requirements on the industry, which could increase costs and result in additional capital expenditures.

•
The operating licenses for NextEra Energy’s and FPL’s nuclear generation facilities extend through at least 2030.  If any of NextEra Energy’s or FPL’s nuclear generation units cannot be operated through the end of their respective operating licenses, NextEra Energy or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, which could adversely affect their financial results.

•	Terrorist threats and increased public scrutiny of nuclear generation facilities could result in increased nuclear licensing or compliance costs which are difficult or impossible to predict.

NextEra Energy’s and FPL’s operating results could suffer if they do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, generation, transmission, distribution or other facilities on schedule or within budget.

•
NextEra Energy and FPL may incur significant costs for development of projects, including, but not limited to, preliminary engineering, permitting, legal and other expenses before it can be established whether a project is feasible, economically attractive, capable of being financed or, in some cases, approved for regulatory recoveries.  The ability of NextEra Energy and FPL to complete construction of, and capital improvement projects for, their generation, transmission, distribution, gas infrastructure and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms, delays in obtaining or renewing necessary licenses, permits, rights-of-way and other approvals, disputes involving contractors, labor organizations, land owners and other third parties, negative publicity, transmission interconnection issues and other factors or failures.  If any development project or construction or capital improvement project is not completed or is delayed or subject to cost overruns, NextEra Energy's and FPL's operational and financial results may be adversely affected.  In any such event, among other matters, NextEra Energy and FPL could be subject to additional costs, which, in some cases, may not be approved for or recoverable through regulatory mechanisms, and could result in delay or termination payments and other damages under committed contracts, loss of tax credits and the write-off of their investment in the project.

The operation and maintenance of power generation, transmission and distribution facilities involve significant risks that could adversely affect the financial results of NextEra Energy and FPL.

•	The operation and maintenance of power generation, transmission and distribution facilities involve many risks, such as those identified elsewhere in these risk factors and those arising due to:

•	risks of start-up operations;

•	failures in the supply, availability or transportation of fuel;

•	the impact of unusual or adverse weather conditions, including, but not limited to, natural disasters such as hurricanes, floods, earthquakes and droughts;

•	performance below expected or contracted levels of output or efficiency;

•	breakdown or failure of equipment, transmission and distribution lines or pipelines;

•	availability of replacement equipment;

•	risks of human injury from energized equipment;

•	availability of adequate water resources and ability to satisfy water discharge requirements;

•	inability to properly manage or mitigate known equipment defects throughout NextEra Energy’s and FPL’s generation fleets and transmission and distribution systems;

•	use of new or unproven technology; and

•	dependence on a specific fuel source.

The occurrence of any of these effects or events could result in, among other matters, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines, replacement equipment costs or an obligation to purchase or generate replacement power at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses.  Breakdown or failure of an operating facility of NextEra Energy, for example, may prevent NextEra Energy from performing under applicable power sales agreements which, in some situations, could result in termination of the agreement or subject NextEra Energy to liability for liquidated damages.  The operation and maintenance of NextEra Energy’s gas infrastructure and power transmission businesses also are subject to many of the foregoing risks or substantially similar risks.

NextEra Energy’s competitive energy business is subject to development and operating risks that could limit the revenue growth of this business and have other negative effects on NextEra Energy’s financial results.

•
To operate successfully in the competitive wholesale energy markets, NextEra Energy must, among other things, efficiently develop and operate its generating assets, procure adequate supplies of fuel and associated transportation at acceptable prices, successfully and timely complete project restructuring activities, maintain the qualifying facility status of certain projects and complete its energy deliveries in a timely manner.  Its ability to do so is subject to a variety of risks.  In addition to risks such as those identified elsewhere in these risk factors, risks that specifically affect NextEra Energy’s success in competitive wholesale markets and in the gas infrastructure business include:

•
NextEra Energy may face increased competition, including, but not limited to, from other and new sources of power generation, excess generation capacity and shifting demand for power, legal and regulatory developments and general economic conditions.  Risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project agreements may impede development activities.

•
There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities.  NextEra Energy’s inability or failure to hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures could significantly impair NextEra Energy’s financial results.

•
A portion of NextEra Energy’s power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may increase the volatility of NextEra Energy’s financial results.

•
NextEra Energy depends upon power transmission and natural gas transportation facilities owned and operated by others.  If transmission or transportation of sufficient power or natural gas is unavailable or disrupted, NextEra Energy’s ability to sell and deliver its wholesale power or natural gas may be limited.

NextEra Energy’s competitive energy business is dependent on continued public policy support and governmental support for renewable energy, particularly wind and solar projects.

•
NextEra Energy’s competitive energy business, NextEra Energy Resources, depends heavily on government policies that support renewable energy and enhance the economic feasibility of developing wind and solar energy projects.  The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support the sale of energy from renewable sources, such as wind and solar energy.  The applicable legislation often grants the relevant state public utility commission the ability to reduce electric supply companies’ obligations to meet the requirements in specified circumstances.  Any reduction or elimination of existing supportive policies, including, but not limited to, RPS or feed-in tariffs, and ultimately any failure to renew or increase existing supportive policies, could result in less demand for generation from NextEra Energy’s wind and solar energy projects.

•
The Recovery Act includes, among other things, provisions that allow companies building wind facilities the option to choose among the following three investment cost recovery mechanisms: (1) PTCs which were extended for wind facilities placed in service prior to 2013, (2) ITCs of 30% of the cost for qualifying wind facilities placed in service prior to 2013, or (3) an election to receive a cash grant of 30% of the cost of qualifying wind facilities placed in service in 2009, 2010 or 2011, or if construction began prior to December 31, 2011 and the wind facility is placed in service prior to 2013.  An election to receive a cash grant of 30% in lieu of the 30% ITC also applies to the cost of qualifying solar facilities placed in service in either 2009, 2010 or 2011, or if construction began prior to December 31, 2011 and the solar facility is placed in service prior to 2017.  In order for NextEra Energy to continue to economically develop wind and solar energy projects in the future, it will need to utilize the investment cost recovery mechanisms currently available as well as requiring similar public policy support in the future.

NextEra Energy and FPL are subject to credit and performance risk from customers, counterparties and vendors.

•
NextEra Energy and FPL are exposed to risks associated with the creditworthiness and performance of their customers, hedging counterparties and vendors under contracts for the supply of equipment, materials, fuel and other goods and services required for their business operations and for the construction and operation of, and for capital improvements to, their facilities.  Adverse conditions in the energy industry or the general economy, as well as circumstances of individual customers, counterparties and vendors, may affect the ability of some customers, counterparties and vendors to perform as required under their contracts.  If any counterparty or vendor fails to fulfill its contractual obligations, NextEra Energy and FPL may need to make arrangements with other counterparties or vendors, which could result in higher costs, untimely completion of power generation facilities and other projects, and/or a disruption of their operations.  If a defaulting counterparty is in poor financial condition, NextEra Energy and FPL may not be able to recover damages for any contract breach.

NextEra Energy’s and FPL’s financial results may continue to be negatively affected by slower customer growth and customer usage.

•
NextEra Energy’s and FPL’s results of operations are affected by the growth in customer accounts and by customer usage, each of which directly influences the demand for electricity and the need for additional power generation and power delivery facilities.  A lack of growth or slower growth in the number of retail customers or in non-weather related customer usage, such as that which has occurred over the past several years, could adversely affect NextEra Energy’s and FPL’s results of operations.  Customer growth and customer usage are affected by a number of factors outside the control of NextEra Energy and FPL, such as mandated energy efficiency measures, demand side management goals, and economic and demographic conditions, such as population, job and income growth, housing starts and new business formation.  NextEra Energy’s and FPL’s financial results may also be adversely affected by FPL’s ability to negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.  As a result, NextEra Energy and FPL may make, but not fully realize the anticipated benefits from, significant investments and expenditures, which could adversely affect their financial results.

NextEra Energy’s and FPL’s financial results are subject to risks associated with weather conditions, such as the impact of severe weather.

•
NextEra Energy’s and FPL’s financial results can be negatively affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy and energy-related commodities, and can affect the production of electricity at power generating facilities, including, but not limited to, wind, solar and hydro-powered facilities.  For example, the level of wind resource affects the results of operations of wind generating facilities.  Since the levels of wind, solar and hydro resources are variable and difficult to predict, NextEra Energy’s results of operations for individual wind, solar and hydro facilities vary or may vary significantly from period to period depending on the level of available resources.  To the extent that resources are not available at planned levels, the returns from these facilities may be less than expected.

•
In addition, NextEra Energy’s and FPL’s financial results would be affected by the impact of severe weather, such as hurricanes, floods and earthquakes, which can be destructive and cause power outages and property damage, reduce revenue, affect fuel supply, and require NextEra Energy and FPL to incur additional costs to restore service and repair damaged facilities.  As a company that provides electric service throughout most of the east and lower west coasts of Florida, FPL operates in an area that historically has been more prone to severe weather events, such as hurricanes.  A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado, or other severe weather event, or otherwise, could prevent NextEra Energy and FPL from operating their businesses in the normal course and could result in any of the adverse consequences described above.  At FPL and other regulated businesses of NextEra Energy, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred would result in a negative financial impact on NextEra Energy and FPL.

Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NextEra Energy’s and FPL’s ability to fund their liquidity and capital needs and to meet their growth objectives, and can also adversely affect the results of operations and financial condition of NextEra Energy and FPL and exert downward pressure on the market price of NextEra Energy’s common stock.

•
NextEra Energy and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements and other operations requirements that are not satisfied by operating cash flows.  Disruptions, uncertainty or volatility in those capital and credit markets, such as conditions that have existed in the recent past, could increase NextEra Energy’s and FPL’s cost of capital.  If NextEra Energy or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to grow its businesses and could contribute to lower earnings and reduced financial flexibility.  The market price and trading volume of NextEra Energy’s common stock are subject to fluctuations as a result of, among other factors, general stock market conditions and changes in market sentiment regarding the operations, business, growth prospects and financing strategies of NextEra Energy and its subsidiaries.

•
Although NextEra Energy’s competitive energy subsidiaries have used non-recourse or limited-recourse, project-specific financing in the past, market conditions and other factors could adversely affect the future availability of such financing.  The inability of NextEra Energy’s subsidiaries to access the capital and credit markets to provide project-specific financing for electric-generating and other energy facilities on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NextEra Energy and/or Capital Holdings in the future.

•
The inability of subsidiaries that have existing project-specific financing arrangements to meet the requirements of various agreements relating to those financings could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some limited instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral, any of which actions could negatively affect NextEra Energy’s financial results, as well as the availability or terms of future financings for NextEra Energy or its subsidiaries.

NextEra Energy’s, Capital Holdings’ and FPL’s inability to maintain their current credit ratings may adversely affect NextEra Energy’s and FPL’s liquidity, limit the ability of NextEra Energy and FPL to grow their businesses, and increase interest costs, while the liquidity of the companies also could be impaired by the inability of their credit providers to maintain their current credit ratings or to fund their credit commitments.

•
The inability of NextEra Energy, Capital Holdings and FPL to maintain their current credit ratings could adversely affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact NextEra Energy’s and FPL’s ability to grow their businesses and service indebtedness and repay borrowings, and would likely increase their interest costs.  Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative and regulatory actions.  There can be no assurance that one or more of the ratings of NextEra Energy, Capital Holdings and FPL will not be lowered or withdrawn entirely by a rating agency.

•
The inability of NextEra Energy’s, Capital Holdings’ and FPL’s credit providers to maintain credit ratings acceptable under various agreements, or to fund their credit commitments, could require NextEra Energy, Capital Holdings or FPL, among other things, to renegotiate requirements in agreements, find an alternative credit provider with acceptable credit ratings to meet funding requirements, or post cash collateral.

The use of derivative contracts by NextEra Energy and FPL in the normal course of business could result in financial losses or the payment of margin cash collateral that could adversely affect their financial results and liquidity.

•
NextEra Energy and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the over-the-counter (OTC) markets or on exchanges, to manage their commodity and financial market risks, and for NextEra Energy to engage in trading and marketing activities.  NextEra Energy could recognize financial losses as a result of volatility in the market values of these derivative instruments or if a counterparty fails to perform or make payments under these derivative instruments.  NextEra Energy also could suffer a reduction in operating cash flows as a result of the requirement to post margin cash collateral.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management’s judgment or use of estimates.  Although NextEra Energy and FPL execute transactions in derivative instruments on either recognized exchanges or via the OTC markets, depending on the most favorable credit and market execution factors, there is greater volatility and less liquidity in transactions executed in OTC markets and, as a result, NextEra Energy and FPL may not be able to execute such transactions in times of market volatility.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments.  In addition, FPL’s use of such instruments could be subject to prudence challenges and, if found imprudent, could result in disallowances of cost recovery for such use by the FPSC.

•
NextEra Energy provides full energy and capacity requirement services, which include, for example, load-following services and various ancillary services, primarily to distribution utilities to satisfy all or a portion of such utilities’ power supply obligations to their customers.  The supply costs for these transactions may be affected by a number of factors, including, but not limited to, events that may occur after NextEra Energy has committed to supply power, such as weather conditions, fluctuating prices for energy and ancillary services, and the ability of the distribution utilities’ customers to elect to receive service from competing suppliers.  If the supply costs are not favorable, NextEra Energy’s operating costs could increase and adversely affect its results of operations.

•
NextEra Energy is an active participant in energy markets.  The liquidity of regional energy markets is an important factor in the company's ability to manage risks in these operations.  Over the past several years, other market participants have ceased or significantly reduced their activities in energy markets as a result of several factors, including, but not limited to, government investigations, changes in market design, and deteriorating credit quality.  Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit, and other factors.  As a result, reductions in liquidity may restrict the ability of NextEra Energy to manage its risks, and this could negatively affect NextEra Energy’s financial results.

•
NextEra Energy and FPL have hedging and trading procedures and associated risk management tools, such as separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms, that may not work as planned.  Risk management tools and metrics such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines are based on historical price movements.  If price movements significantly or persistently deviate from historical behavior, the risk management tools may not protect against significant losses.  As a result of these and other factors, NextEra Energy and FPL cannot predict with precision the impact that risk management decisions may have on their financial results and liquidity.

NextEra Energy’s and FPL’s financial results and liquidity could be materially adversely affected if the rules implementing the Dodd-Frank Act broaden the scope of its provisions regarding the regulation of OTC financial derivatives and make them applicable to NextEra Energy and FPL.

•
The Dodd-Frank Act was enacted into law in July 2010 which, among other things, provides for the regulation of the OTC derivatives market.  While the legislation is broad and detailed, substantial portions of the legislation require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the U.S. Commodity Futures Trading Commission (CFTC).  NextEra Energy and FPL cannot predict the final rules that will be adopted to implement the OTC derivatives market provisions of the Dodd-Frank Act.  Those rules could negatively affect NextEra Energy’s and FPL’s ability to hedge their commodity and interest rate risks, which could have a material adverse effect on NextEra Energy’s and FPL’s financial results.  The rules also could require NextEra Energy Resources to restructure part of its energy marketing and trading operations or to discontinue certain portions of its business.  In addition, if the rules require NextEra Energy and FPL to post cash collateral with respect to swap transactions, NextEra Energy’s and FPL’s liquidity could be materially adversely affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NextEra Energy and FPL to penalties for non-compliance.

NextEra Energy’s ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

•
NextEra Energy is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry in general.  In addition, NextEra Energy may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

NextEra Energy may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NextEra Energy or if NextEra Energy is required to perform under guarantees of obligations of its subsidiaries.

•
NextEra Energy is a holding company and, as such, has no material operations of its own.  Substantially all of NextEra Energy’s consolidated assets are held by subsidiaries.  NextEra Energy’s ability to meet its financial obligations, including, but not limited to, its guarantees, and to pay dividends on its common stock is primarily dependent on the subsidiaries’ net income and cash flows, which are subject to the risks of their respective businesses, and their ability to pay upstream dividends or to repay funds to NextEra Energy.  The subsidiaries have financial obligations, including, but not limited to, payment of debt service, which they must satisfy before they can fund NextEra Energy.  NextEra Energy’s subsidiaries are separate legal entities and have no obligation to provide NextEra Energy with funds for its payment obligations.  In addition, the dividend-paying ability of some of the subsidiaries is limited by contractual restrictions which are contained in outstanding financing agreements and which may be included in future financing agreements.  The future enactment of laws or regulations also may prohibit or restrict the ability of NextEra Energy's subsidiaries to pay upstream dividends or to repay funds.  NextEra Energy guarantees many of the obligations of its consolidated subsidiaries, other than FPL, through guarantee agreements with Capital Holdings.  These guarantees may require NextEra Energy to provide substantial funds to its subsidiaries or their creditors or counterparties at a time when NextEra Energy is in need of liquidity to fund its own obligations or to pay dividends.  In addition, in the event of a subsidiary’s liquidation or reorganization, NextEra Energy’s right to participate in a distribution of assets is subject to the prior claims of the subsidiary’s creditors.

Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect NextEra Energy’s and FPL’s financial results, financial condition and liquidity.

•
NextEra Energy’s and FPL’s provision for income taxes and reporting of tax-related assets and liabilities requires significant judgments and the use of estimates.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards.  Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, financial condition and results of operations of NextEra Energy and its subsidiaries, including, but not limited to, FPL, as well as the resolution of audit issues raised by taxing authorities.  Ultimate resolution of income tax matters may result in material adjustments to tax-related assets and liabilities which could negatively affect NextEra Energy’s and FPL’s financial results, financial condition and liquidity.

NextEra Energy’s and FPL’s retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to their reputation and/or the financial results of the retail business.

•
NextEra Energy’s and FPL’s retail businesses require access to sensitive customer data in the ordinary course of business.  NextEra Energy’s and FPL’s retail businesses may also need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center services, to the retail businesses.  If a significant breach occurred, the reputation of NextEra Energy and FPL could be adversely affected, customer confidence could be diminished, customer information could be used for identity theft purposes, NextEra Energy and FPL would be subject to costs associated with the breach and/or NextEra Energy and FPL could be subject to fines and legal claims, any of which may have a negative impact on the businesses and/or NextEra Energy’s and FPL’s financial results.

A failure in NextEra Energy’s and FPL’s operational systems or infrastructure, or those of third parties, could impair their liquidity, disrupt their businesses, result in the disclosure of confidential information and adversely affect their financial results.

•
NextEra Energy’s and FPL’s businesses are highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, and cross numerous and diverse markets.  Due to the size, scope and geographical reach of NextEra Energy’s and FPL’s businesses, and due to the complexity of the process of power generation, transmission and distribution, the development and maintenance of NextEra Energy’s and FPL’s operational systems and infrastructure is challenging.  NextEra Energy's and FPL’s operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside, their control, such as operator error, severe weather or terrorist activities.  Any such failure or disabling event could adversely affect NextEra Energy’s and FPL’s ability to process transactions and provide services, and their financial results and liquidity.

•
NextEra Energy and FPL add, modify and replace information systems on a regular basis.  Modifying existing information systems or implementing new or replacement information systems is costly and involves risks, including, but not limited to, integrating the modified, new or replacement system with existing systems and processes, implementing associated changes in accounting procedures and controls, and ensuring that data conversion is accurate and consistent.  Any disruptions or deficiencies in existing information systems, or disruptions, delays or deficiencies in the modification or implementation of new information systems, could result in increased costs, the inability to track or collect revenues, the diversion of management’s and employees’ attention and resources, and could negatively impact the effectiveness of the companies’ control environment, and/or the companies’ ability to timely file required regulatory reports.

•
NextEra Energy and FPL also face the risks of operational failure, termination, or capacity constraints of third parties, including, but not limited to, those who provide power transmission and natural gas transportation services.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NextEra Energy’s and FPL’s businesses, or the businesses of third parties, may impact the operations of NextEra Energy and FPL in unpredictable ways and could adversely affect NextEra Energy’s and FPL’s financial results and liquidity.

•
NextEra Energy and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups.  NextEra Energy’s and FPL’s generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems and physical assets, could be direct targets of, or indirectly affected by, such activities.  Terrorist acts or other similar events could harm NextEra Energy’s and FPL’s businesses by limiting their ability to generate, purchase or transmit power and by delaying their development and construction of new generating facilities and capital improvements to existing facilities.  These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure NextEra Energy’s and FPL’s assets, and could adversely affect NextEra Energy’s and FPL’s operations by contributing to disruption of supplies and markets for natural gas, oil and other fuels.  They could also impair NextEra Energy’s and FPL’s ability to raise capital by contributing to financial instability and lower economic activity.

•
NextEra Energy and FPL operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite NextEra Energy’s and FPL’s implementation of security measures, all of their technology systems are vulnerable to disability, failures or unauthorized access due to such activities.  If NextEra Energy’s or FPL’s technology systems were to fail or be breached and be unable to recover in a timely way, NextEra Energy and FPL would be unable to fulfill critical business functions, and sensitive confidential and other data could be compromised, which could have a material adverse effect on NextEra Energy’s and FPL’s financial results.

•
The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs.  These types of events could materially adversely affect NextEra Energy’s and FPL’s financial results.  In addition, these types of events could require significant management attention and resources, and could adversely affect NextEra Energy’s and FPL’s reputation among customers and the public.

•
A disruption of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources, could negatively impact NextEra Energy’s and FPL’s businesses.  Because generation, transmission systems and natural gas pipelines are part of an interconnected system, NextEra Energy and FPL face the risk of possible loss of business due to a disruption caused by the impact of an event on the interconnected system (such as severe weather or a generator or transmission facility outage, pipeline rupture, or a sudden and significant increase or decrease in wind generation) within NextEra Energy’s and FPL’s systems or within a neighboring system.  Any such disruption could have a material adverse effect on NextEra Energy’s and FPL’s financial results.

The ability of NextEra Energy and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NextEra Energy’s and FPL’s insurance coverage may not provide protection against all significant losses.

•
The ability of NextEra Energy and FPL to obtain insurance, as well as the cost and coverage of such insurance, could be affected by developments affecting their businesses, as well as by international, national, state or local events, as well as the financial condition of insurers.  Insurance coverage may not continue to be available at all or at rates or on terms similar to those presently available to NextEra Energy and FPL.  A loss for which NextEra Energy and FPL are not fully insured could materially and adversely affect their financial results.  NextEra Energy’s and FPL’s insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which the companies may be subject.

The businesses and financial results of NextEra Energy and FPL could be negatively affected by the lack of a qualified workforce, work strikes or stoppages and increasing personnel costs.

•
NextEra Energy and FPL may not be able effectively and profitably to obtain new customers, or grow their customer base, service existing customers and meet their other business plan goals if they do not attract and retain a qualified workforce.  The lack of a qualified workforce, including, for example, the loss or retirement of key executives and other employees, may adversely affect service and productivity and contribute to higher training and safety costs.  Over the next several years, a significant portion of NextEra Energy’s and FPL’s workforce, including, but not limited to, many workers with specialized skills maintaining and servicing the nuclear generation facilities and electrical infrastructure, will be eligible to retire.  Such highly skilled individuals may not be able to be replaced quickly due to the technically complex work they perform.  Personnel costs also may increase due to inflationary or competitive pressures on payroll and benefits costs and revised terms of collective bargaining agreements with union employees.  Employee strikes or work stoppages could disrupt operations and lead to a loss of customers and revenue.

Poor market performance and other economic factors could affect NextEra Energy’s and FPL’s nuclear decommissioning funds’ asset value or defined benefit pension plan’s funded status, which may adversely affect NextEra Energy’s and FPL’s liquidity and financial results.

•
NextEra Energy and FPL are required to maintain decommissioning funds to satisfy their future obligations to decommission their nuclear power plants.  In addition, NextEra Energy sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NextEra Energy and its subsidiaries.  A decline in the market value of the assets held in the decommissioning funds or in the defined benefit pension plan due to poor investment performance or other factors may increase the funding requirements for these obligations.  Moreover, NextEra Energy’s and FPL’s defined benefit pension plan is sensitive to changes in interest rates, since, as interest rates decrease the funding liabilities increase, potentially increasing benefits costs and funding requirements.  Any increase in benefits costs or funding requirements may have an adverse effect on NextEra Energy’s and FPL’s liquidity and financial results.

Increasing costs associated with health care plans may adversely affect NextEra Energy's and FPL's financial results.

•
The costs of providing health care benefits to employees and retirees have increased substantially in recent years.  NextEra Energy and FPL believe that their employee benefit costs, including, but not limited to, costs related to health care plans for employees and former employees, will continue to rise.  The increasing costs and funding requirements associated with NextEra Energy's and FPL's health care plans may adversely affect the companies' financial results.

The factors described above, as well as other information set forth in this report, which could materially adversely affect NextEra Energy's and FPL's businesses, financial condition, future financial results and/or liquidity should be carefully considered.  The risks described above are not the only risks facing NextEra Energy and FPL.  Additional risks and uncertainties also may materially adversely affect NextEra Energy's or FPL's business, financial condition, future financial results and/or liquidity.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NextEra Energy and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2010, the electric generating, transmission, distribution and general facilities of FPL represented approximately 47%, 12%, 37% and 4%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities.  At December 31, 2010, NextEra Energy had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)
Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,432
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,111
Martin	Indiantown, FL	1	Gas/Oil/Solar Thermal	1,105	(c)
Martin	Indiantown, FL	2	Gas	938
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,912
Turkey Point	Florida City, FL	1	Gas/Oil	1,148
West County	West Palm Beach, FL	2	Gas/Oil	2,438

Steam turbines
Cutler	Miami, FL	2	Gas	205
Manatee	Parrish, FL	2	Oil/Gas	1,624
Martin	Indiantown, FL	2	Oil/Gas	1,652
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,187
Riviera	Riviera Beach, FL	2	Oil/Gas	565	(d)
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(e)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	646	(f)
Turkey Point	Florida City, FL	2	Oil/Gas	788

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	2	Gas/Oil	315

Gas turbines
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420

Solar PV
DeSoto	Arcadia, FL	1	Solar PV	25
Space Coast	Cocoa, FL	1	Solar PV	10
TOTAL				23,722	(g)
——————————
(a)	Represents FPL's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the Florida Municipal Power Agency's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	The megawatts generated by the 75 mw solar thermal facility replace steam produced by this unit and therefore are not incremental.
(d)	In January 2011, these units were removed from service. See Item 1 - FPL Operations - Fossil Operations for a discussion of plant modernizations.
(e)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.
(f)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(g)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NextEra Energy Resources Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw)(a)
Wind
Ashtabula Wind(b)	Barnes County, ND	Midwest	99	Wind	148
Ashtabula Wind II(c)	Griggs & Steele Counties, ND	Midwest	80	Wind	120
Ashtabula Wind III	Barnes County, ND	Midwest	39	Wind	62
Baldwin Wind	Burleigh County, ND	Midwest	64	Wind	102
Butler Ridge Wind(b)	Dodge County, WI	Midwest	36	Wind	54
Cabazon(b)	Riverside County, CA	West	53	Wind	40
Callahan Divide(b)	Taylor County, TX	ERCOT	76	Wind	114
Capricorn Ridge	Sterling & Coke Counties, TX	ERCOT	208	Wind	364
Capricorn Ridge Expansion	Sterling & Coke Counties, TX	ERCOT	199	Wind	298
Cerro Gordo(b)	Cerro Gordo County, IA	Midwest	55	Wind	41
Crystal Lake I(b)(c)	Hancock County, IA	Midwest	100	Wind	150
Crystal Lake II	Winnebago County, IA	Midwest	80	Wind	200
Crystal Lake III	Winnebago County, IA	Midwest	44	Wind	66
Day County Wind(b)	Day County, SD	Midwest	66	Wind	99
Delaware Mountain	Culberson County, TX	ERCOT	38	Wind	28
Diablo Wind(b)	Alameda County, CA	West	31	Wind	21
Elk City Wind(b)	Roger Mills & Beckham Counties, OK	Other South	43	Wind	99
Elk City Wind II	Roger Mills & Beckham Counties, OK	Other South	66	Wind	101
Endeavor Wind	Osceola County, IA	Midwest	40	Wind	100
Endeavor Wind II	Osceola County, IA	Midwest	20	Wind	50
Ghost Pine Wind	Trochu, Alberta, Canada	West	51	Wind	82
Gray County	Gray County, KS	Other South	170	Wind	112
Green Mountain(b)	Somerset County, PA	Northeast	8	Wind	10
Green Power	Riverside County, CA	West	22	Wind	17
Green Ridge Power	Alameda & Contra Costa Counties, CA	West	1,463	Wind	159
Hancock County(b)	Hancock County, IA	Midwest	148	Wind	98
High Winds(b)	Solano County, CA	West	90	Wind	162
Horse Hollow Wind(b)	Taylor County, TX	ERCOT	142	Wind	213
Horse Hollow Wind II(b)	Taylor & Nolan Counties, TX	ERCOT	130	Wind	299
Horse Hollow Wind III(b)	Nolan County, TX	ERCOT	149	Wind	224
Indian Mesa	Pecos County, TX	ERCOT	125	Wind	83
King Mountain(b)	Upton County, TX	ERCOT	214	Wind	278
Lake Benton II(b)	Pipestone County, MN	Midwest	137	Wind	103
Langdon Wind(b)(c)	Cavalier County, ND	Midwest	79	Wind	118
Langdon Wind II(b)(c)	Cavalier County, ND	Midwest	27	Wind	41
Lee / Dekalb Wind	Lee & DeKalb Counties, IL	Midwest	145	Wind	217
Logan Wind(c)	Logan County, CO	West	134	Wind	201
Majestic Wind(b)	Carson County, TX	ERCOT	53	Wind	80
Meyersdale(b)	Somerset County, PA	Northeast	20	Wind	30
Mill Run(b)	Fayette County, PA	Northeast	10	Wind	15
Minco Wind	Grady County, OK	Other South	62	Wind	99
Montezuma Wind	Solano County, CA	West	16	Wind	37
Montfort(b)	Iowa County, WI	Midwest	20	Wind	30
Mount Copper(b)	Murdochville, Quebec, Canada	Midwest	30	Wind	54
Mount Miller(b)	Murdochville, Quebec, Canada	Midwest	30	Wind	54
Mountaineer(b)	Preston & Tucker Counties, WV	Northeast	44	Wind	66
Mower County Wind(c)	Mower County, MN	Midwest	43	Wind	99
New Mexico Wind(b)	Quay & Debaca Counties, NM	West	136	Wind	204
North Dakota Wind(b)	LaMoure County, ND	Midwest	41	Wind	62
Northern Colorado(b)	Logan County, CO	West	81	Wind	174
Oklahoma / Sooner Wind(b)	Harper & Woodward Counties, OK	Other South	68	Wind	102
Oliver County Wind I(c)	Oliver County, ND	Midwest	22	Wind	51
Oliver County Wind II(c)	Oliver County, ND	Midwest	32	Wind	48
Peetz Table Wind(c)	Logan County, CO	West	133	Wind	199
Pubnico Point(b)	Yarmouth, Nova Scotia, Canada	Midwest	17	Wind	31
Red Canyon Wind Energy(b)	Borden, Garza & Scurry Counties, TX	ERCOT	56	Wind	84
Red Mesa Wind	Cibola County, NM	West	64	Wind	102
Sky River(b)	Kern County, CA	West	342	Wind	77
Somerset Wind Power(b)	Somerset County, PA	Northeast	6	Wind	9
South Dakota Wind(b)	Hyde County, SD	Midwest	27	Wind	41
Southwest Mesa(b)	Upton & Crockett Counties, TX	ERCOT	106	Wind	74
Stateline(b)	Umatilla County, OR and Walla Walla County, WA	West	454	Wind	300
Story County Wind(b)	Story County, IA	Midwest	100	Wind	150
Story County Wind II(b)	Story & Hardin Counties, IA	Midwest	100	Wind	150
Vansycle(b)	Umatilla County, OR	West	38	Wind	25
Vansycle II	Umatilla County, OR	West	43	Wind	99
Victory Garden(b)	Kern County, CA	West	96	Wind	22
Waymart(b)	Wayne County, PA	Northeast	43	Wind	65
Weatherford Wind(b)	Custer & Washita Counties, OK	Other South	98	Wind	147

NextEra Energy Resources Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw)(a)
Wessington Springs Wind(b)	Jerauld County, SD	Midwest	34	Wind	51
Wilton Wind(b)	Burleigh County, ND	Midwest	33	Wind	49
Wilton Wind II(c)	Burleigh County, ND	Midwest	33	Wind	50
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	West	279	Wind	28
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	West	300	Wind	30
Windpower Partners 1993	Riverside County, CA	West	115	Wind	41
Windpower Partners 1993	Lincoln County, MN	Midwest	73	Wind	26
Windpower Partners 1994	Culberson County, TX	ERCOT	107	Wind	39
Wolf Ridge Wind	Cooke County, TX	ERCOT	75	Wind	112
Woodward Mountain	Upton & Pecos Counties, TX	ERCOT	242	Wind	160
Wyoming Wind(b)	Uinta County, WY	West	80	Wind	144
Investments in joint ventures(d)	Various	West	1,031	Wind	114
Total Wind					8,298

Contracted
Bayswater(b)	Far Rockaway, NY	Northeast	2	Gas	56
Blythe Energy(b)	Blythe, CA	West	3	Gas	507
Calhoun(b)	Eastaboga, AL	Other South	4	Gas/Oil	668
Cherokee(b)	Gaffney, SC	Other South	2	Gas	98
Doswell(b)	Ashland, VA	Northeast	6	Gas/Oil	708
Duane Arnold	Palo, IA	Midwest	1	Nuclear	431	(e)
Jamaica Bay(b)	Far Rockaway, NY	Northeast	2	Gas/Oil	54
Marcus Hook 750(b)	Marcus Hook, PA	Northeast	4	Gas	744
Point Beach	Two Rivers, WI	Midwest	2	Nuclear	1,023
Investments in joint ventures:
SEGS III-IX(b)	Kramer Junction & Harper Lake, CA	West	7	Solar	148
Other	Various	Northeast	7	(f)	303
Total Contracted					4,740

Merchant
Doswell - Expansion(b)	Ashland, VA	Northeast	1	Gas/Oil	171
Forney	Forney, TX	ERCOT	8	Gas	1,792
Lamar Power Partners	Paris, TX	ERCOT	6	Gas	1,000
Maine - Cape, Wyman	Various - ME	Northeast	6	Oil	796	(g)
Maine(b)	Various - ME	Northeast	81	Hydro	359
Marcus Hook 50	Marcus Hook, PA	Northeast	1	Gas	50
Paradise Solar	West Deptford, NJ	Northeast	1	Solar PV	5
RISEP	Johnston, RI	Northeast	3	Gas	550
Seabrook	Seabrook, NH	Northeast	1	Nuclear	1,100	(h)
Investment in joint venture	Frackville, PA	Northeast	1	Waste coal	5
Total Merchant					5,828
TOTAL					18,866
——————————
(a)	Represents NextEra Energy Resources' net ownership interest in plant capacity.
(b)	These generating facilities are encumbered by liens against their assets securing various financings.
(c)	NextEra Energy Resources owns these wind facilities together with third-party investors with differential membership interests. See Note 1 - Sale of Differential Membership Interests.
(d)	Represents plants with no more than 50% ownership using wind technology. Certain facilities, totaling 57 mw, are encumbered by liens against their assets securing a financing.
(e)	Excludes Central Iowa Power Cooperative and Cornbelt Power Cooperative's combined share of 30%.
(f)	Represents plants with no more than 50% ownership using fuels and technologies such as natural gas and waste coal.
(g)	Excludes six other energy-related partners' combined share of 16%.
(h)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  At December 31, 2010, FPL owned and operated 587 substations and the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,106	(a)	-
230	kv	3,036		25
138	kv	1,577		53
115	kv	745		1
69	kv	165		14
Less than 69 kv		42,312		25,045
Total		48,941		25,138
——————————
(a) Includes approximately 79 miles owned jointly with JEA.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  The majority of NextEra Energy Resources' generating facilities are owned by NextEra Energy Resources subsidiaries and a number of those facilities are encumbered by liens securing various financings.  Additionally, the majority of NextEra Energy Resources' generating facilities are located on land leased from owners of private property.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3.  Legal Proceedings

NextEra Energy and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NextEra Energy or FPL, see Note 14 - Legal Proceedings.  Such descriptions are incorporated herein by reference.

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by NextEra Energy.  NextEra Energy's common stock is traded on the New York Stock Exchange under the symbol "NEE."  The high and low sales prices for the common stock of NextEra Energy as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2010			2009
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends

First	$53.75	$45.29	$0.50	$53.99	$41.48	$0.4725
Second	$53.50	$47.96	$0.50	$59.00	$49.70	$0.4725
Third	$55.98	$48.44	$0.50	$60.61	$53.13	$0.4725
Fourth	$56.26	$50.00	$0.50	$56.57	$48.55	$0.4725

The amount and timing of dividends payable on NextEra Energy's common stock are within the sole discretion of NextEra Energy's Board of Directors.  The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NextEra Energy's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the Board of Directors deems relevant.  The ability of NextEra Energy to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to NextEra Energy.  In February 2011, NextEra Energy announced that it would increase its quarterly dividend on its common stock from $0.50 to $0.55 per share.  See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 11 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NextEra Energy.

As of the close of business on January 31, 2011, there were 26,577 holders of record of NextEra Energy's common stock.

Issuer Purchases of Equity Securities.  Information regarding purchases made by NextEra Energy of its common stock is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)

10/1/10 - 10/31/10	322	$55.51	-	20,000,000
11/1/10 - 11/30/10	12,250	$53.57	-	20,000,000
12/1/10 - 12/31/10	2,552	$51.93	-	20,000,000
Total	15,124	$53.33	-
——————————
(a)
Includes:  (1) in each of October 2010, November 2010 and December 2010, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (LTIP); and (2) in December 2010, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NextEra Energy's obligation under a February 2006 grant under the LTIP of deferred retirement share awards to an executive officer.

(b)
In February 2005, NextEra Energy's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2010		2009		2008		2007		2006
SELECTED DATA OF NEXTERA ENERGY (millions, except per share amounts):
Operating revenues	$15,317		$15,643		$16,410		$15,263		$15,710
Net income	$1,957	(a)	$1,615	(a)	$1,639	(a)	$1,312	(a)	$1,281	(b)
Earnings per share of common stock - basic	$4.77	(a)	$3.99	(a)	$4.10	(a)	$3.30	(a)	$3.25	(b)
Earnings per share of common stock - assuming dilution	$4.74	(a)	$3.97	(a)	$4.07	(a)	$3.27	(a)	$3.23	(b)
Dividends paid per share of common stock	$2.00		$1.89		$1.78		$1.64		$1.50
Total assets	$52,994		$48,458		$44,821		$40,123		$35,822
Long-term debt, excluding current maturities	$18,013		$16,300		$13,833		$11,280		$9,591

SELECTED DATA OF FPL (millions):
Operating revenues	$10,485		$11,491		$11,649		$11,622		$11,988
Net income	$945		$831		$789		$836		$802
Total assets	$28,698		$26,812		$26,175		$24,044		$22,970
Long-term debt, excluding current maturities	$6,682		$5,794		$5,311		$4,976		$4,214
Energy sales (kwh)	107,978		105,414		105,406		108,636		107,513
Energy sales:
Residential	52.2%		51.2%		50.5%		50.8%		50.8%
Commercial	41.3		42.7		43.2		42.3		41.4
Industrial	2.9		3.1		3.4		3.5		3.8
Interchange power sales	0.8		1.4		1.6		1.8		2.1
Other(c)	2.8		1.6		1.3		1.6		1.9
Total	100.0%		100.0%		100.0%		100.0%		100.0%
Approximate 60-minute peak load (mw):(d)
Summer season	22,256		22,351		21,060		21,962		21,819
Winter season	21,153		24,346		20,031		18,055		17,260
Average number of customer accounts (thousands):
Residential	4,004		3,984		3,992		3,981		3,906
Commercial	504		501		501		493		479
Industrial	9		10		13		19		21
Other	3		4		4		4		4
Total	4,520		4,499		4,510		4,497		4,410
Average price billed to customers (cents per kwh)	9.34		11.19		10.96		10.63		11.14
——————————
(a)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges and other than temporary impairment losses.
(b)	Includes expenses related to a terminated merger, net unrealized mark-to-market gains associated with non-qualifying hedges, impairment charges and an Indonesian project gain.
(c)	Includes the net change in unbilled sales.
(d)	Winter season includes November and December of the current year and January to March of the following year (for 2010, through February 24, 2011).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Overview

NextEra Energy is one of the nation's largest providers of electricity-related services.  It has two principal operating subsidiaries, FPL and NextEra Energy Resources.  FPL, a rate-regulated utility, serves more than 8.7 million people throughout most of the east and lower west coasts of Florida.  NextEra Energy Resources, NextEra Energy's competitive energy subsidiary, produces electricity primarily using wind, natural gas and nuclear resources.  Together, FPL's and NextEra Energy Resources' generating assets represented approximately 42,600 mw of capacity at December 31, 2010.  See Item 2 - Generating Facilities.  Corporate and Other, discussed below, includes FPL FiberNet, which provides fiber-optic services to FPL, telecommunications companies and other customers throughout Florida, and Lone Star, a rate-regulated utility in Texas.

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms.  Effective March 1, 2010, pursuant to the FPSC rate order, new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The FPSC rate order also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  In addition, the FPSC rate order directed FPL to reduce depreciation expense (surplus depreciation credit) over the 2010 to 2013 period related to a depreciation reserve surplus of approximately $895 million.  Subsequently, the principal parties in FPL’s 2009 rate case signed the 2010 rate agreement and, on February 1, 2011, the FPSC issued a final order reflecting its decision to approve the 2010 rate agreement.  Key elements of the 2010 rate agreement, which will be effective through December 31, 2012, are as follows:

•	Subject to the provisions of the 2010 rate agreement, retail base rates will be effectively frozen through the end of 2012.
•
Incremental cost recovery through FPL’s capacity clause for WCEC Unit No. 3, which is expected to be placed in service by mid-2011, will be permitted up to the amount of the projected fuel savings for customers during the term of the 2010 rate agreement.  See Item 1 - FPL Operations - Fossil Operations.

•
Future storm restoration costs would be recoverable on an accelerated basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kwh of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge for the amount above $800 million.

•
If FPL's earned regulatory ROE falls below 9%, FPL may seek retail base rate relief.  If FPL's earned regulatory ROE rises above 11%, any party to the 2010 rate agreement may seek a reduction in FPL’s retail base rates.  In determining the regulatory ROE for all purposes under the 2010 rate agreement, earnings will be calculated on an actual, non-weather-adjusted basis.

•
FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million (surplus depreciation credit cap) over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement, including 2010, FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.  As of December 31, 2010, approximately $772 million of the surplus depreciation credit cap remains.

NextEra Energy's and FPL's financial statements in Item 8 reflect the effects of the FPSC rate order and the 2010 rate agreement.

Under the terms of the 2005 rate agreement, which was in effect from January 1, 2006 through February 28, 2010, retail base rates did not increase except to allow recovery of the revenue requirements of FPL’s three power plants that achieved commercial operation during the term of the 2005 rate agreement:  Turkey Point Unit No. 5 in 2007 and WCEC Units Nos. 1 and 2 in 2009.  Under the terms of the 2005 rate agreement, FPL's electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL reduced depreciation on its plant in service by $125 million each year as allowed by the 2005 rate agreement.  The 2005 rate agreement also provided for a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds would be shared with customers.  During the term of the 2005 rate agreement, FPL's revenues did not exceed the thresholds.

In 2010, FPL's retail customer growth was 0.5%, compared to a 0.2% decline in customers in 2009 and a 0.3% increase in 2008.  Positive customer growth is projected to continue in 2011, although the rate of growth is projected to be below FPL’s average rate of 1.6% over the last 10 years.  Non-weather related usage per retail customer began to decline in the mid-2000s and this decline intensified in the 2007 to 2009 period.  The rate of decline in non-weather related usage per retail customer moderated in 2010.  Inactive accounts (accounts with installed meters without corresponding customer names) and low-usage customers (customers using less than 200 kwh per month) began to increase in 2007 and peaked in 2009.  At December 31, 2010, inactive accounts were approximately 6.0% less than they had been at December 31, 2009 while the number of low-usage customers was 2.5% higher than they were at December 31, 2009.  FPL believes that the economic slowdown and the downturn in the housing market that have affected the country and the state of Florida have contributed to the slowdown in customer growth and to the decline in non-weather related usage per retail customer.  A portion of the decline in non-weather related usage per retail customer may also be related to federal and state mandated energy efficiency measures.  The unemployment rate in Florida was 12.0% and 11.7% in December 2010 and 2009, respectively, and was as high as 12.3% in early 2010.  FPL is unable to predict whether or when growth in customers and non-weather related customer usage might return to previous trends.

NextEra Energy Resources is in the competitive energy business with the majority of its operating revenues derived from wholesale electricity sales.  NextEra Energy Resources' strategy is, among other things, to continue to maintain its leadership position in wind, accelerate growth in solar development, continue to expand its transmission capability, grow its customer supply and proprietary power and gas trading businesses, and develop its natural gas infrastructure business.  NextEra Energy Resources' customer supply business includes full energy and capacity requirements services and the operations of a retail electricity provider.  NextEra Energy Resources seeks to expand its generation portfolio primarily through wind and solar development and acquisitions where economic prospects are attractive.  NextEra Energy Resources plans to add approximately 3,500 mw to 5,000 mw of new wind generation in 2010 to 2014, including 754 mw added in 2010 and approximately 700 mw to 1,000 mw in 2011.  In addition to wind expansion, NextEra Energy Resources is considering several solar development opportunities in the United States and Europe, and plans to add approximately 400 mw to 600 mw of new solar generation in 2010 through 2014, including 5 mw added in 2010.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  NextEra Energy Resources continues to invest in natural gas infrastructure opportunities.  NextEra Energy Resources is evaluating additional natural gas infrastructure opportunities and will continue to explore additional projects as opportunities that it believes will be economically attractive become available.

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

The U.S. Congress, the EPA and certain states and regions continue to consider several legislative and regulatory proposals with respect to GHG emissions.  The economic and operational impact of any legislation and/or regulation on NextEra Energy and FPL depends on a variety of factors, including, but not limited to, the allowed emissions, whether emission allowances will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace and the availability of offsets and mitigating factors to moderate the costs of compliance.  If and until legislation is enacted and implementing regulations are adopted, the economic and operational impact (either positive or negative) on NextEra Energy and FPL cannot be determined, but could be material.  In the case of FPL, increased costs associated with compliance with new environmental regulations are generally recoverable from customers, while the recovery of such increased costs for NextEra Energy Resources would depend on market prices for electricity.  See Item 1 - Environmental Matters.

Results of Operations

NextEra Energy and NextEra Energy Resources segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative and certain other transactions entered into as economic hedges but which do not qualify for hedge accounting, or hedge accounting was not elected, and the ineffective portion of transactions accounted for as cash flow hedges.  In January 2010, NextEra Energy discontinued hedge accounting for its cash flow hedges related to energy contract derivative instruments, which could result in increased volatility in the non-qualifying hedge category.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 3.

NextEra Energy's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining whether performance goals are met for performance-based compensation under NextEra Energy's employee incentive compensation plans.  NextEra Energy also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  NextEra Energy's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with generally accepted accounting principles.

Summary - Presented below is a summary of net income by reportable segment (see Note 15).  Beginning in 2010, NextEra Energy Resources' results reflect an allocation of interest expense from Capital Holdings to NextEra Energy Resources based on a deemed capital structure of 70% debt and allocated shared service costs.  NextEra Energy's other reportable segment, FPL, a rate-regulated utility, was not affected by these changes.  Prior year segment data of NextEra Energy Resources and Corporate and Other has been restated to include the effect of these changes.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.

	Years Ended December 31,
	2010	2009	2008
		(millions)

FPL	$945	$831	$789
NextEra Energy Resources	980	759	831
Corporate and Other	32	25	19
NextEra Energy Consolidated	$1,957	$1,615	$1,639

The increase in FPL's 2010 results reflects higher retail customer usage of 1.7%, retail base rate increases resulting from the placement in service of WCEC Units Nos. 1 and 2 in 2009, the impact of the FPSC rate order and higher cost recovery clause results, partly offset by higher depreciation and amortization expense recovered through base rates, higher O&M, property tax and interest expenses and lower AFUDC - equity.  The increase compared to the prior year period in retail customer usage reflects colder weather in the first quarter and warmer weather in the second and third quarters, and other factors, partly offset by lower usage in the fourth quarter.  FPL's 2009 results reflects retail base rate increases resulting from the placement in service of WCEC Units Nos. 1 and 2, higher AFUDC - equity on the WCEC units, a 0.3% increase in usage per retail customer reflecting favorable weather conditions partly offset by other factors, and higher cost recovery clause results partly offset by higher O&M and depreciation and amortization expenses recovered through base rates.

NextEra Energy Resources’ results for 2010 and 2009 were affected by net unrealized after-tax gains and losses from non-qualifying hedges, after-tax OTTI losses on securities held in its nuclear decommissioning funds and after-tax OTTI reversals.  See table below for details of such gains, losses and reversals, all of which are included in NextEra Energy's and NextEra Energy Resources’ net income.

	Years Ended December 31,
	2010	2009	2008
		(millions)

Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity	$176	$(20)	$170
OTTI after-tax losses on securities held in nuclear decommissioning funds	$(9)	$(36)	$(82)
OTTI after-tax reversals	$13	$23	$6

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

NextEra Energy Resources’ results for 2010 also reflect higher earnings from the existing asset portfolio, earnings from new investments and higher gas infrastructure results.  These results were partially offset by lower results from the customer supply and proprietary power and gas trading businesses, the absence of a tax benefit recorded in 2009 reflecting the reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations (foreign tax benefit), the absence of a tax benefit recorded in 2009 related to a change in state tax law that extended the carry forward period of ITCs on certain wind projects (state tax benefit), a writedown of the value of certain assets associated with plans to repower two California wind facilities and higher expenses to support the growth of the business.  NextEra Energy Resources’ 2009 results also reflect increased earnings from new investments and the customer supply and proprietary power and gas trading businesses, partly offset by lower earnings from the existing asset portfolio, reflecting the negative impacts of weather and higher expenses to support the growth in the business.  See footnote (a) to the table under NextEra Energy Resources below for a description of projects included in new investments and the existing asset portfolio.

Results for Corporate and Other in 2010 reflect higher consolidating income tax benefits, including a one-time benefit of $24 million related to deferred income taxes, and higher interest income, partly offset by higher interest expense.  Results for Corporate and Other in 2009 reflect higher interest income and realized and unrealized gains on investments, partly offset by lower consolidating income tax adjustments and higher interest expense.

NextEra Energy's effective income tax rate for all periods presented reflects PTCs for wind projects at NextEra Energy Resources and, for 2010 and 2009, deferred tax benefits associated with grants (convertible ITCs) under the Recovery Act.  PTCs and deferred tax benefits associated with convertible ITCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation.  See Note 1 - Income Taxes and - Sale of Differential Membership Interests and Note 6.

FPL - FPL's net income for 2010, 2009 and 2008 was $945 million, $831 million and $789 million, respectively, an increase in 2010 of $114 million and an increase in 2009 of $42 million.  See Summary above for a discussion of the major drivers of these increases.  See Overview for a discussion of FPSC rate matters.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2010	2009	2008
		(millions)

Retail base	$4,190	$3,828	$3,738
Fuel cost recovery	4,090	5,982	6,202
Net repayment of previously deferred retail fuel revenues	356	-	-
Net deferral of retail fuel revenues	-	(356)	-
Other cost recovery clauses and pass-through costs, net of any deferrals	1,638	1,840	1,505
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	211	197	204
Total	$10,485	$11,491	$11,649

For the year ended December 31, 2010, a 0.5% increase in the average number of customer accounts increased retail base revenues by approximately $19 million, while a 1.7% increase in usage per retail customer, reflecting cold weather experienced in the first quarter and warmer weather in the second and third quarters and other factors partly offset by lower usage in the fourth quarter, increased retail base revenues by approximately $79 million.  Base rate increases resulting from two WCEC units commencing commercial operation in August and November 2009 and the base rate increase pursuant to the FPSC rate order increased retail base revenues for the year ended December 31, 2010 by approximately $196 million and $68 million, respectively.  See Overview for a discussion of FPL's customer growth and non-weather related usage.
For the year ended December 31, 2009, a 0.2% decrease in the average number of customer accounts reduced retail base revenues by approximately $8 million while a 0.3% increase in usage per retail customer, reflecting favorable weather conditions partly offset by other factors, increased retail base revenues by approximately $30 million.  Customer usage in 2009 reflects one less day of sales in 2009, as 2008 was a leap year.  Base rate increases resulting from the two WCEC units commencing commercial operation in 2009 increased retail base revenues by approximately $68 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return allowed to be recovered through the cost recovery clauses on certain assets, primarily related to solar, environmental and nuclear capacity projects.  In 2010, 2009 and 2008, cost recovery clauses contributed $75 million, $41 million and $25 million, respectively, to FPL's net income.  The increase in 2010 and 2009 cost recovery clause results is primarily due to a return related to additional solar, environmental and nuclear capacity expenditures, partly offset in 2009 by lower interest earned on fuel clause underrecoveries.  In 2011, it is expected that cost recovery clauses will contribute higher earnings for FPL as a result of additional nuclear capacity and environmental expenditures.  Underrecovery or overrecovery of such cost recovery clause and pass-through costs can significantly affect NextEra Energy's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $236 million and $68 million at December 31, 2010 and 2009, respectively.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected in the net repayment of previously deferred retail fuel revenues caption included in the table above.  The difference between the refund and the December 31, 2009 overrecovery will be collected from retail customers after 2010.  The decrease in fuel revenues in 2010 reflects the $404 million refund and approximately $1,573 million related to a lower average fuel factor, partly offset by $85 million attributable to higher energy sales.  The decrease in fuel revenues in 2009 reflects approximately $210 million related to a lower average fuel factor and $10 million attributable to lower energy sales.  The decrease from December 31, 2009 to December 31, 2010 in deferred clause and franchise revenues and the increase in deferred clause and franchise expenses (current and noncurrent, collectively) on NextEra Energy's and FPL's consolidated balance sheets totaled approximately $629 million and negatively affected NextEra Energy's and FPL's cash flows from operating activities for the year ended December 31, 2010.

The decrease in revenues from other cost recovery clauses and pass-through costs in 2010 is primarily due to lower revenues associated with the FPSC's nuclear cost recovery rule and lower revenues related to franchise and revenue taxes, partly offset by higher environmental clause revenues.  The increase in revenues from other cost recovery clauses and pass-through costs in 2009 is primarily due to additional revenues associated with the FPSC's nuclear cost recovery rule and higher conservation and environmental clause revenues.  The FPSC's nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause.  In 2009, FPL began recovering pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and carrying charges (equal to a pretax AFUDC rate) on construction costs associated with the addition of approximately 400 mw to 460 mw of capacity at its existing nuclear units.  The same rule provides for the recovery of construction costs, once property related to the new nuclear capacity goes into service, through a base rate increase.  The decline in 2010 in revenues associated with the nuclear cost recovery rule is primarily due to lower spending related to the development of the two additional nuclear units at the Turkey Point site.  The decline in 2010 revenues related to franchise and revenue taxes reflects the decline in fuel revenues.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2010	2009	2008
		(millions)

Fuel and energy charges during the period	$4,714	$5,425	$6,289
Net collection of previously deferred retail fuel costs	-	256	-
Net deferral of retail fuel costs	(276)	-	(55)
Other, primarily capacity charges, net of any capacity deferral	544	539	515
Total	$4,982	$6,220	$6,749

The decrease in fuel and energy charges in 2010 reflects lower fuel and energy prices of approximately $822 million, partly offset by approximately $111 million attributable to higher energy sales.  The decrease in fuel and energy charges in 2009 was due to lower fuel and energy prices.

FPL's O&M expenses increased $124 million in 2010 reflecting an approximately $20 million charge for workforce reductions and higher nuclear and fossil generation, distribution, transmission and nuclear insurance costs of approximately $34 million, $29 million, $16 million, $8 million and $12 million, respectively, partly offset by lower customer service costs, primarily due to lower uncollectible accounts, of $13 million.  The increase in nuclear generation costs is primarily due to higher maintenance costs and reflects a reimbursement in 2009 of prior years’ costs of approximately $10 million related to a spent nuclear fuel litigation settlement agreement with the U.S. Government.  The increase in fossil generation costs is primarily related to WCEC Units Nos. 1 and 2, which units were placed in service in the second half of 2009, and higher plant overhaul costs.  The increase in distribution and transmission costs reflects higher restoration and tree trimming costs.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.

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

The major components of FPL's depreciation and amortization expense are as follows:

	Years Ended December 31,
	2010	2009	2008
		(millions)

$125 million annual reduction under the 2005 rate agreement	$-	$(125)	$(125)
Surplus depreciation credit recorded under the 2010 rate agreement	(4)	-	-
Other depreciation and amortization recovered under base rates	891	942	908
Depreciation and amortization recovered under cost recovery clauses	121	280	77
Total	$1,008	$1,097	$860

FPL had been recording the $125 million annual reduction in depreciation and amortization expense since 2002, as approved by the FPSC in previous rate orders.  See Overview regarding the amount of surplus depreciation credit that FPL may record over the term of the 2010 rate agreement.  The decline in other depreciation and amortization expense recovered under base rates in 2010 is primarily due to lower depreciation rates as a result of the FPSC rate order, partly offset by higher plant in service balances related to WCEC Units Nos. 1 and 2, which were placed in service in August and November 2009, respectively.  The increase in depreciation and amortization expense recovered under base rates in 2009 is primarily due to higher depreciation on transmission and distribution facilities, as well as WCEC Units Nos. 1 and 2.  Depreciation and amortization recorded under cost recovery clauses in 2010 and 2009 reflects changes in the amortization of pre-construction costs associated with FPL's planned nuclear units recovered under the nuclear cost recovery rule.  See Note 1 - Electric Plant, Depreciation and Amortization.

Taxes other than income taxes and other decreased $71 million in 2010 and increased $24 million in 2009 primarily due to changes in franchise fees and revenue taxes, which are pass-through costs.  In addition, taxes other than income taxes and other in 2010 and 2009 reflect higher property taxes of $34 million and $14 million, respectively, due to growth in plant in service balances and, for 2010, a higher property tax rate.

The increase in interest expense in 2010 is primarily due to higher average debt balances, as well as lower AFUDC - debt.  The decrease in interest expense in 2009 reflects a decline in average interest rates of approximately 29 basis points and higher AFUDC - debt, partly offset by higher average debt balances.  See AFUDC - equity below for explanation of the change in AFUDC - debt.  Interest expense on storm-recovery bonds, as well as certain other interest expense (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge.  Clause interest for 2010, 2009 and 2008 amounted to approximately $56 million, $45 million and $44 million, respectively.  The increase in clause interest in 2010 is primarily due to higher interest associated with solar, environmental and nuclear capacity expenditures.

The decrease in AFUDC - equity in 2010 is primarily attributable to WCEC Units Nos. 1 and 2, which units commenced commercial operation in 2009, partly offset by additional AFUDC - equity on WCEC Unit No. 3.  The decrease in AFUDC - equity also reflects a decline, effective April 1, 2010, in the AFUDC rate from 7.41% to 6.41%, as approved by the FPSC.  The increase in AFUDC - equity in 2009 is primarily attributable to additional AFUDC - equity on WCEC Unit Nos. 1, 2 and 3.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2010, operating revenues from wholesale and industrial customers combined represented approximately 3% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Critical Accounting Policies and Estimates - Regulatory Accounting.

FPL is currently constructing WCEC Unit No. 3, a natural gas-fired combined-cycle unit of approximately 1,220 mw, which is expected to be placed in service by mid-2011.  In addition, FPL is in the process of adding approximately 400 mw to 460 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service from spring 2011 to 2013.  FPL is also in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by 2013 and 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.  A 10 mw solar PV facility in Brevard County, Florida was placed in service in April 2010 and a 75 mw solar thermal facility in Martin County, Florida was placed in service in December 2010.

NextEra Energy Resources - NextEra Energy Resources’ 2009 and 2008 segment results have been restated to reflect a change in the method of allocating non-utility interest expense and the allocation of shared service costs.  See Summary above and Note 15 for additional discussion.  NextEra Energy Resources’ net income for 2010, 2009 and 2008 was $980 million, $759 million and $831 million, respectively, an increase in 2010 of $221 million and a decrease in 2009 of $72 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2010	2009
	(millions)

New investments(a)	$45	$173
Existing assets(a)	54	(213)
Gas infrastructure	23	3
Customer supply and proprietary power and gas trading businesses	(25)	120
Asset sales	7	6
Interest expense, differential membership costs and other	(96)	(34)
Change in unrealized mark-to-market non-qualifying hedge activity(b)(c)	196	(190)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	17	63
Net income increase (decrease)	$221	$(72)
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

(b)	See Note 3 and discussion above related to derivative instruments.
(c)	See table in Summary above for additional detail.

The increase in NextEra Energy Resources’ 2010 results from new investments reflects the addition of over 2,100 mw of wind generation during or after 2009 and a benefit related to state ITCs.  The increase in NextEra Energy Resources’ 2009 results from new investments reflects the addition of over 2,490 mw of wind generation during or after 2008.  Results from new investments for the years ended December 31, 2010 and 2009 include approximately $66 million and $87 million, respectively, of deferred tax benefits associated with convertible ITCs.

In 2010, results from NextEra Energy Resources' existing asset portfolio increased primarily due to favorable results at Seabrook of approximately $62 million resulting primarily from the absence of an extended outage in 2010.  In addition, 2010 results from the existing asset portfolio reflects favorable generation due to lower curtailments and a higher wind resource across the wind portfolio totaling approximately $46 million.  These results were partially offset by unfavorable market conditions in the ERCOT market affecting NextEra Energy Resources' merchant gas assets totaling approximately $30 million and the absence of the state tax benefit of $15 million.  In 2009, results from NextEra Energy Resources' existing asset portfolio decreased approximately $110 million primarily due to unfavorable results in the ERCOT and NEPOOL markets due primarily to unfavorable market conditions, lower results of $75 million associated with existing wind projects primarily due to a lower wind resource across the portfolio and lower results of $36 million from the contracted portfolio, partly offset by the state tax benefit and favorable results at Seabrook primarily due to higher prices.  The increase in gas infrastructure results in 2010 is primarily due to exiting the hedged positions on a small number of future drilling opportunities.

Results from the customer supply and proprietary power and gas trading businesses decreased in 2010 primarily due to lower power and gas trading results, partly offset by a gain from the sale of a power supply contract that NextEra Energy Resources entered into in 2009.  The increase in 2009 is due to higher power and gas trading results and favorable residential sales margins from the retail electricity provider.

Asset sales in 2010 include an after-tax gain of approximately $6 million on the sale of a coal-fired project and an after-tax gain on a waste-to-energy project of approximately $12 million recorded in 2010 after the expiration of an option for the buyer to sell the project back to NextEra Energy Resources.  Asset sales in 2009 include after-tax gains of $3 million for the sale of wind development rights, $6 million for the sale of a 50 mw wind project and $2 million for the sale of an interest in the waste-to-energy project while asset sales in 2008 reflect a $6 million after-tax gain on the sale of development rights on a natural gas project.

In both 2010 and 2009, interest expense, differential membership costs and other reflects higher interest and other costs due to growth of the business and, for 2010, also reflects an after-tax writedown of approximately $11 million in the value of certain assets associated with the plans to repower two California wind facilities and the absence of the foreign tax benefit of $18 million which was recorded in 2009.  In 2009, the foreign tax benefit was offset by other income tax expenses in 2009 and the absence of other income tax benefits recorded in the prior year.

Operating revenues for the year ended December 31, 2010 increased $639 million primarily due to higher revenues at PMI and NextEra Energy Resources' retail electricity provider (collectively, approximately $242 million), project additions ($143 million), higher gas infrastructure revenues of $31 million, higher revenues in the existing asset portfolio of $206 million primarily due to the absence of an extended outage in 2010 at Seabrook, favorable generation due to lower curtailments and a higher wind resource across the wind portfolio.  In addition, operating revenues increased due to losses of $75 million on unrealized mark-to-market non-qualifying hedge activity compared to $88 million of such losses in 2009.  Operating revenues for the year ended December 31, 2009 decreased $573 million primarily due to losses of $88 million on unrealized mark-to-market non-qualifying hedge activity in 2009 compared to gains on such hedges of $232 million in 2008.  Excluding this mark-to-market activity, revenues were affected by unfavorable market conditions in the NEPOOL, ERCOT and PJM markets and an unfavorable wind resource, partly offset by higher operating revenues at PMI and NextEra Energy Resources' retail electricity provider (collectively, approximately $384 million) and project additions ($131 million).

Operating expenses for the year ended December 31, 2010 increased $262 million reflecting higher fuel costs of approximately $366 million, higher costs for project additions of approximately $85 million and higher other operating expenses of $130 million.  Other operating expenses increased due to higher maintenance activities, a write-down in the value of certain assets associated with the plans to repower two California wind facilities and additional wells in gas infrastructure.  This was partially offset by $364 million of unrealized mark-to-market gains from non-qualifying hedges compared to $60 million of such gains in 2009.  Operating expenses for the year ended December 31, 2009 decreased $281 million primarily due to lower fuel costs of approximately $390 million partially offset by project additions of $94 million and higher corporate general and administrative expenses of $21 million to support the growth in the business.  In addition, operating expenses reflect $60 million of unrealized mark-to-market gains from non-qualifying hedges compared to $53 million of such gains in 2008.

NextEra Energy Resources' interest expense for the year ended December 31, 2010 and 2009 increased $55 million and $42 million, respectively, primarily due to increased borrowings to support the growth of the business, partly offset by lower average interest rates of approximately 36 basis points and 37 basis points, respectively.  Gains on disposal of assets - net in NextEra Energy's consolidated statements of income for the year ended December 31, 2010, 2009 and 2008 reflect $49 million, $56 million and $8 million, respectively, of gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds.  In addition, gains on disposal of assets - net for the year ended December 31, 2010 reflect a pretax gain of $18 million on the sale of the waste-to-energy project and for the year ended December 31, 2008 reflect an approximately $10 million pretax gain on the sale of development rights related to a natural gas project.

PTCs from NextEra Energy Resources’ wind projects are reflected in NextEra Energy Resources’ earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and were approximately $307 million, $255 million and $262 million for the years ended December 31, 2010, 2009 and 2008, respectively.  In addition, NextEra Energy's effective income tax rate for the years ended December 31, 2010 and 2009 was affected by deferred tax benefits associated with convertible ITCs of $68 million and $88 million, respectively.  See Note 6.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add approximately 3,500 mw to 5,000 mw of new wind generation in 2010 to 2014, including 754 mw added in 2010 and approximately 700 mw to 1,000 mw in 2011.  In addition to wind expansion, NextEra Energy Resources is considering several solar development opportunities in the United States and Europe, and plans to add approximately 400 mw to 600 mw of new solar generation during the period 2010 through 2014, including 5 mw added in 2010.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  Currently, in the United States, approximately 30 states and the District of Columbia have RPS requiring electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

Competitive wholesale markets in the United States continue to evolve and vary among and within geographic regions.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from regulated utilities and new sources of generation, effective risk management, demand growth, level of demand, environmental requirements and exposure to legal and regulatory changes.

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

NextEra Energy Resources’ earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  NextEra Energy Resources’ exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2011 and 2012.  Therefore, if NextEra Energy Resources’ plants do not perform as expected, NextEra Energy Resources could be required to purchase power at potentially higher market prices to meet its contractual obligations.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect production levels of the wind portfolio as well as the hydro and solar units.  In managing its exposure to commodity prices, NextEra Energy Resources is dependent upon its counterparties to perform under their contractual obligations.  NextEra Energy Resources actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  As of December 31, 2010, substantially all of NextEra Energy Resources’ 2011 contracted revenues are with investment grade counterparties.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NextEra Energy Resources.  See Summary above and Note 15 for a discussion regarding a change, beginning in 2010, in the method of allocating non-utility interest expense, the allocation of shared service costs and the restatement of the prior year segment results of Corporate and Other.  For purposes of allocating non-utility interest expense, the deferred credit associated with differential membership interests sold by NextEra Energy Resources subsidiaries is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:

	Years Ended December 31,
	2010	2009	2008
		(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(63)	$(43)	$(38)
Interest income	43	34	22
Federal and state income tax benefits	35	-	18
Other	17	34	17
Net income	$32	$25	$19

The increase in interest expense in 2010 and 2009 reflects additional debt outstanding, partly offset by lower average interest rates of approximately 40 basis points and 66 basis points, respectively, and a higher allocation of interest costs to NextEra Energy Resources.  The increase in interest income in 2010 and 2009 is primarily due to earnings on an energy-related loan made to a third party by a Capital Holdings subsidiary.  The federal and state income tax benefits reflect consolidating income tax adjustments and, in 2010, include a one-time income tax benefit of $24 million related to deferred income taxes.  Other includes all other corporate income and expenses, as well as other business activities.  The decline in other in 2010 is primarily due to an $11 million after-tax loss on the sale of assets held under leveraged leases; the pretax amount ($17 million) of such loss is reflected in other - net in NextEra Energy's consolidated statements of income.  The increase in other in 2009 primarily reflects realized and unrealized gains on investments which are reflected in other - net in the consolidated statements of income.

Liquidity and Capital Resources

NextEra Energy and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, short- and long-term borrowings, and the issuance, from time to time, of short- and long-term debt and equity securities, consistent with NextEra Energy's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NextEra Energy, FPL and Capital Holdings rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NextEra Energy, FPL and Capital Holdings to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

The global and domestic credit and capital markets experienced unprecedented levels of volatility and disruption in the recent past.  This significantly affected the cost and available sources of liquidity in the financial markets.  FPL and Capital Holdings have continued to have access to commercial paper and short- and long-term credit and capital markets.  If capital and credit market conditions change, this could alter spending plans and affect working capital at FPL and NextEra Energy Resources.

Available Liquidity - At December 31, 2010, NextEra Energy's total net available liquidity was approximately $6.3 billion, of which FPL's portion was approximately $3.1 billion.  The components of each company's net available liquidity at December 31, 2010 were as follows:

				Maturity Date
	FPL	Capital Holdings	NextEra Energy Consoli- dated	FPL	Capital Holdings
		(millions)

Bank revolving line of credit facilities(a)	$2,973	$4,417	$7,390	(b)	(b)
Less letters of credit	(8)	(771)	(779)
	2,965	3,646	6,611

Revolving credit facility	250	-	250	2014
Less borrowings	-	-	-
	250	-	250

Subtotal	3,215	3,646	6,861

Cash and cash equivalents	20	282	302
Less commercial paper	(101)	(788)	(889)

Net available liquidity	$3,134	$3,140	$6,274
——————————
(a)
Provide for the funding of loans up to $7,390 million ($2,973 million for FPL) and the issuance of letters of credit up to $6,390 million ($2,473 million for FPL).  The entire amount of the credit facilities is available for general corporate purposes, including to provide back-up liquidity for FPL's and Capital Holdings' commercial paper programs and other short-term borrowings and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss).  FPL's bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)
$17 million of FPL's and $40 million of Capital Holdings' bank revolving line of credit facilities expire in 2012.  The remaining portion of bank revolving line of credit facilities for FPL and Capital Holdings expires in 2013.

As of February 24, 2011, 58 banks participate in FPL's and Capital Holdings' bank revolving line of credit facilities and FPL's revolving credit facility, with no one bank providing more than 7% of the combined bank revolving line of credit facilities and FPL's revolving credit facility.  Pursuant to a 1998 guarantee agreement, NextEra Energy guarantees the payment of Capital Holdings' debt obligations under the bank revolving line of credit facilities.  As a precondition for Capital Holdings to borrow or to issue letters of credit under the terms of its bank revolving line of credit facilities, among other things, NextEra Energy's ratio of funded debt to total capitalization must not exceed a stated ratio.  The Capital Holdings bank revolving line of credit facilities also contain default and related acceleration provisions relating to, among other things, NextEra Energy's ratio of funded debt to total capitalization exceeding the specified ratio.  Similarly, as a precondition for FPL to borrow or to issue letters of credit under the terms of its bank revolving line of credit facilities and revolving credit facility, among other things, FPL's ratio of funded debt to total capitalization must not exceed a stated ratio.  The FPL bank revolving line of credit facilities and revolving credit facility also contain default and related acceleration provisions relating to, among other things, FPL's ratio of funded debt to total capitalization exceeding the specified ratio.  At December 31, 2010, each of NextEra Energy and FPL was in compliance with its required ratio.

In December 2010, an indirect wholly-owned subsidiary of NextEra Energy Resources (the borrower) entered into two Canadian $150 million, variable rate, three-year bank revolving credit agreements that expire in 2013 (both credit agreements can be extended for up to one additional year with the lenders' consent).  Under one of the credit agreements, if the borrower receives sufficient commitment offers from other interested lenders, the borrower may elect to increase the principal amount of credit available under the credit agreement to an amount not to exceed Canadian $600 million.  Under both credit agreements, subject to satisfying certain preconditions, the borrower has the option at the end of the revolving credit term to convert any outstanding borrowings into a one-year term loan.  Borrowings under the credit agreements can be used for the borrower's general corporate purposes, including the purchase, development, construction, and/or operation of Canadian electricity generating assets, including the repayment of debt assumed in connection with the purchase of such assets.  All borrowings under the credit agreements are guaranteed by Capital Holdings, which payment obligations are in turn guaranteed by NextEra Energy pursuant to the 1998 guarantee agreement with Capital Holdings.  As a precondition to borrow or issue letters of credit under the terms of the credit agreements, among other things, NextEra Energy's ratio of funded debt to total capitalization must not exceed a stated ratio.  The credit agreements also contain default and related acceleration provisions relating to, among other things, NextEra Energy's ratio of funded debt to total capitalization exceeding the specified ratio.  As of December 31, 2010, Canadian $82 million (approximately US $82 million) had been borrowed under one of the credit agreements (see Cash Flow below).  As of February 24, 2011, a total of Canadian $203 million (approximately US $203 million) had been borrowed under the two credit agreements.

Also, two indirect wholly-owned subsidiaries of NextEra Energy Resources have each established an $80 million letter of credit facility.  One of the facilities expires in 2017 and serves as security for certain obligations of the subsidiary under commodity hedge agreements.  The other facility expires in 2018 and serves as security for certain obligations of the subsidiary under power purchase agreements.

In December 2010, NextEra Energy completed the program it commenced in January 2009 under which it offered and sold, from time to time, NextEra Energy common stock having a gross sales price of up to $400 million.  During 2010 and 2009, NextEra Energy received gross proceeds through the sale and issuance of common stock under this program of approximately $240 million and $160 million, respectively.

At December 31, 2010, FPL had the capacity to absorb up to approximately $205 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.  See Note 1 - Revenues and Rates.

The Dodd-Frank Act was enacted into law in July 2010 which, among other things, provides for the regulation of the OTC derivatives market.  While the legislation is broad and detailed, substantial portions of the legislation require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the CFTC.  The Dodd-Frank Act generally requires certain OTC derivative transactions (including asset-backed OTC derivatives used to hedge risks associated with commodity and interest rate exposure) to be executed by certain types of entities through an exchange or to be centrally cleared.  However, the Dodd-Frank Act provides an exemption from mandatory clearing requirements for transactions entered into by non-swap dealers or non-major swap participants and other non-financial entities, as defined in the Dodd-Frank Act, that are used to hedge or mitigate commercial risk.  The Dodd-Frank Act also includes provisions under which the CFTC may impose capital and margin requirements on certain entities for transactions, including those that are used to hedge or mitigate commercial risk.  However, key legislators and regulators have indicated that it is not their intention to impose capital and margin requirements on counterparties that are eligible to use transactions to hedge or mitigate commercial risk.  Final rules on OTC derivative-related provisions of the Dodd-Frank Act are required to be established through CFTC and SEC rulemakings within 360 days after the date of enactment.  If, as a result of the rulemaking associated with the Dodd-Frank Act, FPL and NextEra Energy Resources do not qualify for an exemption related to clearing and margining requirements, FPL and NextEra Energy Resources would be subject to higher margin requirements.  It is possible that portions of NextEra Energy Resources' business may be subject to capital, reporting, recordkeeping and business conduct requirements and standards in addition to the already mentioned margin requirements.  Depending on the outcome of these rules, system upgrades and business process modifications would likely be necessary to comply.  NextEra Energy and FPL cannot predict the final rules that will be adopted to implement the OTC derivatives market provisions of the Dodd-Frank Act.  Those rules could negatively affect NextEra Energy’s and FPL’s ability to hedge their commodity and interest rate risks, which could have a material adverse effect on NextEra Energy’s and FPL’s financial results.  The rules also could require NextEra Energy Resources to restructure part of its energy marketing and trading operations or to discontinue certain portions of its business.  In addition, if the rules require NextEra Energy and FPL to post cash collateral with respect to swap transactions, NextEra Energy’s and FPL’s liquidity could be materially adversely affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NextEra Energy and FPL to penalties for non-compliance.

Letters of Credit, Surety Bonds and Guarantees - NextEra Energy and FPL obtain letters of credit and surety bonds, and issue guarantees to facilitate commercial transactions with third parties and financings.  At December 31, 2010, NextEra Energy had approximately $977 million of standby letters of credit ($17 million for FPL), approximately $87 million of surety bonds ($51 million for FPL) and approximately $9.5 billion notional amount of guarantees ($43 million for FPL), of which approximately $6.1 billion ($34 million for FPL) letters of credit and guarantees have expiration dates within the next five years.  An aggregate of approximately $779 million ($8 million for FPL) of the standby letters of credit at December 31, 2010 were issued under FPL's and Capital Holdings' credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind development and other contractual agreements.  Each of NextEra Energy and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at December 31, 2010, NextEra Energy and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and Capital Holdings has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 14 - Commitments.

Shelf Registration - In August 2009, NextEra Energy, Capital Holdings, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of February 24, 2011, securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of February 24, 2011, NextEra Energy and Capital Holdings had approximately $2.7 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $1.6 billion of board-authorized available capacity.

Credit Ratings - NextEra Energy's and FPL's liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements are dependent on their credit ratings.  At February 24, 2011, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NextEra Energy, FPL and Capital Holdings:

	Moody's(a)	S&P(a)	Fitch(a)
NextEra Energy:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A2	A-	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	VMIG-1	A	A+
Commercial paper	P-1	A-2	F1

Capital Holdings:(b)
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

NextEra Energy and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the FPL, Capital Holdings and Canadian credit facilities, the maintenance of a specific minimum credit rating is not a condition to drawing on these credit facilities.  Commitment fees and interest rates on loans under these credit facilities' agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities.  In addition, a ratings downgrade could result in the requirement that NextEra Energy subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  FPL's and Capital Holdings' credit facilities are available to support these potential requirements.  See Available Liquidity above.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	NextEra Energy			FPL
	Years Ended December 31,
	2010	2009	2008	2010	2009	2008
			(millions)

Net cash provided by operating activities	$3,834	$4,463	$3,403	$1,934	$2,871	$2,180
Net cash used in investing activities	(5,284)	(5,935)	(5,808)	(2,561)	(2,726)	(2,427)
Net cash provided by (used in) financing activities	1,514	1,175	2,650	564	(182)	304
Net increase (decrease) in cash and cash equivalents	$64	$(297)	$245	$(63)	$(37)	$57

NextEra Energy's cash and cash equivalents increased for the year ended December 31, 2010 reflecting cash generated by operating activities, net issuances of long-term debt, issuance of common stock, proceeds from the sale of differential membership interests and cash grants received under the Recovery Act.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt and the payment of common stock dividends to NextEra Energy shareholders.

NextEra Energy's cash flows from operating activities for the year ended December 31, 2010 reflect cash generated by net income and derivative-related activities, including margin cash collateral provided from NextEra Energy Resources' counterparties as a result of changing energy prices, prepaid option premiums and settlements.  These inflows were partially offset by cash outflows related to FPL's cost recovery clauses and franchise fees, primarily the fuel clause.

NextEra Energy's cash flows from investing activities for the year ended December 31, 2010 reflect capital investments, including nuclear fuel purchases, of approximately $2.7 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects, including nuclear fuel, of approximately $3.1 billion by NextEra Energy Resources.  NextEra Energy's cash flows from investing activities also include approximately $588 million (comprised of $427 million and $161 million at NextEra Energy Resources and FPL, respectively) of cash grants under the Recovery Act, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at Capital Holdings.  NextEra Energy expects to receive additional cash grants under the Recovery Act during 2011.

During the year ended December 31, 2010, NextEra Energy generated proceeds from financing activities of approximately $4.3 billion, including $261 million in proceeds from the sale of differential membership interests, $308 million in proceeds from the issuance of common stock, primarily under NextEra Energy’s continuous offering agreement (see Available Liquidity above), and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount		Maturity Date
					(millions)

February 2010	FPL	First mortgage bonds	5.69%		$500		2040
March 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.56%		305		2030
April 2010	Capital Holdings	Term loan	Variable	(a)	100		2013
April 2010	Capital Holdings	Term loan	Variable	(a)	100		2013
April 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse term loan	Variable	(a)(b)	255		2027
May 2010	Capital Holdings	Debentures	2.55%	(b)	250		2013
June 2010	NextEra Energy Resources subsidiary	Limited recourse term loan	Variable	(a)	78		2015
August 2010	Capital Holdings	Debentures	2.60%	(b)	400		2015
September 2010	Capital Holdings	Term loan	Variable	(a)	50		2013
September 2010	Capital Holdings	Debentures related to NextEra Energy's equity units	1.90%		403		2015
September 2010	Capital Holdings	Japanese yen denominated senior notes	5.1325%	(c)	120	(c)	2030
September 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse term loan	Variable	(a)(b)	297		2028
September 2010	Capital Holdings	Term loan	Variable	(a)	50		2013
September 2010	Capital Holdings	Term loan	Variable	(a)	110		2014
December 2010	FPL	First mortgage bonds	5.25%		400		2041
December 2010	NextEra Energy Resources subsidiary	Canadian revolving credit facility	Variable	(a)	82		2013
December 2010	NextEra Energy Resources subsidiary	Senior secured limited recourse term loan	Variable	(a)(b)	231		2018
					$3,731
——————————
(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.
(c)	Reflects a currency swap agreement entered into with respect to both interest and principal payments on this issuance.

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

On September 30, 2010, Heartland Wind Funding, LLC (Heartland Wind Funding), an indirect wholly-owned subsidiary of NextEra Energy Resources, sold Class B membership interests in Heartland Wind, LLC (Heartland Wind), an indirect wholly-owned subsidiary of NextEra Energy Resources, with ownership interests in three wind generation facilities with generating capability totaling approximately 309 mw located in North Dakota and Iowa, to a third-party investor.  At closing, Heartland Wind Funding received approximately $71 million and will receive future capital contributions from the third-party investor on a semi-annual basis through December 31, 2018 based on the amount of PTCs generated by Heartland Wind.  At December 31, 2010, the future capital contributions are expected to total approximately $207 million based on projected wind generation.

During the year ended December 31, 2010, NextEra Energy paid approximately $2.7 billion in connection with financing activities, including $357 million in principal payments on NextEra Energy Resources' debt, $370 million in principal payments on Capital Holdings' debt, $42 million in principal payments on FPL's storm-recovery bonds, a net decrease in short-term debt of $1.1 billion (comprised of $414 million and $717 million at Capital Holdings and FPL, respectively) and $823 million for the payment of dividends on NextEra Energy's common stock.

NextEra Energy's cash and cash equivalents decreased for the year ended December 31, 2009 reflecting capital investments by FPL and NextEra Energy Resources, the payment of common stock dividends to NextEra Energy shareholders and margin cash collateral provided to NextEra Energy Resources' derivative instrument counterparties.  These outflows were partially offset by cash generated by operating activities, net issuances of both long- and short-term debt and the issuance of common stock.

Contractual Obligations and Estimated Planned Capital Expenditures - NextEra Energy's and FPL's commitments at December 31, 2010 were as follows:

	2011	2012	2013	2014	2015	Thereafter		Total
	(millions)
Long-term debt, including interest:(a)
FPL	$389	$391	$782	$373	$374	$12,143	(b)	$14,452
NextEra Energy Resources	709	715	839	579	677	4,220		7,739
Corporate and Other	1,885	719	1,157	881	1,605	12,417		18,664
Purchase obligations:
FPL(c)	6,190	5,330	3,390	2,890	2,645	10,270		30,715
NextEra Energy Resources(d)	1,175	225	175	160	160	725		2,620
Asset retirement activities:(e)
FPL(f)	-	-	-	-	-	7,106		7,106
NextEra Energy Resources(g)	2	2	-	-	-	9,736		9,740
Other Commitments:
NextEra Energy Resources(h)	14	5	72	73	98	490		752
Total	$10,364	$7,387	$6,415	$4,956	$5,559	$57,107		$91,788
——————————
(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2010 rates.
(b)
Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2010, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum payments under long-term purchased power and fuel contracts (see Note 14 - Contracts), and projected capital expenditures through 2015 (see Note 14 - Commitments).

(d)	Represents firm commitments primarily in connection with construction activities, and fuel-related and transmission service contracts. See Note 14 - Commitments and Contracts.
(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(f)
At December 31, 2010, FPL had approximately $2,512 million in restricted funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in NextEra Energy's and FPL's special use funds.  See Note 13.

(g)
At December 31, 2010, NextEra Energy Resources' 88.23% portion of Seabrook's and 70% portion of Duane Arnold's and its Point Beach's restricted funds for the payment of future expenditures to decommission its nuclear units totaled approximately $1,105 million and are included in NextEra Energy's special use funds.  See Note 13.

(h)
Represents estimated cash distributions related to membership interests and payments related to the acquisition of certain development rights.  For further discussion of membership interests, see Note 1 - Sale of Differential Membership Interests.

Covenants - NextEra Energy's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of NextEra Energy to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  During the first quarter of 2010, NextEra Energy increased the quarterly dividend on its common stock from $0.4725 to $0.50 per share.  In February 2011, NextEra Energy announced that it would increase the quarterly dividend on its common stock from $0.50 to $0.55 per share.  FPL pays dividends to NextEra Energy in a manner consistent with FPL's long-term targeted capital structure.  The mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NextEra Energy and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under the mortgage, in some cases, the amount of retained earnings that FPL can use to pay cash dividends on its common stock is restricted.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2010, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2010, coverage for the 12 months ended December 31, 2010 would have been approximately 6.3 times the annual interest requirements and approximately 3.6 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2010, FPL could have issued in excess of $8.1 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.8 billion based on retired first mortgage bonds.  As of December 31, 2010, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NextEra Energy and Capital Holdings executed a Replacement Capital Covenant (September 2006 RCC) in connection with Capital Holdings' offering of $350 million principal amount of Series A Enhanced Junior Subordinated Debentures due 2066 and $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (collectively, Series A and Series B junior subordinated debentures).  The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of Capital Holdings (other than the Series A and Series B junior subordinated debentures) or, in certain cases, of NextEra Energy.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC.  The September 2006 RCC provides that Capital Holdings may redeem, and NextEra Energy or Capital Holdings may purchase, any Series A and Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series A and Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the Series A and Series B junior subordinated debentures.

In June 2007, NextEra Energy and Capital Holdings executed a Replacement Capital Covenant (June 2007 RCC) in connection with Capital Holdings' offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures).  The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of Capital Holdings (other than the Series C junior subordinated debentures) or, in certain cases, of NextEra Energy.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the June 2007 RCC.  The June 2007 RCC provides that Capital Holdings may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and NextEra Energy and any majority-owned subsidiary of NextEra Energy or Capital Holdings may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

In September 2007, NextEra Energy and Capital Holdings executed a Replacement Capital Covenant (September 2007 RCC) in connection with Capital Holdings' offering of $250 million principal amount of its Series D Junior Subordinated Debentures due 2067 and $350 million principal amount of Series E Junior Subordinated Debentures due 2067 (collectively, Series D and Series E junior subordinated debentures).  The September 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of Capital Holdings (other than the Series D and Series E junior subordinated debentures) or, in certain cases, of NextEra Energy.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2007 RCC.  The September 2007 RCC provides that Capital Holdings may redeem, purchase, or defease, and NextEra Energy and any majority-owned subsidiary of NextEra Energy or Capital Holdings may purchase, any Series D and Series E junior subordinated debentures on or before September 1, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series D and Series E junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the September 2007 RCC.

In March 2009, NextEra Energy and Capital Holdings executed a Replacement Capital Covenant (March 2009 RCC) in connection with Capital Holdings' offering of $375 million principal amount of its Series F Junior Subordinated Debentures due 2069.  The March 2009 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of Capital Holdings (other than the Series F junior subordinated debentures) or, in certain cases, of NextEra Energy.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the March 2009 RCC.  The March 2009 RCC provides that Capital Holdings may redeem, purchase, or defease, and NextEra Energy and any majority-owned subsidiary of NextEra Energy or Capital Holdings may purchase, any Series F junior subordinated debentures on or before March 1, 2039, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series F junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the March 2009 RCC.

Critical Accounting Policies and Estimates

NextEra Energy's and FPL's significant accounting policies are described in Note 1 to the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States.  Critical accounting policies are those that NextEra Energy and FPL believe are both most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

NextEra Energy and FPL consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated financial statements:

Accounting for Derivatives and Hedging Activities - NextEra Energy and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt.  In addition, NextEra Energy, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.  Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses will be passed through the fuel or capacity clauses.  In NextEra Energy's non-rate regulated operations, predominantly NextEra Energy Resources, changes in derivative fair values are recognized in current earnings, unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge.  For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of common shareholders' equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

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

Certain economic hedging transactions at NextEra Energy Resources do not meet the requirements for hedge accounting treatment.  Changes in the fair value of those transactions are marked to market and reported in the statement of income, often resulting in earnings volatility.  These changes in fair value are captured in the non-qualifying hedge category in computing adjusted earnings.  This could be significant to NextEra Energy Resources' results because often the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically linked transactions.  Because of this, NextEra Energy's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 3, Results of Operations and Energy Marketing and Trading and Market Risk Sensitivity.

Accounting for Pensions and Other Postretirement Benefits - NextEra Energy sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NextEra Energy and its subsidiaries.  NextEra Energy also has a supplemental executive retirement plan (SERP) which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of the SERP component is included within the pension plan as discussed below.  In addition to pension benefits, NextEra Energy sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits plan) for retirees of NextEra Energy and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.  NextEra Energy allocates net periodic benefit income or cost associated with the pension and other benefits plans to its subsidiaries annually using specific criteria.

NextEra Energy's regulatory assets and liabilities were established in association with the implementation of accounting guidance in a prior year which requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders' equity in the year in which the changes occur.  Since NextEra Energy is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing the accounting guidance were reflected at NextEra Energy and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in accumulated other comprehensive income (AOCI) were classified as regulatory assets and liabilities at NextEra Energy in accordance with regulatory treatment.

NextEra Energy's income from its pension plan, net of the cost of the other benefits plan, was approximately $38 million, $75 million and $86 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The corresponding amounts allocated to FPL were $19 million, $50 million and $60 million, respectively.  Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years for the pension plan and 8.00% for all years for the other benefits plan, assumed increases in salary of 4.00% for all years, and weighted-average discount rates of 5.50%, 6.90% and 6.25% for the pension plan and 5.50%, 6.90% and 6.35% for the other benefits plan for the years ended December 31, 2010, 2009 and 2008, respectively.  Based on current health care costs (as related to other benefits), the projected 2010 trend assumption used to measure the expected cost of health care benefits covered by the plans for those under age 65 is 7.60% for medical and 8.20% for prescription drug benefits and for those age 65 and over is 7.25% for medical and 7.75% for prescription drug benefits.  These rates are assumed to decrease over the next 8 years for medical benefits and 10 years for prescription drug benefits to the ultimate trend rate of 5.50% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2018 for medical benefits and 2020 for prescription drug benefits.  In developing these assumptions, NextEra Energy evaluated input from its actuaries, as well as information available in the marketplace.  For the expected long-term rate of return on fund assets, NextEra Energy considered 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds, as well as its funds' historical compounded returns.  NextEra Energy also considered input from its actuaries and consultants, as well as information available in the marketplace.  NextEra Energy believes that 7.75% and 8.00% are reasonable long-term rates of return on its pension plan and other benefits plan assets, respectively.  NextEra Energy will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

NextEra Energy bases its determination of pension and other benefits plan expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period following the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return realized on those assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be affected as previously deferred gains or losses are recognized.  Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension and other benefits plan expense and income only to the extent they exceed 10% of the greater of projected benefit obligations or the market-related value of assets.

The following table illustrates the effect on net periodic benefit income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2010 Net Periodic Benefit Income
	Change in Assumption	NextEra Energy	FPL
		(millions)

Expected long-term rate of return	(0.5)%	$16	$11
Discount rate	(0.5)%	$-	$-
Salary increase	0.5%	$2	$1
Health care cost trend rate(a)	1.0%	$1	$1
——————————
(a)
Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in NextEra Energy's other benefits plan.

The fair value of plan assets has increased from $3.0 billion at December 31, 2009 to $3.2 billion at December 31, 2010 for the pension plan and remained constant at $32 million at December 31, 2009 and 2010 for the other benefits plan.  Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, NextEra Energy will not be required to make any cash contributions to the qualified pension plan in the near future.  In December 2010, $29 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by NextEra Energy during the year pursuant to the provisions of the Internal Revenue Code.  NextEra Energy anticipates paying approximately $28 million for eligible retiree medical expenses on behalf of the other benefits plan during 2011 with substantially all of that amount being reimbursed through a transfer of assets from the qualified pension plan.  See Note 2.

Carrying Value of Long-Lived Assets - NextEra Energy evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.

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

Nuclear Decommissioning and Fossil/Solar Dismantlement - The components of NextEra Energy's and FPL's decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil/Solar Dismantlement				Interim Removal Costs and Other				NextEra Energy Resources		NextEra Energy
	December 31,				December 31,				December 31,				December 31,		December 31,
	2010		2009		2010		2009		2010		2009		2010	2009	2010	2009
	(millions)

AROs	$1,057		$1,807		$23		$23		$3		$3		$556	$585	$1,639	$2,418
Less capitalized ARO asset net of accumulated depreciation	-		50		4		5		-		-		-	-	4	55
Accrued asset removal costs(a)	207		196		336		318		1,701		1,737		-	-	2,244	2,251
Asset retirement obligation regulatory expense difference(a)	1,571		644		22		28		(1)		(1)		-	-	1,592	671
Accrued decommissioning, dismantlement and other accrued asset removal costs	$2,835	(b)	$2,597	(b)	$377	(b)	$364	(b)	$1,703	(b)	$1,739	(b)	$556	$585	$5,471	$5,285
——————————
(a)	Regulatory liability on NextEra Energy's and FPL's consolidated balance sheets.
(b)	Represents total amount accrued for ratemaking purposes.

NextEra Energy and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  See Note 1 - Asset Retirement Obligations, Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 13.

For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  The most recent studies, filed in 2010, indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $6.2 billion, or $2.3 billion in 2010 dollars.  The studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units.  FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC.  Unlike nuclear decommissioning, dismantlement costs are not funded.  The most recent studies became effective January 1, 2010.  At December 31, 2010, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $860 million, or $455 million expressed in 2010 dollars.  The majority of the dismantlement costs are not considered AROs.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

NextEra Energy Resources records a liability for the present value of its expected decommissioning costs which is determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2010, the ARO for nuclear decommissioning of NextEra Energy Resources' nuclear plants totaled approximately $478 million.  NextEra Energy Resources' portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $1.8 billion expressed in 2010 dollars.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil and solar dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation.  In addition, NextEra Energy and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, NextEra Energy and FPL are required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase NextEra Energy's and FPL's ARO as of December 31, 2010 by $133 million and $82 million, respectively.

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

NextEra Energy's and FPL's regulatory assets and liabilities are as follows:

	NextEra Energy		FPL
	December 31,		December 31,
	2010	2009	2010	2009
Regulatory assets:	(millions)
Current:
Deferred clause and franchise expenses	$368	$69	$368	$69
Derivatives	$236	$68	$236	$68
Other	$82	$72	$76	$69

Noncurrent:
Securitized storm-recovery costs	$581	$644	$581	$644
Other	$329	$265	$293	$214

Regulatory liabilities:
Current:
Deferred clause and franchise revenues	$47	$377	$47	$377
Other	$4	$2	$-	$-

Noncurrent:
Accrued asset removal costs	$2,244	$2,251	$2,244	$2,251
Asset retirement obligation regulatory expense difference	$1,592	$671	$1,592	$671
Other	$423	$260	$377	$244

All regulatory assets and liabilities are included in rate base or otherwise earn (pay) a return on investment during the recovery period.  See Note 1 for a discussion of NextEra Energy's and FPL's other significant accounting policies.

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

Derivative instruments, when required to be marked to market, are recorded on NextEra Energy's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For NextEra Energy's non-rate regulated operations, predominantly NextEra Energy Resources, unless hedge accounting is applied essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NextEra Energy's consolidated statements of income.  See Note 3.

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)

Fair value of contracts outstanding at December 31, 2008	$56	$143	$114	$(1,108)	$(795)
Reclassification to realized at settlement of contracts	(160)	(208)	(180)	1,734	1,186
Effective portion of changes in fair value recorded in OCI	-	-	197	-	197
Ineffective portion of changes in fair value recorded in earnings	-	28	-	-	28
Changes in fair value excluding reclassification to realized	143	163	-	(690)	(384)
Fair value of contracts outstanding at December 31, 2009	39	126	131	(64)	232
Reclassification to realized at settlement of contracts	(98)	(126)	(102)	492	166
Inception value of new contracts	108	(45)	-	-	63
Effective portion of changes in fair value recorded in OCI	-	-	20	-	20
Ineffective portion of changes in fair value recorded in earnings	-	1	-	-	1
Changes in fair value excluding reclassification to realized	76	457	-	(664)	(131)
Fair value of contracts outstanding at December 31, 2010	125	413	49	(236)	351
Net option premium payments (receipts)	(101)	9	-	-	(92)
Net margin cash collateral paid					29
Total mark-to-market energy contract net assets (liabilities) at December 31, 2010	$24	$422	$49	$(236)	$288

NextEra Energy's total mark-to-market energy contract net assets (liabilities) at December 31, 2010 shown above are included in the consolidated balance sheets as follows:

December 31, 2010
(millions)

Current derivative assets	$453
Noncurrent other assets	487
Current derivative liabilities	(468)
Noncurrent derivative liabilities	(184)
NextEra Energy's total mark-to-market energy contract net assets	$288

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2010 were as follows:

	Maturity
	2011	2012	2013	2014	2015	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$8	$(31)	$(42)	$-	$-	$-	$(65)
Significant other observable inputs	(127)	(30)	27	2	3	4	(121)
Significant unobservable inputs	146	40	26	(2)	-	-	210
Total	27	(21)	11	-	3	4	24

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(27)	(18)	(1)	-	-	-	(46)
Significant other observable inputs	156	118	29	22	26	38	389
Significant unobservable inputs	26	27	12	7	8	(1)	79
Total	155	127	40	29	34	37	422

Owned Assets - OCI:
Quoted prices in active markets for identical assets	30	15	-	-	-	-	45
Significant other observable inputs	11	(7)	-	-	-	-	4
Significant unobservable inputs	-	-	-	-	-	-	-
Total	41	8	-	-	-	-	49

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(243)	-	-	-	-	-	(243)
Significant unobservable inputs	7	-	-	-	-	-	7
Total	(236)	-	-	-	-	-	(236)

Total sources of fair value	$(13)	$114	$51	$29	$37	$41	$259

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of NextEra Energy and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  With respect to certain debt issuances and borrowings, Capital Holdings has entered into three cross currency swaps, two to hedge against currency movements with respect to both interest and principal payments and one to hedge against currency and interest rate movements with respect to both interest and principal payments.  At December 31, 2010 and 2009, the fair value of these cross currency swaps was approximately $44 million and $(1) million, respectively.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, NextEra Energy's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - NextEra Energy uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2010 and 2009, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy
					(millions)

December 31, 2009	$-	$2	$2	$61	$51	$25	$61	$51	$25
December 31, 2010	$-	$3	$3	$51	$21	$35	$51	$23	$36

Average for the period ended December 31, 2010	$-	$4	$4	$48	$32	$29	$48	$34	$29
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

The following are estimates of the fair value of NextEra Energy's and FPL's financial instruments:

	December 31, 2010			December 31, 2009
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NextEra Energy:
Fixed income securities:
Special use funds	$1,701	$1,701	(a)	$1,685	$1,685	(a)
Other investments	$114	$114	(a)	$104	$104	(a)
Long-term debt, including current maturities	$19,929	$20,756	(b)	$16,869	$17,256	(b)
Interest rate swaps - net unrealized losses	$(16)	$(16	)(c)	$(17)	$(17	)(c)

FPL:
Fixed income securities - special use funds	$1,375	$1,375	(a)	$1,384	$1,384	(a)
Long-term debt, including current maturities	$6,727	$7,236	(b)	$5,836	$6,055	(b)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Based on market prices modeled internally.

The special use funds of NextEra Energy and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NextEra Energy's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  At FPL, adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The market value adjustments of NextEra Energy's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2030 (2032 at FPL).

NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2010, the estimated fair value for NextEra Energy's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedges - Capital Holdings:
$300	June 2008	September 2011	Variable (a)	5.625%		$8
$250	May 2010	November 2013	Variable (b)	2.55%		4
$400	August 2010	September 2015	Variable (c)	2.60%		(9)
Total fair value hedges						3

Cash flow hedges:
NextEra Energy Resources:
$43	December 2003	December 2017	4.245%	Variable	(d)	(3)
$14	April 2004	December 2017	3.845%	Variable	(d)	(1)
$150	December 2005	November 2019	4.905%	Variable	(d)	(14)
$384	January 2007	January 2022	5.390%	Variable	(e)	(42)
$83	January 2008	September 2011	3.2050%	Variable	(d)	(2)
$321	January 2009	December 2016	2.680%	Variable	(d)	(7)
$124	January 2009(f)	December 2023	3.725%	Variable	(d)	3
$85	January 2009	December 2023	2.578%	Variable	(g)	3
$19	March 2009	December 2016	2.655%	Variable	(d)	-
$7	March 2009(f)	December 2023	3.960%	Variable	(d)	-
$308	May 2009	May 2017	3.015%	Variable	(d)	(10)
$106	May 2009(f)	May 2024	4.663%	Variable	(d)	1
$128	December 2009	December 2019	3.830%	Variable	(d)	(7)
$52	December 2009(f)	September 2021	5.500%	Variable	(d)	-
$250	April 2010	January 2027	4.040%	Variable	(e)	(15)
$283	October 2010	September 2028	2.822%	Variable	(d)	15
$201	December 2010	January 2018	2.313%	Variable	(e)	(2)
Capital Holdings:
$250	October 2010(f)	June 2021	2.744%	Variable	(d)	21
$250	October 2010(f)	September 2021	2.819%	Variable	(d)	21
$250	October 2010(f)	June 2023	3.479%	Variable	(d)	20
Total cash flow hedges						(19)

Total interest rate swaps						$(16)
——————————
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%.
(b)	Three-month LIBOR plus 0.4726%
(c)	Three-month LIBOR plus 0.7980%
(d)	Three-month LIBOR.
(e)	Six-month LIBOR.
(f)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2019, June 2011, September 2011 and June 2013, respectively.
(g)	Three-month Banker's Acceptance Rate.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NextEra Energy's net liabilities would increase by approximately $962 million ($385 million for FPL) at December 31, 2010.

Equity price risk - Included in the nuclear decommissioning reserve funds of NextEra Energy are marketable equity securities carried at their market value of approximately $2,041 million and $1,705 million ($1,262 million and $1,024 million for FPL) at December 31, 2010 and 2009, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $186 million ($116 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for NextEra Energy's non-rate regulated operations, at December 31, 2010.

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

Based on NextEra Energy's policies and risk exposures related to credit, NextEra Energy and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2010, approximately 99% of NextEra Energy's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NextEra Energy, Inc.'s (NextEra Energy) and Florida Power & Light Company's (FPL) management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, we, along with all other members of management, maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived.  In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of NextEra Energy and FPL and their subsidiaries are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements.  In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties.  Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The system of internal accounting control is supported by written policies and guidelines, the selection and training of qualified employees, an organizational structure that provides an appropriate division of responsibility and a program of internal auditing.  NextEra Energy's written policies include a Code of Business Conduct & Ethics that states management's policy on conflicts of interest and ethical conduct.  Compliance with the Code of Business Conduct & Ethics is confirmed annually by key personnel.

The Board of Directors pursues its oversight responsibility for financial reporting and accounting through its Audit Committee.  This Committee, which is comprised entirely of independent directors, meets regularly with management, the internal auditors and the independent auditors to make inquiries as to the manner in which the responsibilities of each are being discharged.  The independent auditors and the internal audit staff have free access to the Committee without management's presence to discuss auditing, internal accounting control and financial reporting matters.

Management assessed the effectiveness of NextEra Energy's and FPL's internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework.  Based on this assessment, management believes that NextEra Energy's and FPL's internal control over financial reporting was effective as of December 31, 2010.

NextEra Energy's and FPL's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on NextEra Energy's and FPL's consolidated financial statements and an opinion on NextEra Energy's and FPL's internal control over financial reporting.  Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions.  These reports appear on the following pages.

LEWIS HAY, III	ARMANDO PIMENTEL, JR.
Lewis Hay, III Chairman and Chief Executive Officer of NextEra Energy and Chairman of the Board of FPL	Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer of NextEra Energy and FPL

ARMANDO J. OLIVERA	CHRIS N. FROGGATT
Armando J. Olivera President and Chief Executive Officer of FPL	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NextEra Energy

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NextEra Energy) (formerly FPL Group, Inc.) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. NextEra Energy's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on NextEra Energy’s and FPL’s internal control over financial reporting based on our audits.

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

In our opinion, NextEra Energy and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of NextEra Energy and FPL and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NextEra Energy) (formerly FPL Group, Inc.) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2010 and 2009, and the related consolidated statements of income, NextEra Energy’s common shareholders' equity, FPL’s common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the respective company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NextEra Energy and FPL at December 31, 2010 and 2009, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextEra Energy’s and FPL’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on NextEra Energy’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 25, 2011

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

OPERATING REVENUES	$15,317	$15,643	$16,410

OPERATING EXPENSES
Fuel, purchased power and interchange	6,242	7,405	8,412
Other operations and maintenance	2,877	2,649	2,527
Depreciation and amortization	1,807	1,765	1,442
Taxes other than income taxes and other	1,148	1,230	1,204
Total operating expenses	12,074	13,049	13,585

OPERATING INCOME	3,243	2,594	2,825

OTHER INCOME (DEDUCTIONS)
Interest expense	(979)	(849)	(813)
Equity in earnings of equity method investees	58	52	93
Allowance for equity funds used during construction	37	53	35
Interest income	91	78	72
Gains on disposal of assets - net	67	60	18
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(16)	(58)	(148)
Other - net	(12)	12	7
Total other deductions - net	(754)	(652)	(736)

INCOME BEFORE INCOME TAXES	2,489	1,942	2,089

INCOME TAXES	532	327	450

NET INCOME	$1,957	$1,615	$1,639

Earnings per share of common stock:
Basic	$4.77	$3.99	$4.10
Assuming dilution	$4.74	$3.97	$4.07

Dividends per share of common stock	$2.00	$1.89	$1.78

Weighted-average number of common shares outstanding:
Basic	410.3	404.4	400.1
Assuming dilution	413.0	407.2	402.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2010	2009
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$48,841	$46,330
Nuclear fuel	1,539	1,414
Construction work in progress	3,841	2,425
Less accumulated depreciation and amortization	(15,146)	(14,091)
Total property, plant and equipment - net ($2,398 related to VIEs at December 31, 2010)	39,075	36,078

CURRENT ASSETS
Cash and cash equivalents	302	238
Customer receivables, net of allowances of $20 and $23, respectively	1,509	1,431
Other receivables, net of allowances of $1 and $1, respectively	1,073	816
Materials, supplies and fossil fuel inventory	857	877
Regulatory assets:
Deferred clause and franchise expenses	368	69
Derivatives	236	68
Other	82	72
Derivatives	506	357
Other	325	409
Total current assets	5,258	4,337

OTHER ASSETS
Special use funds	3,742	3,390
Other investments	971	935
Prepaid benefit costs	1,259	1,184
Regulatory assets:
Securitized storm-recovery costs ($356 related to a VIE at December 31, 2010)	581	644
Other	329	265
Other	1,779	1,625
Total other assets	8,661	8,043

TOTAL ASSETS	$52,994	$48,458

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,418	5,055
Retained earnings	8,873	7,739
Accumulated other comprehensive income	166	169
Total common shareholders' equity	14,461	12,967
Long-term debt ($1,338 related to VIEs at December 31, 2010)	18,013	16,300
Total capitalization	32,474	29,267

CURRENT LIABILITIES
Commercial paper	889	2,020
Current maturities of long-term debt	1,920	569
Accounts payable	1,124	992
Customer deposits	634	613
Accrued interest and taxes	462	466
Regulatory liabilities:
Deferred clause and franchise revenues	47	377
Other	4	2
Derivatives	536	221
Accrued construction-related expenditures	371	476
Other	917	713
Total current liabilities	6,904	6,449

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,639	2,418
Accumulated deferred income taxes	5,109	4,860
Regulatory liabilities:
Accrued asset removal costs	2,244	2,251
Asset retirement obligation regulatory expense difference	1,592	671
Other	423	260
Derivatives	243	170
Deferral related to differential membership interests ($949 related to VIEs at December 31, 2010)	949	700
Other	1,417	1,412
Total other liabilities and deferred credits	13,616	12,742

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$52,994	$48,458
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,957	$1,615	$1,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,807	1,765	1,442
Nuclear fuel amortization	285	239	201
Unrealized (gains) losses on marked to market energy contracts	(386)	59	(337)
Deferred income taxes	511	273	569
Cost recovery clauses and franchise fees	(629)	624	(111)
Changes in prepaid option premiums and derivative settlements	86	(11)	(12)
Equity in earnings of equity method investees	(58)	(52)	(93)
Distributions of earnings from equity method investees	74	69	124
Allowance for equity funds used during construction	(37)	(53)	(35)
Gains on disposal of assets - net	(67)	(60)	(18)
Other than temporary impairment losses on securities held in nuclear decommissioning funds	16	58	148
Changes in operating assets and liabilities:
Customer receivables	(73)	18	49
Other receivables	(29)	(13)	(26)
Materials, supplies and fossil fuel inventory	22	85	(106)
Other current assets	(52)	9	(31)
Other assets	42	(103)	(166)
Accounts payable	179	(86)	(120)
Customer deposits	21	38	37
Margin cash collateral	61	(110)	49
Income taxes	56	8	(17)
Interest and other taxes	(3)	22	30
Other current liabilities	76	(45)	189
Other liabilities	(63)	(5)	(61)
Other - net	38	119	59
Net cash provided by operating activities	3,834	4,463	3,403

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,605)	(2,522)	(2,234)
Independent power and other investments of NextEra Energy Resources	(2,899)	(3,068)	(2,715)
Cash grants under the American Recovery and Reinvestment Act of 2009	588	100	-
Funds received from a spent fuel settlement	44	86	-
Nuclear fuel purchases	(274)	(362)	(247)
Other capital expenditures	(68)	(54)	(40)
Proceeds from sale of securities in special use funds	6,726	4,592	2,235
Purchases of securities in special use funds	(6,835)	(4,710)	(2,315)
Proceeds from sale of other securities	721	773	28
Purchases of other securities	(714)	(782)	(84)
Funding of loan	-	-	(500)
Other - net	32	12	64
Net cash used in investing activities	(5,284)	(5,935)	(5,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,724	3,220	3,827
Retirements of long-term debt	(769)	(1,635)	(1,358)
Proceeds from sale of differential membership interests	261	-	-
Net change in short-term debt	(1,130)	154	848
Issuances of common stock - net	308	198	41
Dividends on common stock	(823)	(766)	(714)
Other - net	(57)	4	6
Net cash provided by financing activities	1,514	1,175	2,650

Net increase (decrease) in cash and cash equivalents	64	(297)	245
Cash and cash equivalents at beginning of year	238	535	290
Cash and cash equivalents at end of year	$302	$238	$535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$916	$805	$764
Cash paid for income taxes - net	$20	$61	$4

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt in connection with the purchase of independent power projects	$35	$-	$31
Accrued property additions	$545	$683	$448

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(millions)

	Common Stock(a)			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)(b)	Retained Earnings	Common Shareholders' Equity
	Shares		Aggregate Par Value

Balances, December 31, 2007	407		$4	$4,784	$(114)	$116	$5,945	$10,735
Net income	-		-	-	-	-	1,639
Issuances of common stock, net of issuance cost of less than $1	1		-	38	4	-	-
Exercise of stock options and other incentive plan activity	1		-	53	-	-	-
Dividends on common stock	-		-	-	-	-	(714)
Earned compensation under ESOP	-		-	30	10	-	-
Other comprehensive income	-		-	-	-	40	-
Defined benefit pension and other benefits plans	-		-	-	-	(167)	-
Implementation of new accounting rules	-		-	-	-	(2)	15
Balances, December 31, 2008	409	(c)	4	4,905	(100)	(13)	6,885	$11,681
Net income	-		-	-	-	-	1,615
Issuances of common stock, net of issuance cost of approximately $2	4		-	204	4	-	-
Exercise of stock options and other incentive plan activity	1		-	56	-	-	-
Dividends on common stock	-		-	-	-	-	(766)
Earned compensation under ESOP	-		-	30	11	-	-
Other comprehensive income	-		-	-	-	165	-
Defined benefit pension and other benefits plans	-		-	-	-	22	-
Premium on publicly-traded equity units known as Corporate Units	-		-	(47)	-	-	-
Unamortized issuance costs on publicly-traded equity units known as Corporate Units	-		-	(8)	-	-	-
Implementation of new accounting rules	-		-	-	-	(5)	5
Balances, December 31, 2009	414	(c)	4	5,140	(85)	169	7,739	$12,967
Net income	-		-	-	-	-	1,957
Issuances of common stock, net of issuance cost of approximately $2	6		-	279	5	-	-
Exercise of stock options and other incentive plan activity	1		-	107	-	-	-
Dividends on common stock	-		-	-	-	-	(823)
Earned compensation under ESOP	-		-	26	11	-	-
Other comprehensive loss	-		-	-	-	(5)	-
Defined benefit pension and other benefits plans	-		-	-	-	2	-
Premium on publicly-traded equity units known as Corporate Units	-		-	(59)	-	-	-
Unamortized issuance costs on publicly-traded equity units known as Corporate Units	-		-	(6)	-	-	-
Balances, December 31, 2010	421	(c)	$4	$5,487	$(69)	$166	$8,873	$14,461
——————————
(a)	$0.01 par value, authorized - 800,000,000 shares; outstanding shares 420,861,536, 413,622,436 and 408,915,305 at December 31, 2010, 2009 and 2008, respectively.
(b)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $1,954 million, $1,802 million and $1,512 million for 2010, 2009 and 2008, respectively.
(c)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled approximately 5 million, 6 million and 7 million at December 31, 2010, 2009 and 2008, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2010	2009	2008

OPERATING REVENUES	$10,485	$11,491	$11,649

OPERATING EXPENSES
Fuel, purchased power and interchange	4,982	6,220	6,749
Other operations and maintenance	1,620	1,496	1,438
Depreciation and amortization	1,008	1,097	860
Taxes other than income taxes and other	1,026	1,097	1,073
Total operating expenses	8,636	9,910	10,120

OPERATING INCOME	1,849	1,581	1,529

OTHER INCOME (DEDUCTIONS)
Interest expense	(361)	(318)	(334)
Allowance for equity funds used during construction	36	53	35
Other - net	1	(12)	2
Total other deductions - net	(324)	(277)	(297)

INCOME BEFORE INCOME TAXES	1,525	1,304	1,232

INCOME TAXES	580	473	443

NET INCOME	$945	$831	$789

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2010	2009
ELECTRIC UTILITY PLANT
Plant in service	$29,519	$28,677
Nuclear fuel	729	756
Construction work in progress	2,175	1,549
Less accumulated depreciation and amortization	(10,871)	(10,578)
Electric utility plant - net	21,552	20,404

CURRENT ASSETS
Cash and cash equivalents	20	83
Customer receivables, net of allowances of $17 and $21, respectively	710	838
Other receivables, net of allowances of $1 and $1, respectively	395	182
Materials, supplies and fossil fuel inventory	505	529
Regulatory assets:
Deferred clause and franchise expenses	368	69
Derivatives	236	68
Other	76	69
Other	145	123
Total current assets	2,455	1,961

OTHER ASSETS
Special use funds	2,637	2,408
Prepaid benefit costs	1,035	1,017
Regulatory assets:
Securitized storm-recovery costs ($356 related to a VIE at December 31, 2010)	581	644
Other	293	214
Other	145	164
Total other assets	4,691	4,447

TOTAL ASSETS	$28,698	$26,812

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	5,054	4,393
Retained earnings	3,364	2,670
Total common shareholder's equity	9,791	8,436
Long-term debt ($486 related to a VIE at December 31, 2010)	6,682	5,794
Total capitalization	16,473	14,230

CURRENT LIABILITIES
Commercial paper	101	818
Current maturities of long-term debt	45	42
Accounts payable	554	539
Customer deposits	628	607
Accrued interest and taxes	311	303
Regulatory liabilities - deferred clause and franchise revenues	47	377
Derivatives	245	77
Accrued construction-related expenditures	183	296
Other	394	363
Total current liabilities	2,508	3,422

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,083	1,833
Accumulated deferred income taxes	3,835	3,509
Regulatory liabilities:
Accrued asset removal costs	2,244	2,251
Asset retirement obligation regulatory expense difference	1,592	671
Other	377	244
Other	586	652
Total other liabilities and deferred credits	9,717	9,160

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$28,698	$26,812

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$945	$831	$789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,008	1,097	860
Nuclear fuel amortization	137	127	106
Deferred income taxes	419	391	307
Cost recovery clauses and franchise fees	(629)	624	(111)
Allowance for equity funds used during construction	(36)	(53)	(35)
Changes in operating assets and liabilities:
Customer receivables	127	(42)	11
Other receivables	(43)	42	(11)
Materials, supplies and fossil fuel inventory	23	34	20
Other current assets	(25)	6	(19)
Other assets	40	(62)	(96)
Accounts payable	51	(91)	(71)
Customer deposits	22	37	39
Income taxes	(129)	(132)	175
Interest and other taxes	7	10	9
Other current liabilities	22	(33)	138
Other liabilities	(21)	10	(19)
Other - net	16	75	88
Net cash provided by operating activities	1,934	2,871	2,180

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,605)	(2,522)	(2,234)
Cash grants under the American Recovery and Reinvestment Act of 2009	161	-	-
Funds received from a spent fuel settlement	32	71	-
Nuclear fuel purchases	(101)	(195)	(133)
Proceeds from sale of securities in special use funds	5,079	3,270	1,454
Purchases of securities in special use funds	(5,160)	(3,349)	(1,512)
Other - net	33	(1)	(2)
Net cash used in investing activities	(2,561)	(2,726)	(2,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	924	516	589
Retirements of long-term debt	(42)	(263)	(241)
Net change in short-term debt	(717)	45	(69)
Capital contribution from NextEra Energy	660	-	75
Dividends	(250)	(485)	(50)
Other - net	(11)	5	-
Net cash provided by (used in) financing activities	564	(182)	304

Net increase (decrease) in cash and cash equivalents	(63)	(37)	57
Cash and cash equivalents at beginning of year	83	120	63
Cash and cash equivalents at end of year	$20	$83	$120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$321	$305	$320
Cash paid (received) for income taxes - net	$291	$232	$(11)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$275	$418	$315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY(a)
(millions)

	Common Stock(b)	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2007	$1,373	$4,318	$1,584	$7,275
Net income	-	-	789
Capital contributions from NextEra Energy	-	75	-
Dividends to NextEra Energy	-	-	(50)
Balances, December 31, 2008	1,373	4,393	2,323	$8,089
Net income	-	-	831
Dividends to NextEra Energy	-	-	(485)
Other	-	-	1
Balances, December 31, 2009	1,373	4,393	2,670	$8,436
Net income	-	-	945
Capital contributions from NextEra Energy	-	660	-
Dividends to NextEra Energy	-	-	(250)
Other	-	1	(1)
Balances, December 31, 2010	$1,373	$5,054	$3,364	$9,791
——————————
(a)	FPL's comprehensive income is the same as reported net income.
(b)	No par value, 1,000 shares authorized, issued and outstanding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NextEra Energy), formerly known as FPL Group, Inc., are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary NextEra Energy Resources, LLC (NextEra Energy Resources).  FPL, a rate-regulated public utility, supplies electric service to approximately 4.5 million customer accounts throughout most of the east and lower west coasts of Florida.  NextEra Energy Resources invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

The consolidated financial statements of NextEra Energy and FPL include the accounts of their respective majority-owned and controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.  See Note 15 for a discussion of a change in allocation of certain costs.  The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

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

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Beginning in 2009, pre-construction costs and carrying charges for FPL's two additional nuclear units at Turkey Point and carrying charges on construction costs for FPL's approximately 400 megawatt (mw) to 460 mw of additional capacity at St. Lucie and Turkey Point are also recovered through a cost recovery clause.  Also beginning in 2009, costs incurred for FPL's three solar generating facilities are recovered through a cost recovery clause.  Once the new combined-cycle natural gas unit at FPL's West County Energy Center (WCEC) Unit No. 3 is placed into service, the incremental cost associated with the new unit up to the amount of the projected fuel savings for customers during the 2010 rate agreement will also be recovered through a cost recovery clause and recorded as retail base revenues.  See Revenues and Rates below.  Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery.  Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables and amounted to approximately $148 million and $121 million at December 31, 2010 and 2009, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees, gross receipts taxes and surcharges related to storm-recovery bonds (see Note 9 - FPL).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other on NextEra Energy's and FPL's consolidated statements of income and were approximately $687 million, $791 million and $781 million in 2010, 2009 and 2008, respectively.  The revenues from the surcharges related to storm-recovery bonds included in operating revenues on NextEra Energy's and FPL's consolidated statements of income were approximately $101 million, $91 million and $97 million in 2010, 2009 and 2008, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NextEra Energy's and FPL's consolidated balance sheets.

Effective March 1, 2010, pursuant to an FPSC final order (FPSC rate order) with regard to FPL’s March 2009 petition (2009 rate case) that requested, among other things, a permanent base rate increase, new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The FPSC rate order also established a regulatory return on common equity (ROE) of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%, and shifted certain costs from retail base rates to the capacity clause.  In addition, the FPSC rate order directed FPL to reduce depreciation expense (surplus depreciation credit) over the 2010 to 2013 period related to a depreciation reserve surplus of approximately $895 million.  Subsequently, the principal parties in FPL’s 2009 rate case signed a stipulation and settlement regarding FPL’s base rates (2010 rate agreement) and, on February 1, 2011, the FPSC issued a final order reflecting its decision to approve the 2010 rate agreement.  Key elements of the 2010 rate agreement, which will be effective through December 31, 2012, are as follows:

•	Subject to the provisions of the 2010 rate agreement, retail base rates will be effectively frozen through the end of 2012.
•
Incremental cost recovery through FPL’s capacity cost recovery clause (capacity clause) for WCEC Unit No. 3, which is expected to be placed in service by mid-2011, will be permitted up to the amount of the projected fuel savings for customers during the term of the 2010 rate agreement.

•
Future storm restoration costs would be recoverable on an accelerated basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kilowatt-hours (kwh) of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge for the amount above $800 million.

•
If FPL's earned regulatory ROE falls below 9%, FPL may seek retail base rate relief.  If FPL's earned regulatory ROE rises above 11%, any party to the 2010 rate agreement may seek a reduction in FPL’s retail base rates.  In determining the regulatory ROE for all purposes under the 2010 rate agreement, earnings will be calculated on an actual, non-weather-adjusted basis.

•
FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million (surplus depreciation credit cap) over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement, including 2010, FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.

NextEra Energy’s and FPL’s financial statements contained herein reflect the effects of the FPSC rate order and the 2010 rate agreement.

Under the terms of a rate agreement approved in 2005 (2005 rate agreement), which was in effect from January 1, 2006 through February 28, 2010, retail base rates did not increase except to allow recovery of the revenue requirements of FPL's three power plants that achieved commercial operation during the term of the 2005 rate agreement:  Turkey Point Unit No. 5 in 2007 and WCEC Units Nos. 1 and 2 in 2009.  Under the terms of the 2005 rate agreement, FPL's electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL reduced depreciation on its plant in service by $125 million each year as allowed by the 2005 rate agreement.  The 2005 rate agreement also provided for a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds would be shared with customers.  During the term of the 2005 rate agreement, FPL's revenues did not exceed the thresholds.

NextEra Energy Resources' revenue is recorded on the basis of commodities delivered, contracts settled or services rendered, and includes estimated amounts yet to be billed to customers.  Certain commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue, unless hedge accounting is applied.  See Energy Trading and Note 3.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NextEra Energy Resources is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2010, the electric generating, transmission, distribution and general facilities of FPL represented approximately 47%, 12%, 37% and 4%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of NextEra Energy Resources' generating facilities are encumbered by liens securing various financings.  The net book value of NextEra Energy Resources' assets serving as collateral was approximately $8 billion at December 31, 2010.  The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act) provided for an option to elect a cash grant (convertible ITCs) for certain renewable energy property (renewable property).  Convertible ITCs are recorded as a reduction in property, plant and equipment on NextEra Energy's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property.  During 2010 and 2009, NextEra Energy recorded convertible ITCs of approximately $1 billion ($186 million at FPL) and $517 million ($44 million at FPL), respectively, of which $429 million ($124 million at FPL) and $417 million ($44 million at FPL) are included in other receivables on NextEra Energy's and FPL's consolidated balance sheets at December 31, 2010 and 2009, respectively.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement, nuclear plant decommissioning (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs) and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause.  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years.  As part of the FPSC rate order, the FPSC approved new depreciation rates which became effective January 1, 2010.  In addition, in accordance with the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a maximum of $267 million (with any unused portion of the maximum rolling over to and available in subsequent years), provided its regulatory ROE remains within the range of 9% to 11%; FPL may use up to a maximum of $776 million in surplus depreciation credit over the course of the 2010 rate agreement.  As of December 31, 2010, approximately $772 million of the surplus depreciation credit cap remains.  Under the terms of the 2005 rate agreement, FPL's electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however FPL reduced depreciation by $125 million annually as was allowed by the 2005 rate agreement.  The weighted annual composite depreciation rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.2% for 2010 and 3.6% for both 2009 and 2008.  NextEra Energy Resources' electric plants in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives.  NextEra Energy Resources' effective depreciation rates, excluding decommissioning, were 4.4%, 4.2% and 4.3% for 2010, 2009 and 2008, respectively.

Nuclear Fuel - FPL and NextEra Energy Resources have several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  See Note 14 - Contracts.  FPL's and NextEra Energy Resources' nuclear fuel costs are charged to fuel expense on a unit of production method.  See Note 9 - FPL regarding the leasing of nuclear fuel from a consolidated variable interest entity (VIE) by FPL prior to March 2010.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During the period January 2010 through March 2010 and during April 2010 through December 2010, AFUDC was capitalized at a rate of 7.41% and 6.41%, respectively, and amounted to approximately $50 million for the year.  During 2009 and 2008, AFUDC was capitalized at a rate of 7.41% and 7.65%, respectively, and amounted to approximately $74 million and $53 million, respectively.  See Note 14 - Commitments.

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

NextEra Energy Resources capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights.  At December 31, 2010 and 2009, NextEra Energy Resources' capitalized development costs totaled approximately $99 million and $56 million, respectively, which are included in other assets on NextEra Energy's consolidated balance sheets.  These costs include land rights and other third-party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when recoverability is no longer probable.

NextEra Energy Resources' construction work in progress includes construction materials, prepayments on turbine generators and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of the project.  Interest capitalized on construction projects amounted to approximately $71 million, $85 million and $55 million during 2010, 2009 and 2008, respectively.  Interest expense allocated from NextEra Energy Capital Holdings, Inc. (Capital Holdings), formerly known as FPL Group Capital Inc, to NextEra Energy Resources is based on a deemed capital structure of 70% debt.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric utility plant in service and other property.

Asset Retirement Obligations - NextEra Energy and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO and regulatory liability, in the case of FPL.  See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 13.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear, fossil and solar plants over the expected service life of each unit based on nuclear decommissioning and fossil and solar dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  As approved by the FPSC, FPL previously suspended its annual decommissioning accrual.  For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred.  Any differences between expense recognized for financial reporting purposes and the amount recoverable through rates are reported as a regulatory liability in accordance with regulatory accounting.  See Electric Plant, Depreciation and Amortization, Asset Retirement Obligations and Note 13.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2010.  These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $6.2 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2010 dollars, is estimated by the studies to aggregate $2.3 billion.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NextEra Energy's and FPL's consolidated balance sheets.  Marketable securities held in the decommissioning funds are classified as available for sale and are carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts consistent with regulatory treatment.  See Note 5.  Contributions to the funds have been suspended since 2005.  Fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income/loss and an offset is recorded to reflect a corresponding increase/decrease in the related regulatory liability accounts.  As a result, there is no effect on net income.  During 2010, 2009 and 2008, fund earnings on decommissioning funds were approximately $76 million, $81 million and $63 million, respectively.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil and solar plant dismantlement studies are performed at least every four years and are submitted to the FPSC for approval.  FPL's latest fossil and solar plant dismantlement studies became effective January 1, 2010 and resulted in an increase in the annual expense from $15 million to $18 million which is recorded in depreciation and amortization expense in NextEra Energy's and FPL's consolidated statements of income.  At December 31, 2010, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $860 million, or $455 million expressed in 2010 dollars.

NextEra Energy Resources records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  See Note 13.  At December 31, 2010 and 2009, NextEra Energy Resources' ARO related to nuclear decommissioning totaled approximately $478 million and $518 million, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  NextEra Energy Resources' portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $1.8 billion expressed in 2010 dollars.

Seabrook's decommissioning funding plan is based on a comprehensive nuclear decommissioning study filed with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 2007 and is effective for four years.  Currently, there are no ongoing decommissioning funding requirements for Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC) has the authority to require additional funding in the future.  NextEra Energy Resources' portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NextEra Energy's consolidated balance sheets.  Marketable securities held in the decommissioning funds are classified as available for sale and are carried at fair value.  Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NextEra Energy's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  See Note 5.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs - FPL uses the accrue-in-advance method for recognizing costs associated with planned major nuclear maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability.  FPL expenses costs associated with planned fossil maintenance as incurred.  FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for nuclear maintenance costs at December 31, 2010 and 2009 totaled approximately $58 million and $47 million, respectively, and is included in regulatory liabilities - other.  For the years ended December 31, 2010, 2009 and 2008, FPL recognized approximately $100 million, $84 million and $75 million, respectively, in nuclear maintenance costs which are included in O&M expenses in NextEra Energy's and FPL's consolidated statements of income.

NextEra Energy Resources uses the deferral method to account for certain planned major maintenance costs.  NextEra Energy Resources' major maintenance costs for its nuclear generating units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.  NextEra Energy Resources' capitalized major maintenance costs, net of accumulated amortization, totaled approximately $95 million and $106 million at December 31, 2010 and 2009, respectively, and are included in other assets.  For the years ended December 31, 2010, 2009 and 2008, NextEra Energy Resources recognized approximately $88 million, $73 million and $57 million in major maintenance costs which are included in O&M expenses in NextEra Energy's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2010 and 2009, NextEra Energy had approximately $111 million ($39 million for FPL) and $134 million ($33 million for FPL), respectively, of restricted cash included in other current assets on NextEra Energy's and FPL's consolidated balance sheets, which is restricted primarily for margin cash collateral and debt service payments.  Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments.  See Note 3.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous five months of revenue.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  NextEra Energy Resources regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations and, when necessary, using the specific identification method for all other receivables.

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

Energy Trading - NextEra Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 3.

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In connection with the 2007 storm-recovery bond financing (see Note 9 - FPL), the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax deficiency in its storm and property insurance reserve (storm reserve) and provide for a storm and property insurance reserve fund (storm fund).  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs and is recorded as a regulatory asset on NextEra Energy's and FPL's consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized, the amount of which is included in depreciation and amortization on NextEra Energy's and FPL's consolidated statements of income.  Marketable securities held in the storm fund are classified as available for sale and are carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the storm reserve.  Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  The storm fund is included in special use funds on NextEra Energy's and FPL's consolidated balance sheets and was approximately $125 million and $123 million at December 31, 2010 and 2009, respectively.  See Note 5.

The storm reserve that was reestablished in an FPSC financing order related to the issuance of the storm-recovery bonds is not reflected in NextEra Energy's and FPL's consolidated balance sheets as of December 31, 2010 or 2009 because the associated regulatory asset does not meet the specific recognition criteria under regulatory accounting guidance.  As a result, the storm reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to depreciation and amortization on NextEra Energy's and FPL's consolidated statements of income.  Although NextEra Energy's and FPL's consolidated balance sheets as of December 31, 2010 reflect a storm reserve of approximately $43 million (included in regulatory liabilities - other on NextEra Energy's and FPL's consolidated balance sheets), FPL had the capacity to absorb up to approximately $205 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.

Impairment of Long-Lived Assets - NextEra Energy evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.

Goodwill and Other Intangible Assets - NextEra Energy's goodwill and other intangible assets are as follows:

	Weighted Average Useful Lives	December 31,
	(Years)	2010	2009
		(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		45	41
Total goodwill		$117	$113

Other intangible assets:
Purchase power agreements	19	$87	$87
Customer lists	7	34	28
Other, primarily land and transmission rights, permits and licenses	27	249	216
Total		370	331
Less accumulated amortization		93	78
Total other intangible assets - net		$277	$253

NextEra Energy Resources has recorded goodwill related to various acquisitions which were accounted for using the purchase method of accounting.  NextEra Energy Resources' other intangible assets are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2010, 2009 and 2008, amortization expense was approximately $18 million, $14 million and $13 million, respectively, and is expected to be approximately $14 million, $13 million, $10 million, $8 million and $6 million for 2011, 2012, 2013, 2014 and 2015, respectively.

NextEra Energy Resources' goodwill and other intangible assets are included in other assets on NextEra Energy's consolidated balance sheets.  Goodwill is assessed for impairment at least annually by applying a fair value-based test.  Other intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Pension and Other Postretirement Plans - NextEra Energy allocates net periodic pension benefit income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees; net periodic supplemental executive retirement plan (SERP) benefit costs to its subsidiaries based upon actuarial calculations by participant; and postretirement health care and life insurance benefits (other benefits) net periodic benefit costs to its subsidiaries based upon the number of eligible employees at each subsidiary.

NextEra Energy's regulatory assets and liabilities were established in association with the implementation of accounting guidance in a prior year which requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders' equity in the year in which the changes occur.  Since NextEra Energy is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing the accounting guidance were reflected at NextEra Energy and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in accumulated other comprehensive income (AOCI) were classified as regulatory assets and liabilities at NextEra Energy in accordance with regulatory treatment.

Stock-Based Compensation - NextEra Energy accounts for stock-based payment transactions based on grant-date fair value.  Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  See Note 11 - Stock-Based Compensation.

Retirement of Long-Term Debt - Gains and losses that result from differences in FPL's reacquisition cost and the book value of long-term debt which is retired are deferred as a regulatory asset or liability and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process.  Capital Holdings recognizes such differences as other income (deductions) at the time of retirement.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between NextEra Energy and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at the corporate level.  Included in other regulatory assets on NextEra Energy's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under accounting rules, as compared to regulatory accounting rules.  This amount totaled $151 million and $137 million at December 31, 2010 and 2009, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.  Investment tax credits (ITCs) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  At December 31, 2010 and 2009, deferred ITCs were approximately $7 million and $8 million, respectively, and are included in other regulatory liabilities on NextEra Energy's and FPL's consolidated balance sheets.  NextEra Energy Resources recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.  Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  NextEra Energy and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property.  For NextEra Energy Resources, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service.  For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment.  At December 31, 2010 and 2009, the net deferred income tax benefits associated with the convertible ITCs were approximately $58 million and $14 million, respectively, and are included in other regulatory assets and regulatory liabilities on NextEra Energy's and FPL's consolidated balance sheets.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized.  All tax positions taken by NextEra Energy in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold.  See Note 6.

Sale of Differential Membership Interests - Certain indirect wholly-owned subsidiaries of NextEra Energy Resources sold their Class B membership interest in entities that have ownership interests in wind facilities to third-party investors.  Information related to these sales is as follows:

Date	Proceeds	Generating Capacity	Wind Facilities
	(millions)	(mw)

December 2007	$705	598	Logan Wind, Mower County Wind, Oliver County Wind I and II, and Peetz Table Wind
April 2010	$190	170	Ashtabula Wind II and Wilton Wind II
September 2010	$75 (a)	309	Crystal Lake I, Langdon Wind and Langdon Wind II
——————————
(a)
NextEra Energy will receive future capital contributions from the third-party investor on a semi-annual basis through December 31, 2018 based on the amount of PTCs generated by the facilities.  At December 31, 2010, the future capital contributions are expected to total approximately $207 million based on projected wind generation.

In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including tax attributes, for a variable period.  Recognition of the proceeds from the sale of the differential membership interests was deferred and is recorded in deferral related to differential membership interests on NextEra Energy's consolidated balance sheets.  The deferred amount is being recognized as an adjustment to taxes other than income taxes and other in NextEra Energy's consolidated statements of income as the Class B members receive their portion of the economic attributes.  NextEra Energy continues to operate and manage the wind facilities, and consolidates the entities that own the wind facilities.

Guarantees - NextEra Energy's and FPL's payment guarantees and related contracts provided to unconsolidated entities entered into after December 31, 2002, for which it or a subsidiary is the guarantor, are recorded at fair value.  See Note 14 - Commitments.

Variable Interest Entities (VIEs) - Effective January 1, 2010, NextEra Energy and FPL adopted new accounting guidance which modified the consolidation model in previous guidance and expanded the disclosures related to VIEs.  An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Upon adoption of this new accounting guidance, neither NextEra Energy nor FPL was required to consolidate any additional VIEs or deconsolidate any VIEs.  NextEra Energy and FPL evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur.  See Note 9.

2.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - NextEra Energy sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NextEra Energy and its subsidiaries.  NextEra Energy also has a SERP, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of this SERP component is included within pension benefits in the following tables, and was not material to NextEra Energy's financial statements for the years ended December 31, 2010, 2009 and 2008.  In addition to pension benefits, NextEra Energy sponsors a contributory postretirement plan for other benefits for retirees of NextEra Energy and its subsidiaries meeting certain eligibility requirements.

Plan Assets, Benefit Obligations and Funded Status - The changes in assets and benefit obligations of the plans and the plans' funded status are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(millions)

Change in plan assets:
Fair value of plan assets at January 1	$3,028	$2,503	$32	$29
Actual return on plan assets	380	656	2	5
Employer contributions(a)	3	-	28	29
Transfers(b)	(29)	(29)	-	-
Participant contributions	-	-	9	7
Benefit payments(a)	(149)	(102)	(39)	(38)
Fair value of plan assets at December 31	$3,233	$3,028	$32	$32

Change in benefit obligation:
Obligation at January 1	$1,866	$1,604	$430	$367
Service cost	59	51	6	5
Interest cost	102	109	23	24
Participant contributions	-	-	9	7
Plan amendments(c)	1	3	-	(1)
Special termination benefits(d)	13	-	-	-
Actuarial losses (gains) - net	102	201	(12)	66
Benefit payments	(149)	(102)	(39)	(38)
Obligation at December 31(e)	$1,994	$1,866	$417	$430

Funded status:
Prepaid (accrued) benefit cost at NextEra Energy at December 31	$1,239	$1,162	$(385)	$(398)
Prepaid (accrued) benefit cost at FPL at December 31	$1,027	$1,009	$(279)	$(282)
——————————
(a)
Employer contributions and benefit payments include only those amounts contributed directly to, or paid directly from, plan assets.  FPL's portion of contributions related to SERP benefits was $1 million for 2010.  FPL's portion of contributions related to other benefits was $26 million and $27 million for 2010 and 2009, respectively.

(b)
Represents amounts that were transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by NextEra Energy pursuant to the provisions of the Internal Revenue Code (IRC).

(c)	Primarily relates to union negotiated credits, IRC transfers and various SERP and other benefits amendments.
(d)	Reflects an enhanced early retirement program offered during 2010.
(e)
NextEra Energy's accumulated benefit obligation, which includes no assumption about future salary levels, for its pension plans at December 31, 2010 and 2009 was $1,935 million and $1,804 million, respectively.

NextEra Energy's and FPL's prepaid (accrued) benefit cost shown above are included in the consolidated balance sheets as follows:

	NextEra Energy				FPL
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
				(millions)

Prepaid benefit costs	$1,259	$1,184	$-	$-	$1,035	$1,017	$-	$-
Accrued benefit cost included in other current liabilities	(3)	(2)	(27)	(29)	(2)	(2)	(23)	(24)
Accrued benefit cost included in other liabilities	(17)	(20)	(358)	(369)	(6)	(6)	(256)	(258)
Prepaid (accrued) benefit cost at December 31	$1,239	$1,162	$(385)	$(398)	$1,027	$1,009	$(279)	$(282)

NextEra Energy's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:

	Pension Benefits			Other Benefits
	2010		2009	2010		2009
			(millions)
Components of AOCI:
Unrecognized prior service benefit (cost) (net of $2 and $2 tax benefit, respectively)	$(4)		$(3)	$-		$-
Unrecognized transition obligation (net of $1 and $1 tax benefit, respectively)	-		-	(1)		(1)
Unrecognized gain (loss) (net of $5 tax expense, $4 tax expense, $5 tax benefit and $6 tax benefit, respectively)	8		7	(4)		(6)
Total	$4	(a)	$4	$(5	)(b)	$(7)
——————————
(a)	Approximately $1 million of prior service benefits is expected to be reclassified into earnings within the next 12 months.
(b)	Approximately $1 million of transition obligations is expected to be reclassified into earnings within the next 12 months.

NextEra Energy's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:

	Regulatory Assets (Liabilities) (Pension)			Regulatory Assets (SERP and Other)
	2010		2009	2010		2009
	(millions)

Unrecognized prior service cost	$13		$10	$1		$2
Unrecognized transition obligation	-		-	4		7
Unrecognized (gain) loss	(64)		(28)	37		45
Total	$(51	)(a)	$(18)	$42	(b)	$54
——————————
(a)	Approximately $1 million of prior service benefits will be reclassified into earnings within the next 12 months.
(b)	Approximately $2 million of transition obligations will be reclassified into earnings within the next 12 months.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.00%	5.50%	5.25%	5.50%
Salary increase	4.00%	4.00%	4.00%	4.00%

The projected 2011 trend assumption used to measure the expected cost of health care benefits covered by the plans for those under age 65 is 7.60% for medical and 8.20% for prescription drug benefits and for those age 65 and over is 7.25% for medical and 7.75% for prescription drug benefits.  These rates are assumed to decrease over the next 8 years for medical benefits and 10 years for prescription drug benefits to the ultimate trend rate of 5.50% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2018 for medical benefits and 2020 for prescription drug benefits.  Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $3 million at December 31, 2010.

NextEra Energy's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

NextEra Energy's pension plan fund has a strategic asset allocation that targets a mix of 45% equity investments, 45% fixed income investments and 10% convertible bonds.  The fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles.  The pension fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt security commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

With regard to its other benefits plan, NextEra Energy's policy is to fund claims as incurred during the year through NextEra Energy contributions, participant contributions and plan assets.  The other benefits plan's assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plan's fund has a strategic asset allocation that targets a mix of 60% equity investments and 40% fixed income investments.  The fund's investment strategy emphasizes traditional investments, diversified across the global equity and fixed income markets.  The fund's equity investments are comprised of assets classified as equity commingled vehicles.  Similarly, its fixed income investments are comprised of assets classified as debt security commingled vehicles.  These equity and debt commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

The fair value measurements of NextEra Energy's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2010(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
	(millions)

Equity	$800	(b)	$6		$-	$806
Equity commingled vehicles	-		669	(c)	11	680
U.S. Government and municipal bonds	60		35		-	95
Corporate debt securities(d)	-		335		-	335
Mortgage-backed securities	-		263		-	263
Debt security commingled vehicles(e)	-		744		-	744
Convertible bonds	-		310		-	310
Total	$860		$2,362		$11	$3,233
————————————
(a)	See Note 4 for discussion of NextEra Energy's fair value measurement techniques.
(b)	Includes foreign investments of $293 million.
(c)	Includes foreign investments of $219 million.
(d)	Includes foreign investments of $47 million.
(e)	Includes foreign investments of $56 million and $206 million of short-term commingled vehicles.

	December 31, 2009(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)

Equity	$424	$-	$-	$424
Equity commingled vehicles(b)	-	941	-	941
U.S. Government and municipal bonds	77	30	-	107
Corporate debt securities(c)	-	399	-	399
Mortgage-backed securities	-	361	-	361
Debt security commingled vehicles(d)	-	503	-	503
Convertible bonds	-	293	-	293
Total	$501	$2,527	$-	$3,028
————————————
(a)	See Note 4 for discussion of NextEra Energy's fair value measurement techniques.
(b)	Includes foreign investments of $499 million.
(c)	Includes foreign investments of $45 million.
(d)	Includes foreign investments of $56 million and $53 million of short-term commingled vehicles.

The fair value measurements, all of which were Level 2, of NextEra Energy's other benefits plan assets at December 31, 2010 and 2009 were approximately $20 million and $19 million of equity commingled vehicles (of which $5 million and $4 million were foreign investments) and $12 million and $13 million of debt security commingled vehicles, respectively.

Expected Cash Flows - NextEra Energy anticipates paying approximately $28 million for eligible retiree medical expenses on behalf of the other benefits plan during 2011 with substantially all amounts being reimbursed through a transfer of assets from the qualified pension plan.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:

	Pension Benefits	Other Benefits
	(millions)

2011	$173	$34
2012	$167	$35
2013	$169	$34
2014	$163	$32
2015	$159	$32
2016 - 2020	$814	$153

Net Periodic Cost - The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
			(millions)

Service cost	$59	$51	$54	$6	$5	$5
Interest cost	102	109	102	23	24	25
Expected return on plan assets	(241)	(239)	(240)	(2)	(3)	(3)
Amortization of transition obligation	-	-	-	3	4	4
Amortization of prior service benefit	(3)	(3)	(4)	-	-	-
Amortization of gains	1	(23)	(29)	-	-	-
SERP settlements	1	-	-	-	-	-
Special termination benefits	13	-	-	-	-	-
Net periodic benefit (income) cost at NextEra Energy	$(68)	$(105)	$(117)	$30	$30	$31
Net periodic benefit (income) cost at FPL	$(42)	$(73)	$(84)	$23	$23	$24

Other Comprehensive Income - The components of net periodic benefit income (cost) recognized in OCI for the plans are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
		(millions)

Prior service cost	$-	$(1)	$-	$-
Net gains (losses) (net of none, $24 tax expense, $1 tax expense and $7 tax benefit, respectively)	1	38	2	(10)
Transition obligation	-	-	-	(1)
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of net gains (net of $3 tax benefit)	-	(4)	-	-
Amortization of transition obligation	-	-	-	1
Total	$-	$32	$2	$(10)

Regulatory Assets (Liabilities) - The components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (SERP and Other)
	2010	2009	2010	2009
	(millions)

Prior service cost	$1	$2	$-	$-
Unrecognized (gains) losses	(35)	(159)	(9)	51
Transition obligation	-	-	-	(2)
Amortization of prior service benefit	2	3	-	-
Amortization of gains	-	16	-	-
Amortization of transition obligation	-	-	(2)	(3)
Total	$(32)	$(138)	$(11)	$46

The weighted-average assumptions used to determine net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.50%	6.90%	6.25%	5.50%	6.90%	6.35%
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return(a)	7.75%	7.75%	7.75%	8.00%	8.00%	8.00%
——————————
(a)
In developing the expected long-term rate of return on assets assumption for its plans, NextEra Energy evaluated input from its actuaries as well as information available in the marketplace.  NextEra Energy considered the 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  NextEra Energy also considered its funds' historical compounded returns.  No specific adjustments were made to reflect expectations of future returns.

Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the total service and interest cost recognized at December 31, 2010 by less than $1 million.

Employee Contribution Plans - NextEra Energy offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  NextEra Energy makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $34 million, $38 million and $37 million for NextEra Energy ($26 million, $28 million and $28 million for FPL) for the years ended December 31, 2010, 2009 and 2008, respectively.  See Note 11 - Employee Stock Ownership Plan.

3.  Derivative Instruments

NextEra Energy and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt, and to optimize the value of NextEra Energy Resources' power generation assets.

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

Derivative instruments, when required to be marked to market, are recorded on NextEra Energy's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity clause.  For NextEra Energy's non-rate regulated operations, predominantly NextEra Energy Resources, unless hedge accounting is applied, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NextEra Energy's consolidated statements of income.  Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NextEra Energy's and FPL's consolidated statements of cash flows.

While most of NextEra Energy Resources' derivatives are entered into for the purpose of managing commodity price risk, and to reduce the impact of volatility in interest rates stemming from changes in variable interest rates on outstanding debt, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  NextEra Energy believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the consolidated statements of income.  Generally, NextEra Energy assesses a hedging instrument's effectiveness by using regression analysis for commodity contracts, and nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item for interest rate swaps and foreign currency derivative instruments.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 7.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.

In January 2010, NextEra Energy discontinued hedge accounting for its cash flow hedges related to commodity derivative instruments.  NextEra Energy continues to apply hedge accounting to certain interest rate and foreign currency hedges.  At December 31, 2010, NextEra Energy's AOCI included amounts related to the discontinued commodity cash flow hedges which have expiration dates through December 2012.  Additionally, at December 31, 2010, NextEra Energy had interest rate cash flow hedges with expiration dates through September 2028 and foreign currency cash flow hedges with expiration dates through September 2030.

The net fair values of NextEra Energy's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the consolidated balance sheets as follows:

	NextEra Energy		FPL
	December 31,		December 31,
	2010	2009	2010	2009
	(millions)

Current derivative assets(a)	$506	$357	$8 (b)	$10	(b)
Noncurrent other assets(c)	589	329	1	4
Current derivative liabilities(d)	(536)	(221)	(245)	(77)
Noncurrent derivative liabilities(e)	(243)	(170)	-	(1	)(f)
Total mark-to-market derivative instrument assets (liabilities)	$316	$295	$(236)	$(64)
——————————
(a)
At December 31, 2010 and 2009, NextEra Energy's balances reflect the netting of approximately $23 million and $4 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's consolidated balance sheets.
(c)
At December 31, 2010 and 2009, NextEra Energy's balances reflect the netting of approximately $43 million and $1 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)
At December 31, 2010 and 2009, NextEra Energy's balances reflect the netting of approximately $23 million and $75 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(e)	At December 31, 2010, NextEra Energy's balance reflects the netting of approximately $72 million (none at FPL) in margin cash collateral provided to counterparties.
(f)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

At December 31, 2010 and 2009, NextEra Energy had approximately $7 million and $18 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the consolidated balance sheets.  Additionally, at December 31, 2010 and 2009, NextEra Energy had approximately $58 million and $95 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the consolidated balance sheets.

As discussed above, NextEra Energy uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NextEra Energy's and FPL's net derivative positions at December 31, 2010 and 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NextEra Energy's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	December 31, 2010		December 31, 2009
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$-	$-	$54	$1
Current derivative liabilities	-	-	45	4
Noncurrent other assets	-	-	44	2
Noncurrent derivative liabilities	-	-	8	13
Interest rate swaps:
Current derivative assets	16	-	-	-
Current derivative liabilities	-	64	-	51
Noncurrent other assets	91	-	61	-
Noncurrent derivative liabilities	-	59	-	27
Foreign currency swaps:
Current derivative assets	24	-	-	-
Current derivative liabilities	-	4	-	-
Noncurrent other assets	11	-	5	-
Total	$142	$127	$217	$98

Gains (losses) related to NextEra Energy's cash flow hedges are recorded on NextEra Energy's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2010							Year Ended December 31, 2009
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains (losses) recognized in OCI	$20		$(52)		$24		$(8)	$197		$28		$3		$228
Gains (losses) reclassified from AOCI to net income	$118	(a)	$(65	)(b)	$20	(c)	$73	$164	(a)	$(39	)(b)	$4	(e)	$129
Gains (losses) recognized in income(d)	$1	(a)	$-		$-		$1	$29	(a)	$-		$-		$29
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Loss of approximately $4 million is included in interest expense and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.
(e)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

For the year ended December 31, 2010, NextEra Energy recorded a gain of approximately $11 million on three fair value hedges which is reflected in interest expense in the consolidated statements of income and resulted in a corresponding increase in the related debt.  For the year ended December 31, 2009, NextEra Energy recorded a loss of $6 million on a fair value hedge which is reflected in interest expense in the consolidated statements of income and resulted in a corresponding reduction of the related debt.

The fair values of NextEra Energy's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	December 31, 2010						December 31, 2009
	NextEra Energy		FPL				NextEra Energy		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$754	$278	$9	(a)	$1	(a)	$611	$303	$11	(a)	$1	(a)
Current derivative liabilities	1,848	2,339	12		257		1,002	1,288	18		95
Noncurrent other assets	687	157	1		-		921	699	4		-
Noncurrent derivative liabilities	828	1,084	-		-		128	260	-		1	(b)
Foreign currency swap:
Current derivative assets	13	-	-		-		-	-	-		-
Noncurrent derivative liabilities	-	-	-		-		-	6	-		-
Total	$4,130	$3,858	$22		$258		$2,662	$2,556	$33		$97
——————————
(a)	Included in current other assets on FPL's consolidated balance sheets.
(b)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

Gains (losses) related to NextEra Energy's derivatives not designated as hedging instruments are recorded on NextEra Energy's consolidated statements of income (none at FPL) as follows:

	Year Ended December 31,
	2010		2009
	(millions)
Commodity contracts:
Operating revenues	$531	(a)	$279	(a)
Fuel, purchased power and interchange	1		28
Foreign currency swap:
Other - net	18		(3)
Total	$550		$304
——————————
(a)
In addition, for the year ended December 31, 2010 and 2009, FPL recorded approximately $665 million and $688 million of losses, respectively, related to commodity contracts as regulatory assets on its consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NextEra Energy's and FPL's consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NextEra Energy's and FPL's overall net economic exposure because NextEra Energy and FPL do not use derivative instruments to hedge all of their commodity exposures.  At December 31, 2010, NextEra Energy and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NextEra Energy		FPL
	(millions)

Power	(62)	mwh(a)	-
Natural gas	1,009	mmbtu(b)	794	mmbtu(b)
——————————
(a)	Megawatt-hours
(b)	One million British thermal units

At December 31, 2010, NextEra Energy had 23 interest rate swaps with a notional amount totaling approximately $4.3 billion and three foreign currency swaps with a notional amount totaling approximately $408 million.

Certain of NextEra Energy's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At December 31, 2010, the aggregate fair value of NextEra Energy's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.6 billion ($0.3 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, NextEra Energy or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If Capital Holdings' and FPL's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for Capital Holdings from the current lowest applicable rating), NextEra Energy would be required to post collateral such that the total posted collateral would be approximately $400 million ($100 million at FPL).  If Capital Holdings' and FPL's credit ratings were downgraded to below investment grade, NextEra Energy would be required to post additional collateral such that the total posted collateral would be approximately $2.1 billion ($0.8 billion at FPL).  Some contracts at NextEra Energy, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NextEra Energy could be required to post additional collateral of up to approximately $600 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At December 31, 2010, NextEra Energy had posted approximately $115 million ($5 million at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and Capital Holdings have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NextEra Energy, through NextEra Energy Resources, also enters into full requirements contracts, which, in many cases, meet the definition of derivatives and are measured at fair value.  These contracts typically have one or more inputs that are not observable and are significant to the valuation of the contract.  In addition, certain exchange and non-exchange traded derivative options at NextEra Energy have one or more significant inputs that are not observable, and are valued using industry-standard option models.

In all cases where NextEra Energy and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  This includes, but is not limited to, assumptions about market liquidity, volatility and contract duration.

NextEra Energy uses interest rate and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related to certain outstanding and forecasted debt issuances and borrowings.  NextEra Energy estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements.  Non-performance risk is also considered in the determination of fair value for all derivative assets and liabilities, including the consideration of a credit valuation adjustment.

NextEra Energy's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$-	$122		$-	$-	$122
FPL - equity securities	$-	$7		$-	$-	$7
Special use funds:
NextEra Energy:
Equity securities	$741	$1,245	(b)	$-	$-	$1,986
U.S. Government and municipal bonds	$495	$127		$-	$-	$622
Corporate debt securities	$-	$486		$-	$-	$486
Mortgage-backed securities	$-	$447		$-	$-	$447
Other debt securities	$-	$108		$-	$-	$108
FPL:
Equity securities	$125	$1,082	(b)	$-	$-	$1,207
U.S. Government and municipal bonds	$458	$111		$-	$-	$569
Corporate debt securities	$-	$334		$-	$-	$334
Mortgage-backed securities	$-	$381		$-	$-	$381
Other debt securities	$-	$41		$-	$-	$41
Other investments:
NextEra Energy:
Equity securities	$3	$1		$-	$-	$4
U.S. Government and municipal bonds	$8	$4		$-	$-	$12
Corporate debt securities	$-	$32		$-	$-	$32
Mortgage-backed securities	$-	$58		$-	$-	$58
Other	$5	$10		$-	$-	$15
Derivatives:
NextEra Energy:
Commodity contracts	$1,755	$1,538		$824	$(3,177)	$940	(c)
Interest rate swaps	$-	$107		$-	$-	$107	(c)
Foreign currency swaps	$-	$48		$-	$-	$48	(c)
FPL - commodity contracts	$-	$14		$8	$(13)	$9	(c)
Liabilities:
Derivatives:
NextEra Energy:
Commodity contracts	$1,821	$1,509		$528	$(3,206)	$652	(c)
Interest rate swaps	$-	$123		$-	$-	$123	(c)
Foreign currency swaps	$-	$4		$-	$-	$4	(c)
FPL - commodity contracts	$-	$257		$1	$(13)	$245	(c)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At NextEra Energy, approximately $1,084 million ($980 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

(c)	See Note 3 for a reconciliation of net derivatives to NextEra Energy's and FPL's consolidated balance sheets.

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$-	$79		$-	$-	$79
FPL - equity securities	$-	$43		$-	$-	$43
Special use funds:
NextEra Energy:
Equity securities	$657	$1,048	(b)	$-	$-	$1,705
U.S. Government and municipal bonds	$275	$299		$-	$-	$574
Corporate debt securities	$-	$452		$-	$-	$452
Mortgage-backed securities	$-	$618		$-	$-	$618
Other debt securities	$-	$41		$-	$-	$41
FPL:
Equity securities	$104	$920	(b)	$-	$-	$1,024
U.S. Government and municipal bonds	$230	$278		$-	$-	$508
Corporate debt securities	$-	$346		$-	$-	$346
Mortgage-backed securities	$-	$503		$-	$-	$503
Other debt securities	$-	$27		$-	$-	$27
Other investments:
NextEra Energy:
Equity securities	$3	$4		$-	$-	$7
U.S. Government and municipal bonds	$-	$38		$-	$-	$38
Corporate debt securities	$-	$35		$-	$-	$35
Mortgage-backed securities	$-	$31		$-	$-	$31
Other	$4	$-		$-	$-	$4
Derivatives:
NextEra Energy	$988	$1,089		$801	$(2,192)	$686	(c)
FPL	$-	$20		$13	$(19)	$14	(c)
Liabilities:
Derivatives:
NextEra Energy	$1,110	$1,106		$437	$(2,262)	$391	(c)
FPL	$-	$95		$2	$(19)	$78	(c)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At NextEra Energy, approximately $918 million ($836 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

(c)	See Note 3 for a reconciliation of net derivatives to NextEra Energy's and FPL's consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Year Ended December 31,
	2010		2009
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$364	$11	$404	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	407	-	555	-
Included in regulatory assets and liabilities	1	1	7	7
Purchases, sales, settlements and net option premiums	(432)	(5)	(521)	6
Net transfers in/out(b)	(44)	-	(81)	(1)
Fair value of net derivatives based on significant unobservable inputs at December 31	$296	$7	$364	$11
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$170	$-	$270	$-
——————————
(a)
For the year ended December 31, 2010 and 2009, $384 million and $555 million, respectively, of realized and unrealized gains are reflected in operating revenues in the consolidated statements of income.  For the year ended December 31, 2010, $23 million of realized and unrealized gains are reflected in fuel, purchased power and interchange in the consolidated statements of income.

(b)
For the year ended December 31, 2010, gross transfers of $2 million into Level 3 were a result of decreased observability of market data, and gross transfers of $46 million from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the year ended December 31, 2010 and 2009, $153 million and $270 million, respectively, of unrealized gains are reflected in operating revenues in the consolidated statements of income.  For the year ended December 31, 2010, $17 million of unrealized gains are reflected in fuel, purchased power and interchange in the consolidated statements of income.

5.  Financial Instruments

NextEra Energy and FPL adopted new accounting and disclosure provisions related to other than temporary impairments and the fair value of financial instruments beginning April 1, 2009.  Under the new accounting provisions, an investment in a debt security is required to be assessed for an other than temporary impairment based on whether the entity has an intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized cost basis.  Additionally, if the entity does not expect to recover the amortized cost of a debt security, an impairment is recognized in earnings equal to the estimated credit loss.  For debt securities held as of April 1, 2009 for which an other than temporary impairment had been previously recognized but for which assessment under the new accounting provisions indicates the impairment is temporary, NextEra Energy recorded an adjustment to increase April 1, 2009 retained earnings by approximately $5 million with a corresponding reduction in AOCI.

The carrying amounts of cash equivalents, notes payable and commercial paper approximate their fair values.  At December 31, 2010 and 2009, other investments of NextEra Energy, not included in the table below, included financial instruments of approximately $97 million and $44 million, respectively, including $48 million and $5 million included in other current receivables on the consolidated balance sheets, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31, 2010				December 31, 2009
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NextEra Energy:
Special use funds	$3,742	(a)	$3,742	(b)	$3,390	(a)	$3,390	(b)
Other investments:
Notes receivable	$525		$583	(c)	$534		$556	(c)
Debt securities	$114	(d)	$114	(b)	$104	(d)	$104	(b)
Equity securities	$57		$125	(e)	$45		$105	(e)
Long-term debt, including current maturities	$19,929		$20,756	(f)	$16,869		$17,256	(f)
Interest rate swaps - net unrealized losses	$(16)		$(16	)(g)	$(17)		$(17	)(g)
Foreign currency swaps - net unrealized gains (losses)	$44		$44	(g)	$(1)		$(1	)(g)

FPL:
Special use funds	$2,637	(a)	$2,637	(b)	$2,408	(a)	$2,408	(b)
Long-term debt, including current maturities	$6,727		$7,236	(f)	$5,836		$6,055	(f)
——————————
(a)
At December 31, 2010, includes $76 million of investments accounted for under the equity method and $17 million of loans not measured at fair value on a recurring basis ($94 million and $11 million, respectively, for FPL).  For the remaining balance, see Note 4 for classification by major security type.  The amortized cost of debt and equity securities is $1,616 million and $1,489 million, respectively, at December 31, 2010 and $1,638 million and $1,396 million, respectively, at December 31, 2009 ($1,281 million and $943 million, respectively, at December 31, 2010 and $1,344 million and $873 million, respectively, at December 31, 2009 for FPL).

(b)	Based on quoted market prices for these or similar issues.
(c)
Classified as held to maturity.  Based on market prices provided by external sources.  Notes receivable bear interest at variable rates based on an underlying index plus a margin and mature from 2014 to 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of December 31, 2010, neither NextEra Energy nor FPL had any material notes receivable reported in non-accrual status.

(d)	Classified as trading securities.
(e)	Modeled internally based on latest market data.
(f)	Provided by external sources based on market prices indicative of market conditions.
(g)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $125 million and NextEra Energy's and FPL's nuclear decommissioning fund assets of $3,617 million and $2,512 million, respectively, at December 31, 2010.  The majority of investments held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value (see Note 4).  For FPL's special use funds, consistent with regulatory treatment, market adjustments, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NextEra Energy's non-rate regulated operations, market adjustments result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NextEra Energy's consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2010 of approximately six years at both NextEra Energy and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2010 of approximately three years.  The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale of available for sale securities are as follows:

	NextEra Energy			FPL
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
	(millions)

Realized gains	$106	$108	$50	$49	$48	$38
Realized losses	$30	$30	$54	$22	$25	$50
Proceeds from sale of securities	$6,726	$4,592	$2,235	$5,079	$3,270	$1,454

Unrealized losses on available for sale debt securities at December 31, 2010 and 2009 were not material to NextEra Energy or FPL.  The unrealized gains on available for sale securities are as follows:

	NextEra Energy		FPL
	December 31,		December 31,
	2010	2009	2010	2009
		(millions)

Equity securities	$612	$400	$384	$240
U.S. Government and municipal bonds	$15	$14	$15	$13
Corporate debt securities	$23	$21	$19	$16
Mortgage-backed securities	$20	$22	$18	$18
Other debt securities	$2	$1	$1	$1

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of NextEra Energy or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NextEra Energy Resources' nuclear plants are contained in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for Seabrook, decommissioning fund contributions and withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of NextEra Energy and FPL and rules of the applicable regulatory authorities.  The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps - NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, Capital Holdings has entered into cross currency swaps, two to hedge against currency movements with respect to both interest and principal payments and another to hedge against currency and interest rate movements with respect to both interest and principal payments.  See Note 3.

6.  Income Taxes

The components of income taxes are as follows:

	NextEra Energy			FPL
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008
	(millions)
Federal:
Current(a)	$11	$(18)	$(132)	$113	$63	$117
Deferred	434	290	542	385	342	259
Total federal	445	272	410	498	405	376
State:
Current(a)	11	77	29	49	57	34
Deferred	76	(22)	11	33	11	33
Total state	87	55	40	82	68	67
Total income taxes	$532	$327	$450	$580	$473	$443
——————————
(a)	Includes provision for unrecognized tax benefits.

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	NextEra Energy			FPL
	Years Ended December 31,			Years Ended December 31,
	2010	2009	2008	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	2.4	1.9	1.3	3.5	3.4	3.5
Allowance for other funds used during construction	(0.5)	(1.0)	(0.6)	(0.8)	(1.5)	(1.1)
Amortization of ITCs - FPL	(0.1)	(0.4)	(0.7)	(0.2)	(0.6)	(1.2)
PTCs and ITCs - NextEra Energy Resources	(12.2)	(13.1)	(12.7)	-	-	-
Convertible ITCs - NextEra Energy Resources	(2.5)	(4.3)	-	-	-	-
Other - net	(0.7)	(1.2)	(0.7)	0.5	-	(0.3)
Effective income tax rate	21.4%	16.9%	21.6%	38.0%	36.3%	35.9%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NextEra Energy				FPL
	December 31,				December 31,
	2010		2009		2010	2009
	(millions)
Deferred tax liabilities:
Property-related	$7,795		$6,968		$4,532	$4,202
Pension	485		457		399	392
Storm reserve deficiency	258		279		258	279
Nuclear decommissioning trusts	146		201		-	-
Net unrealized gains on derivatives	226		116		-	-
Deferred fuel costs	101		-		101	-
Other	638		371		187	157
Total deferred tax liabilities	9,649		8,392		5,477	5,030

Deferred tax assets and valuation allowance:
Decommissioning reserves	393		379		323	313
Postretirement benefits	175		183		130	133
Net operating loss carryforwards	663	(a)	270	(a)	-	-
Tax credit carryforwards	1,819	(b)	1,364	(b)	-	-
ARO and accrued asset removal costs	895		896		802	811
Other	790		683		309	249
Valuation allowance(c)	(246)		(129)		-	-
Net deferred tax assets	4,489		3,646		1,564	1,506
Net accumulated deferred income taxes	$5,160		$4,746		$3,913	$3,524
——————————
(a)	Reflects $42 million and $(26) million, respectively, of tax carryforwards related to NextEra Energy's unrecognized tax benefits.
(b)	Amount is presented net of $52 million and $58 million, respectively, of tax carryforwards that are available to offset NextEra Energy's liability for unrecognized tax benefits.
(c)	Amount relates to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	NextEra Energy		FPL
	December 31,		December 31,
	2010	2009	2010	2009
		(millions)

Other current assets	$17	$128	$-	$-
Other assets	106	-	-	-
Other current liabilities	(174)	(14)	(78)	(15)
Accumulated deferred income taxes	(5,109)	(4,860)	(3,835)	(3,509)
Net accumulated deferred income taxes	$(5,160)	$(4,746)	$(3,913)	$(3,524)

The components of NextEra Energy's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2010 are as follows:

	Amount		Expiration Dates
	(millions)

Net operating loss carryforwards:
Federal	$484	(a)	2026 - 2030
State	170		2014 - 2030
Foreign	9		2021 - 2030
Net operating loss carryforwards	$663

Tax credit carryforwards:
Federal	$1,539	(b)	2022 - 2030
State	280		2011 - 2035
Net tax credit carryforwards	$1,819
——————————
(a)	Amount includes $42 million of tax carryforwards related to NextEra Energy's unrecognized tax benefits.
(b)	Amount is presented net of $52 million of tax carryforwards that are available to offset NextEra Energy's liability for unrecognized tax benefits.

The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  Included in the liabilities for unrecognized tax benefits at December 31, 2010 is approximately $6 million at NextEra Energy ($1 million at FPL) that, if disallowed, could impact the annual effective income tax rate.

NextEra Energy recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment.  At December 31, 2010 and 2009, NextEra Energy accrued approximately $135 million and $135 million for net interest receivable ($18 million and $38 million for FPL), respectively.  For the years ended December 31, 2010 and 2009, NextEra Energy recorded $(13) million and $9 million of interest.  Of this amount, $16 million and $13 million of interest income was recognized in NextEra Energy's consolidated statements of income and net deferred charges of $(29) million and $(4) million, respectively, were recognized in regulatory liabilities and regulatory assets on NextEra Energy's and FPL's consolidated balance sheets.

A reconciliation of unrecognized tax benefits is as follows:

	NextEra Energy			FPL
	2010	2009	2008	2010	2009	2008
	(millions)

Balance at beginning of year	$279	$249	$320	$247	$217	$281
Additions based on tax positions related to the current year	4	24	14	-	24	13
Reductions based on tax positions related to the current year	-	-	(44)	-	-	(44)
Additions for tax positions of the prior years	67	26	91	53	26	89
Reductions for tax positions of the prior years	(86)	(20)	(40)	(85)	(20)	(30)
Reductions relating to settlements with taxing authorities	-	-	(92)	-	-	(92)
Balance at end of year(a)	264	279	249	215	247	217
Tax carryforwards, deposits and other receivables	(259)	(239)	(219)	(184)	(192)	(176)
Balance at end of year, net	$5	$40	$30	$31	$55	$41
——————————
(a)	Amounts are net of the federal tax benefit of state tax positions of approximately $15 million, $16 million and $14 million ($11 million, $12 million and $11 million for FPL), respectively.

NextEra Energy and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions.  NextEra Energy and FPL are effectively no longer subject to U.S. federal, state and foreign examinations by taxing authorities for years before 2003.  NextEra Energy is in the process of finalizing a settlement with the Internal Revenue Service (IRS) with respect to the 1988 through 2005 tax years.  The settlement primarily relates to NextEra Energy’s and FPL’s method for certain deductions for repairs, casualty losses and indirect service costs.  This settlement is subject to the approval of the Joint Committee on Taxation.  Income tax returns for 2006, 2007 and 2008 are under examination by the IRS.  The amounts of unrecognized tax benefits and related interest accruals may change within the next twelve months; however, NextEra Energy and FPL do not expect these changes to have a significant impact on NextEra Energy’s or FPL’s financial statements.

7.  Comprehensive Income

The components of NextEra Energy's comprehensive income and accumulated other comprehensive income (loss) are as follows:

		Accumulated Other Comprehensive Income (Loss)
	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Comprehensive Income
	(millions)

Balances, December 31, 2007		$(81)	$197	$116
Net income of NextEra Energy	$1,639				$1,639
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains		(4)	-	(4)	(4)
Reclassification from AOCI to net income (net of $66 tax expense)		90	-	90	90
Net unrealized losses on available for sale securities (net of $30 tax benefit)		-	(46)	(46)	(46)
Adjustments between AOCI and retained earnings		-	(1)	(1)	-
Defined benefit pension and other benefits plans (net of $104 tax benefit)		-	(168)	(168)	(167)
Balances, December 31, 2008		5	(18)	(13)	$1,512
Net income of NextEra Energy	$1,615				$1,615
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (net of $90 tax expense)		137	-	137	137
Reclassification from AOCI to net income (net of $50 tax benefit)(a)		(75)	-	(75)	(75)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $77 tax expense)		-	119	119	119
Reclassification from AOCI to net income (net of $17 tax benefit)		-	(27)	(27)	(27)
Adjustments between AOCI and retained earnings		-	(5)	(5)	-
Defined benefit pension and other benefits plans (net of $14 tax expense)		-	22	22	22
Net unrealized gains on foreign currency translation (net of $5 tax expense)		-	11	11	11
Balances, December 31, 2009		67	102	169	$1,802
Net income of NextEra Energy	$1,957				$1,957
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $3 tax benefit)		(5)	-	(5)	(5)
Reclassification from AOCI to net income (net of $35 tax benefit)		(38)	-	(38)	(38)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $41 tax expense)		-	60	60	60
Reclassification from AOCI to net income (net of $16 tax benefit)		-	(21)	(21)	(21)
Defined benefit pension and other benefits plans (net of $1 tax expense)		-	2	2	2
Net unrealized losses on foreign currency translation		-	(1)	(1)	(1)
Balances, December 31, 2010		$24 (b)	$142 (c)	$166	$1,954
——————————
(a)
Includes amounts reclassified into earnings due to discontinuance of cash flow hedges of approximately $3 million (net of $2 million tax benefit) for which the hedged transactions are no longer probable of occurring.

(b)
Approximately $4 million of losses, related to derivative instruments, is expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or principal and/or interest payments are made.  Such amount assumes no change in fuel prices, power prices,  interest rates or scheduled principal payments.

(c)	Approximately $1 million of prior service benefits and approximately $1 million of transition obligations is expected to be reclassified into earnings within the next twelve months.

8.  Jointly-Owned Electric Plants

Certain NextEra Energy subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  The subsidiaries are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and statement of income captions.  NextEra Energy's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange, O&M expenses, depreciation and amortization expense and taxes other than income taxes and other on NextEra Energy's and FPL's consolidated statements of income.

NextEra Energy's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2010
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)

FPL:
St. Lucie Unit No. 2	85%	$1,359	$585	$199
St. Johns River Power Park units and coal terminal	20%	$391	$152	$3
Scherer Unit No. 4	76%	$703	$218	$251
NextEra Energy Resources:
Duane Arnold	70%	$324	$62	$27
Seabrook	88.23%	$848	$141	$71
Wyman Station Unit No. 4	84.35%	$104	$39	$-
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$59	$12	$5
——————————
(a)	Excludes nuclear fuel.

9.  Variable Interest Entities

As of December 31, 2010, NextEra Energy has eight VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $444 million at December 31, 2010 and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on NextEra Energy's and FPL's consolidated balance sheets.  The liabilities of the VIE were approximately $542 million at December 31, 2010 and consisted primarily of storm-recovery bonds, which are included in long-term debt on NextEra Energy's and FPL's consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 mw coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2010, 2009 and 2008, FPL purchased 1,502,234 mwh, 1,604,735 mwh and 1,725,798 mwh, respectively, from the facility at a total cost of approximately $184 million, $173 million and $158 million, respectively.

Additionally, FPL entered into a PPA effective in 1995 with a 330 mw coal-fired qualifying facility to purchase substantially all of the facility's electrical output over a substantial portion of its estimated useful life.  The facility is considered a VIE because FPL absorbs a portion of the facility’s variability related to changes in the market price of coal through the energy payment.  Since FPL does not control the most significant activities of the facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate this VIE.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL’s customers through the fuel clause as approved by the FPSC.

In March 2010, FPL terminated its nuclear fuel lease agreements with a VIE from which it had previously leased nuclear fuel.  Upon termination of the lease agreements, FPL no longer consolidates the VIE since it no longer has a variable interest in the lessor.  Upon deconsolidation, FPL did not recognize any gain or loss and there was no significant effect on NextEra Energy’s and FPL’s consolidated balance sheets.

NextEra Energy Resources - NextEra Energy consolidates six NextEra Energy Resources’ VIEs.  NextEra Energy Resources is considered the primary beneficiary of these VIEs since NextEra Energy Resources controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

Three of NextEra Energy Resources’ VIEs consolidate several entities which own and operate natural gas and/or oil electric generating facilities with the capability of producing a total of 1,285 mw.  These VIEs sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2018 through 2022.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  These VIEs use third party debt and equity to finance their operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $829 million and $455 million, respectively, at December 31, 2010 and consisted primarily of property, plant and equipment and long-term debt.

The other three NextEra Energy Resources’ VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 1,077 mw and an entity which owns and operates a 78 mile, 230 kilovolt transmission line.  These VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2034.  The VIEs use both third-party debt and equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $1.7 billion and $1.6 billion, respectively, at December 31, 2010, and consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of December 31, 2010, several NextEra Energy subsidiaries have investments totaling approximately $646 million ($480 million at FPL) in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included primarily in special use funds and other investments on NextEra Energy's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets.  NextEra Energy is considered the primary beneficiary and therefore consolidates one of these entities with total assets of approximately $53 million.  NextEra Energy is considered the primary beneficiary of this entity because FPL and NextEra Energy Resources are equal investors and combined, are the majority investors in this entity and absorb substantially all of the expected losses and residual returns.  With respect to the other entities, NextEra Energy subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because NextEra Energy subsidiaries do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

10.  Investments in Partnerships and Joint Ventures

NextEra Energy Resources - NextEra Energy Resources has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which own electric generating facilities.  At December 31, 2010 and 2009, NextEra Energy Resources' investments in partnerships and joint ventures totaled approximately $217 million and $173 million, respectively, which is included in other investments on NextEra Energy's consolidated balance sheets.  NextEra Energy Resources' interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2010, the principal operating entities included in NextEra Energy Resources' investments in partnerships and joint ventures were Northeast Energy, LP, Mojave 3/4/5, Luz Solar Partners Ltd., III, Luz Solar Partners Ltd., IV and Luz Solar Partners Ltd., V and in 2009 also included Mojave 16/17/18 LLC.

Summarized combined information for these principal operating entities is as follows:

	2010	2009
	(millions)

Net income	$81	$78
Total assets	$660	$717
Total liabilities	$210	$354
Partners'/members' equity	$450	$363

NextEra Energy Resources' share of underlying equity in the principal operating entities	$223	$180
Difference between investment carrying amount and underlying equity in net assets(a)	(26)	(15)
NextEra Energy Resources' investment carrying amount for the principal operating entities	$197	$165
——————————
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of NextEra Energy Resources provide services to the partnerships and joint ventures, including operations and maintenance and business management services.  NextEra Energy's operating revenues for the years ended December 31, 2010, 2009 and 2008 include approximately $25 million, $21 million and $21 million, respectively, related to such services.  The net receivables at December 31, 2010 and 2009, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $36 million and $29 million, respectively, and are included in other receivables on NextEra Energy's consolidated balance sheets.

NextEra Energy - In 2004, a trust created by NextEra Energy sold $300 million of 5 7/8% preferred trust securities to the public and $9 million of common trust securities to NextEra Energy.  The trust is an unconsolidated 100%-owned finance subsidiary.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from Capital Holdings.  NextEra Energy has fully and unconditionally guaranteed the preferred trust securities and the junior subordinated debentures.

11.  Common and Preferred Stock

Earnings Per Share - The reconciliation of NextEra Energy's basic and diluted earnings per share of common stock is as follows:

	Years Ended December 31,
	2010	2009	2008
	(millions, except per share amounts)

Numerator - net income	$1,957	$1,615	$1,639
Denominator:
Weighted-average number of common shares outstanding - basic	410.3	404.4	400.1
Options, performance share awards, restricted stock, equity units and warrants(a)	2.7	2.8	2.6
Weighted-average number of common shares outstanding - assuming dilution	413.0	407.2	402.7

Earnings per share of common stock:
Basic	$4.77	$3.99	$4.10
Assuming dilution	$4.74	$3.97	$4.07
——————————
(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Options, performance share awards, restricted stock, equity units and warrants are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 9.1 million, 0.8 million and 0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Common Stock Dividend Restrictions - NextEra Energy's charter does not limit the dividends that may be paid on its common stock.  FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NextEra Energy.  These restrictions do not currently limit FPL's ability to pay dividends to NextEra Energy.

Employee Stock Ownership Plan - The employee retirement savings plans of NextEra Energy include a leveraged ESOP feature.  Shares of common stock held by the trust for the employee retirement savings plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by a subsidiary of Capital Holdings.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with shares of common stock, at prevailing market prices, in an equivalent amount.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense of approximately $37 million, $42 million and $40 million in 2010, 2009 and 2008, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2010 was approximately $69 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of NextEra Energy common stock at December 31, 2010 was approximately $248 million.

Stock-Based Compensation - Net income for the years ended December 31, 2010, 2009 and 2008 includes approximately $57 million, $51 million and $47 million, respectively, of compensation costs and $22 million, $20 million and $18 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Compensation cost capitalized for the years ended December 31, 2010, 2009 and 2008 was not material.  As of December 31, 2010, there were approximately $63 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.9 years.

At December 31, 2010, approximately 26 million shares of common stock were authorized and approximately 11 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of NextEra Energy and its subsidiaries under NextEra Energy's amended and restated long-term incentive plan and non-employee directors stock plans.  NextEra Energy satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  NextEra Energy satisfies stock option exercises by issuing new shares of its common stock and generally grants most of its stock options in the first quarter of each year.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of NextEra Energy common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated based upon the closing market price of NextEra Energy common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up based on actual performance.

The activity in restricted stock and performance share awards for the year ended December 31, 2010 was as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted Stock:
Nonvested balance, January 1, 2010	1,143,282	$55.55
Granted	607,000	$46.72
Vested	(523,365)	$57.42
Forfeited	(72,327)	$50.21
Nonvested balance, December 31, 2010	1,154,590	$50.40

Performance Share Awards:
Nonvested balance, January 1, 2010	1,157,343	$51.20
Granted	717,590	$42.95
Vested	(465,780)	$53.97
Forfeited	(90,755)	$48.26
Nonvested balance, December 31, 2010	1,318,398	$45.96

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2009 and 2008 was $51.50 and $62.66, respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2009 and 2008 was $42.66 and $51.48, respectively.

The total fair value of restricted stock and performance share awards vested was $47 million, $46 million and $64 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of NextEra Energy common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2010	2009	2008

Expected volatility(a)	20.74 - 21.64%	19.02 - 20.23%	17.33%
Expected dividends	3.61 - 4.39%	3.35 - 3.71%	2.75%
Expected term (years)	6 (b)	6 (b)	6 (c)
Risk-free rate	1.65 - 2.91%	2.68 - 2.97%	3.24%
——————————
(a)	Based on historical experience.
(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.
(c)	NextEra Energy used the "simplified" method to calculate the expected term.

Option activity for the year ended December 31, 2010 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, January 1, 2010	5,739,263	$35.65
Granted	687,001	$45.71
Exercised	(1,384,015)	$29.52
Forfeited	(3,197)	$64.69
Expired	(2,400)	$25.27
Balance, December 31, 2010	5,036,652	$38.69	4.4	$73

Exercisable, December 31, 2010	3,942,358	$35.85	3.2	$68

The weighted-average grant date fair value of options granted was $6.22, $6.79 and $9.90 per share for the years ended December 31, 2010, 2009 and 2008, respectively.  The total intrinsic value of stock options exercised was approximately $32 million, $9 million and $17 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash received from option exercises was approximately $41 million, $10 million and $14 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The tax benefits realized from options exercised were approximately $12 million, $3 million and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Continuous Offering of NextEra Energy Common Stock - In December 2010, NextEra Energy completed the program it commenced in January 2009 under which it offered and sold, from time to time, NextEra Energy common stock having a gross sales price of up to $400 million.  During 2010 and 2009, NextEra Energy received gross proceeds through the sale and issuance of common stock under this program of approximately $240 million and $160 million, respectively.

Preferred Stock - NextEra Energy's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of preferred stock, no par value, none of which are outstanding.

12.  Debt

Long-term debt consists of the following:

	December 31,
	2010	2009
	(millions)
FPL:
First mortgage bonds - maturing 2013 through 2041 - 4.85% to 6.20%	$5,540	$4,640
Storm-recovery bonds - maturing 2013 through 2021 - 5.0440% to 5.2555%(a)	531	572
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020 through 2029 - variable, 0.3% and 0.2% weighted-average interest rates, respectively(b)	633	633
Other long-term debt - maturing 2011 through 2040 - 4.000% to 5.250%	57	24
Unamortized discount	(34)	(33)
Total long-term debt of FPL	6,727	5,836
Less current maturities of long-term debt	45	42
Long-term debt of FPL, excluding current maturities	6,682	5,794
Capital Holdings:
Debentures - maturing 2011 through 2019 - 2.55% to 7 7/8%	2,500	1,850
Debentures - maturing 2011 through 2012 - variable, 1.0% and 0.9% weighted-average interest rate, respectively(c)(d)	450	450
Debentures, related to NextEra Energy's equity units - maturing 2014 and 2015 - 3.60% and 1.90%	753	350
Junior Subordinated Debentures - maturing 2044 through 2069 - 5 7/8% to 8.75%	2,353	2,353
Senior secured bonds - maturing 2030 - 7.500%(e)	500	500
Japanese yen denominated senior notes - maturing 2030 - 5.1325%(d)	123	-
Japanese yen denominated term loans - maturing 2011 - variable, 2.2% and 3.3% weighted-average interest rate, respectively(c)(d)	327	287
Term loans - maturing 2011 through 2014 - variable, 1.2% and 1.0% weighted-average interest rate, respectively(c)	950	910
Fair value swap	3	14
Unamortized discount	(8)	(3)
Total long-term debt of Capital Holdings	7,951	6,711
Less current maturities of long-term debt	1,485	200
Long-term debt of Capital Holdings, excluding current maturities	6,466	6,511
NextEra Energy Resources:
Senior secured limited recourse bonds and notes - maturing 2013 through 2037 - 5.608% to 7.59%	2,652	2,488
Other long-term debt - maturing 2012 through 2028 - primarily limited recourse and variable, 2.6% and 2.4% weighted-average interest rates, respectively(c)(d)	2,521	1,833
Canadian revolving credit facility - maturing 2013 - variable, 1.3%(c)	82	-
Unamortized premium	-	1
Total long-term debt of NextEra Energy Resources	5,255	4,322
Less current maturities of long-term debt	390	327
Long-term debt of NextEra Energy Resources, excluding current maturities	4,865	3,995
Total long-term debt	$18,013	$16,300
—————————————
(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it began being paid semiannually and sequentially on February 1, 2008, when the first semiannual interest payment became due.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2010, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving lines of credit are available to support the purchase of tax exempt bonds.

(c)	Variable rate is based on an underlying index plus a margin.
(d)	Interest rate swap agreements have been entered into for the majority of these debt issuances.
(e)	Issued by a wholly-owned subsidiary of Capital Holdings and collateralized by a third-party note receivable held by that subsidiary. See Note 5.

Minimum annual maturities of long-term debt for NextEra Energy are approximately $1,920 million, $816 million, $1,816 million, $940 million and $1,814 million for 2011, 2012, 2013, 2014 and 2015, respectively.  The respective amounts for FPL are approximately $45 million, $50 million, $453 million, $56 million and $60 million.

At December 31, 2010 and 2009, commercial paper borrowings had a weighted-average interest rate of 0.39% (0.26% for FPL) and 0.19% (0.19% for FPL), respectively.  Available lines of credit aggregated approximately $7.4 billion ($4.4 billion for Capital Holdings and $3.0 billion for FPL) at December 31, 2010 and were available to support Capital Holdings' and FPL's commercial paper programs.  These facilities provide for the issuance of letters of credit of up to approximately $6.4 billion.  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2010, letters of credit totaling $771 million and $8 million were outstanding under the Capital Holdings and FPL credit facilities, respectively.

NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most of those under Capital Holdings' debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  Capital Holdings has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.

In 2008, FPL entered into a reclaimed water agreement with Palm Beach County, Florida (PBC) to provide FPL's WCEC with reclaimed water for cooling purposes beginning in January 2011.  Under the reclaimed water agreement, FPL is to construct a reclaimed water system, including modifications to an existing treatment plant and a water pipeline, that PBC will legally own and operate.  The reclaimed water agreement also requires PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system.  In 2009, PBC issued approximately $68 million principal amount of Palm Beach County, Florida Water and Sewer Revenue Bonds.  Under the reclaimed water agreement, FPL will pay PBC an operating fee for the reclaimed water delivered which will be used by PBC to, among other things, service the principal of, and interest on, the bonds.  The portion of the operating fee related to PBC's servicing principal of, and interest on, the bonds will be paid by FPL, beginning October 2011, until final maturity of the bonds.  FPL does not have a direct obligation to the bondholders; however, if FPL or PBC were to terminate the reclaimed water agreement, FPL would be obligated to continue to pay the portion of the operating fee intended to reimburse PBC for costs related to issuance of the bonds, including amounts to be used by PBC to service the principal of, and interest on, the bonds.  In the event of a default by PBC under the reclaimed water agreement, FPL would have certain rights, including, among other things, the right to appoint a third-party contractor to repair, and restore operations of, the reclaimed water treatment plant, and, in the event of a termination of the reclaimed water agreement by FPL relating to a PBC default, the right to assume ownership of the reclaimed water pipeline from PBC.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and NextEra Energy are recording electric utility plant in service and other property as costs are incurred and long-term debt (see FPL's other long-term debt in the table above) as costs are eligible for reimbursement by PBC to FPL.

In 2009, NextEra Energy sold $350 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NextEra Energy common stock (stock purchase contract) and, initially, a 1/20, or 5%, undivided beneficial ownership interest in a Series C Debenture due June 1, 2014 issued in the principal amount of $1,000 by Capital Holdings (see table above).  Each stock purchase contract requires the holder to purchase by no later than June 1, 2012 (the final settlement date) for a price of $50 in cash, a number of shares of NextEra Energy common stock (subject to antidilution adjustments) based on a price per share range of $55.67 to $66.80.  If purchased on the final settlement date, as of December 31, 2010, the number of shares issued would (subject to antidilution adjustments) range from 0.9000 shares if the applicable market value of a share of common stock is less than or equal to $55.67, to 0.7501 shares if the applicable market value of a share is equal to or greater than $66.80, with applicable market value to be determined using the average closing prices of NextEra Energy common stock over a 20-day trading period ending May 29, 2012.  Total annual distributions on the equity units will be at the rate of 8.375%, consisting of interest on the debentures (3.60% per year) and payments under the stock purchase contracts (4.775% per year).  The interest rate on the debentures is expected to be reset on or after December 1, 2011.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the Capital Holding debentures that are part of its equity unit.  The undivided beneficial ownership interest in the Capital Holdings debenture that is a component of each Corporate Unit is pledged to NextEra Energy to secure the holder’s obligation to purchase NextEra Energy common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NextEra Energy of its intention to settle the stock purchase contract with cash, NextEra Energy would exercise its rights as a secured party in the debentures to satisfy in full the holders’ obligations to purchase NextEra Energy common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NextEra Energy.

In 2010, NextEra Energy sold $402.5 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NextEra Energy common stock (stock purchase contract) and, initially, a 1/20, or 5%, undivided beneficial ownership interest in a Series D Debenture due September 1, 2015 issued in the principal amount of $1,000 by Capital Holdings (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2013 (the final settlement date) for a price of $50 in cash, a number of shares of NextEra Energy common stock (subject to antidilution adjustments) based on a price per share range of $55.02 to $68.78.  If purchased on the final settlement date, as of December 31, 2010, the number of shares issued would (subject to antidilution adjustments) range from 0.9088 shares if the applicable market value of a share of common stock is less than or equal to $55.02, to 0.7270 shares if the applicable market value of a share is equal to or greater than $68.78, with applicable market value to be determined using the average closing prices of NextEra Energy common stock over a 20-day trading period ending August 28, 2013.  Total annual distributions on the equity units will be at the rate of 7.00%, consisting of interest on the debentures (1.90% per year) and payments under the stock purchase contracts (5.10% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2013.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the Capital Holdings debentures that are part of its equity unit.  The undivided beneficial ownership interest in the Capital Holdings debenture that is a component of each Corporate Unit is pledged to NextEra Energy to secure the holder’s obligation to purchase NextEra Energy common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NextEra Energy of its intention to settle the stock purchase contract with cash, NextEra Energy would exercise its rights as a secured party in the debentures to satisfy in full the holders’ obligations to purchase NextEra Energy common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NextEra Energy.

Prior to the issuance of NextEra Energy’s common stock, the stock purchase contracts will be reflected in NextEra Energy’s diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of NextEra Energy common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the stock purchase contracts over the number of shares that could be purchased by NextEra Energy in the market, at the average market price during the period, using the proceeds receivable upon settlement.

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

A rollforward of NextEra Energy's and FPL's ARO is as follows:

	FPL		NextEra Energy Resources		NextEra Energy
			(millions)

Balance, December 31, 2008	$1,743		$540		$2,283
Liabilities incurred	-		4		4
Accretion expense	96		36		132
Revision in estimated cash flows - net	(6)		5		(1)
Balance, December 31, 2009	1,833		585		2,418
Liabilities incurred	-		3		3
Accretion expense	101		36		137
Liabilities settled	-		(1)		(1)
Revision in estimated cash flows - net	(851	)(a)	(67	)(b)	(918)
Balance, December 31, 2010	$1,083		$556		$1,639
—————————————
(a)
Primarily reflects the effect of a decrease in the escalation rates used to determine the ultimate projected costs of decommissioning FPL's nuclear units and lower costs due to the expected future reimbursement by the DOE of certain spent fuel storage costs as stipulated by a spent fuel settlement agreement.

(b)
Primarily reflects the effect of revised probability assessments regarding when assets will be retired and ultimately decommissioned and lower costs due to the expected future reimbursement by the DOE of certain spent fuel storage costs as stipulated by a spent fuel settlement agreement.

Restricted funds for the payment of future expenditures to decommission NextEra Energy's and FPL's nuclear units included in special use funds on NextEra Energy's and FPL's consolidated balance sheets are as follows (see Note 5):

	FPL	NextEra Energy Resources	NextEra Energy
		(millions)

Balance, December 31, 2010	$2,512	$1,105	$3,617
Balance, December 31, 2009	$2,285	$982	$3,267

NextEra Energy and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by NextEra Energy or FPL.  In addition, NextEra Energy has identified but not recognized ARO liabilities related to the majority of NextEra Energy Resources' hydro facilities.  These easements are generally perpetual and, along with the hydro facilities, only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose.  The ARO liability is not estimable for such easements and hydro facilities as NextEra Energy and FPL intend to use these properties and facilities indefinitely.  In the event NextEra Energy and FPL decide to abandon or cease the use of a particular easement and/or hydro facility, an ARO liability would be recorded at that time.

14.  Commitments and Contingencies

Commitments - NextEra Energy and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other include the cost for construction of a transmission line in Texas and FPL FiberNet, LLC's (FPL FiberNet) costs to meet customer-specific requirements and maintain its fiber-optic network.

At December 31, 2010, estimated planned capital expenditures for 2011 through 2015 were as follows:

	2011	2012	2013	2014	2015	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$1,520	$1,870	$500	$105	$-	$3,995
Existing	655	570	610	665	490	2,990
Transmission and distribution	720	870	820	760	840	4,010
Nuclear fuel	260	170	255	205	220	1,110
General and other	120	145	95	120	105	585
Total	$3,275	$3,625	$2,280	$1,855	$1,655	$12,690

NextEra Energy Resources:
Wind(d)	$505	$30	$10	$5	$-	$550
Solar(e)	955	885	420	75	-	2,335
Nuclear(f)	585	275	250	250	265	1,625
Natural gas	140	35	65	40	120	400
Other(g)	85	75	50	60	50	320
Total	$2,270	$1,300	$795	$430	$435	$5,230

Corporate and Other(h)	$400	$490	$70	$30	$30	$1,020
——————————
(a)	Includes AFUDC of approximately $49 million, $76 million, $79 million, $29 million and $3 million in 2011 to 2015, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $98 million, $75 million and $24 million in 2011 to 2013, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new wind generation of approximately 3,500 mw to 5,000 mw in 2010 through 2014, including 754 mw added in 2010 and approximately 700 mw to 1,000 mw in 2011, at a total cost of approximately $7 billion to $10 billion.

(e)
Consists of capital expenditures for planned new solar projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new solar generation of approximately 400 mw to 600 mw in 2010 through 2014, including 5 mw added in 2010, at a total cost of approximately $3 billion to $4 billion.

(f)	Includes nuclear fuel.
(g)
Consists of capital expenditures that have received applicable internal approvals.  NextEra Energy Resources plans to add natural gas infrastructure projects totaling approximately $400 million to $600 million in 2010 through 2014.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC of approximately $9 million, $41 million and $18 million in 2011 to 2013, respectively.

NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most payment obligations under Capital Holdings' debt and guarantees.  Additionally, at December 31, 2010, subsidiaries of NextEra Energy, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements/contracts, with remaining terms ranging from less than one year to seven years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2010 was approximately $34 million.  At December 31, 2010, NextEra Energy did not have any liabilities recorded for these guarantees.  In certain instances, NextEra Energy can seek recourse from third parties for amounts paid under the guarantees.  At December 31, 2010, the fair value of these guarantees was not material.

Contracts - In addition to the estimated planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 mw annually through 2015 and 375 mw annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 650 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2032.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has one agreement with an electricity supplier to purchase approximately 155 mw of power with an expiration date of 2012.  In general, the agreement requires FPL to make a capacity payment and supply the fuel consumed by the plant under the contract.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from April 2011 through 2031, approximately $1.1 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from March 2011 through 2033.

The required capacity and/or minimum payments under the contracts discussed above as of December 31, 2010 were estimated as follows:

	2011	2012	2013	2014	2015	Thereafter
FPL:	(millions)
Capacity payments:(a)
Qualifying facilities	$270	$290	$270	$275	$280	$2,605
JEA and Southern subsidiaries	$210	$210	$205	$185	$160	$195
Other electricity suppliers	$10	$5	$-	$-	$-	$-
Minimum payments, at projected prices:
Natural gas, including transportation and storage(b)	$2,185	$1,130	$575	$570	$550	$7,470
Oil(b)	$150	$-	$-	$-	$-	$-
Coal(b)	$90	$70	$60	$5	$-	$-

NextEra Energy Resources(c)	$1,250	$225	$180	$165	$165	$830
——————————
(a)
Capacity payments under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $537 million, $603 million and $584 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $434 million, $439 million and $510 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Due to the high cost and limited coverage available from third-party insurers, NextEra Energy does not have insurance coverage for a substantial portion of its transmission and distribution property and has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC (see Note 1 - Revenues and Rates) or through securitization provisions pursuant to Florida law.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NextEra Energy and FPL and could have a material adverse effect on NextEra Energy's and FPL's financial condition and results of operations.

Legal Proceedings - In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997.  The EPA has made revisions to its civil penalty rule such that the maximum penalty is $27,500 per day for each violation from January 31, 1997 through March 15, 2004, $32,500 per day for each violation from March 16, 2004 through January 12, 2009 and $37,500 per day for each violation thereafter.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the U.S. Supreme Court's decision.

In 1995 and 1996, NextEra Energy, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NextEra Energy and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999.  NextEra Energy has filed an answer to the complaint.  NextEra Energy believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NextEra Energy, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in September 2011.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of renewable energy credits each year during the period from 2002 through 2005 and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  Following a jury trial in 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damage clause.  The appellate court has remanded the case back to the trial court for further proceedings to determine the amount of damages payable by the NextEra Energy Resources Affiliates.  The NextEra Energy Resources Affiliates filed a motion for rehearing of the appellate court’s decision, which motion was denied, and will appeal the appellate court decision to the Texas Supreme Court.

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

15.  Segment Information

NextEra Energy's reportable segments are FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Beginning in 2010, NextEra Energy Resources' segment information includes an allocation of interest expense from Capital Holdings based on a deemed capital structure of 70% debt and allocated shared service costs.  These changes were made to reflect an expected average capital structure at Capital Holdings and more accurately reflect NextEra Energy Resources' operating costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NextEra Energy's operating revenues derived from the sale of electricity represented approximately 95%, 98% and 96% of NextEra Energy's operating revenues for the years ended December 31, 2010, 2009 and 2008.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2010, 2009 and 2008.  At December 31, 2010 and 2009, approximately 1% of long-lived assets were located in foreign countries.

NextEra Energy's segment information is as follows:

	2010				2009				2008
	FPL	NextEra Energy Resources(a)	Corp. and Other	Total	FPL	NextEra Energy Resources(a)(c)	Corp. and Other(c)	Total	FPL	NextEra Energy Resources(a)(c)	Corp. and Other(c)	Total
					(millions)

Operating revenues	$10,485	$4,636	$196	$15,317	$11,491	$3,997	$155	$15,643	$11,649	$4,570	$191	$16,410
Operating expenses	$8,636	$3,286	$152	$12,074	$9,910	$3,024	$115	$13,049	$10,120	$3,305	$160	$13,585
Interest expense	$361	$515	$103	$979	$318	$460	$71	$849	$334	$418	$61	$813
Interest income	$-	$21	$70	$91	$1	$23	$54	$78	$11	$27	$34	$72
Depreciation and amortization	$1,008	$778	$21	$1,807	$1,097	$651	$17	$1,765	$860	$565	$17	$1,442
Equity in earnings of equity method investees	$-	$58	$-	$58	$-	$52	$-	$52	$-	$93	$-	$93
Income tax expense (benefit)(b)	$580	$(11)	$(37)	$532	$473	$(158)	$12	$327	$443	$27	$(20)	$450
Net income (loss)	$945	$980	$32	$1,957	$831	$759	$25	$1,615	$789	$831	$19	$1,639
Capital expenditures, independent power and other investments and nuclear fuel purchases	$2,706	$3,072	$68	$5,846	$2,717	$3,235	$54	$6,006	$2,367	$2,829	$40	$5,236
Property, plant and equipment	$32,423	$21,304	$494	$54,221	$30,982	$18,844	$343	$50,169	$28,972	$16,268	$288	$45,528
Accumulated depreciation and amortization	$10,871	$4,073	$202	$15,146	$10,578	$3,341	$172	$14,091	$10,189	$2,771	$157	$13,117
Total assets	$28,698	$22,389	$1,907	$52,994	$26,812	$20,136	$1,510	$48,458	$26,175	$17,157	$1,489	$44,821
Investment in equity method investees	$-	$217	$10	$227	$-	$173	$10	$183	$-	$189	$9	$198
————————————
(a)
Interest expense allocated from Capital Holdings to NextEra Energy Resources is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NextEra Energy Resources' subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	NextEra Energy Resources' tax expense (benefit) includes PTCs that were recognized based on its tax sharing agreement with NextEra Energy. See Note 1 - Income Taxes.
(c)	Segment information restated for the changes discussed above.

16.  Summarized Financial Information of Capital Holdings

Capital Holdings, a 100% owned subsidiary of NextEra Energy, provides funding for and holds ownership interests in NextEra Energy's operating subsidiaries other than FPL.  Most of Capital Holdings' debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NextEra Energy.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2010				Year Ended December 31, 2009				Year Ended December 31, 2008
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
	(millions)

Operating revenues	$-	$4,843	$10,474	$15,317	$-	$4,164	$11,479	$15,643	$-	$4,770	$11,640	$16,410
Operating expenses	(4)	(3,446)	(8,624)	(12,074)	-	(3,151)	(9,898)	(13,049)	-	(3,474)	(10,111)	(13,585)
Interest expense	(15)	(618)	(346)	(979)	(17)	(531)	(301)	(849)	(18)	(479)	(316)	(813)
Other income (deductions) - net	1,947	188	(1,910)	225	1,632	160	(1,595)	197	1,663	44	(1,630)	77
Income (loss) before income taxes	1,928	967	(406)	2,489	1,615	642	(315)	1,942	1,645	861	(417)	2,089
Income tax expense (benefit)	(29)	(19)	580	532	-	(145)	472	327	6	2	442	450
Net income (loss)	$1,957	$986	$(986)	$1,957	$1,615	$787	$(787)	$1,615	$1,639	$859	$(859)	$1,639
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2010				December 31, 2009
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$19	$21,779	$32,423	$54,221	$2	$19,185	$30,982	$50,169
Less accumulated depreciation and amortization	-	(4,275)	(10,871)	(15,146)	-	(3,513)	(10,578)	(14,091)
Total property, plant and equipment - net	19	17,504	21,552	39,075	2	15,672	20,404	36,078
CURRENT ASSETS
Cash and cash equivalents	-	282	20	302	-	156	82	238
Receivables	654	1,380	548	2,582	453	1,247	547	2,247
Other	9	1,024	1,341	2,374	4	1,258	590	1,852
Total current assets	663	2,686	1,909	5,258	457	2,661	1,219	4,337
OTHER ASSETS
Investment in subsidiaries	14,150	-	(14,150)	-	12,785	-	(12,785)	-
Other	365	3,845	4,451	8,661	557	3,257	4,229	8,043
Total other assets	14,515	3,845	(9,699)	8,661	13,342	3,257	(8,556)	8,043
TOTAL ASSETS	$15,197	$24,035	$13,762	$52,994	$13,801	$21,590	$13,067	$48,458

CAPITALIZATION
Common shareholders' equity	$14,461	$4,359	$(4,359)	$14,461	$12,967	$4,349	$(4,349)	$12,967
Long-term debt	-	11,331	6,682	18,013	-	10,506	5,794	16,300
Total capitalization	14,461	15,690	2,323	32,474	12,967	14,855	1,445	29,267
CURRENT LIABILITIES
Debt due within one year	-	2,664	145	2,809	-	1,729	860	2,589
Accounts payable	-	571	553	1,124	-	453	539	992
Other	352	1,361	1,258	2,971	417	1,170	1,281	2,868
Total current liabilities	352	4,596	1,956	6,904	417	3,352	2,680	6,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	556	1,083	1,639	-	585	1,833	2,418
Accumulated deferred income taxes	53	1,336	3,720	5,109	94	1,318	3,448	4,860
Regulatory liabilities	46	-	4,213	4,259	16	-	3,166	3,182
Other	285	1,857	467	2,609	307	1,480	495	2,282
Total other liabilities and deferred credits	384	3,749	9,483	13,616	417	3,383	8,942	12,742
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$15,197	$24,035	$13,762	$52,994	$13,801	$21,590	$13,067	$48,458
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2010				Year Ended December 31, 2009				Year Ended December 31, 2008
	NextEra Energy (Guar- antor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guar- antor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guar- antor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,178	$1,940	$716	$3,834	$591	$1,513	$2,359	$4,463	$766	$1,182	$1,455	$3,403

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	-	(3,140)	(2,706)	(5,846)	-	(3,289)	(2,717)	(6,006)	(12)	(2,857)	(2,367)	(5,236)
Capital contribution to FPL	(660)	-	660	-	-	-	-	-	(75)	-	75	-
Cash grants under the Recovery Act	-	428	160	588	-	100	-	100	-	-	-	-
Funding of loan	-	-	-	-	-	-	-	-	-	(500)	-	(500)
Other - net	-	5	(31)	(26)	(7)	1	(23)	(29)	-	-	(72)	(72)
Net cash used in investing activities	(660)	(2,707)	(1,917)	(5,284)	(7)	(3,188)	(2,740)	(5,935)	(87)	(3,357)	(2,364)	(5,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	2,800	924	3,724	-	2,704	516	3,220	-	3,238	589	3,827
Retirements of long-term debt	-	(727)	(42)	(769)	-	(1,371)	(264)	(1,635)	-	(1,118)	(240)	(1,358)
Proceeds from sale of differential membership interests	-	261	-	261	-	-	-	-	-	-	-	-
Net change in short-term debt	-	(414)	(716)	(1,130)	-	110	44	154	-	917	(69)	848
Issuances of common stock - net	308	-	-	308	198	-	-	198	41	-	-	41
Dividends on common stock	(823)	-	-	(823)	(766)	-	-	(766)	(714)	-	-	(714)
Other - net	(3)	(1,027)	973	(57)	(16)	(26)	46	4	(6)	(675)	687	6
Net cash provided by (used in) financing activities	(518)	893	1,139	1,514	(584)	1,417	342	1,175	(679)	2,362	967	2,650

Net increase (decrease) in cash and cash equivalents	-	126	(62)	64	-	(258)	(39)	(297)	-	187	58	245
Cash and cash equivalents at beginning of year	-	156	82	238	-	414	121	535	-	227	63	290
Cash and cash equivalents at end of year	$-	$282	$20	$302	$-	$156	$82	$238	$-	$414	$121	$535
——————————
(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)			June 30(a)			September 30(a)			December 31(a)
	(millions, except per share amounts)
NEXTERA ENERGY:
2010
Operating revenues(b)	$3,622			$3,591			$4,691			$3,413
Operating income(b)	$939			$709			$1,125			$469
Net income(b)	$556			$417			$720			$263
Earnings per share(c)	$1.36			$1.02			$1.75			$0.64
Earnings per share - assuming dilution(c)	$1.36			$1.01			$1.74			$0.63
Dividends per share	$0.50			$0.50			$0.50			$0.50
High-low common stock sales prices	$53.75	-	45.29	$53.50	-	47.96	$55.98	-	48.44	$56.26	-	50.00

2009
Operating revenues(b)	$3,705			$3,811			$4,473			$3,655
Operating income(b)	$583			$605			$849			$557
Net income(b)	$364			$370			$533			$349
Earnings per share(c)	$0.90			$0.92			$1.32			$0.86
Earnings per share - assuming dilution(c)	$0.90			$0.91			$1.31			$0.85
Dividends per share	$0.4725			$0.4725			$0.4725			$0.4725
High-low common stock sales prices	$53.99	-	41.48	$59.00	-	49.70	$60.61	-	53.13	$56.57	-	48.55

FPL:
2010
Operating revenues(b)	$2,328			$2,580			$3,116			$2,461
Operating income(b)	$393			$501			$584			$371
Net income(b)	$191			$265			$308			$181

2009
Operating revenues(b)	$2,573			$2,864			$3,301			$2,753
Operating income(b)	$262			$396			$554			$369
Net income(b)	$127			$213			$306			$186
——————————
(a)
In the opinion of NextEra Energy and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.
(c)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010, each of NextEra Energy and FPL had performed an evaluation, under the supervision and with the participation of its management, including NextEra Energy's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NextEra Energy and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2010.

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

Item 9B.  Other Information

The following amounts previously reported in the condensed consolidated statements of cash flows and proceeds from sale of securities in Note 4 to the respective Quarterly Reports on Form 10-Q have been restated primarily to include purchase and sale activities related to overnight securities to be consistent with prior years' quarters.  Total cash flows from operating, investing and financing activities did not change as a result of these restatements.

	March 31, 2010	June 30, 2010	September 30, 2010
		(millions)
NEXTERA ENERGY:
Proceeds from sale of securities in special use funds:
As reported	$1,900	$3,063	$4,092
As restated	$2,563	$4,138	$5,350
Purchases of securities in special use funds:
As reported	$1,937	$3,123	$4,177
As restated	$2,600	$4,198	$5,435

FPL:
Proceeds from sale of securities in special use funds:
As reported	$1,608	$2,425	$3,051
As restated	$2,199	$3,313	$4,088
Purchases of securities in special use funds:
As reported	$1,639	$2,472	$3,114
As restated	$2,230	$3,360	$4,151

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Corporate Governance and Board Matters" and "Information About NextEra Energy and Management" in NextEra Energy's Proxy Statement which will be filed with the SEC in connection with the 2011 Annual Meeting of Shareholders (NextEra Energy's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NextEra Energy.

NextEra Energy has adopted the NextEra Energy, Inc. Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the chief executive officer, the chief financial officer, the chief accounting officer and other senior executive and financial officers.  The Senior Financial Executive Code is available in the Governance section of NextEra Energy’s internet website at www.nexteraenergy.com.  Any amendments to, or waivers of any provision of, the Senior Financial Executive Code which are required to be disclosed to shareholders under applicable SEC rules will be disclosed on the NextEra Energy website at the address listed above within the time period required under SEC rules from time to time.

Item 11.  Executive Compensation

The information required by this item will be included in NextEra Energy's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in NextEra Energy's Proxy Statement under the headings "Business of the Annual Meeting" and "Information About NextEra Energy and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in NextEra Energy's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

NextEra Energy - The information required by this item will be included in NextEra Energy's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2010 and 2009.  The amounts presented below reflect allocations from NextEra Energy for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2010	2009

Audit fees(a)	$2,724,000	$2,706,000
Audit-related fees(b)	423,000	252,000
Tax fees(c)	33,000	30,000
All other fees(d)	197,000	4,000
Total	$3,377,000	$2,992,000
——————————
(a)
Audit fees consist of fees billed for professional services rendered for the audit of FPL's and NextEra Energy's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and NextEra Energy's Quarterly Reports on Form 10-Q for the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of NextEra Energy's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill its responsibility under Public Company Accounting Oversight Board standards.

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NextEra Energy's consolidated financial statements and are not reported under audit fees.  These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, consultation on accounting standards and on transactions, agreed-upon procedures and examinations related to applications for government grants.

(c)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2010 and 2009, all tax fees paid related to tax compliance services.
(d)
All other fees consist of fees for products and services other than the services reported under the other named categories.  In 2010, these fees related to training, the review of the Smart Grid Grant process and the review of Enterprise Risk Management reporting.  In 2009, these fees related to the use of data extraction software.

In accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, NextEra Energy's Audit Committee's pre-approval policy for services provided by the independent auditor to FPL and the charter of the Audit Committee, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.  In 2010 and 2009, no services provided to NextEra Energy or FPL by Deloitte & Touche were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements

		Management's Report on Internal Control Over Financial Reporting	58
		Attestation Report of Independent Registered Public Accounting Firm	59
		Report of Independent Registered Public Accounting Firm	60
		NextEra Energy:
		Consolidated Statements of Income	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Cash Flows	63
		Consolidated Statements of Common Shareholders' Equity	64

		FPL:
		Consolidated Statements of Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Common Shareholder's Equity	68
		Notes to Consolidated Financial Statements	69 - 110

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010.

Exhibit Number	Description	NextEra Energy	FPL

*3(i)a	Restated Articles of Incorporation of NextEra Energy (filed as Exhibit 3(i) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
3(i)b	Restated Articles of Incorporation of FPL		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, as amended through May 21, 2010 (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
*3(ii)b	Amended and Restated Bylaws of FPL, as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)		x

Exhibit Number	Description	NextEra Energy	FPL

*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and sixteen Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; and Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612)

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
x
*4(d)	Officer's Certificate of FPL Group Capital, dated August 18, 2006, creating the 5 5/8% Debentures, Series due September 1, 2011 (filed as Exhibit 4 to Form 8-K dated August 18, 2006, File No. 1-8841)	x
*4(e)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the 5.35% Debentures, Series due June 15, 2013 (filed as Exhibit 4(a) to Form 8-K dated June 17, 2008, File No. 1-8841)	x

Exhibit Number	Description	NextEra Energy	FPL

*4(f)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the Floating Rate Debentures, Series due June 17, 2011 (filed as Exhibit 4(b) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
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

x
*4(k)	Officer's Certificate of FPL Group Capital dated May 18, 2010, creating the Debentures, 2.55% Series due November 15, 2013 (filed as Exhibit 4 to Form 8-K dated May 18, 2010, File No. 1-8841)	x
*4(l)	Officer's Certificate of FPL Group Capital, dated August 31, 2010, creating the Debentures, 2.60% Series due September 1, 2015 (filed as Exhibit 4 to Form 8-K dated August 31, 2010, File No. 1-8841)	x
*4(m)
Officer's Certificate of FPL Group Capital, dated September 21, 2010, creating the Series D Debentures due September 1, 2015 (filed as Exhibit 4(c) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(n)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities) dated as of March 1, 2004 among FPL Group Capital, FPL Group (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(o)
Preferred Trust Securities Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(p)
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

x

Exhibit Number	Description	NextEra Energy	FPL

*4(t)
Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series A Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(b) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(u)
Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(v)
Replacement Capital Covenant dated September 19, 2006 by FPL Group Capital and FPL Group relating to FPL Group Capital's Series A and Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(w)
Officer's Certificate of FPL Group Capital and FPL Group dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(x)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(y)
Officer's Certificate of FPL Group Capital and FPL Group dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(z)
Officer's Certificate of FPL Group Capital and FPL Group dated September 18, 2007, creating the Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(aa)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series D and Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(bb)
Officer's Certificate of FPL Group Capital and FPL Group, dated March 19, 2009, creating the Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(b) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(cc)	Replacement Capital Covenant, dated March 19, 2009, by FPL Group Capital and FPL Group (filed as Exhibit 4(c) to Form 8-K dated March 17, 2009, File No. 1-8841)	x
*4(dd)
Indenture (for Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x
*4(ee)
Purchase Contract Agreement, dated as of May 1, 2009, between FPL Group and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 22, 2009, File No. 1-8841)

x
*4(ff)
Pledge Agreement, dated as of May 1, 2009, among FPL Group, Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent and Trustee (filed as Exhibit 4(b) to Form 8-K dated May 22, 2009, File No. 1-8841)

x
*4(gg)
Purchase Contract Agreement, dated as of September 1, 2010, between NextEra Energy and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 15, 2010, File No. 1-8841)

x

Exhibit Number	Description	NextEra Energy	FPL

*4(hh)
Pledge Agreement, dated as of September 1, 2010, among NextEra Energy, Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*10(a)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(c)
Amendment Number 1 to the Restated SERP changing name to NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)

		x	x
*10(d)	Appendix A1 (revised as of January 1, 2010) to the Restated SERP (filed as Exhibit 10(e) to form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(e)	Appendix A2 (revised as of August 16, 2010) to the Restated SERP (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2010, File No. 1-8841)	x	x
*10(f)	Amended and Restated Supplement to the Restated SERP as it applies to Lewis Hay, III effective January 1, 2005 (filed as Exhibit 10(c) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(g)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
*10(h)
Supplement to the Restated SERP relating to a special credit to certain executive officers and other officers effective February 15, 2008 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)

		x	x
*10(i)	Supplement to the Restated SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr. (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
*10(j)	Supplement to the SERP effective December 14, 2007 as it applies to Manoochehr K. Nazar (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(k)
NextEra Energy (formerly known as FPL Group) Amended and Restated Long-Term Incentive Plan, most recently amended and restated on May 22, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)

		x	x
*10(l)	FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit 99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x	x
*10(m)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 15, 2007 (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(n)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 15, 2008 (filed as Exhibit 10(c) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x

Exhibit Number	Description	NextEra Energy	FPL

*10(o)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 13, 2009 with Christopher A. Bennett, Paul I. Cutler, Chris N. Froggatt, Joseph T. Kelliher, Robert L. McGrath and Antonio Rodriguez (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
*10(p)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Amended and Restated Performance Share Award Agreement effective December 10, 2009 with F. Mitchell Davidson, Lewis Hay, III, Manoochehr K. Nazar, Armando J. Olivera, Armando Pimentel, Jr., James L. Robo and Charles E. Sieving (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(q)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 12, 2010 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(r)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 15, 2007 (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(s)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 15, 2008 (filed as Exhibit 10(a) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(t)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 13, 2009 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
*10(u)
Form of Amendment to Restricted Stock Award Agreements under the FPL Group Amended and Restated Long-Term Incentive Plan executed March 2009 between FPL Group and each of Christopher A. Bennett, F. Mitchell Davidson, Lewis Hay, III, Robert L. McGrath, Armando J. Olivera, Armando Pimentel, Jr., James L. Robo and Antonio Rodriguez (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2009, File No. 1-8841)

		x	x
*10(v)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 12, 2010 (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(w)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(x)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(y)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(z)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 13, 2009 (filed as Exhibit 10(u) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
*10(aa)
Form of FPL Group Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 12, 2010 (filed as Exhibit 10(bb) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x

Exhibit Number	Description	NextEra Energy	FPL

*10(bb)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(cc)	FPL Group Executive Annual Incentive Plan as amended and restated on December 12, 2008 (filed as Exhibit 10(a) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
10(dd)	NextEra Energy Deferred Compensation Plan effective January 1, 2005 as amended and restated through October 15, 2010	x	x
*10(ee)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(ff)	FPL Group Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(gg)
FPL Group Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
*10(hh)	FPL Group 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(ii)	FPL Group Non-Employee Director Compensation Summary effective January 1, 2010 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x
10(jj)	NextEra Energy Non-Employee Director Compensation Summary effective January 1, 2011	x
*10(kk)
Form of Amended and Restated Executive Retention Employment Agreement, as of December 12, 2008, between FPL Group and each of Christopher A. Bennett, Robert L. McGrath and Antonio Rodriguez (filed as Exhibit 10(g) to Form 8-K dated December 12, 2008, File No. 1-8841)

		x	x
*10(ll)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group and each of Lewis Hay, III, Moray P. Dewhurst, James L. Robo, Armando J. Olivera, F. Mitchell Davidson, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(mm)	Amended and Restated Employment Letter with Lewis Hay, III dated December 10, 2009 (filed as Exhibit 10(pp) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(nn)	Executive Retention Employment Agreement between FPL Group and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)	x	x
*10(oo)
Executive Retention Employment Agreement between FPL Group and Manoochehr K. Nazar dated as of January 1, 2010 (filed as Exhibit 10(rr) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(pp)
Executive Retention Employment Agreement between NextEra Energy and Shaun J. Francis dated as of August 16, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2010, File No. 1-8841)

		x	x

Exhibit Number	Description	NextEra Energy	FPL

*10(qq)	Retention Agreement between FPL Group and Robert L. McGrath (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x	x
*10(rr)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NextEra Energy	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of NextEra Energy	x
32(b)	Section 1350 Certification of FPL		x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Schema Document	x
101.PRE	XBRL Presentation Linkbase Document	x
101.CAL	XBRL Calculation Linkbase Document	x
101.LAB	XBRL Label Linkbase Document	x
101.DEF	XBRL Definition Linkbase Document	x
——————————
* Incorporated herein by reference

NextEra Energy and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that NextEra Energy and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

NEXTERA ENERGY, INC. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextEra Energy, Inc.

JAMES L. ROBO
James L. Robo President and Chief Operating Officer

Date:  February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 25, 2011:

LEWIS HAY, III	CHRIS N. FROGGATT
Lewis Hay, III Chairman and Chief Executive Officer and Director (Principal Executive Officer)	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
ARMANDO PIMENTEL, JR.
Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Directors:

SHERRY S. BARRAT	TONI JENNINGS
Sherry S. Barrat	Toni Jennings
ROBERT M. BEALL, II	OLIVER D. KINGSLEY, JR.
Robert M. Beall, II	Oliver D. Kingsley, Jr.
J. HYATT BROWN	RUDY E. SCHUPP
J. Hyatt Brown	Rudy E. Schupp
JAMES L. CAMAREN	WILLIAM H. SWANSON
James L. Camaren	William H. Swanson
KENNETH B. DUNN	MICHAEL H. THAMAN
Kenneth B. Dunn	Michael H. Thaman
J. BRIAN FERGUSON	HANSEL E. TOOKES, II
J. Brian Ferguson	Hansel E. Tookes, II

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities and on the date indicated.

Florida Power & Light Company

ARMANDO J. OLIVERA
Armando J. Olivera President and Chief Executive Officer and Director (Principal Executive Officer)

Date:  February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 25, 2011:

ARMANDO PIMENTEL, JR.	KIMBERLY OUSDAHL
Armando Pimentel, Jr. Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

LEWIS HAY, III
Lewis Hay, III JAMES L. ROBO
James L. Robo ANTONIO RODRIGUEZ
Antonio Rodriguez

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.