Form 10-Q
period 2011-03-31
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2011-05-04
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of March 31, 2011:  421,960,217 shares.

As of March 31, 2011, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.
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

NextEra Energy, Inc., Florida Power & Light Company, NextEra Energy Capital Holdings, Inc. and NextEra Energy Resources, LLC each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, FPL Group Capital, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms NextEra Energy, FPL, Capital Holdings and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

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

•	NextEra Energy’s and FPL’s financial results may be adversely affected by the extensive regulation of their businesses.

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

•	The operation and maintenance of power generation, transmission and distribution facilities involve significant risks that could adversely affect the financial results of NextEra Energy and FPL.

•	NextEra Energy and FPL are subject to operating risks associated with their natural gas and oil storage and pipeline infrastructure, and the use of such fuels in their generation facilities.

•
NextEra Energy’s competitive energy business is subject to development and operating risks that could limit the revenue growth of this business and have other negative effects on NextEra Energy’s financial results.

•	NextEra Energy’s competitive energy business is dependent on continued public policy support and governmental support for renewable energy, particularly wind and solar projects.

•	NextEra Energy and FPL are subject to credit and performance risk from customers, counterparties and vendors.

•	NextEra Energy’s and FPL’s financial results may continue to be negatively affected by slower customer growth and customer usage.

•	NextEra Energy’s and FPL’s financial results are subject to risks associated with weather conditions, such as the impact of severe weather.

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

•
NextEra Energy’s, NextEra Energy Capital Holdings, Inc.'s (Capital Holdings) and FPL’s inability to maintain their current credit ratings may adversely affect NextEra Energy’s and FPL’s liquidity, limit the ability of NextEra Energy and FPL to grow their businesses, and increase interest costs, while the liquidity of the companies also could be impaired by the inability of their credit providers to maintain their current credit ratings or to fund their credit commitments.

•
The use of derivative contracts by NextEra Energy and FPL in the normal course of business could result in financial losses or the payment of margin cash collateral that could adversely affect their financial results and liquidity.

•
NextEra Energy’s and FPL’s financial results and liquidity could be materially adversely affected if the rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) broaden the scope of its provisions regarding the regulation of over-the-counter (OTC) financial derivatives and make them applicable to NextEra Energy and FPL.

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

•
NextEra Energy’s and FPL’s retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to their reputation and/or the financial results of the retail businesses.

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

•	The businesses and financial results of NextEra Energy and FPL could be negatively affected by the lack of a qualified workforce, work strikes or stoppages and increasing personnel costs.

•
Poor market performance and other economic factors could affect NextEra Energy’s and FPL’s nuclear decommissioning funds’ asset value or defined benefit pension plan’s funded status, which may adversely affect NextEra Energy’s and FPL’s liquidity and financial results.

•	Increasing costs associated with health care plans may adversely affect NextEra Energy's and FPL's financial results.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NextEra Energy's and FPL's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) and Part II, Item 1A. Risk Factors in this combined Form 10-Q, and investors should refer to those sections of the 2010 Form 10-K and this combined Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and NextEra Energy and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING REVENUES	$3,134	$3,622

OPERATING EXPENSES
Fuel, purchased power and interchange	1,404	1,349
Other operations and maintenance	693	659
Depreciation and amortization	331	414
Taxes other than income taxes and other	278	261
Total operating expenses	2,706	2,683

OPERATING INCOME	428	939

OTHER INCOME (DEDUCTIONS)
Interest expense	(254)	(238)
Equity in earnings of equity method investees	10	7
Allowance for equity funds used during construction	12	7
Interest income	21	18
Gains on disposal of assets - net	17	39
Other - net	2	(2)
Total other deductions - net	(192)	(169)

INCOME BEFORE INCOME TAXES	236	770

INCOME TAXES	(32)	214

NET INCOME	$268	$556

Earnings per share of common stock:
Basic	$0.64	$1.36
Assuming dilution	$0.64	$1.36

Dividends per share of common stock	$0.55	$0.50

Weighted-average number of common shares outstanding:
Basic	415.8	407.5
Assuming dilution	418.4	410.1

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2011	December 31, 2010
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$49,208	$48,841
Nuclear fuel	1,586	1,539
Construction work in progress	4,511	3,841
Less accumulated depreciation and amortization	(15,368)	(15,146)
Total property, plant and equipment - net ($2,375 and $2,398 related to VIEs, respectively)	39,937	39,075

CURRENT ASSETS
Cash and cash equivalents	425	302
Customer receivables, net of allowances of $10 and $20, respectively	1,285	1,509
Other receivables	717	1,073
Materials, supplies and fossil fuel inventory	875	857
Regulatory assets:
Deferred clause and franchise expenses	266	368
Derivatives	158	236
Other	82	82
Derivatives	418	506
Other	293	325
Total current assets	4,519	5,258

OTHER ASSETS
Special use funds	3,887	3,742
Other investments	931	971
Prepaid benefit costs	1,278	1,259
Regulatory assets:
Securitized storm-recovery costs ($349 and $356 related to a VIE, respectively)	567	581
Other	407	329
Other	1,731	1,779
Total other assets	8,801	8,661

TOTAL ASSETS	$53,257	$52,994

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,481	5,418
Retained earnings	8,912	8,873
Accumulated other comprehensive income	202	166
Total common shareholders' equity	14,599	14,461
Long-term debt ($1,287 and $1,338 related to VIEs, respectively)	18,288	18,013
Total capitalization	32,887	32,474

CURRENT LIABILITIES
Commercial paper	1,378	889
Current maturities of long-term debt	1,588	1,920
Accounts payable	1,075	1,124
Customer deposits	637	634
Accrued interest and taxes	487	462
Regulatory liabilities:
Deferred clause and franchise revenues	40	47
Other	2	4
Derivatives	467	536
Accrued construction-related expenditures	255	371
Other	810	917
Total current liabilities	6,739	6,904

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,582	1,639
Accumulated deferred income taxes	5,157	5,109
Regulatory liabilities:
Accrued asset removal costs	2,198	2,244
Asset retirement obligation regulatory expense difference	1,657	1,592
Other	451	423
Derivatives	226	243
Deferral related to differential membership interests - VIEs	940	949
Other	1,420	1,417
Total other liabilities and deferred credits	13,631	13,616

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$53,257	$52,994

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$268	$556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	331	414
Nuclear fuel amortization	71	72
Unrealized (gains) losses on marked to market energy contracts	231	(324)
Deferred income taxes	9	270
Cost recovery clauses and franchise fees	61	(392)
Changes in prepaid option premiums and derivative settlements	11	164
Equity in earnings of equity method investees	(10)	(7)
Distributions of earnings from equity method investees	23	-
Allowance for equity funds used during construction	(12)	(7)
Gains on disposal of assets - net	(17)	(39)
Changes in operating assets and liabilities:
Customer receivables	229	257
Other receivables	21	(6)
Materials, supplies and fossil fuel inventory	(18)	26
Other current assets	-	(12)
Other assets	(36)	(30)
Accounts payable	(105)	(22)
Customer deposits	3	15
Margin cash collateral	(25)	16
Income taxes	(43)	(75)
Interest and other taxes	61	16
Other current liabilities	(71)	(40)
Other liabilities	6	9
Other - net	(5)	35
Net cash provided by operating activities	983	896

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(658)	(794)
Independent power and other investments of NextEra Energy Resources	(633)	(567)
Cash grants under the American Recovery and Reinvestment Act of 2009	377	99
Nuclear fuel purchases	(47)	(37)
Other capital expenditures	(106)	(15)
Proceeds from sale or maturity of securities in special use funds	1,347	2,563
Purchases of securities in special use funds	(1,367)	(2,600)
Proceeds from sale or maturity of other securities	154	244
Purchases of other securities	(177)	(253)
Other - net	33	(1)
Net cash used in investing activities	(1,077)	(1,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	201	800
Retirements of long-term debt	(252)	(102)
Net change in short-term debt	488	916
Issuances of common stock - net	18	12
Dividends on common stock	(229)	(204)
Other - net	(9)	20
Net cash provided by financing activities	217	1,442

Net increase in cash and cash equivalents	123	977
Cash and cash equivalents at beginning of period	302	238
Cash and cash equivalents at end of period	$425	$1,215

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$499	$571

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING REVENUES	$2,246	$2,328

OPERATING EXPENSES
Fuel, purchased power and interchange	1,071	1,107
Other operations and maintenance	374	373
Depreciation and amortization	142	229
Taxes other than income taxes and other	253	226
Total operating expenses	1,840	1,935

OPERATING INCOME	406	393

OTHER INCOME (DEDUCTIONS)
Interest expense	(91)	(87)
Allowance for equity funds used during construction	11	7
Other - net	-	(1)
Total other deductions - net	(80)	(81)

INCOME BEFORE INCOME TAXES	326	312

INCOME TAXES	121	121

NET INCOME	$205	$191

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2011	December 31, 2010
ELECTRIC UTILITY PLANT
Plant in service	$29,729	$29,519
Nuclear fuel	794	729
Construction work in progress	2,460	2,175
Less accumulated depreciation and amortization	(10,931)	(10,871)
Electric utility plant - net	22,052	21,552

CURRENT ASSETS
Cash and cash equivalents	21	20
Customer receivables, net of allowances of $10 and $17, respectively	574	710
Other receivables	311	395
Materials, supplies and fossil fuel inventory	527	505
Regulatory assets:
Deferred clause and franchise expenses	266	368
Derivatives	158	236
Other	76	76
Other	129	145
Total current assets	2,062	2,455

OTHER ASSETS
Special use funds	2,722	2,637
Prepaid benefit costs	1,048	1,035
Regulatory assets:
Securitized storm-recovery costs ($349 and $356 related to a VIE, respectively)	567	581
Other	372	293
Other	161	145
Total other assets	4,870	4,691

TOTAL ASSETS	$28,984	$28,698

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	5,054	5,054
Retained earnings	3,150	3,364
Total common shareholder's equity	9,577	9,791
Long-term debt ($460 and $486 related to a VIE, respectively)	6,657	6,682
Total capitalization	16,234	16,473

CURRENT LIABILITIES
Commercial paper	431	101
Current maturities of long-term debt	48	45
Accounts payable	569	554
Customer deposits	631	628
Accrued interest and taxes	317	311
Regulatory liabilities - deferred clause and franchise revenues	40	47
Derivatives	167	245
Accrued construction-related expenditures	168	183
Other	347	394
Total current liabilities	2,718	2,508

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,097	1,083
Accumulated deferred income taxes	4,083	3,835
Regulatory liabilities:
Accrued asset removal costs	2,198	2,244
Asset retirement obligation regulatory expense difference	1,657	1,592
Other	413	377
Other	584	586
Total other liabilities and deferred credits	10,032	9,717

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$28,984	$28,698

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205	$191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	142	229
Nuclear fuel amortization	34	36
Deferred income taxes	220	123
Cost recovery clauses and franchise fees	61	(392)
Allowance for equity funds used during construction	(11)	(7)
Changes in operating assets and liabilities:
Customer receivables	136	192
Other receivables	33	18
Materials, supplies and fossil fuel inventory	(22)	12
Other current assets	(6)	(14)
Other assets	(15)	(27)
Accounts payable	(47)	2
Customer deposits	2	14
Income taxes	(132)	(68)
Interest and other taxes	73	53
Other current liabilities	(27)	(25)
Other liabilities	(1)	21
Other - net	(13)	31
Net cash provided by operating activities	632	389

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(658)	(794)
Cash grants under the American Recovery and Reinvestment Act of 2009	154	44
Nuclear fuel purchases	(36)	(7)
Proceeds from sale or maturity of securities in special use funds	964	2,199
Purchases of securities in special use funds	(978)	(2,230)
Other - net	-	1
Net cash used in investing activities	(554)	(787)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	499
Retirements of long-term debt	(24)	(22)
Net change in short-term debt	330	426
Dividends	(400)	-
Other - net	17	2
Net cash provided by (used in) financing activities	(77)	905

Net increase in cash and cash equivalents	1	507
Cash and cash equivalents at beginning of period	20	83
Cash and cash equivalents at end of period	$21	$590

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$331	$285

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2010 Form 10-K for NextEra Energy and FPL.  In the opinion of NextEra Energy and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

NextEra Energy sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NextEra Energy and its subsidiaries and has a supplemental executive retirement plan, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees (collectively, pension benefits).  In addition to pension benefits, NextEra Energy sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of NextEra Energy and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(millions)

Service cost	$16	$15	$2	$1
Interest cost	25	26	5	6
Expected return on plan assets	(60)	(60)	(1)	(1)
Amortization of transition obligation	-	-	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Net periodic benefit (income) cost at NextEra Energy	$(20)	$(20)	$7	$7
Net periodic benefit (income) cost at FPL	$(13)	$(14)	$5	$6

2.  Derivative Instruments

NextEra Energy and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt issuances, and to optimize the value of NextEra Energy Resources, LLC's (NextEra Energy Resources) power generation assets.

With respect to commodities related to NextEra Energy's competitive energy business, NextEra Energy Resources employs risk management procedures to conduct its activities related to optimizing the value of its power generation assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the OTC markets, depending on the most favorable credit terms and market execution factors.  For NextEra Energy Resources' power generation assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge all or a portion of the expected energy output of these assets.  These hedges protect NextEra Energy Resources against adverse changes in the wholesale forward commodity markets associated with its generation assets.  With regard to full energy and capacity requirements services, NextEra Energy Resources is required to vary the quantity of energy and related services based on the load demands of the customer served by the distribution utility.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and protect against unfavorable changes in the forward energy markets.  Additionally, NextEra Energy Resources takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions.  NextEra Energy Resources uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

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

While most of NextEra Energy's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For commodity derivatives, NextEra Energy Resources believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  For interest rate swaps and foreign currency derivative instruments, generally NextEra Energy assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 6.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  At March 31, 2011, NextEra Energy's accumulated other comprehensive income (AOCI) included amounts related to discontinued commodity cash flow hedges with expiration dates through December 2012; interest rate cash flow hedges with expiration dates through September 2028; and foreign currency cash flow hedges with expiration dates through September 2030.

The net fair values of NextEra Energy's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	NextEra Energy		FPL
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(millions)

Current derivative assets(a)	$418	$506	$9 (b)	$8 (b)
Noncurrent other assets(c)	470	589	12	1
Current derivative liabilities(d)	(467)	(536)	(167)	(245)
Noncurrent derivative liabilities(e)	(226)	(243)	-	-
Total mark-to-market derivative instrument assets (liabilities)	$195	$316	$(146)	$(236)
——————————
(a)
At March 31, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $29 million and $23 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.
(c)
At March 31, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $8 million and $43 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)
At March 31, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $13 million and $23 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(e)
At March 31, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $87 million and $72 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

At March 31, 2011 and December 31, 2010, NextEra Energy had approximately $13 million and $7 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at March 31, 2011 and December 31, 2010, NextEra Energy had approximately $56 million and $58 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, NextEra Energy uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NextEra Energy's and FPL's net derivative positions at March 31, 2011 and December 31, 2010, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NextEra Energy's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.

	March 31, 2011		December 31, 2010
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$13	$-	$16	$-
Current derivative liabilities	-	72	-	64
Noncurrent other assets	108	-	91	-
Noncurrent derivative liabilities	-	51	-	59
Foreign currency swaps:
Current derivative assets	19	-	24	-
Current derivative liabilities	-	3	-	4
Noncurrent other assets	2	-	11	-
Total	$142	$126	$142	$127

Gains (losses) related to NextEra Energy's cash flow hedges are recorded on NextEra Energy's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended March 31, 2011							Three Months Ended March 31, 2010
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains (losses) recognized in OCI	$-		$1		$(16)		$(15)	$20		$(34)		$(4)		$(18)
Gains (losses) reclassified from AOCI to net income	$5	(a)	$(19	)(b)	$(11	)(c)	$(25)	$36	(a)	$(17	)(b)	$(2	)(c)	$17
Gains (losses) recognized in income(d)	$-		$-		$-		$-	$1	(a)	$-		$-		$1
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.
(d)	Represents the ineffective portion of the hedging instrument.

For the three months ended March 31, 2011, NextEra Energy recorded a loss of approximately $6 million on three fair value hedges which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding reduction in the related debt.  For the three months ended March 31, 2010, NextEra Energy recorded a loss of less than $1 million on a fair value hedge which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding reduction in the related debt.

The fair values of NextEra Energy's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	March 31, 2011						December 31, 2010
	NextEra Energy		FPL				NextEra Energy		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$741	$334	$15	(a)	$6	(a)	$754	$278	$9	(a)	$1	(a)
Current derivative liabilities	1,630	2,035	21		188		1,848	2,339	12		257
Noncurrent other assets	520	152	12		-		687	157	1		-
Noncurrent derivative liabilities	857	1,119	-		-		828	1,084	-		-
Foreign currency swap:
Current derivative assets	8	-	-		-		13	-	-		-
Total	$3,756	$3,640	$48		$194		$4,130	$3,858	$22		$258
——————————
(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

Gains (losses) related to NextEra Energy's derivatives not designated as hedging instruments are recorded on NextEra Energy's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended March 31,
	2011		2010
	(millions)
Commodity contracts:
Operating revenues	$(152	)(a)	$269	(a)
Fuel, purchased power and interchange	(25)		68
Foreign currency swap:
Other - net	(5)		(2)
Total	$(182)		$335
——————————
(a)
In addition, for the three months ended March 31, 2011 and 2010, FPL recorded less than $1 million and approximately $454 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NextEra Energy's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NextEra Energy's and FPL's overall net economic exposure because NextEra Energy and FPL do not use derivative instruments to hedge all of their commodity exposures.  At March 31, 2011, NextEra Energy and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NextEra Energy		FPL
	(millions)

Power	(72)	mwh(a)	-
Natural gas	1,053	mmbtu(b)	793	mmbtu(b)
Oil	-		2	barrels
——————————
(a)	Megawatt-hours
(b)	One million British thermal units

At March 31, 2011, NextEra Energy had 23 interest rate swaps with a notional amount totaling approximately $4.2 billion and three foreign currency swaps with a notional amount totaling approximately $408 million.

Certain of NextEra Energy's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At March 31, 2011, the aggregate fair value of NextEra Energy's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.5 billion ($0.2 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NextEra Energy or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and Capital Holdings' credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for Capital Holdings from the current lowest applicable rating), NextEra Energy would be required to post collateral such that the total posted collateral would be approximately $300 million ($50 million at FPL).  If FPL's and Capital Holdings' credit ratings were downgraded to below investment grade, NextEra Energy would be required to post additional collateral such that the total posted collateral would be approximately $2.0 billion ($0.6 billion at FPL).  Some contracts at NextEra Energy, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NextEra Energy could be required to post additional collateral of up to approximately $600 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At March 31, 2011, NextEra Energy had posted approximately $130 million (none at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and Capital Holdings have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Derivative Instruments - NextEra Energy and FPL measure the fair value of commodity contracts on a daily basis using prices observed on commodities exchanges and in the OTC markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

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

NextEra Energy and FPL also enter into OTC commodity contract derivatives.  The majority of these contracts are transacted at liquid trading points, and the prices for these contracts are verified using quoted prices in active markets from exchanges, brokers or pricing services for similar contracts.  In instances where the reference exchange markets are deemed to be inactive or do not have a similar contract that trades on an exchange, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs.  In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points.

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

NextEra Energy's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$-	$231		$-	$-	$231
Special use funds:
NextEra Energy:
Equity securities	$784	$1,280	(b)	$-	$-	$2,064
U.S. Government and municipal bonds	$508	$145		$-	$-	$653
Corporate debt securities	$-	$485		$-	$-	$485
Mortgage-backed securities	$-	$459		$-	$-	$459
Other debt securities	$-	$126		$-	$-	$126
FPL:
Equity securities	$134	$1,126	(b)	$-	$-	$1,260
U.S. Government and municipal bonds	$444	$131		$-	$-	$575
Corporate debt securities	$-	$335		$-	$-	$335
Mortgage-backed securities	$-	$393		$-	$-	$393
Other debt securities	$-	$49		$-	$-	$49
Other investments:
NextEra Energy:
Equity securities	$3	$1		$-	$-	$4
U.S. Government and municipal bonds	$15	$2		$-	$-	$17
Corporate debt securities	$-	$39		$-	$-	$39
Mortgage-backed securities	$-	$29		$-	$-	$29
Other	$5	$8		$-	$-	$13
Derivatives:
NextEra Energy:
Commodity contracts	$1,560	$1,443		$745	$(3,010)	$738	(c)
Interest rate swaps	$-	$121		$-	$-	$121	(c)
Foreign currency swaps	$-	$29		$-	$-	$29	(c)
FPL - commodity contracts	$-	$41		$7	$(27)	$21	(c)
Liabilities:
Derivatives:
NextEra Energy:
Commodity contracts	$1,591	$1,408		$641	$(3,073)	$567	(c)
Interest rate swaps	$-	$123		$-	$-	$123	(c)
Foreign currency swaps	$-	$3		$-	$-	$3	(c)
FPL - commodity contracts	$-	$192		$2	$(27)	$167	(c)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At NextEra Energy, approximately $1,153 million ($1,042 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

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

(c)	See Note 2 for a reconciliation of net derivatives to NextEra Energy's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31, 2011
	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$296	$7
Realized and unrealized gains (losses):
Included in earnings(a)	(82)	-
Purchases	88	-
Sales	-	-
Settlements	(45)	(2)
Issuances	(152)	-
Transfers in(b)	1	-
Transfers out(b)	(2)	-
Fair value of net derivatives based on significant unobservable inputs at March 31	$104	$5
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(80)	$-
——————————
(a)
For the three months ended March 31, 2011, $(92) million of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended March 31, 2011, $10 million of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three months ended March 31, 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2011, $(86) million of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended March 31, 2011, $6 million of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

	Three Months Ended March 31, 2010
	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$364	$11
Realized and unrealized gains (losses):
Included in earnings(a)	460	-
Included in regulatory assets and liabilities	(1)	(1)
Purchases, sales, settlements and issuances	(268)	-
Transfers in(b)	1	-
Transfers out(b)	(7)	-
Fair value of net derivatives based on significant unobservable inputs at March 31	$549	$10
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$431	$-
——————————
(a)
For the three months ended March 31, 2010, $452 million of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended March 31, 2010, $8 million of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three months ended March 31, 2010, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2010, $421 million of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three months ended March 31, 2010, $10 million of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

4.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At March 31, 2011 and December 31, 2010, other investments of NextEra Energy, not included in the table below, included financial instruments of approximately $98 million and $97 million ($4 million and $4 million at FPL), respectively, including $50 million and $48 million included in current other receivables on the condensed consolidated balance sheets (none at FPL), which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	March 31, 2011				December 31, 2010
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NextEra Energy:
Special use funds	$3,887	(a)	$3,887	(b)	$3,742	(a)	$3,742	(b)
Other investments:
Notes receivable	$504		$561	(c)	$525		$583	(c)
Debt securities	$93	(d)	$93	(b)	$114	(d)	$114	(b)
Equity securities	$72		$148	(e)	$57		$125	(e)
Long-term debt, including current maturities	$19,872		$20,559	(f)	$19,929		$20,756	(f)
Interest rate swaps - net unrealized losses	$(2)		$(2	)(g)	$(16)		$(16	)(g)
Foreign currency swaps - net unrealized gains	$26		$26	(g)	$44		$44	(g)

FPL:
Special use funds	$2,722	(a)	$2,722	(b)	$2,637	(a)	$2,637	(b)
Long-term debt, including current maturities	$6,705		$7,061	(f)	$6,727		$7,236	(f)
——————————
(a)
At March 31, 2011, includes $84 million of investments accounted for under the equity method and $16 million of loans not measured at fair value on a recurring basis ($100 million and $10 million, respectively, for FPL).  At December 31, 2010, includes $76 million of investments accounted for under the equity method and $17 million of loans not measured at fair value on a recurring basis ($94 million and $11 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,677 million and $1,448 million, respectively, at March 31, 2011 and $1,616 million and $1,489 million, respectively, at December 31, 2010 ($1,312 million and $895 million, respectively, at March 31, 2011 and $1,281 million and $943 million, respectively, at December 31, 2010 for FPL).

(b)	Based on quoted market prices for these or similar issues.
(c)
Classified as held to maturity.  Based on market prices provided by external sources.  Notes receivable bear interest primarily at fixed rates and mature from 2014 to 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of March 31, 2011, neither NextEra Energy nor FPL had any notes receivable reported in non-accrual status.

(d)	Classified as trading securities.
(e)	Modeled internally based on latest market data.
(f)	Provided by external sources based on market prices indicative of market conditions.
(g)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $126 million and NextEra Energy's and FPL's nuclear decommissioning fund assets of $3,761 million and $2,596 million, respectively, at March 31, 2011.  The majority of investments held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NextEra Energy's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NextEra Energy's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2011 of approximately eight years at both NextEra Energy and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2011 of approximately three years.  The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NextEra Energy		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(millions)

Realized gains	$30	$44	$12	$24
Realized losses	$21	$10	$19	$8
Proceeds from sale or maturity of securities	$1,347	$2,563	$964	$2,199

Unrealized losses on available for sale debt securities at March 31, 2011 and December 31, 2010 were not material to NextEra Energy or FPL.  The unrealized gains on available for sale securities are as follows:

	NextEra Energy		FPL
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(millions)

Equity securities	$702	$612	$451	$384
U.S. Government and municipal bonds	$13	$15	$13	$15
Corporate debt securities	$21	$23	$18	$19
Mortgage-backed securities	$19	$20	$16	$18
Other debt securities	$3	$2	$2	$1

Regulations issued by the Federal Energy Regulatory Commission (FERC) and the U.S. Nuclear Regulatory Commission (NRC) provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit, among other investments, investments in any securities of NextEra Energy or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NextEra Energy Resources' nuclear plants are included in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for NextEra Energy Resources' Seabrook Station (Seabrook), decommissioning fund contributions and withdrawals are also regulated by the Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of NextEra Energy and FPL and the rules of the applicable regulatory authorities.  The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps - NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, Capital Holdings has entered into cross currency swaps, two of which hedge against currency movements with respect to both interest and principal payments and another which hedges against currency and interest rate movements with respect to both interest and principal payments.  See Note 2.

5.  Income Taxes

NextEra Energy's effective income tax rate for the three months ended March 31, 2011 and 2010 was approximately (14)% and 28%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $79 million and $75 million, respectively, related to NextEra Energy Resources' wind projects.  NextEra Energy's effective income tax rate for the three months ended March 31, 2011 was also affected by an approximately $26 million reduction in income tax expense, net of federal income taxes, primarily related to a valuation allowance reversal for certain state investment tax credits (ITCs) reflecting state tax planning initiatives.  PTCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of pretax income and wind generation.

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

NextEra Energy's effective income tax rate for the three months ended March 31, 2011 and 2010 also reflects $7 million and $14 million, respectively, of deferred tax benefits associated with grants (convertible ITCs) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act) for certain wind projects expected to be placed in service.

During the first quarter of 2011, NextEra Energy finalized a settlement with respect to the 1988 through 2005 tax years and closed out the examination of years 2006 through 2008 with the Internal Revenue Service.  The settlement primarily related to NextEra Energy’s and FPL’s timing of certain deductions for repairs, casualty losses and indirect service costs.  As a result of the settlement and closing out the examination of years 2006 through 2008, NextEra Energy's gross liability for unrecognized tax benefits was reduced by $248 million ($214 million for FPL) resulting in a gross liability for unrecognized tax benefits of $16 million ($1 million for FPL) at March 31, 2011.  The impact of the settlement did not have a material effect on NextEra Energy's or FPL's net income.

6.  Comprehensive Income

NextEra Energy's comprehensive income is as follows:

	Three Months Ended March 31,
	2011	2010
	(millions)

Net income of NextEra Energy	$268	$556
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $5 and $6 tax benefit, respectively)	(10)	(12)
Reclassification from AOCI to net income (net of $8 tax expense and $7 tax benefit, respectively)	17	(9)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $14 and $16 tax expense, respectively)	22	19
Reclassification from AOCI to net income (net of $5 and $7 tax benefit, respectively)	(9)	(9)
Defined benefit pension and other benefits plans (net of $4 tax expense)	6	-
Net unrealized gains (losses) on foreign currency translation (net of $5 tax expense and $1 tax benefit, respectively)	10	(1)
Comprehensive income of NextEra Energy	$304	$544

Approximately $24 million of losses included in NextEra Energy's AOCI at March 31, 2011 related to derivative instruments are expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or principal and/or interest payments are made.  Such amount assumes no change in fuel prices, power prices, interest rates or scheduled principal payments.  AOCI is separately displayed on the condensed consolidated balance sheets of NextEra Energy.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities (VIEs)

As of March 31, 2011, NextEra Energy has eight VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the Florida Public Service Commission (FPSC).  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $414 million and $444 million at March 31, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NextEra Energy's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $512 million and $542 million at March 31, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NextEra Energy's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended March 31, 2011 and 2010, FPL purchased 256,675 mwh and 362,390 mwh, respectively, from the facility at a total cost of approximately $43 million and $45 million, respectively.

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

Three of NextEra Energy Resources’ VIEs consolidate several entities which own and operate natural gas and/or oil electric generating facilities with the capability of producing a total of 1,285 mw.  These VIEs sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2018 through 2022.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  These VIEs use third party debt and equity to finance their operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $822 million and $459 million, respectively, at March 31, 2011 and $829 million and $455 million, respectively, at December 31, 2010, and consisted primarily of property, plant and equipment and long-term debt.

The other three NextEra Energy Resources’ VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 1,077 mw and an entity which owns and operates a 78 mile, 230 kilovolt transmission line.  These VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2034.  The VIEs use both third-party debt and equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $1.7 billion and $1.5 billion, respectively, at March 31, 2011 and $1.7 billion and $1.6 billion, respectively, at December 31, 2010, and consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of March 31, 2011 and December 31, 2010, several NextEra Energy subsidiaries have investments totaling approximately $609 million ($482 million at FPL) and $646 million ($480 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included primarily in special use funds and other investments on NextEra Energy's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  NextEra Energy is considered the primary beneficiary of and therefore consolidates one of these entities with total assets of approximately $55 million at March 31, 2011.  NextEra Energy is considered the primary beneficiary of this entity because FPL and NextEra Energy Resources are equal investors and combined, are the majority investors in this entity and absorb the majority of the expected losses and residual returns.  With respect to the other entities, NextEra Energy subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because NextEra Energy subsidiaries do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

8.  Common Stock

Earnings Per Share - The reconciliation of NextEra Energy's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended March 31,
	2011	2010
	(millions, except per share amounts)

Numerator - net income	$268	$556
Denominator:
Weighted-average number of common shares outstanding - basic	415.8	407.5
Performance share awards, options and restricted stock(a)	2.6	2.6
Weighted-average number of common shares outstanding - assuming dilution	418.4	410.1

Earnings per share of common stock:
Basic	$0.64	$1.36
Assuming dilution	$0.64	$1.36
——————————
(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Performance share awards, options and restricted stock are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 14.3 million and 8.3 million for the three months ended March 31, 2011 and 2010, respectively.

9.  Debt

As of April 30, 2011, long-term debt issuances and borrowings by subsidiaries of NextEra Energy during 2011 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)

January 2011	NextEra Energy Resources subsidiary	Canadian revolving credit facilities	Variable	(a)	$122	2013
February 2011	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.25%		$82	2031
April 2011	NextEra Energy Resources subsidiaries	Eurodollar denominated senior secured limited recourse loan	Variable	(a)(b)	$155	2030
April 2011	NextEra Energy Resources subsidiaries	Eurodollar denominated senior secured limited recourse loan	Variable	(a)	$12	2015
——————————
(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.

10.  Commitments and Contingencies

Commitments - NextEra Energy and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other include the cost for construction of a transmission line in Texas and the fiber-optic telecommunications business' (FPL FiberNet) costs to meet customer-specific requirements and maintain its fiber-optic network.

At March 31, 2011, estimated planned capital expenditures for the remainder of 2011 through 2015 were as follows:

	2011	2012	2013	2014	2015	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$1,105	$1,910	$565	$140	$5	$3,725
Existing	500	560	590	650	430	2,730
Transmission and distribution	580	870	820	760	840	3,870
Nuclear fuel	235	170	255	205	220	1,085
General and other	145	140	95	125	105	610
Total	$2,565	$3,650	$2,325	$1,880	$1,600	$12,020

NextEra Energy Resources:
Wind(d)	$515	$355	$15	$5	$5	$895
Solar(e)	800	950	465	40	-	2,255
Nuclear(f)	475	280	245	250	265	1,515
Natural gas	80	35	65	40	120	340
Other(g)	60	75	50	60	45	290
Total	$1,930	$1,695	$840	$395	$435	$5,295

Corporate and Other(h)	$325	$465	$60	$35	$30	$915
——————————
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $35 million, $77 million, $80 million, $31 million and $4 million in 2011 to 2015, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $96 million, $94 million and $27 million in 2011 to 2013, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new wind generation of approximately 3,500 mw to 5,000 mw in 2010 through 2014, including 754 mw added in 2010 and a total of  approximately 1,400 mw to 2,000 mw in 2011 and 2012, at a total cost of approximately $7 billion to $10 billion.

(e)
Consists of capital expenditures for planned new solar projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new solar generation of approximately 400 mw to 600 mw in 2010 through 2014, including 5 mw added in 2010, at a total cost of approximately $3 billion to $4 billion.

(f)	Includes nuclear fuel.
(g)
Consists of capital expenditures that have received applicable internal approvals.  NextEra Energy Resources plans to add natural gas infrastructure projects at a total cost of approximately $400 million to $600 million in 2010 through 2014.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC of approximately $7 million, $41 million and $14 million in 2011 to 2013, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

At March 31, 2011, subsidiaries of NextEra Energy, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements, with remaining terms ranging from less than one year to seven years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2011 was approximately $34 million.  At March 31, 2011, NextEra Energy did not have any liabilities recorded for these guarantees.  In certain instances, NextEra Energy can seek recourse from third parties for amounts paid under the guarantees.  At March 31, 2011, the fair value of the guarantees was not material.  In addition to the guarantees relating to non-consolidated entities, NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most payment obligations under Capital Holdings' debt and guarantees.

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

NextEra Energy Resources has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from June 2011 through 2031, approximately $1.4 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from April 2012 through 2033.

The transmission business within Corporate and Other has entered into contracts primarily for construction and development activities relating to a transmission line in Texas, all of which is included in the estimated planned capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of March 31, 2011 were estimated as follows:

	2011	2012	2013	2014	2015	Thereafter
FPL:	(millions)
Capacity payments:(a)
Qualifying facilities	$205	$290	$275	$275	$280	$2,630
JEA and Southern subsidiaries	$170	$225	$220	$200	$175	$195
Other electricity suppliers	$5	$5	$-	$-	$-	$-
Minimum payments, at projected prices:
Natural gas, including transportation and storage(b)	$1,805	$1,210	$575	$550	$535	$7,345
Oil(b)	$180	$-	$-	$-	$-	$-
Coal(b)	$70	$70	$60	$5	$-	$-

NextEra Energy Resources(c)	$1,460	$370	$215	$185	$165	$830

Corporate and Other	$125	$130	$15	$-	$-	$-
——————————
(a)
Capacity payments under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $124 million and $149 million for the three months ended March 31, 2011 and 2010, respectively.  Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $77 million and $99 million for the three months ended March 31, 2011 and 2010, respectively.

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

NextEra Energy participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NextEra Energy also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NextEra Energy's or another participating insured's nuclear plants, NextEra Energy could be assessed up to $164 million ($93 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NextEra Energy and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $3 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NextEra Energy does not have insurance coverage for a substantial portion of its transmission and distribution property and has no insurance coverage for FPL FiberNet's fiber-optic cable.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of renewable energy credits each year during the period from 2002 through 2005 and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  Following a jury trial in 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damage clause.  The appellate court has remanded the case back to the trial court for further proceedings to determine the amount of damages payable by the NextEra Energy Resources Affiliates.  The NextEra Energy Resources Affiliates filed a motion for rehearing of the appellate court’s decision, which motion was denied.  In April 2011, the NextEra Energy Resources Affiliates filed a petition for review of the appellate court decision with the Texas Supreme Court, which petition is pending.

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

11.  Segment Information

NextEra Energy's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  NextEra Energy Resources' financial statements include an allocation of interest expense from Capital Holdings based on a deemed capital structure of 70% debt and allocated shared service costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NextEra Energy's segment information is as follows:

	Three Months Ended March 31,
	2011				2010
	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$2,246	$833	$55	$3,134	$2,328	$1,247	$47	$3,622
Operating expenses	$1,840	$824	$42	$2,706	$1,935	$711	$37	$2,683
Net income (loss)(b)	$205	$65	$(2)	$268	$191	$367	$(2)	$556

	March 31, 2011				December 31, 2010
	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated
				(millions)

Total assets	$28,984	$22,158	$2,115	$53,257	$28,698	$22,389	$1,907	$52,994
——————————
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

NextEra Energy Resources reviews the estimated useful lives of its fixed assets on an ongoing basis.  In the first quarter of 2011, this review indicated that the actual lives of certain equipment at NextEra Energy Resources’ wind plants are expected to be longer than the previously estimated useful lives used for depreciation purposes.  As a result, effective January 1, 2011, NextEra Energy Resources changed the estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets are expected to remain in service.  The useful lives of substantially all of the wind plants’ equipment that were previously estimated to be 25 years were increased to 30 years.  The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $18 million, increase net income by $11 million, and increase basic and diluted earnings per share by approximately $0.03 for the three months ended March 31, 2011.  The effect of this change in estimate for the year ended December 31, 2011 is expected to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11.

12.  Summarized Financial Information of Capital Holdings

Capital Holdings, a 100% owned subsidiary of NextEra Energy, provides funding for, and holds ownership interests in, NextEra Energy's operating subsidiaries other than FPL.  Most of Capital Holdings' debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NextEra Energy.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2011				2010
	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$-	$890	$2,244	$3,134	$-	$1,297	$2,325	$3,622
Operating expenses	(3)	(865)	(1,838)	(2,706)	(1)	(751)	(1,931)	(2,683)
Interest expense	(3)	(163)	(88)	(254)	(4)	(151)	(83)	(238)
Other income (deductions) - net	270	53	(261)	62	564	68	(563)	69
Income (loss) before income taxes	264	(85)	57	236	559	463	(252)	770
Income tax expense (benefit)	(4)	(149)	121	(32)	3	91	120	214
Net income (loss)	$268	$64	$(64)	$268	$556	$372	$(372)	$556
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	March 31, 2011				December 31, 2010
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$29	$22,293	$32,983	$55,305	$19	$21,779	$32,423	$54,221
Less accumulated depreciation and amortization	-	(4,437)	(10,931)	(15,368)	-	(4,275)	(10,871)	(15,146)
Total property, plant and equipment - net	29	17,856	22,052	39,937	19	17,504	21,552	39,075
CURRENT ASSETS
Cash and cash equivalents	-	404	21	425	-	282	20	302
Receivables	500	1,093	409	2,002	654	1,380	548	2,582
Other	8	924	1,160	2,092	9	1,024	1,341	2,374
Total current assets	508	2,421	1,590	4,519	663	2,686	1,909	5,258
OTHER ASSETS
Investment in subsidiaries	14,343	-	(14,343)	-	14,150	-	(14,150)	-
Other	495	3,740	4,566	8,801	365	3,845	4,451	8,661
Total other assets	14,838	3,740	(9,777)	8,801	14,515	3,845	(9,699)	8,661
TOTAL ASSETS	$15,375	$24,017	$13,865	$53,257	$15,197	$24,035	$13,762	$52,994

CAPITALIZATION
Common shareholders' equity	$14,599	$4,767	$(4,767)	$14,599	$14,461	$4,359	$(4,359)	$14,461
Long-term debt	-	11,631	6,657	18,288	-	11,331	6,682	18,013
Total capitalization	14,599	16,398	1,890	32,887	14,461	15,690	2,323	32,474
CURRENT LIABILITIES
Debt due within one year	-	2,486	480	2,966	-	2,664	145	2,809
Accounts payable	-	506	569	1,075	-	571	553	1,124
Other	430	1,076	1,192	2,698	352	1,361	1,258	2,971
Total current liabilities	430	4,068	2,241	6,739	352	4,596	1,956	6,904
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	485	1,097	1,582	-	556	1,083	1,639
Accumulated deferred income taxes	50	1,233	3,874	5,157	53	1,336	3,720	5,109
Regulatory liabilities	38	-	4,268	4,306	46	-	4,213	4,259
Other	258	1,833	495	2,586	285	1,857	467	2,609
Total other liabilities and deferred credits	346	3,551	9,734	13,631	384	3,749	9,483	13,616
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$15,375	$24,017	$13,865	$53,257	$15,197	$24,035	$13,762	$52,994
——————————
(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2011				2010
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$518	$234	$231	$983	$201	$495	$200	$896

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(16)	(734)	(694)	(1,444)	-	(613)	(800)	(1,413)
Cash grants under the Recovery Act	-	223	154	377	-	55	44	99
Other - net	(280)	8	262	(10)	-	(12)	(35)	(47)
Net cash used in investing activities	(296)	(503)	(278)	(1,077)	-	(570)	(791)	(1,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	201	-	201	-	301	499	800
Retirements of long-term debt	-	(228)	(24)	(252)	-	(79)	(23)	(102)
Net change in short-term debt	-	158	330	488	-	490	426	916
Issuances of common stock - net	18	-	-	18	12	-	-	12
Dividends on common stock	(229)	-	-	(229)	(204)	-	-	(204)
Other - net	(11)	260	(258)	(9)	(9)	(168)	197	20
Net cash provided by (used in) financing activities	(222)	391	48	217	(201)	544	1,099	1,442

Net increase in cash and cash equivalents	-	122	1	123	-	469	508	977
Cash and cash equivalents at beginning of period	-	282	20	302	-	156	82	238
Cash and cash equivalents at end of period	$-	$404	$21	$425	$-	$625	$590	$1,215
——————————
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2010 Form 10-K for NextEra Energy and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

NextEra Energy and NextEra Energy Resources segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative and certain other transactions entered into as economic hedges but which do not qualify for hedge accounting, or for which hedge accounting was not elected.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 2.

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

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 11).  Corporate and Other represents business activities other than FPL and NextEra Energy Resources, other segments that are not separately reportable and eliminating entries.

	Three Months Ended March 31,
	2011	2010
	(millions)

FPL	$205	$191
NextEra Energy Resources	65	367
Corporate and Other	(2)	(2)
NextEra Energy Consolidated	$268	$556

The increase in FPL's results for the three months ended March 31, 2011 is primarily due to earnings related to additional nuclear capacity, solar and environmental expenditures recovered through cost recovery clauses and a higher equity component of AFUDC (AFUDC - equity) primarily related to West County Energy Center (WCEC) Unit No. 3.  In addition, under the terms of the stipulation and settlement regarding FPL's base rates (2010 rate agreement), FPL's earnings increased due to the use of the surplus depreciation credit to earn up to its allowed 11% regulatory return on equity (ROE) on its retail rate base.

NextEra Energy Resources’ results for the three months ended March 31, 2011 and 2010 were primarily affected by net unrealized after-tax gains and losses from non-qualifying hedges, and also were impacted by after-tax OTTI losses on securities held in its nuclear decommissioning funds and after-tax OTTI reversals.  See the table below for details of such gains, losses and reversals, all of which are included in NextEra Energy's and NextEra Energy Resources’ net income.

	Three Months Ended March 31,
	2011	2010
	(millions)

Net unrealized mark-to-market after-tax (losses) gains from non-qualifying hedge activity	$(125)	$167
OTTI after-tax losses on securities held in nuclear decommissioning funds	$-	$(1)
OTTI after-tax reversals	$1	$5

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.

NextEra Energy Resources’ results for the three months ended March 31, 2011 also reflect lower results from the customer supply and proprietary power and gas trading businesses, the absence of a gain from the sale of a waste-to-energy project which was recognized in 2010 and higher expenses to support the growth of the business.  These results were partially offset by higher earnings from the existing asset portfolio and earnings from new investments.  See footnote (a) to the table under NextEra Energy Resources below for a description of projects included in new investments and the existing asset portfolio.

NextEra Energy's effective income tax rate for the three months ended March 31, 2011 and 2010 was approximately (14)% and 28%, respectively.  These rates reflect PTCs for wind projects at NextEra Energy Resources and deferred tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred tax benefits associated with convertible ITCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation.  PTCs for the three months ended March 31, 2011 and 2010 were approximately $79 million and $75 million, respectively, reflecting higher wind production eligible for PTCs.  Deferred tax benefits associated with convertible ITCs for the three months ended March 31, 2011 and 2010 were approximately $7 million and $14 million, respectively.  NextEra Energy's effective income tax rate for the three months ended March 31, 2011 was also affected by an approximately $26 million reduction in income tax expense, net of federal income taxes, primarily related to a valuation allowance reversal for certain state ITCs reflecting state tax planning initiatives (state ITC benefit).  See Note 5.

As a result of the impact of the March 2011 earthquake and tsunami on nuclear facilities in Japan, the NRC has established a task force to conduct a comprehensive review of processes and regulations relating to nuclear facilities in the United States to determine whether the NRC should make additional improvements to its regulatory system and to make recommendations to the NRC for its policy direction.  This task force initiated a review of the activities being proactively undertaken by the licensees, including FPL and NextEra Energy Resources, to verify the continued operability of measures to mitigate conditions that result from severe accidents, including the loss of significant operational and safety systems, and readiness to deal with beyond-design-basis accidents.  The lessons learned from the continuing events in Japan and the results of the NRC reviews may, among other things, result in changes in or new licensing and safety-related requirements for U.S. nuclear facilities.  Such changes in or new requirements could, among other things, impact the capacity additions (uprates) at FPL’s existing nuclear units at St. Lucie and Turkey Point and NextEra Energy Resources’ nuclear units at Point Beach Nuclear Power Plant (Point Beach), and future licensing and operations of U.S. nuclear facilities, including FPL's and NextEra Energy Resources’ existing nuclear facilities and the NRC approval of two additional nuclear units at FPL’s Turkey Point site, and could, among other things, result in increased cost and capital expenditure requirements associated with the operation and maintenance of FPL's and NextEra Energy Resources' nuclear units.  While the NRC conducts its review, FPL and NextEra Energy Resources continue to work with industry organizations to understand the events in Japan and apply lessons learned which may result in FPL and NextEra Energy Resources proactively making certain modifications to their nuclear facilities to, among other things, improve operational and safety systems prior to any potential required action by the NRC.  Any such modifications could, among other things, require regulatory approvals and result in increased cost and capital expenditure requirements associated with the operation and maintenance of FPL's and NextEra Energy Resources' nuclear units.  Third parties have requested that the NRC suspend the approval of nuclear uprates, nuclear license extensions, including approval of a license extension for NextEra Energy Resources' Seabrook nuclear unit, and new licenses, including approval of licenses for two additional nuclear units at FPL’s Turkey Point site.  Another third party request was filed with the NRC seeking immediate suspension of the NRC operating licenses for all boiling water reactors that use a certain primary containment system, including NextEra Energy Resources' Duane Arnold nuclear unit, pending completion of the NRC review.  NextEra Energy Resources and FPL oppose such requests; however, it is uncertain at this time how and when the NRC will respond to these requests.

FPL - FPL's net income for the three months ended March 31, 2011 and 2010 was $205 million and $191 million, respectively, an increase of $14 million.  See Summary above for a discussion of the major drivers of this increase.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(millions)

Retail base	$869	$933
Fuel cost recovery	953	619
Net repayment of previously deferred retail fuel revenues	-	356
Other cost recovery clauses and pass-through costs, net of any deferrals	378	373
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	46	47
Total	$2,246	$2,328

For the three months ended March 31, 2011, a 0.7% increase in the average number of customer accounts increased retail base revenues by approximately $6 million, while a 6.9% decrease in usage per retail customer, reflecting cold weather experienced in the first quarter of 2010 and other factors, decreased retail base revenues by approximately $78 million.  A base rate increase pursuant to an FPSC order which became effective March 1, 2010, increased retail base revenues for the three months ended March 31, 2011 by approximately $8 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended March 31, 2011 and 2010, cost recovery clauses contributed $24 million and $18 million, respectively, to FPL's net income.  The increase in cost recovery clause results is primarily due to the return on investment related to additional nuclear capacity, solar and environmental expenditures.  In 2011, it is expected that cost recovery clauses will contribute higher earnings for FPL as a result of additional nuclear capacity and environmental expenditures.  Underrecovery or overrecovery of such cost recovery clause and pass-through costs can significantly affect NextEra Energy's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in operations and maintenance and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service, pre-construction costs associated with the early-stage development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $158 million and $236 million at March 31, 2011 and December 31, 2010, respectively.  Pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers' bills the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected as net repayment of previously deferred retail fuel revenues in the table above.  The difference between the refund and the December 31, 2009 overrecovery is being collected from retail customers during 2011.  The increase in fuel revenues in 2011 reflects the absence of the $404 million refund, partly offset by approximately $65 million related to lower energy sales and $5 million related to a lower average fuel factor.  The decrease from December 31, 2010 to March 31, 2011 in deferred clause and franchise expenses and the decrease in deferred clause and franchise revenues (current and noncurrent, collectively) on NextEra Energy's and FPL's condensed consolidated balance sheets totaled approximately $61 million and positively affected NextEra Energy's and FPL's cash flows from operating activities for the three months ended March 31, 2011.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2011	2010
	(millions)

Fuel and energy charges during the period	$861	$1,007
Net collection of previously deferred retail fuel costs	86	-
Net deferral of retail fuel costs	-	(25)
Other, primarily capacity charges, net of any capacity deferral	124	125
Total	$1,071	$1,107

The decrease in fuel and energy charges for the three months ended March 31, 2011 reflects lower fuel and energy prices of approximately $90 million and approximately $56 million attributable to lower energy sales.

The major components of FPL's depreciation and amortization expense are as follows:

	Three Months Ended March 31,
	2011	2010
	(millions)

Surplus depreciation credit	$(99)	$(35)
Other depreciation and amortization recovered under base rates	227	223
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	14	41
Total	$142	$229

Under the terms of the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million (surplus depreciation credit cap) over the 2010 to 2012 period.  In any year of the 2010 rate agreement FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.  The surplus depreciation credit for the three months ended March 31, 2010 was recorded prior to the final order approving the 2010 rate agreement.  As of March 31, 2011, approximately $673 million of the surplus depreciation credit cap remains; $431 million of the surplus depreciation credit cap is available for use in the remainder of 2011.  The increase in other depreciation and amortization expense recovered under base rates for the three months ended March 31, 2011 is primarily due to higher plant in service balances.  The decrease in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization is primarily due to lower securitized storm-recovery cost amortization.

Taxes other than income taxes and other increased $27 million for the three months ended March 31, 2011 primarily due to higher franchise fees and revenue taxes, both of which are pass-through costs and reflect the increase in fuel revenues.  In addition, taxes other than income taxes and other for the three months ended March 31, 2011 reflect higher property taxes of $7 million, primarily due to growth in plant in service balances.

The increase in interest expense for the three months ended March 31, 2011 is primarily due to higher interest rates, partly offset by a higher debt component of AFUDC (AFUDC - debt).  The drivers of the increase in AFUDC - equity, discussed as follows, also explain the higher AFUDC - debt.  The increase in AFUDC - equity for the three months ended March 31, 2011 is primarily due to additional AFUDC - equity on WCEC Unit No. 3 and the Cape Canaveral and Riviera Beach modernization projects, partly offset by a decline, effective April 1, 2010, in the AFUDC rate from 7.41% to 6.41%, as approved by the FPSC.

FPL is currently constructing WCEC Unit No. 3, a natural gas-fired combined-cycle unit of approximately 1,220 mw, which is expected to be placed in service by mid-2011.  In addition, FPL is in the process of adding a total of approximately 400 mw to 460 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by 2013.  FPL is also in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by 2013 and 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.

NextEra Energy Resources - NextEra Energy Resources’ net income for the three months ended March 31, 2011 and 2010 was $65 million and $367 million, respectively, a decrease of $302 million.  The primary drivers, on an after-tax basis, of this decrease were as follows:

Increase (Decrease) From Prior Period
Three Months Ended March 31, 2011
(millions)

New investments(a)	$2
Existing assets(a)	42
Customer supply and proprietary power and gas trading businesses	(29)
Asset sales	(12)
Interest expense, differential membership costs and other	(10)
Change in unrealized mark-to-market non-qualifying hedge activity(b)(c)	(292)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	(3)
Net income decrease	$(302)
——————————
(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred tax benefits associated with convertible ITCs (see Note 5) but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	See Note 2 and discussion above related to derivative instruments.
(c)	See table in Summary above for additional detail.

The increase in NextEra Energy Resources’ results from new investments reflects the addition of over 750 mw of wind generation during or after the three months ended March 31, 2010.  Results from new investments for the three months ended March 31, 2011 and 2010 include approximately $7 million and $14 million, respectively, of deferred tax benefits associated with convertible ITCs and also, for the three months ended March 31, 2011, $3 million related to the state ITC benefit.

Results from NextEra Energy Resources' existing asset portfolio reflect favorable generation due to higher wind resource and lower curtailments across the wind portfolio totaling approximately $40 million, $30 million related to the state ITC benefit and lower depreciation and amortization expense of approximately $11 million, after-tax, due to the change in estimate of useful lives of certain equipment across the wind portfolio.  The effect of this change in estimate for the year ended December 31, 2011 is expected to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11.  See Note 11.  These results were partially offset by lower results at Seabrook and the hydro facilities in Maine (collectively $23 million) primarily due to lower hedge prices, and unfavorable market conditions in the Electric Reliability Council of Texas (ERCOT) of approximately $10 million.

Results from the customer supply and proprietary power and gas trading businesses decreased primarily due to lower full requirements results reflecting the loss of customers, as well as the absence of a gain on a power supply contract realized in 2010.  The decrease in asset sales reflect the absence of an after-tax gain from the sale of a waste-to-energy project of approximately $12 million recorded in 2010 after the expiration of an option for the buyer to sell the project back to NextEra Energy Resources.  Interest expense, differential membership costs and other reflects higher interest and other costs due to growth of the business.

In addition to the primary drivers of net income discussed above, the discussion below describes changes in certain line items reflected in NextEra Energy's condensed consolidated statements of income.

Operating revenues for the three months ended March 31, 2011 decreased $414 million primarily due to unrealized mark-to-market losses of $92 million from non-qualifying hedges compared to $152 million of gains on such hedges in 2010.  In addition, operating revenues decreased due to lower revenues at NextEra Energy Power Marketing, LLC, of approximately $184 million and lower revenues in the existing asset portfolio of $36 million, due in part to unfavorable market conditions in the New England Power Pool and ERCOT regions, partially offset by higher revenues from project additions of $37 million.

Operating expenses for the three months ended March 31, 2011 increased $113 million primarily due to $111 million of unrealized mark-to-market losses from non-qualifying hedges compared to $127 million of gains on such hedges in 2010, higher costs from project additions and additional gas wells, higher payroll costs and higher depreciation expense on non-wind assets.  This was partly offset by lower fuel costs of approximately $143 million and lower wind depreciation expense of $18 million due to the change in the estimate of useful lives of certain equipment across the wind portfolio.  See Note 11.

NextEra Energy Resources' interest expense for the three months ended March 31, 2011 increased $9 million, primarily due to increased borrowings to support the growth of the business.  Gains on disposal of assets - net in NextEra Energy's condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 reflect $16 million and $18 million, respectively, of gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds.  In addition, gains on disposal of assets - net for the three months ended March 31, 2010 reflect a pretax gain of $18 million from the sale of the waste-to-energy project.

See Summary above and Note 5 for a discussion of PTCs, deferred tax benefits associated with convertible ITCs and NextEra Energy's effective income tax rates for the three months ended March 31, 2011 and 2010.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add approximately 3,500 mw to 5,000 mw of new wind generation in 2010 to 2014, including 754 mw added in 2010 and a total of approximately 1,400 mw to 2,000 mw in 2011 and 2012.  In addition to wind expansion, NextEra Energy Resources is considering several solar development opportunities in the United States and Europe, and plans to add approximately 400 mw to 600 mw of new solar generation during the period 2010 through 2014, including 5 mw added in 2010.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  Currently, in the United States, approximately 30 states and the District of Columbia have renewable portfolio standards requiring electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

As part of NextEra Energy Resources' strategic planning process, management reviews its portfolio of existing assets with the intention of optimizing the value of the assets and their potential long-term returns.  Management periodically reviews and negotiates potential business acquisitions and divestitures, some of which may be material.  NextEra Energy Resources is currently exploring the potential sale of five of its natural gas-fired generating assets with an aggregate capacity of approximately 2,700 mw located in California, Virginia, Rhode Island, Alabama and South Carolina.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NextEra Energy Resources.  Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating non-utility interest expense, the deferred credit associated with differential membership interests sold by NextEra Energy Resources subsidiaries is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.

Liquidity and Capital Resources

NextEra Energy and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, short- and long-term borrowings, and the issuance, from time to time, of short- and long-term debt and equity securities, consistent with NextEra Energy's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NextEra Energy, FPL and Capital Holdings rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NextEra Energy, FPL and Capital Holdings to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.  On May 2, 2011, Fitch Ratings changed its ratings outlook for NextEra Energy, FPL and Capital Holdings from negative to stable.  For a discussion of NextEra Energy's, FPL's and Capital Holdings' credit ratings, see Management's Discussion - Liquidity and Capital Resources - Credit Ratings in the 2010 Form 10-K for NextEra Energy and FPL.

Available Liquidity - At March 31, 2011, NextEra Energy's total net available liquidity was approximately $5.8 billion, of which FPL's portion was approximately $2.8 billion.  The components of each company's net available liquidity at March 31, 2011 were as follows:

				Maturity Date
	FPL	Capital Holdings	NextEra Energy Consoli- dated	FPL	Capital Holdings
		(millions)

Bank revolving line of credit facilities(a)	$2,973	$4,417	$7,390	(b)	(b)
Less letters of credit	(6)	(856)	(862)
	2,967	3,561	6,528

Revolving credit facility	250	-	250	2014
Less borrowings	-	-	-
	250	-	250

Subtotal	3,217	3,561	6,778

Cash and cash equivalents	21	404	425
Less commercial paper	(431)	(947)	(1,378)

Net available liquidity	$2,807	$3,018	$5,825
——————————
(a)
Provide for the funding of loans up to $7,390 million ($2,973 million for FPL) and the issuance of letters of credit up to $6,390 million ($2,473 million for FPL).  The entire amount of the credit facilities is available for general corporate purposes, including to provide back-up liquidity for FPL's and Capital Holdings' commercial paper programs and other short-term borrowings and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss).  FPL's bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)
$17 million of FPL's and $40 million of Capital Holdings' bank revolving line of credit facilities expire in 2012.  The remaining portion of bank revolving line of credit facilities for FPL and Capital Holdings expires in 2013.

In April 2011, Capital Holdings and an indirect wholly-owned subsidiary of NextEra Energy Resources (collectively, the Borrowers) entered into a €170 million principal amount (approximately US $250 million) variable rate revolving loan agreement maturing in April 2014 (the Revolving Loan Agreement) to finance a portion of the costs associated with constructing two 49.9 mw thermal solar plants and related facilities in Spain (the Spain Solar Project).

In addition, in April 2011, two indirect wholly-owned subsidiaries of NextEra Energy Resources (collectively, the Project Borrowers) entered into two senior secured limited-recourse variable rate loan agreements (collectively, Project Loan Agreements), one loan agreement to finance a further portion of the costs associated with constructing the Spain Solar Project (construction loan), and the second loan agreement to finance ongoing value added tax payments associated with the construction of the Spain Solar Project (VAT loan).  The construction loan agreement provides for approximately €589 million principal amount (approximately US $875 million) in borrowings with a maturity date of December 2030.  Concurrent with executing the construction loan agreement, several interest rate swaps were entered into to hedge against interest rate movements with respect to a portion of the projected interest payments on the construction loan, with an interest rate cap to hedge the remaining portion of the projected interest payments.  Approximately €105 million (approximately US $155 million) of the funding commitment available under the construction loan agreement was borrowed in April 2011, with the remainder anticipated to be borrowed on a monthly basis through the completion of construction of the Spain Solar Project.  The VAT loan agreement provides for €40 million (approximately US $60 million) in borrowings with a maturity date of no later than April 2015.  Approximately €8 million (approximately US $12 million) of the funding commitment available under the VAT loan agreement was borrowed in April 2011.

As a precondition to borrowing under the terms of the Revolving Loan Agreement and the Project Loan Agreements, among other things, NextEra Energy’s ratio of funded debt to total capitalization must not exceed a stated ratio.  The Revolving Loan Agreement and the Project Loan Agreements contain default and related acceleration provisions for the failure to make required payments, failure to comply with certain covenants (including, for the Revolving Loan Agreement, a requirement that NextEra Energy's ratio of funded debt to total capitalization must not exceed the specified ratio and, for the Project Loan Agreements, a requirement that the Project Borrowers must complete construction of the Spain Solar Project by a certain date), certain bankruptcy-related events, and other actions by the Borrowers, the Project Borrowers or other parties as specified in the loan agreements.

The debt payment obligations under the Revolving Loan Agreement and, until certain obligations or conditions related to the Spain Solar Project are met, under the Project Loan Agreements and any related interest rate hedges are guaranteed by NextEra Energy and Capital Holdings.  The Capital Holdings guarantee contains default and acceleration provisions relating to, among other things, NextEra Energy's ratio of funded debt to total capitalization exceeding a specified ratio.  The US dollar amounts for the respective loans presented above are based on the conversion rate as of the date of closing.

NextEra Energy and FPL continue to monitor the development of rules related to the Dodd-Frank Act.  Final rules on OTC derivative-related provisions of the Dodd-Frank Act are statutorily required to be established through U.S. Commodity Futures Trading Commission and SEC rulemakings by July 2011, however, it appears that this deadline will not be met and that the regulations may not be final until later this year. NextEra Energy and FPL cannot predict the final rules that will be adopted to implement the OTC derivative-related provisions of the Dodd-Frank Act.  Those rules could negatively affect NextEra Energy’s and FPL’s ability to hedge their commodity and interest rate risks, which could have a material effect on NextEra Energy’s and FPL’s financial results.  The rules also could cause NextEra Energy Resources to decide to restructure part of its energy marketing and trading operations or to discontinue certain portions of that business.  In addition, if the rules require NextEra Energy and FPL to post cash collateral with respect to swap transactions, NextEra Energy’s and FPL’s liquidity could be materially affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NextEra Energy and FPL to penalties for non-compliance.  The financial and operational impact of the final rules cannot be determined at this time, but could be material.

Letters of Credit, Surety Bonds and Guarantees - NextEra Energy and FPL obtain letters of credit and surety bonds, and issue guarantees, to facilitate commercial transactions with third parties and financings.  At March 31, 2011, NextEra Energy had approximately $1.1 billion of standby letters of credit ($15 million for FPL), approximately $91 million of surety bonds ($55 million for FPL) and approximately $9.3 billion notional amount of guarantees ($43 million for FPL), of which approximately $6.7 billion ($33 million for FPL) letters of credit and guarantees have expiration dates within the next five years.  An aggregate of approximately $862 million ($6 million for FPL) of the standby letters of credit at March 31, 2011 were issued under FPL's and Capital Holdings' credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind and solar development and other contractual agreements.  Each of NextEra Energy and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at March 31, 2011, NextEra Energy and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and Capital Holdings has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 10 - Commitments.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	NextEra Energy		FPL
	Three Months Ended March 31,
	2011	2010	2011	2010
	(millions)

Net cash provided by operating activities	$983	$896	$632	$389
Net cash used in investing activities	(1,077)	(1,361)	(554)	(787)
Net cash provided by (used in) financing activities	217	1,442	(77)	905
Net increase in cash and cash equivalents	$123	$977	$1	$507

NextEra Energy's cash and cash equivalents increased for the three months ended March 31, 2011 reflecting cash generated by operating activities, increase in short-term debt and cash grants received under the Recovery Act.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources, net retirements of long-term debt and the payment of common stock dividends to NextEra Energy shareholders.

NextEra Energy's cash flows from operating activities for the three months ended March 31, 2011 reflect cash generated by net income and non-cash charges, as well as changes in customer receivable balances.

NextEra Energy's cash flows from investing activities for the three months ended March 31, 2011 reflect capital investments, including nuclear fuel purchases, of approximately $694 million by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects, including nuclear fuel, of approximately $644 million by NextEra Energy Resources.  NextEra Energy's cash flows from investing activities also include approximately $377 million (comprised of $223 million and $154 million at NextEra Energy Resources and FPL, respectively) of cash grants under the Recovery Act, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at Capital Holdings.  NextEra Energy expects to receive additional cash grants under the Recovery Act during 2011.

During the three months ended March 31, 2011, NextEra Energy generated proceeds from financing activities of approximately $707 million, including a net increase in short-term debt of $488 million (comprised of $158 million and $330 million at Capital Holdings and FPL, respectively), $18 million in proceeds from the issuance of common stock and the following long-term debt issuances and borrowings.  The table also sets forth long-term debt issuances and borrowings during April 2011.

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)

January 2011	NextEra Energy Resources subsidiary	Canadian revolving credit facilities	Variable	(a)	$122	2013
February 2011	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.25%		82	2031
					$204
April 2011	NextEra Energy Resources subsidiaries	Eurodollar denominated senior secured limited recourse loan	Variable	(a)(b)	$155	2030
April 2011	NextEra Energy Resources subsidiaries	Eurodollar denominated senior secured limited recourse loan	Variable	(a)	$12	2015
——————————
(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.

During the three months ended March 31, 2011, NextEra Energy paid approximately $481 million in connection with financing activities, including $128 million in principal payments on NextEra Energy Resources' debt, $100 million in principal payments on Capital Holdings' debt, $24 million in principal payments on FPL's storm-recovery bonds and $229 million for the payment of dividends on NextEra Energy's common stock.

NextEra Energy's cash and cash equivalents increased for the three months ended March 31, 2010 reflecting cash generated by operating activities, net issuance of both long- and short-term debt and the cash grants received under the Recovery Act.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources and the payment of common stock dividends to NextEra Energy shareholders.

In April 2011, Penta Wind, LLC (Penta Wind), an indirect wholly-owned subsidiary of NextEra Energy Resources, issued Class B membership interests to two third-party investors.  Penta Wind has ownership interests in five wind generation facilities with generating capability totaling approximately 483 mw located in Iowa, North Dakota, South Dakota, Texas and Wisconsin.  Penta Wind received approximately $118 million at closing and will receive future capital contributions from the third-party investors on a quarterly basis through December 31, 2019 based on the amount of PTCs generated by Penta Wind’s subsidiaries.  The future capital contributions are expected to total approximately $290 million based on projected wind generation.

Accumulated Other Comprehensive Income (Loss)

NextEra Energy's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2011			2010
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

Balances at December 31 of prior year	$24	$142	$166	$67	$102	$169
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $5 and $6 tax benefit, respectively)	(10)	-	(10)	(12)	-	(12)
Reclassification from AOCI to net income (net of $8 tax expense and $7 tax benefit, respectively)	17	-	17	(9)	-	(9)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $14 and $16 tax expense, respectively)	-	22	22	-	19	19
Reclassification from AOCI to net income (net of $5 and $7 tax benefit, respectively)	-	(9)	(9)	-	(9)	(9)
Defined benefit pension and other benefits plans (net of $4 tax expense)	-	6	6	-	-	-
Net unrealized gains (losses) on foreign currency translation (net of $5 tax expense and $1 tax benefit, respectively)	-	10	10	-	(1)	(1)
Balances at March 31	$31	$171	$202	$46	$111	$157

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

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2011 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)

Fair value of contracts outstanding at December 31, 2010	$125	$413	$49	$(236)	$351
Reclassification to realized at settlement of contracts	16	(31)	(5)	90	70
Changes in fair value excluding reclassification to realized	(7)	(169)	-	-	(176)
Fair value of contracts outstanding at March 31, 2011	134	213	44	(146)	245
Net option premium payments (receipts)	(146)	9	-	-	(137)
Net margin cash collateral paid					63
Total mark-to-market energy contract net assets (liabilities) at March 31, 2011	$(12)	$222	$44	$(146)	$171

NextEra Energy's total mark-to-market energy contract net assets (liabilities) at March 31, 2011 shown above are included in the condensed consolidated balance sheets as follows:

March 31, 2011
(millions)

Current derivative assets	$378
Noncurrent other assets	360
Current derivative liabilities	(392)
Noncurrent derivative liabilities	(175)
NextEra Energy's total mark-to-market energy contract net assets	$171

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2011 were as follows:

	Maturity
	2011	2012	2013	2014	2015	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(1)	$7	$(44)	$-	$-	$-	$(38)
Significant other observable inputs	(104)	(33)	35	6	3	6	(87)
Significant unobservable inputs	105	5	10	(5)	(2)	-	113
Total	-	(21)	1	1	1	6	(12)

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(13)	(19)	(1)	-	-	-	(33)
Significant other observable inputs	114	112	14	12	12	5	269
Significant unobservable inputs	(8)	3	10	6	9	(34)	(14)
Total	93	96	23	18	21	(29)	222

Owned Assets - OCI:
Quoted prices in active markets for identical assets	26	14	-	-	-	-	40
Significant other observable inputs	10	(6)	-	-	-	-	4
Significant unobservable inputs	-	-	-	-	-	-	-
Total	36	8	-	-	-	-	44

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(166)	15	-	-	-	-	(151)
Significant unobservable inputs	5	-	-	-	-	-	5
Total	(161)	15	-	-	-	-	(146)

Total sources of fair value	$(32)	$98	$24	$19	$22	$(23)	$108

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2010 were as follows:

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

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of NextEra Energy and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  With respect to certain debt issuances and borrowings, Capital Holdings has entered into three cross currency swaps, two to hedge against currency movements with respect to both interest and principal payments and one to hedge against currency and interest rate movements with respect to both interest and principal payments.  At March 31, 2011 and December 31, 2010, the fair value of these cross currency swaps was approximately $26 million and $44 million, respectively.

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

Management has established risk management policies to monitor and manage market and credit risks.  With respect to commodities, NextEra Energy's Exposure Management Committee (EMC), which is comprised of certain members of senior management, and NextEra Energy's chief executive officer are responsible for the overall approval of market and credit risk management policies and the delegation of approval and authorization levels.  The EMC and NextEra Energy's chief executive officer receive periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

Commodity price risk - NextEra Energy uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  At March 31, 2011 and December 31, 2010, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy
					(millions)

December 31, 2010	$-	$3	$3	$51	$21	$35	$51	$23	$36
March 31, 2011	$-	$6	$6	$61	$40	$35	$61	$38	$34

Average for the three months ended March 31, 2011	$-	$3	$3	$50	$24	$32	$50	$24	$32
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

The following are estimates of the fair value of NextEra Energy's and FPL's financial instruments:

	March 31, 2011			December 31, 2010
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NextEra Energy:
Fixed income securities:
Special use funds	$1,766	$1,766	(a)	$1,701	$1,701	(a)
Other investments:
Debt securities	$93	$93	(a)	$114	$114	(a)
Notes receivable	$504	$561	(b)	$525	$583	(b)
Long-term debt, including current maturities	$19,872	$20,559	(c)	$19,929	$20,756	(c)
Interest rate swaps - net unrealized losses	$(2)	$(2	)(d)	$(16)	$(16	)(d)

FPL:
Fixed income securities - special use funds	$1,405	$1,405	(a)	$1,375	$1,375	(a)
Long-term debt, including current maturities	$6,705	$7,061	(c)	$6,727	$7,236	(c)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Provided by external sources based on market prices indicative of market conditions.
(d)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

The special use funds of NextEra Energy and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NextEra Energy's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at estimated fair value.  At FPL, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The changes in fair value of NextEra Energy's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2030 (2032 at FPL).

NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2011, the estimated fair value of NextEra Energy's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedges - Capital Holdings:
$300	June 2008	September 2011	Variable (a)	5.625%		$5
$250	May 2010	November 2013	Variable (b)	2.55%		3
$400	August 2010	September 2015	Variable (c)	2.60%		(11)
Total fair value hedges						(3)

Cash flow hedges:
NextEra Energy Resources:
$38	December 2003	December 2017	4.245%	Variable	(d)	(3)
$12	April 2004	December 2017	3.845%	Variable	(d)	(1)
$150	December 2005	November 2019	4.905%	Variable	(d)	(13)
$362	January 2007	January 2022	5.390%	Variable	(e)	(38)
$72	January 2008	September 2011	3.2050%	Variable	(d)	(1)
$321	January 2009	December 2016	2.680%	Variable	(d)	(5)
$124	January 2009(f)	December 2023	3.725%	Variable	(d)	3
$85	January 2009	December 2023	2.578%	Variable	(g)	4
$19	March 2009	December 2016	2.655%	Variable	(d)	-
$7	March 2009(f)	December 2023	3.960%	Variable	(d)	-
$308	May 2009	May 2017	3.015%	Variable	(d)	(8)
$106	May 2009(f)	May 2024	4.663%	Variable	(d)	1
$128	December 2009	December 2019	3.830%	Variable	(d)	(6)
$52	December 2009(f)	September 2021	5.500%	Variable	(d)	-
$250	April 2010	January 2027	4.040%	Variable	(e)	(12)
$277	October 2010	September 2028	2.822%	Variable	(d)	18
$201	December 2010	January 2018	2.313%	Variable	(e)	(1)
Capital Holdings:
$250	October 2010(f)	June 2021	2.744%	Variable	(d)	20
$250	October 2010(f)	September 2021	2.819%	Variable	(d)	21
$250	October 2010(f)	June 2023	3.479%	Variable	(d)	22
Total cash flow hedges						1

Total interest rate swaps						$(2)
——————————
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%.
(b)	Three-month LIBOR plus 0.4726%
(c)	Three-month LIBOR plus 0.7980%
(d)	Three-month LIBOR.
(e)	Six-month LIBOR.
(f)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2019, June 2011, September 2011 and June 2013, respectively.
(g)	Three-month Banker's Acceptance Rate.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NextEra Energy's net liabilities would increase by approximately $972 million ($384 million for FPL) at March 31, 2011.

Equity price risk - Included in the nuclear decommissioning reserve funds of NextEra Energy are marketable equity securities carried at estimated fair value of approximately $2,121 million and $2,041 million ($1,317 million and $1,262 million for FPL) at March 31, 2011 and December 31, 2010, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $195 million ($123 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for NextEra Energy's non-rate regulated operations, at March 31, 2011.

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

•	Overall credit risk is managed through established credit policies and is overseen by the EMC.

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

Based on NextEra Energy's policies and risk exposures related to credit, NextEra Energy and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2011, approximately 98% of NextEra Energy's and 95% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, each of NextEra Energy and FPL had performed an evaluation, under the supervision and with the participation of its management, including NextEra Energy's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NextEra Energy and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2011.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NextEra Energy and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NextEra Energy or FPL, see Item 3. Legal Proceedings and Note 14 - Legal Proceedings to Consolidated Financial Statements in the 2010 Form 10-K for NextEra Energy and FPL and Note 10 - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in NextEra Energy’s and FPL’s 2010 Form 10-K except as follows:

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

•
Together, FPL and NextEra Energy’s other subsidiaries own, or hold undivided interests in, eight nuclear generation units in four states.  The construction, operation and maintenance of the facilities involve inherent risks, including, but not limited to, the following:

•
The nuclear generation facilities are subject to environmental, health and financial risks, such as risks relating to site storage of spent nuclear fuel, the disposition of spent nuclear fuel, leakage and emissions of tritium and other radioactive elements in the event of a nuclear accident or otherwise, the threat of a terrorist attack and other potential liabilities arising out of the ownership or operation of the facilities.  Although NextEra Energy and FPL maintain decommissioning funds and external insurance coverage which are intended to reduce the financial exposure to some of these risks, the cost of decommissioning the facilities could exceed the amount available in the decommissioning funds, and the liability and property damages could exceed the amount of insurance coverage.  In the event of an incident at any nuclear generation facility in the United States or at certain nuclear generation facilities in Europe, NextEra Energy and FPL could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and a nuclear insurance mutual company.

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

NextEra Energy and FPL are subject to operating risks associated with their natural gas and oil storage and pipeline infrastructure, and the use of such fuels in their generation facilities.

•
NextEra Energy’s and FPL’s operations are subject to operating risks incident to handling, storing, transporting and consuming natural gas, natural gas liquids and oil including, but not limited to, adverse weather conditions, explosions, pollution, release of toxic substances, fires and other hazards, any of which could result in damage to or destruction of their facilities and other property or human injury.  If any of these events were to occur, NextEra Energy and FPL could suffer substantial losses.  Moreover, as a result of any such event, NextEra Energy and FPL may be from time to time a defendant in related legal proceedings.  As a result, NextEra Energy’s and FPL’s financial results and liquidity could be materially adversely affected if a significant event occurs that is not fully covered by insurance.

The factors discussed above and in Part I, Item 1A. Risk Factors in NextEra Energy's and FPL's 2010 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NextEra Energy's and FPL's businesses, financial condition, future financial results and/or liquidity should be carefully considered.  The risks described above and in NextEra Energy's and FPL's 2010 Form 10-K are not the only risks facing NextEra Energy and FPL.  Additional risks and uncertainties also may materially adversely affect NextEra Energy's or FPL's business, financial condition, future financial results and/or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NextEra Energy of its common stock during the three months ended March 31, 2011 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)

1/01/11 - 1/31/11	-	$-	-	20,000,000
2/01/11 - 2/28/11	114,866	$54.51	-	20,000,000
3/01/11 - 3/31/11	577	$53.71	-	20,000,000
Total	115,443	$54.51	-
——————————
(a)
Includes:  (1) in February 2011 shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (LTIP); and (2) in March 2011, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NextEra Energy's obligation under a February 2006 grant under the LTIP of deferred retirement share awards to an executive officer.

(b)
In February 2005, NextEra Energy's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 5.  Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - Environmental Matters - Clean Air Act Mercury/Nickel Rule in the 2010 Form 10-K for NextEra Energy and FPL.

In March 2011, the EPA issued a proposed Air Toxics Rule as required under the Clean Air Act which requires coal-fired and oil-fired generating units to reduce emissions of hazardous air pollutants.  Based on the provisions of the proposed rule, seven oil-fired units and three coal-fired units at FPL and three oil-fired units at NextEra Energy Resources may be required to add additional pollution control equipment to meet Maximum Achievable Control Technology standards, the economic and operational impact of which cannot be determined at this time, but could be material.  A final Air Toxics Rule is scheduled to be issued by the EPA by the end of 2011; units affected by the rule will be required to comply within three years of issuance of the final rule with a possible fourth year option for compliance if required to install pollution control equipment.

(ii)	Reference is made to Item 1. Business - Environmental Matters - Clean Water Act Section 316(b) in the 2010 Form 10-K for NextEra Energy and FPL.

In March 2011, the EPA issued a proposed rule under Section 316(b) of the Clean Water Act to regulate intake structures at existing power plants with once-through cooling water systems.  The rule is intended to require the Best Technology Available to reduce the impact on aquatic organisms from such water intake systems.  Under the proposed rule, potentially thirteen of FPL's facilities and five of NextEra Energy Resources' facilities may be required to add additional controls or make operational changes to comply with the rule, the economic and operational impact of which cannot be determined at this time, but could be material.  The EPA is expected to issue the final rule in the summer of 2012.

Item 6.  Exhibits

Exhibit Number	Description	NextEra Energy	FPL

*10(a)	NextEra Energy Non-Employee Director Compensation Summary effective January 1, 2011 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2010, File No. 1-8841)	x
10(b)	Form of NextEra Energy Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 18, 2011	x	x
10(c)	Form of NextEra Energy Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 18, 2011	x	x
10(d)	Form of NextEra Energy Amended and Restated Long-Term Incentive Plan Non-Qualified Stock Option Agreement effective February 18, 2011	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of NextEra Energy	x
32(b)	Section 1350 Certification of FPL		x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Schema Document	x
101.PRE	XBRL Presentation Linkbase Document	x
101.CAL	XBRL Calculation Linkbase Document	x
101.LAB	XBRL Label Linkbase Document	x
101.DEF	XBRL Definition Linkbase Document	x
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
(Registrant)
Date:  May 4, 2011

CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY
(Registrant)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)