Form 10-Q
period 2011-06-30
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2011-08-02
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of June 30, 2011:  422,340,129 shares.

As of June 30, 2011, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.
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

•	The businesses and financial results of NextEra Energy and FPL could be negatively affected by the lack of a qualified workforce, work strikes or stoppages and increasing personnel costs.

•	Certain of NextEra Energy’s and FPL’s investments are subject to changes in market value and other risks, which may adversely affect NextEra Energy’s and FPL’s liquidity and financial results.

•	Increasing costs associated with health care plans may adversely affect NextEra Energy's and FPL's financial results.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NextEra Energy's and FPL's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) and Part II, Item 1A. Risk Factors in NextEra Energy's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (March 2011 Form 10-Q) and in this combined Form 10-Q, and investors should refer to those sections of the 2010 Form 10-K, the March 2011 Form 10-Q and this combined Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and NextEra Energy and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

OPERATING REVENUES	$3,961	$3,591	$7,094	$7,213

OPERATING EXPENSES
Fuel, purchased power and interchange	1,557	1,455	2,962	2,804
Other operations and maintenance	771	752	1,463	1,411
Impairment charges	51	-	51	-
Depreciation and amortization	408	386	740	800
Taxes other than income taxes and other	267	289	543	550
Total operating expenses	3,054	2,882	5,759	5,565

OPERATING INCOME	907	709	1,335	1,648

OTHER INCOME (DEDUCTIONS)
Interest expense	(256)	(247)	(510)	(485)
Equity in earnings of equity method investees	18	15	29	23
Allowance for equity funds used during construction	10	9	22	15
Interest income	16	28	37	47
Gains on disposal of assets - net	25	9	42	48
Other - net	7	(29)	8	(32)
Total other deductions - net	(180)	(215)	(372)	(384)

INCOME BEFORE INCOME TAXES	727	494	963	1,264

INCOME TAXES	147	77	115	291

NET INCOME	$580	$417	$848	$973

Earnings per share of common stock:
Basic	$1.39	$1.02	$2.04	$2.38
Assuming dilution	$1.38	$1.01	$2.03	$2.37

Dividends per share of common stock	$0.55	$0.50	$1.10	$1.00

Weighted-average number of common shares outstanding:
Basic	416.9	408.9	416.4	408.2
Assuming dilution	419.3	411.4	418.9	410.7

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2011	December 31, 2010
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$50,944	$48,841
Nuclear fuel	1,519	1,539
Construction work in progress	3,678	3,841
Less accumulated depreciation and amortization	(15,287)	(15,146)
Total property, plant and equipment - net ($3,376 and $2,398 related to VIEs, respectively)	40,854	39,075

CURRENT ASSETS
Cash and cash equivalents	287	302
Customer receivables, net of allowances of $10 and $20, respectively	1,633	1,509
Other receivables	500	1,073
Materials, supplies and fossil fuel inventory	1,072	857
Regulatory assets:
Deferred clause and franchise expenses	359	368
Derivatives	141	236
Other	84	82
Derivatives	333	506
Other	404	325
Total current assets	4,813	5,258

OTHER ASSETS
Special use funds	3,905	3,742
Other investments	954	971
Prepaid benefit costs	1,298	1,259
Regulatory assets:
Securitized storm-recovery costs ($338 and $356 related to a VIE, respectively)	550	581
Other	397	329
Derivatives	462	589
Other	1,324	1,190
Total other assets	8,890	8,661

TOTAL ASSETS	$54,557	$52,994

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,525	5,418
Retained earnings	9,262	8,873
Accumulated other comprehensive income	115	166
Total common shareholders' equity	14,906	14,461
Long-term debt ($1,746 and $1,338 related to VIEs, respectively)	19,235	18,013
Total capitalization	34,141	32,474

CURRENT LIABILITIES
Commercial paper	1,050	889
Current maturities of long-term debt	1,168	1,920
Accounts payable	1,280	1,124
Customer deposits	638	634
Accrued interest and taxes	622	462
Regulatory liabilities:
Deferred clause and franchise revenues	29	47
Other	2	4
Derivatives	389	536
Accrued construction-related expenditures	388	371
Other	823	917
Total current liabilities	6,389	6,904

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,587	1,639
Accumulated deferred income taxes	5,281	5,109
Regulatory liabilities:
Accrued asset removal costs	2,191	2,244
Asset retirement obligation regulatory expense difference	1,666	1,592
Other	446	423
Derivatives	235	243
Deferral related to differential membership interests - VIEs	1,101	949
Other	1,520	1,417
Total other liabilities and deferred credits	14,027	13,616

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$54,557	$52,994

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$848	$973
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	740	800
Nuclear fuel amortization	131	140
Impairment charges	51	-
Unrealized (gains) losses on marked to market energy contracts	86	(291)
Deferred income taxes	156	280
Cost recovery clauses and franchise fees	(32)	(600)
Changes in prepaid option premiums and derivative settlements	8	166
Equity in earnings of equity method investees	(29)	(23)
Distributions of earnings from equity method investees	48	21
Allowance for equity funds used during construction	(22)	(15)
Gains on disposal of assets - net	(42)	(48)
Changes in operating assets and liabilities:
Customer receivables	(123)	(54)
Other receivables	113	17
Materials, supplies and fossil fuel inventory	(214)	51
Other current assets	(75)	(205)
Other assets	(119)	95
Accounts payable	193	360
Income taxes	94	(4)
Interest and other taxes	193	151
Other current liabilities	(64)	(87)
Other liabilities	(37)	(35)
Other - net	87	56
Net cash provided by operating activities	1,991	1,748

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,471)	(1,462)
Independent power and other investments of NextEra Energy Resources	(1,074)	(1,168)
Cash grants under the American Recovery and Reinvestment Act of 2009	486	511
Nuclear fuel purchases	(159)	(98)
Other capital expenditures	(156)	(29)
Proceeds from sale or maturity of securities in special use funds	2,575	4,138
Purchases of securities in special use funds	(2,621)	(4,198)
Proceeds from sale or maturity of other securities	319	438
Purchases of other securities	(343)	(427)
Other - net	85	12
Net cash used in investing activities	(2,359)	(2,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,453	1,585
Retirements of long-term debt	(991)	(269)
Proceeds from sale of differential membership interests	210	190
Net change in short-term debt	160	(54)
Issuances of common stock - net	33	69
Dividends on common stock	(459)	(410)
Other - net	(53)	15
Net cash provided by financing activities	353	1,126

Net increase (decrease) in cash and cash equivalents	(15)	591
Cash and cash equivalents at beginning of period	302	238
Cash and cash equivalents at end of period	$287	$829

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$570	$555

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

OPERATING REVENUES	$2,801	$2,580	$5,047	$4,908

OPERATING EXPENSES
Fuel, purchased power and interchange	1,304	1,205	2,375	2,312
Other operations and maintenance	434	424	808	797
Depreciation and amortization	212	193	354	422
Taxes other than income taxes and other	280	257	532	483
Total operating expenses	2,230	2,079	4,069	4,014

OPERATING INCOME	571	501	978	894

OTHER INCOME (DEDUCTIONS)
Interest expense	(96)	(91)	(187)	(179)
Allowance for equity funds used during construction	9	9	21	15
Other - net	1	(1)	(1)	-
Total other deductions - net	(86)	(83)	(167)	(164)

INCOME BEFORE INCOME TAXES	485	418	811	730

INCOME TAXES	184	153	305	274

NET INCOME	$301	$265	$506	$456

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	June 30, 2011	December 31, 2010
ELECTRIC UTILITY PLANT
Plant in service	$30,895	$29,519
Nuclear fuel	815	729
Construction work in progress	1,748	2,175
Less accumulated depreciation and amortization	(10,883)	(10,871)
Electric utility plant - net	22,575	21,552

CURRENT ASSETS
Cash and cash equivalents	41	20
Customer receivables, net of allowances of $9 and $17, respectively	832	710
Other receivables	329	395
Materials, supplies and fossil fuel inventory	687	505
Regulatory assets:
Deferred clause and franchise expenses	359	368
Derivatives	141	236
Other	77	76
Other	204	145
Total current assets	2,670	2,455

OTHER ASSETS
Special use funds	2,744	2,637
Prepaid benefit costs	1,062	1,035
Regulatory assets:
Securitized storm-recovery costs ($338 and $356 related to a VIE, respectively)	550	581
Other	363	293
Other	164	145
Total other assets	4,883	4,691

TOTAL ASSETS	$30,128	$28,698

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	5,053	5,054
Retained earnings	3,451	3,364
Total common shareholder's equity	9,877	9,791
Long-term debt ($460 and $486 related to a VIE, respectively)	6,908	6,682
Total capitalization	16,785	16,473

CURRENT LIABILITIES
Commercial paper	655	101
Current maturities of long-term debt	48	45
Accounts payable	675	554
Customer deposits	632	628
Accrued interest and taxes	427	311
Regulatory liabilities - deferred clause and franchise revenues	29	47
Derivatives	148	245
Accrued construction-related expenditures	183	183
Other	384	394
Total current liabilities	3,181	2,508

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,112	1,083
Accumulated deferred income taxes	4,214	3,835
Regulatory liabilities:
Accrued asset removal costs	2,191	2,244
Asset retirement obligation regulatory expense difference	1,666	1,592
Other	408	377
Other	571	586
Total other liabilities and deferred credits	10,162	9,717

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$30,128	$28,698

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$506	$456
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	354	422
Nuclear fuel amortization	72	66
Deferred income taxes	358	135
Cost recovery clauses and franchise fees	(32)	(600)
Allowance for equity funds used during construction	(21)	(15)
Changes in operating assets and liabilities:
Customer receivables	(122)	4
Other receivables	33	(15)
Materials, supplies and fossil fuel inventory	(182)	59
Other current assets	(65)	(99)
Other assets	(34)	16
Accounts payable	147	330
Income taxes	(133)	54
Interest and other taxes	166	145
Other current liabilities	6	(18)
Other liabilities	(18)	(3)
Other - net	1	79
Net cash provided by operating activities	1,036	1,016

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,471)	(1,462)
Cash grants under the American Recovery and Reinvestment Act of 2009	185	85
Nuclear fuel purchases	(111)	(24)
Proceeds from sale or maturity of securities in special use funds	1,808	3,313
Purchases of securities in special use funds	(1,841)	(3,360)
Other - net	32	32
Net cash used in investing activities	(1,398)	(1,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	248	514
Retirements of long-term debt	(24)	(22)
Net change in short-term debt	554	71
Capital contribution from NextEra Energy	-	135
Dividends	(400)	-
Other - net	5	(2)
Net cash provided by financing activities	383	696

Net increase in cash and cash equivalents	21	296
Cash and cash equivalents at beginning of period	20	83
Cash and cash equivalents at end of period	$41	$379

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$263	$294

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
				(millions)

Service cost	$16	$15	$2	$1	$32	$30	$3	$3
Interest cost	25	25	5	6	49	51	11	11
Expected return on plan assets	(60)	(60)	(1)	(1)	(119)	(120)	(1)	(1)
Amortization of transition obligation	-	-	1	1	-	-	1	2
Amortization of prior service benefit	(1)	(1)	-	-	(1)	(2)	-	-
Net periodic benefit (income) cost at NextEra Energy	$(20)	$(21)	$7	$7	$(39)	$(41)	$14	$15
Net periodic benefit (income) cost at FPL	$(13)	$(14)	$5	$6	$(26)	$(28)	$10	$11

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

While most of NextEra Energy's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For commodity derivatives, NextEra Energy Resources believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  For interest rate swaps and foreign currency derivative instruments, generally NextEra Energy assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 6.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  At June 30, 2011, NextEra Energy's accumulated other comprehensive income (AOCI) included amounts related to discontinued commodity cash flow hedges with expiration dates through December 2012; interest rate cash flow hedges with expiration dates through December 2030; and foreign currency cash flow hedges with expiration dates through September 2030.

The net fair values of NextEra Energy's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	NextEra Energy		FPL
	June 30, 2011	December 31, 2010	June 30, 2011		December 31, 2010
	(millions)

Current derivative assets(a)	$333	$506	$7	(b)	$8	(b)
Noncurrent derivative assets(c)	462	589	4	(d)	1	(d)
Current derivative liabilities(e)	(389)	(536)	(148)		(245)
Noncurrent derivative liabilities(f)	(235)	(243)	(3	)(g)	-	(g)
Total mark-to-market derivative instrument assets (liabilities)	$171	$316	$(140)		$(236)
——————————
(a)
At June 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $42 million and $23 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.
(c)
At June 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $29 million and $43 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.
(e)
At June 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $18 million and $23 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)
At June 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $65 million and $72 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(g)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At June 30, 2011 and December 31, 2010, NextEra Energy had approximately $20 million and $7 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at June 30, 2011 and December 31, 2010, NextEra Energy had approximately $84 million and $58 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, NextEra Energy uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NextEra Energy's and FPL's net derivative positions at June 30, 2011 and December 31, 2010, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NextEra Energy's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.

	June 30, 2011		December 31, 2010
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$11	$-	$16	$-
Current derivative liabilities	-	65	-	64
Noncurrent derivative assets	41	-	91	-
Noncurrent derivative liabilities	-	92	-	59
Foreign currency swaps:
Current derivative assets	-	-	24	-
Current derivative liabilities	-	4	-	4
Noncurrent derivative assets	7	-	11	-
Total	$59	$161	$142	$127

Gains (losses) related to NextEra Energy's cash flow hedges are recorded on NextEra Energy's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended June 30,
	2011							2010
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains (losses) recognized in OCI	$-		$(119)		$10		$(109)	$-		$(72)		$8		$(64)
Gains (losses) reclassified from AOCI to net income	$14	(a)	$(24	)(b)	$7	(c)	$(3)	$32	(a)	$(9	)(b)	$8	(c)	$31
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

	Six Months Ended June 30,
	2011							2010
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swap		Total
	(millions)

Gains (losses) recognized in OCI	$-		$(118)		$(6)		$(124)	$19		$(106)		$4		$(83)
Gains (losses) reclassified from AOCI to net income	$19	(a)	$(43	)(b)	$(4	)(c)	$(28)	$68	(a)	$(26	)(b)	$6	(d)	$48
Gains (losses) recognized in income(e)	$-		$-		$-		$-	$1	(a)	$-		$-		$1
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Loss of approximately $3 million is included in interest expense and the balance is included in other - net.
(d)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.
(e)	Represents the ineffective portion of the hedging instrument.

For the three and six months ended June 30, 2011, NextEra Energy recorded a gain of approximately $9 million and $3 million, respectively, on three fair value hedges which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in the related debt.  For the three and six months ended June 30, 2010, NextEra Energy recorded a gain of approximately $4 million and $4 million, respectively, on two fair value hedges which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in the related debt.

The fair values of NextEra Energy's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	June 30, 2011						December 31, 2010
	NextEra Energy		FPL				NextEra Energy		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$633	$281	$11	(a)	$4	(a)	$754	$278	$9	(a)	$1	(a)
Current derivative liabilities	1,561	1,898	11		159		1,848	2,339	12		257
Noncurrent derivative assets	592	150	6	(b)	2	(b)	687	157	1	(b)	-	(b)
Noncurrent derivative liabilities	786	992	2	(c)	5	(c)	828	1,084	-		-
Foreign currency swap:
Current derivative assets	-	-	-		-		13	-	-		-
Current derivative liabilities	-	1	-		-		-	-	-		-
Noncurrent derivative liabilities	-	2	-		-		-	-	-		-
Interest rate contracts:
Current derivative assets	12	-	-		-		-	-	-		-
Noncurrent derivative assets	1	-	-		-		-	-	-		-
Total	$3,585	$3,324	$30		$170		$4,130	$3,858	$22		$258
——————————
(a)	Included in current other assets on FPL's condensed consolidated balance sheets.
(b)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.
(c)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NextEra Energy's derivatives not designated as hedging instruments are recorded on NextEra Energy's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011	2010
	(millions)
Commodity contracts:
Operating revenues	$154	(a)	$(9	)(a)	$2 (a)	$261	(a)
Fuel, purchased power and interchange	23		27		(2)	94
Foreign currency swap - Other - net	2		7		(3)	5
Interest rate contracts - Other - net	4		-		4	-
Total	$183		$25		$1	$360
——————————
(a)
In addition, for both the three and six months ended June 30, 2011, FPL recorded approximately $68 million of losses related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.  For the three and six months ended June 30, 2010, FPL recorded approximately $63 million of gains and $392 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NextEra Energy's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NextEra Energy's and FPL's overall net economic exposure because NextEra Energy and FPL do not use derivative instruments to hedge all of their commodity exposures.  At June 30, 2011, NextEra Energy and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NextEra Energy		FPL
	(millions)

Power	(101)	mwh(a)	-
Natural gas	1,176	mmbtu(b)	844	mmbtu(b)
Oil	(1)	barrels	1	barrels
——————————
(a)	Megawatt-hours
(b)	One million British thermal units

At June 30, 2011, NextEra Energy had 25 interest rate swaps with a notional amount totaling approximately $5.6 billion and two foreign currency swaps with a notional amount totaling approximately $544 million.

Certain of NextEra Energy's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At June 30, 2011, the aggregate fair value of NextEra Energy's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.4 billion ($0.2 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NextEra Energy or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and Capital Holdings' credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for Capital Holdings from the current lowest applicable rating), NextEra Energy would be required to post collateral such that the total posted collateral would be approximately $200 million ($50 million at FPL).  If FPL's and Capital Holdings' credit ratings were downgraded to below investment grade, NextEra Energy would be required to post additional collateral such that the total posted collateral would be approximately $2.3 billion ($0.8 billion at FPL).  Some contracts at NextEra Energy, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NextEra Energy could be required to post additional collateral of up to approximately $650 million ($150 million at FPL).

Collateral may be posted in the form of cash or credit support.  At June 30, 2011, NextEra Energy had posted approximately $90 million (none at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and Capital Holdings have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NextEra Energy's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$-	$76		$-	$-	$76
Special use funds:
NextEra Energy:
Equity securities	$769	$1,276	(b)	$-	$-	$2,045
U.S. Government and municipal bonds	$517	$106		$-	$-	$623
Corporate debt securities	$-	$463		$-	$-	$463
Mortgage-backed securities	$-	$529		$-	$-	$529
Other debt securities	$-	$121		$-	$-	$121
FPL:
Equity securities	$135	$1,118	(b)	$-	$-	$1,253
U.S. Government and municipal bonds	$462	$95		$-	$-	$557
Corporate debt securities	$-	$327		$-	$-	$327
Mortgage-backed securities	$-	$441		$-	$-	$441
Other debt securities	$-	$44		$-	$-	$44
Other investments:
NextEra Energy:
Equity securities	$3	$2		$-	$-	$5
U.S. Government and municipal bonds	$13	$-		$-	$-	$13
Corporate debt securities	$-	$52		$-	$-	$52
Mortgage-backed securities	$-	$36		$-	$-	$36
Other	$5	$18		$-	$-	$23
Derivatives:
NextEra Energy:
Commodity contracts	$1,432	$1,433		$707	$(2,849)	$723	(c)
Interest rate swaps	$-	$65		$-	$-	$65	(c)
Foreign currency swaps	$-	$7		$-	$-	$7	(c)
FPL - commodity contracts	$-	$23		$7	$(19)	$11	(c)
Liabilities:
Derivatives:
NextEra Energy:
Commodity contracts	$1,475	$1,294		$552	$(2,861)	$460	(c)
Interest rate swaps	$-	$157		$-	$-	$157	(c)
Foreign currency swaps	$-	$7		$-	$-	$7	(c)
FPL - commodity contracts	$-	$168		$2	$(19)	$151	(c)
——————————
(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.
(b)
At NextEra Energy, approximately $1,147 million ($1,036 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

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

(c)	See Note 2 for a reconciliation of net derivatives to NextEra Energy's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at March 31 and December 31 of prior period	$104	$5	$296	$7
Realized and unrealized gains (losses):
Included in earnings(a)	95	-	13	-
Included in regulatory assets and liabilities	2	2	2	2
Purchases	53	-	141	-
Settlements	(58)	(2)	(103)	(4)
Issuances	(38)	-	(190)	-
Transfers in(b)	1	-	2	-
Transfers out(b)	(4)	-	(6)	-
Fair value of net derivatives based on significant unobservable inputs at June 30	$155	$5	$155	$5
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$89	$-	$8	$-
——————————
(a)
For the three and six months ended June 30, 2011, $92 million and less than $1 million, respectively, of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and six months ended June 30, 2011, $3 million and $13 million, respectively, of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three and six months ended June 30, 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three and six months ended June 30, 2011, $89 million and $3 million, respectively, of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and six months ended June 30, 2011, less than $1 million and $5 million, respectively, of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Fair value of net derivatives based on significant unobservable inputs at March 31 and December 31 of prior period	$549	$10	$364	$11
Realized and unrealized gains (losses):
Included in earnings(a)	(110)	-	350	-
Included in regulatory assets and liabilities	(1)	(1)	(1)	(1)
Purchases, sales, settlements and issuances	(69)	(2)	(338)	(3)
Transfers in(b)	1	-	2	-
Transfers out(b)	(23)	-	(30)	-
Fair value of net derivatives based on significant unobservable inputs at June 30	$347	$7	$347	$7
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(99)	$-	$237	$-
——————————
(a)
For the three and six months ended June 30, 2010, $(109) million and $343 million, respectively, of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and six months ended June 30, 2010, $(1) million and $7 million, respectively, of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three and six months ended June 30, 2010, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three and six months ended June 30, 2010, $(98) million and $233 million, respectively, of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and six months ended June 30, 2010, $(1) million and $4 million, respectively, of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

NextEra Energy tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In the second quarter of 2011, recent market value indications and the impact of newly proposed environmental regulations suggested that the carrying value of certain NextEra Energy Resources' assets, primarily wind assets in West Texas and oil-fired assets in Maine, may be impaired.  NextEra Energy Resources performed a fair value analysis and concluded that an impairment charge related to the long-lived assets, primarily property, plant and equipment, was necessary.  The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates.  As a result, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million ($31 million after-tax), which is recorded as a separate line item in NextEra Energy’s condensed consolidated statements of income for the three and six months ended June 30, 2011.

4.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At June 30, 2011 and December 31, 2010, other investments of NextEra Energy, not included in the table below, included financial instruments of approximately $94 million and $97 million ($4 million and $4 million at FPL), respectively, including $46 million and $48 million included in current other receivables on the condensed consolidated balance sheets (none at FPL), which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	June 30, 2011				December 31, 2010
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NextEra Energy:
Special use funds	$3,905	(a)	$3,905	(b)	$3,742	(a)	$3,742	(b)
Other investments:
Notes receivable	$503		$548	(c)	$525		$583	(c)
Debt securities	$120	(d)	$120	(b)	$114	(d)	$114	(b)
Equity securities	$75		$154	(e)	$57		$125	(e)
Long-term debt, including current maturities	$20,399		$21,331	(f)	$19,929		$20,756	(f)
Interest rate swaps - net unrealized losses	$(93)		$(93	)(g)	$(16)		$(16	)(g)
Foreign currency swaps - net unrealized gains	$1		$1	(g)	$44		$44	(g)

FPL:
Special use funds	$2,744	(a)	$2,744	(b)	$2,637	(a)	$2,637	(b)
Long-term debt, including current maturities	$6,956		$7,478	(f)	$6,727		$7,236	(f)
——————————
(a)
At June 30, 2011, includes $90 million of investments accounted for under the equity method and $34 million of loans not measured at fair value on a recurring basis ($104 million and $18 million, respectively, for FPL).  At December 31, 2010, includes $76 million of investments accounted for under the equity method and $17 million of loans not measured at fair value on a recurring basis ($94 million and $11 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,623 million and $1,420 million, respectively, at June 30, 2011 and $1,616 million and $1,489 million, respectively, at December 31, 2010 ($1,308 million and $857 million, respectively, at June 30, 2011 and $1,281 million and $943 million, respectively, at December 31, 2010 for FPL).

(b)	Based on quoted market prices for these or similar issues.
(c)
Classified as held to maturity.  Based on market prices provided by external sources.  Notes receivable bear interest primarily at fixed rates and mature from 2014 to 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of June 30, 2011, neither NextEra Energy nor FPL had any notes receivable reported in non-accrual status.

(d)	Classified as trading securities.
(e)	Modeled internally based on latest market data.
(f)	Provided by external sources based on market prices indicative of market conditions.
(g)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $128 million and NextEra Energy's and FPL's nuclear decommissioning fund assets of $3,777 million and $2,616 million, respectively, at June 30, 2011.  The majority of investments held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NextEra Energy's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in Other - net in NextEra Energy's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2011 of approximately eight years at both NextEra Energy and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2011 of approximately three years.  The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	Three Months Ended June 30,				Six Months Ended June 30
	2011		2010		2011		2010
	NextEra Energy	FPL	NextEra Energy	FPL	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)

Realized gains	$57	$26	$17	$7	$87	$38	$62	$31
Realized losses	$22	$15	$4	$3	$43	$34	$14	$11
Proceeds from sale or maturity of securities	$1,228	$844	$1,575	$1,114	$2,575	$1,808	$4,138	$3,313

Unrealized losses on available for sale debt securities at June 30, 2011 and December 31, 2010 were not material to NextEra Energy or FPL.  The unrealized gains on available for sale securities are as follows:

	NextEra Energy		FPL
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(millions)

Equity securities	$670	$612	$441	$384
U.S. Government and municipal bonds	$19	$15	$18	$15
Corporate debt securities	$24	$23	$20	$19
Mortgage-backed securities	$23	$20	$20	$18
Other debt securities	$3	$2	$2	$1

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

Interest Rate and Foreign Currency Swaps - NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, Capital Holdings has entered into cross currency swaps, one of which hedges against currency movements with respect to both interest and principal payments and another which hedges against currency and interest rate movements with respect to both interest and principal payments.  See Note 2.

5.  Income Taxes

NextEra Energy's effective income tax rate for the three months ended June 30, 2011 and 2010 was approximately 20% and 16%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $84 million and $89 million, respectively, related to NextEra Energy Resources' wind projects and approximately $1 million and $16 million, respectively, of deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), for certain wind projects expected to be placed in service.  NextEra Energy’s effective income tax rate for the three months ended June 30, 2011 also reflects a state deferred income tax benefit (state deferred income tax benefit) included in the Corporate and Other segment of approximately $64 million, net of federal income taxes, related to recent state tax law changes.

NextEra Energy's effective income tax rate for the six months ended June 30, 2011 and 2010 was approximately 12% and 23%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind PTCs of approximately $163 million and $164 million, respectively, and approximately $8 million and $30 million, respectively, of deferred income tax benefits associated with convertible ITCs.  NextEra Energy’s effective income tax rate for the six months ended June 30, 2011 also reflects the state deferred income tax benefit and a $26 million reduction in income tax expense, net of federal income taxes, primarily related to a valuation allowance reversal for certain state ITCs reflecting state income tax planning initiatives (state ITC benefit).

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

During the first quarter of 2011, NextEra Energy finalized a settlement with the Internal Revenue Service (IRS) with respect to the 1988 through 2005 tax years and closed out the examination of years 2006 through 2008 (collectively, IRS settlement).  The IRS settlement primarily related to NextEra Energy’s and FPL’s timing of certain deductions for repairs, casualty losses and indirect service costs.  During the second quarter of 2011, NextEra Energy received a cash refund from the IRS of approximately $278 million related to the IRS settlement.  Also as a result of the IRS settlement, NextEra Energy's gross liability for unrecognized tax benefits was reduced by $248 million ($214 million for FPL) and accrued net interest receivable was reduced by $131 million ($38 million for FPL).  The IRS settlement did not have a material effect on NextEra Energy's or FPL's net income.  As of June 30, 2011, the gross liability for unrecognized tax benefits was $18 million ($2 million for FPL).  The net interest receivable (payable) related to the net income tax receivable (payable) was $8 million (($16) million for FPL).

6.  Comprehensive Income

NextEra Energy's comprehensive income is as follows:

	Three Months Ended June 30,
	2011	2010
	(millions)

Net income of NextEra Energy	$580	$417
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $28 and $24 tax benefit, respectively)	(81)	(40)
Reclassification from AOCI to net income (net of $1 and $13 tax benefit, respectively)	4	(18)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $1 tax expense and $22 tax benefit, respectively)	1	(32)
Reclassification from AOCI to net income (net of $9 and $4 tax benefit, respectively)	(13)	(5)
Net unrealized gains (losses) on foreign currency translation (net of $1 tax expense and $6 tax benefit, respectively)	2	(12)
Comprehensive income of NextEra Energy	$493	$310

	Six Months Ended June 30,
	2011	2010
	(millions)

Net income of NextEra Energy	$848	$973
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $33 and $30 tax benefit, respectively)	(91)	(52)
Reclassification from AOCI to net income (net of $7 tax expense and $21 tax benefit, respectively)	21	(27)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $15 tax expense and $6 tax benefit, respectively)	23	(13)
Reclassification from AOCI to net income (net of $14 and $11 tax benefit, respectively)	(22)	(14)
Defined benefit pension and other benefits plans (net of $4 tax expense)	6	-
Net unrealized gains (losses) on foreign currency translation (net of $6 tax expense and $7 tax benefit, respectively)	12	(14)
Comprehensive income of NextEra Energy	$797	$853

Approximately $13 million of losses included in NextEra Energy's AOCI at June 30, 2011 related to derivative instruments are expected to be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or principal and/or interest payments are made.  Such amount assumes no change in fuel prices, power prices, interest rates or scheduled principal payments.  AOCI is separately displayed on the condensed consolidated balance sheets of NextEra Energy.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities (VIEs)

As of June 30, 2011, NextEra Energy has ten VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the Florida Public Service Commission (FPSC).  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $421 million and $444 million at June 30, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NextEra Energy's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $518 million and $542 million at June 30, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NextEra Energy's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended June 30, 2011 and 2010, FPL purchased 380,847 mwh and 373,152 mwh, respectively, from the facility at a total cost of approximately $51 million and $46 million, respectively.  During the six months ended June 30, 2011 and 2010, FPL purchased 637,522 mwh and 735,542 mwh, respectively, from the facility at a total cost of approximately $94 million and $91 million, respectively.

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

NextEra Energy Resources - NextEra Energy consolidates eight NextEra Energy Resources’ VIEs.  NextEra Energy Resources is considered the primary beneficiary of these VIEs since NextEra Energy Resources controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

Three of NextEra Energy Resources’ VIEs consolidate several entities which own and operate natural gas and/or oil electric generating facilities with the capability of producing a total of 1,285 mw.  These VIEs sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2018 through 2022.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  These VIEs use third party debt and equity to finance their operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $819 million and $463 million, respectively, at June 30, 2011 and $829 million and $455 million, respectively, at December 31, 2010, and consisted primarily of property, plant and equipment and long-term debt.

The other five NextEra Energy Resources’ VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 1,710 mw and an entity which owns and operates a 78 mile, 230 kilovolt transmission line.  These VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2034.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $2.9 billion and $2.3 billion, respectively, at June 30, 2011.  Three of the VIEs were consolidated at December 31, 2010, and the assets and liabilities of those VIEs totaled approximately $1.7 billion and $1.6 billion, respectively, at December 31, 2010.  At June 30, 2011 and December 31, 2010, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of June 30, 2011 and December 31, 2010, several NextEra Energy subsidiaries have investments totaling approximately $689 million ($533 million at FPL) and $646 million ($480 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included primarily in special use funds and other investments on NextEra Energy's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  NextEra Energy is considered the primary beneficiary of and therefore consolidates one of these entities with total assets of approximately $55 million and $53 million at June 30, 2011 and December 31, 2010, respectively.  NextEra Energy is considered the primary beneficiary of this entity because FPL and NextEra Energy Resources are equal investors and, combined, are the majority investors in this entity and absorb the majority of the expected losses and residual returns.  With respect to the other entities, NextEra Energy subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because NextEra Energy subsidiaries do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

8.  Common Stock

Earnings Per Share - The reconciliation of NextEra Energy's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions, except per share amounts)

Numerator - net income	$580	$417	$848	$973

Denominator:
Weighted-average number of common shares outstanding - basic	416.9	408.9	416.4	408.2
Performance share awards, options, restricted stock and equity units(a)	2.4	2.5	2.5	2.5
Weighted-average number of common shares outstanding - assuming dilution	419.3	411.4	418.9	410.7

Earnings per share of common stock:
Basic	$1.39	$1.02	$2.04	$2.38
Assuming dilution	$1.38	$1.01	$2.03	$2.37
——————————
(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Performance share awards, options, restricted stock and equity units are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 1.1 million and 7.8 million for the three months ended June 30, 2011 and 2010, respectively, and 14.5 million and 8.7 million for the six months ended June 30, 2011 and 2010, respectively.

9.  Debt

As of June 30, 2011, long-term debt issuances and borrowings by subsidiaries of NextEra Energy during 2011 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)

January - April 2011	NextEra Energy Resources subsidiary	Canadian revolving credit facilities	Variable	(a)	$135	2013
February 2011	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.25%		$82	2031
April - June 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	$181	2030
April - June 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)	$16	2015
June 2011	NextEra Energy Resources subsidiary	Euro denominated revolving loan	Variable	(a)	$7	2014
June 2011	FPL	First mortgage bonds	5.125%		$250	2041
June 2011	Capital Holdings	Debentures	4.50%		$400	2021
June 2011	Capital Holdings	Japanese yen denominated term loan	Variable	(a)(c)	$424	2014
——————————
(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.
(c)	Cross currency basis swap agreements were entered into with respect to both interest and principal payments on this loan.

10.  Commitments and Contingencies

Commitments - NextEra Energy and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other primarily include the cost for construction of a transmission line by Lone Star Transmission, LLC (Lone Star), a regulated transmission provider in Texas and the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet).

At June 30, 2011, estimated planned capital expenditures for the remainder of 2011 through 2015 were as follows:

	2011	2012	2013	2014	2015	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$755	$1,750	$515	$85	$-	$3,105
Existing	410	785	720	640	550	3,105
Transmission and distribution	430	780	685	640	630	3,165
Nuclear fuel	165	170	255	205	220	1,015
General and other	95	200	215	120	120	750
Total	$1,855	$3,685	$2,390	$1,690	$1,520	$11,140

NextEra Energy Resources:
Wind(d)	$340	$445	$10	$5	$5	$805
Solar(e)	710	925	485	35	-	2,155
Nuclear(f)	325	290	255	260	280	1,410
Natural gas	50	35	60	40	115	300
Other(g)	125	70	50	60	45	350
Total	$1,550	$1,765	$860	$400	$445	$5,020

Corporate and Other(h)	$300	$455	$70	$40	$35	$900
——————————
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $19 million, $79 million, $83 million and $33 million in 2011 to 2014, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $73 million, $98 million, $30 million and $2 million in 2011 to 2014, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.  Excludes capital expenditures for the modernization of the Port Everglades facility, which if the project proceeds and the required regulatory approvals are obtained is expected to cost approximately $1.2 billion and be placed in-service in 2016.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new wind generation of approximately 1,400 mw to 2,000 mw in 2011 and 2012, at a total cost of approximately $3 billion to $4 billion.  These amounts include 150 mw added to date in 2011.

(e)
Consists of capital expenditures for planned new solar projects that have received applicable internal approvals and related transmission.  NextEra Energy Resources plans to add new solar generation of approximately 400 mw to 600 mw in 2010 through 2014, at a total cost of approximately $3 billion to $4 billion.  These amounts include 5 mw added in 2010 and 5 mw added to date in 2011.

(f)	Includes nuclear fuel.
(g)
Consists of capital expenditures that have received applicable internal approvals.  NextEra Energy Resources plans to add natural gas infrastructure projects at a total cost of approximately $400 million to $600 million in 2010 through 2014.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC of approximately $6 million, $40 million and $14 million in 2011 to 2013, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

At June 30, 2011, subsidiaries of NextEra Energy, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements, with remaining terms ranging from less than one year to six years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2011 was approximately $54 million.  At June 30, 2011, NextEra Energy did not have any liabilities recorded for these guarantees.  In certain instances, NextEra Energy can seek recourse from third parties for amounts paid under the guarantees.  At June 30, 2011, the fair value of the guarantees was not material.  In addition to the guarantees relating to non-consolidated entities, NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most payment obligations under Capital Holdings' debt and guarantees.

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

NextEra Energy Resources has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from August 2011 through 2033, approximately $1.5 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2012 through 2033.

The transmission business within Corporate and Other has entered into contracts primarily for development and construction activities relating to Lone Star's transmission line, all of which is included in the estimated planned capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of June 30, 2011 were estimated as follows:

	2011	2012	2013	2014	2015	Thereafter
FPL:	(millions)
Capacity payments:(a)
Qualifying facilities	$140	$290	$275	$275	$280	$2,630
JEA and Southern subsidiaries	$115	$225	$220	$200	$175	$195
Other electricity suppliers	$5	$5	$-	$-	$-	$-
Minimum payments, at projected prices:
Natural gas, including transportation and storage(b)	$1,265	$1,485	$840	$550	$535	$7,345
Oil(b)	$50	$-	$-	$-	$-	$-
Coal(b)	$45	$70	$60	$5	$-	$-

NextEra Energy Resources(c)	$1,630	$475	$230	$185	$165	$840

Corporate and Other	$140	$235	$15	$-	$-	$-
——————————
(a)
Capacity payments under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $124 million and $137 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $247 million and $286 million for the six months ended June 30, 2011 and 2010, respectively.  Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $129 million and $114 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $206 million and $213 million for the six months ended June 30, 2011 and 2010, respectively.

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

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NextEra Energy and FPL and could have a material adverse effect on NextEra Energy's and FPL's financial condition, results of operations and liquidity.

Legal Proceedings - In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties.  Under the EPA's civil penalty rules, the EPA could assess up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, up to $27,500 per day for each violation from January 31, 1997 through March 15, 2004, up to $32,500 per day for each violation from March 16, 2004 through January 12, 2009 and up to $37,500 per day for each violation thereafter.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the U.S. Supreme Court's decision.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of energy and renewable energy credits each year during the period from 2002 through 2005 and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  Following a jury trial in 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damage clause.  The appellate court has remanded the case back to the trial court for further proceedings to determine the amount of damages payable by the NextEra Energy Resources Affiliates.  The NextEra Energy Resources Affiliates filed a motion for rehearing of the appellate court’s decision, which motion was denied.  In April 2011, the NextEra Energy Resources Affiliates filed a petition for review of the appellate court decision with the Texas Supreme Court, which petition is pending.

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

	Three Months Ended June 30,
	2011						2010
	FPL	NextEra Energy Resources(a)		Corporate & Other		NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated
						(millions)

Operating revenues	$2,801	$1,105		$55		$3,961	$2,580	$965	$46	$3,591
Operating expenses	$2,230	$776	(b)	$48		$3,054	$2,079	$767	$36	$2,882
Net income (loss)	$301	$239	(c)	$40	(d)	$580	$265	$154	$(2)	$417

	Six Months Ended June 30,
	2011						2010
	FPL	NextEra Energy Resources(a)		Corporate & Other		NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)	Corporate & Other	NextEra Energy Consoli- dated
						(millions)

Operating revenues	$5,047	$1,938		$109		$7,094	$4,908	$2,212	$93	$7,213
Operating expenses	$4,069	$1,600	(b)	$90		$5,759	$4,014	$1,478	$73	$5,565
Net income (loss)	$506	$304	(c)	$38	(d)	$848	$456	$521	$(4)	$973

	June 30, 2011				December 31, 2010
	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	NextEra Energy Consoli- dated
				(millions)

Total assets	$30,128	$22,752	$1,677	$54,557	$28,698	$22,389	$1,907	$52,994
——————————
(a)
Interest expense allocated from Capital Holdings to NextEra Energy Resources is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NextEra Energy Resources subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	Includes impairment charges of approximately $51 million. See Note 3.
(c)	Includes after-tax impairment charge of approximately $31 million. See Note 3. See Note 5 for a discussion of NextEra Energy Resources' tax benefits related to PTCs.
(d)	Includes state deferred income tax benefits, net of federal income taxes, of approximately $64 million, primarily related to recent state tax law changes. See Note 5.

NextEra Energy Resources reviews the estimated useful lives of its fixed assets on an ongoing basis.  In the first quarter of 2011, this review indicated that the actual lives of certain equipment at NextEra Energy Resources’ wind plants are expected to be longer than the previously estimated useful lives used for depreciation purposes.  As a result, effective January 1, 2011, NextEra Energy Resources changed the estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets are expected to remain in service.  The useful lives of substantially all of the wind plants’ equipment that were previously estimated to be 25 years were increased to 30 years.  The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $19 million and $37 million, increase net income by $11 million and $22 million, and increase basic and diluted earnings per share by approximately $0.03 and $0.05, for the three and six months ended June 30, 2011, respectively.  The effect of this change in estimate for the year ended December 31, 2011 is expected to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11.

12.  Summarized Financial Information of Capital Holdings

Capital Holdings, a 100% owned subsidiary of NextEra Energy, provides funding for, and holds ownership interests in, NextEra Energy's operating subsidiaries other than FPL.  Most of Capital Holdings' debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NextEra Energy.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2011				2010
	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$-	$1,163	$2,798	$3,961	$-	$1,013	$2,578	$3,591
Operating expenses	(4)	(824)	(2,226)	(3,054)	(2)	(804)	(2,076)	(2,882)
Interest expense	(3)	(159)	(94)	(256)	(4)	(156)	(87)	(247)
Other income (deductions) - net	526	72	(522)	76	427	20	(415)	32
Income (loss) before income taxes	519	252	(44)	727	421	73	-	494
Income tax expense (benefit)	(61)	24	184	147	4	(79)	152	77
Net income (loss)	$580	$228	$(228)	$580	$417	$152	$(152)	$417
——————————
(a)	Represents FPL and consolidating adjustments.

	Six Months Ended June 30,
	2011				2010
	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)

Operating revenues	$-	$2,053	$5,041	$7,094	$-	$2,310	$4,903	$7,213
Operating expenses	(7)	(1,689)	(4,063)	(5,759)	(2)	(1,554)	(4,009)	(5,565)
Interest expense	(7)	(322)	(181)	(510)	(8)	(307)	(170)	(485)
Other income (deductions) - net	797	125	(784)	138	989	86	(974)	101
Income (loss) before income taxes	783	167	13	963	979	535	(250)	1,264
Income tax expense (benefit)	(65)	(125)	305	115	6	11	274	291
Net income (loss)	$848	$292	$(292)	$848	$973	$524	$(524)	$973
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	June 30, 2011				December 31, 2010
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$30	$22,651	$33,460	$56,141	$19	$21,779	$32,423	$54,221
Less accumulated depreciation and amortization	(1)	(4,402)	(10,884)	(15,287)	-	(4,275)	(10,871)	(15,146)
Total property, plant and equipment - net	29	18,249	22,576	40,854	19	17,504	21,552	39,075
CURRENT ASSETS
Cash and cash equivalents	-	246	41	287	-	282	20	302
Receivables	164	1,143	826	2,133	654	1,380	548	2,582
Other	8	907	1,478	2,393	9	1,024	1,341	2,374
Total current assets	172	2,296	2,345	4,813	663	2,686	1,909	5,258
OTHER ASSETS
Investment in subsidiaries	14,795	-	(14,795)	-	14,150	-	(14,150)	-
Other	472	3,838	4,580	8,890	365	3,845	4,451	8,661
Total other assets	15,267	3,838	(10,215)	8,890	14,515	3,845	(9,699)	8,661
TOTAL ASSETS	$15,468	$24,383	$14,706	$54,557	$15,197	$24,035	$13,762	$52,994

CAPITALIZATION
Common shareholders' equity	$14,906	$4,917	$(4,917)	$14,906	$14,461	$4,359	$(4,359)	$14,461
Long-term debt	-	12,328	6,907	19,235	-	11,331	6,682	18,013
Total capitalization	14,906	17,245	1,990	34,141	14,461	15,690	2,323	32,474
CURRENT LIABILITIES
Debt due within one year	-	1,515	703	2,218	-	2,664	145	2,809
Accounts payable	7	599	674	1,280	-	571	553	1,124
Other	221	1,196	1,474	2,891	352	1,361	1,258	2,971
Total current liabilities	228	3,310	2,851	6,389	352	4,596	1,956	6,904
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	476	1,111	1,587	-	556	1,083	1,639
Accumulated deferred income taxes	50	1,249	3,982	5,281	53	1,336	3,720	5,109
Regulatory liabilities	38	-	4,265	4,303	46	-	4,213	4,259
Other	246	2,103	507	2,856	285	1,857	467	2,609
Total other liabilities and deferred credits	334	3,828	9,865	14,027	384	3,749	9,483	13,616
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$15,468	$24,383	$14,706	$54,557	$15,197	$24,035	$13,762	$52,994
——————————
(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2011				2010
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$437	$627	$927	$1,991	$487	$723	$538	$1,748

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(16)	(1,262)	(1,582)	(2,860)	-	(1,271)	(1,486)	(2,757)
Capital contribution to FPL	-	-	-	-	(135)	-	135	-
Cash grants under the Recovery Act	-	301	185	486	-	426	85	511
Other - net	16	4	(5)	15	-	(15)	(22)	(37)
Net cash used in investing activities	-	(957)	(1,402)	(2,359)	(135)	(860)	(1,288)	(2,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,205	248	1,453	-	1,071	514	1,585
Retirements of long-term debt	-	(967)	(24)	(991)	-	(247)	(22)	(269)
Proceeds from sale of differential membership interests	-	210	-	210	-	190	-	190
Net change in short-term debt	-	(393)	553	160	-	(125)	71	(54)
Issuances of common stock	33	-	-	33	69	-	-	69
Dividends on common stock	(459)	-	-	(459)	(410)	-	-	(410)
Other - net	(11)	239	(281)	(53)	(11)	(458)	484	15
Net cash provided by (used in) financing activities	(437)	294	496	353	(352)	431	1,047	1,126

Net increase (decrease) in cash and cash equivalents	-	(36)	21	(15)	-	294	297	591
Cash and cash equivalents at beginning of period	-	282	20	302	-	156	82	238
Cash and cash equivalents at end of period	$-	$246	$41	$287	$-	$450	$379	$829
——————————
(a)	Represents FPL and consolidating adjustments.

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

Results of Operations

Summary - Presented below is a summary of NextEra Energy's net income (loss) by reportable segment (see Note 11).  Corporate and Other represents business activities other than FPL and NextEra Energy Resources, other segments that are not separately reportable and eliminating entries.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(millions)

FPL	$301	$265	$36	$506	$456	$50
NextEra Energy Resources	239	154	85	304	521	(217)
Corporate and Other	40	(2)	42	38	(4)	42
NextEra Energy Consolidated	$580	$417	$163	$848	$973	$(125)

FPL's earnings for the three and six months ended June 30, 2011 increased primarily due to rate base growth and FPL's ability to use the surplus depreciation credit, as permitted under the terms of the stipulation and settlement regarding FPL's base rates (2010 rate agreement), to earn up to FPL's allowed 11% regulatory return on equity (ROE) on its retail rate base.  The increase in FPL's results for the three and six months ended June 30, 2011 also reflects higher earnings related to additional nuclear capacity, solar and environmental capital expenditures recovered through cost recovery clauses and, for the six months ended June 30, 2011, a higher equity component of AFUDC (AFUDC - equity) primarily related to the Cape Canaveral and Riviera Beach modernization projects.

NextEra Energy Resources’ results for the three and six months ended June 30, 2011 reflect lower results at Seabrook and Point Beach Nuclear Power Plant (Point Beach) primarily due to extended refueling outages at both plants and lower-priced hedges at Seabrook, as well as impairment charges primarily taken to write down the value of certain wind and oil-fired generation assets, partly offset by a higher wind resource.  Also, results for the six-month period were affected by the state ITC benefit and lower results from the customer supply business.  NextEra Energy Resources’ results for the three and six months ended June 30, 2011 and 2010 were also affected by net unrealized after-tax gains and losses from non-qualifying hedges, as well as after-tax other than temporary impairment (OTTI) losses and reversals on securities held in its nuclear decommissioning funds, as described below.  See the table under NextEra Energy Resources below for the primary drivers of earnings.

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

NextEra Energy's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining whether performance goals are met for performance-based compensation under NextEra Energy's employee incentive compensation plans.  NextEra Energy also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges and OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  NextEra Energy's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with generally accepted accounting principles.

The following table provides details of the net unrealized after-tax gains and losses from non-qualifying hedges and after-tax OTTI losses, net of reversals, all of which are included in NextEra Energy's and NextEra Energy Resources’ net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)

Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity	$78	$(36)	$(47)	$131
OTTI after-tax losses on securities held in nuclear decommissioning funds, net of OTTI reversals	$2	$(5)	$3	$(1)

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

The increase in Corporate and Other's results for the three and six months ended June 30, 2011 is primarily due to a state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to recent state tax law changes, partly offset by other consolidating tax adjustments.  See Note 5.

NextEra Energy's effective income tax rates for the three and six months ended June 30, 2011 were approximately 20% and 12%, respectively; NextEra Energy's effective income tax rates for the corresponding periods in 2010 were 16% and 23%.  These rates reflect the effect of PTCs for wind projects at NextEra Energy Resources and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of NextEra Energy's pretax income.  PTCs can be significantly affected by wind generation.  PTCs for the three and six months ended June 30, 2011 were approximately $84 million and $163 million, respectively, and $89 million and $164 million for the comparable periods in 2010.  Deferred income tax benefits associated with convertible ITCs for the three and six months ended June 30, 2011 were approximately $1 million and $8 million, respectively, and $16 million and $30 million for the comparable periods in 2010.  NextEra Energy's effective income tax rates for the three and six months ended June 30, 2011 were also reduced by the approximately $64 million state deferred income tax benefit recorded at Corporate and Other and, for the six months ended June 30, 2011, the $26 million state ITC benefit.  See Note 5.

As a result of the impact of the March 2011 earthquake and tsunami on nuclear facilities in Japan, the NRC established a task force to conduct a comprehensive review of processes and regulations relating to nuclear facilities in the United States to determine whether the NRC should make additional improvements to its regulatory system and to make recommendations to the NRC for its policy direction.  This task force initiated a review of the activities being proactively undertaken by licensees, including FPL and NextEra Energy Resources, to verify the continued operability of measures to mitigate conditions that result from severe accidents, including the loss of significant operational and safety systems, and readiness to deal with beyond-design-basis accidents.  In May 2011, the NRC issued a bulletin requiring companies licensed to operate U.S. nuclear power plants to confirm that their mitigative-strategy equipment is in place and available, and that the strategies can be carried out with current plant staffing, as well as requesting further information regarding their mitigation strategies programs.  FPL and NextEra Energy Resources have responded to this bulletin.  In July 2011, the NRC task force released its recommendations to the NRC which are intended to clarify and strengthen the regulatory framework for protection against natural disasters, mitigation and emergency preparedness, and to improve the effectiveness of the NRC’s programs.  NextEra Energy and FPL are currently reviewing the recommendations and assessing the financial and operational impact on their respective nuclear units.

The lessons learned from the events in Japan and the results of the NRC's review of the task force's recommendations may, among other things, result in changes in or new licensing and safety-related requirements for U.S. nuclear facilities.  Such changes in or new requirements could, among other things, impact the capacity additions (uprates) at FPL’s existing nuclear units at St. Lucie and Turkey Point and NextEra Energy Resources’ nuclear units at Point Beach, and future licensing and operations of U.S. nuclear facilities, including FPL's and NextEra Energy Resources’ existing nuclear facilities and the NRC approval of two additional nuclear units at FPL’s Turkey Point site, and could, among other things, result in increased cost and capital expenditure requirements associated with the operation and maintenance of FPL's and NextEra Energy Resources' nuclear units.  While the NRC conducts its review, FPL and NextEra Energy Resources continue to work with industry organizations to understand the events in Japan and apply lessons learned which may result in FPL and NextEra Energy Resources proactively making certain modifications to their nuclear facilities to, among other things, improve operational and safety systems prior to any potential requirements being imposed by the NRC.  Any such modifications could, among other things, require regulatory approvals and result in increased cost and capital expenditure requirements associated with the operation and maintenance of FPL's and NextEra Energy Resources' nuclear units.  Third parties have requested that the NRC suspend the approval of nuclear uprates, nuclear license extensions, including approval of a license extension for NextEra Energy Resources' Seabrook nuclear unit, and new licenses, including approval of licenses for two additional nuclear units at FPL’s Turkey Point site.  Another third party request was filed with the NRC seeking immediate suspension of the NRC operating licenses for all boiling water reactors that use a certain primary containment system, including NextEra Energy Resources' Duane Arnold nuclear unit, pending completion of the NRC review.  The NRC denied the request for immediate action related to the suspension of operating licenses for boiling water reactors, and, since the nuclear events in Japan, has continued to grant approvals for nuclear uprates and license extensions.  However, it is uncertain at this time how and when the NRC will respond to the other items in these requests or other requests it may receive, or take action with regard to the NRC task force's recommendations.

FPL - FPL's net income for the three months ended June 30, 2011 and 2010 was $301 million and $265 million, respectively, an increase of $36 million.  FPL's net income for the six months ended June 30, 2011 and 2010 was $506 million and $456 million, respectively, an increase of $50 million.  See Summary above for a discussion of the major drivers of these increases.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)

Retail base	$1,128	$1,077	$1,997	$2,010
Fuel cost recovery	1,157	1,074	2,110	1,692
Net repayment of previously deferred retail fuel revenues	-	-	-	356
Other cost recovery clauses and pass-through costs, net of any deferrals	454	383	832	756
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	62	46	108	94
Total	$2,801	$2,580	$5,047	$4,908

For the three months ended June 30, 2011, a 0.6% increase in the average number of customer accounts increased retail base revenues by approximately $7 million, while a 2.2% increase in usage per retail customer, reflecting warm weather in 2011 and other factors, increased retail base revenues by approximately $19 million.  As permitted by the 2010 rate agreement, retail base revenues collected through the capacity clause included approximately $25 million for the three and six months ended June 30, 2011 related to projected fuel savings from the placement in service of West County Energy Center (WCEC) Unit No. 3, which occurred on May 23, 2011.  For the six months ended June 30, 2011, a 0.6% increase in the average number of customer accounts increased retail base revenues by approximately $13 million, while a 2.0% decrease in usage per retail customer, reflecting cold weather experienced in the first quarter of 2010 partly offset by warm weather in the second quarter of 2011 and other factors, decreased retail base revenues by approximately $59 million.  In addition, a base rate increase pursuant to an FPSC order which became effective March 1, 2010, increased retail base revenues for the six months ended June 30, 2011 by approximately $8 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended June 30, 2011 and 2010, cost recovery clauses contributed $25 million and $16 million, respectively, to FPL's net income; the amounts for the six months ended June 30, 2011 and 2010, were $49 million and $34 million, respectively.  The increase in cost recovery clause results is primarily due to the return on investment related to additional nuclear capacity, solar and environmental capital expenditures.  For the remainder of 2011, it is expected that FPL's earnings will continue to be favorably affected by cost recovery clauses as a result of additional nuclear capacity and environmental capital expenditures.  Underrecovery or overrecovery of cost recovery clause and pass-through costs can significantly affect NextEra Energy's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in operations and maintenance and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service, pre-construction costs associated with the early-stage development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in FPL's fuel procurement program was approximately $141 million and $236 million at June 30, 2011 and December 31, 2010, respectively.  Pursuant to an FPSC order, FPL was required to refund, in the form of a one-time credit to retail customers' bills, the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected as net repayment of previously deferred retail fuel revenues in the table above.  The difference between the refund and the December 31, 2009 overrecovery is being collected from retail customers during 2011.  The increase in fuel revenues for the three months ended June 30, 2011 reflects approximately $78 million related to higher energy sales and $5 million related to a higher average fuel factor.  The increase in fuel revenues for the six months ended June 30, 2011 reflects the absence of the $404 million refund, approximately $12 million related to higher energy sales and $2 million related to a higher average fuel factor.  The increase from December 31, 2010 to June 30, 2011 in deferred clause and franchise expenses and the decrease in deferred clause and franchise revenues (current and noncurrent, collectively) on NextEra Energy's and FPL's condensed consolidated balance sheets totaled approximately $32 million and negatively affected NextEra Energy's and FPL's cash flows from operating activities for the six months ended June 30, 2011.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)

Fuel and energy charges during the period	$1,253	$1,267	$2,114	$2,274
Net deferral of retail fuel costs	(100)	(195)	(14)	(220)
Other, primarily capacity charges, net of any capacity deferral	151	133	275	258
Total	$1,304	$1,205	$2,375	$2,312

The decrease in fuel and energy charges for the three months ended June 30, 2011 reflects lower fuel and energy prices of approximately $55 million partly offset by $41 million attributable to higher energy sales.  The decrease in fuel and energy charges for the six months ended June 30, 2011 reflects lower fuel and energy prices of approximately $139 million and $21 million attributable to lower energy sales.

FPL's O&M expenses increased $10 million and $11 million for the three and six months ended June 30, 2011 primarily due to higher cost recovery clause costs which did not significantly affect net income.  The increase in cost recovery clause costs was partly offset by the absence of a $20 million charge for workforce reductions recorded in the second quarter of 2010.

The major components of FPL's depreciation and amortization expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)

Surplus depreciation credit	$(31)	$(44)	$(131)	$(79)
Other depreciation and amortization recovered under base rates	231	221	459	445
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	12	16	26	56
Total	$212	$193	$354	$422

Under the terms of the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million (surplus depreciation credit cap) over the 2010 to 2012 period.  In any year of the 2010 rate agreement FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.  The surplus depreciation credit for the three and six months ended June 30, 2010 was recorded prior to the final order approving the 2010 rate agreement.  As of June 30, 2011, approximately $641 million of the surplus depreciation credit cap remains; $399 million of the surplus depreciation credit cap is available for use in the remainder of 2011.  The increase in other depreciation and amortization expense recovered under base rates for the three and six months ended June 30, 2011 is primarily due to higher plant in service balances.  The decrease in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the six months ended June 30, 2011 is primarily due to lower depreciation and amortization under the FPSC's nuclear cost recovery rule.

Taxes other than income taxes and other increased $23 million and $49 million for the three and six months ended June 30, 2011, respectively, primarily due to higher franchise fees and revenue taxes, both of which are pass-through costs and reflect the increase in fuel and other cost recovery clauses and pass-through costs revenues.  In addition, amounts for the three and six months ended June 30, 2011 reflect higher property taxes of $7 million and $14 million, respectively, primarily due to growth in plant in service balances.

The increase in interest expense for the three and six months ended June 30, 2011 is primarily due to higher average interest rates.  The increase in AFUDC - equity for the six months ended June 30, 2011 is primarily due to additional AFUDC - equity on the Cape Canaveral and Riviera Beach modernization projects.

In late May 2011, FPL placed in service WCEC Unit No. 3, a 1,220 mw natural gas-fired combined-cycle unit.  In addition, FPL is in the process of adding a total of approximately 450 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by 2013, approximately 29 mw of which was placed in service in May 2011 at St. Lucie Unit No. 2.  FPL is also in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by 2013 and 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.  FPL is in the preliminary stages of pursuing the modernization of its Port Everglades facility to a high-efficiency natural gas-fired unit.  If the project proceeds and the required regulatory approvals are obtained, the proposed in-service date for the Port Everglades facility would be 2016 with an expected cost of approximately $1.2 billion.

NextEra Energy Resources - NextEra Energy Resources’ net income for the three months ended June 30, 2011 and 2010 was $239 million and $154 million, respectively, an increase of $85 million.  NextEra Energy Resources’ net income for the six months ended June 30, 2011 and 2010 was $304 million and $521 million, respectively, a decrease of $217 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(millions)

New investments(a)	$11	$14
Existing assets(a)	(2)	41
Customer supply and proprietary power and gas trading businesses	(3)	(33)
Asset sales	(5)	(19)
Impairment charges	(31)	(31)
Interest expense, differential membership costs and other	(6)	(15)
Change in unrealized mark-to-market non-qualifying hedge activity(b)(c)	114	(178)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	7	4
Net income increase (decrease)	$85	$(217)
——————————
(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred income tax (see Note 5) and other benefits associated with convertible ITCs but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	See Note 2 and discussion above related to derivative instruments.
(c)	See table in Summary above for additional detail.

The increase in NextEra Energy Resources’ results from new investments reflects the addition of over 900 mw of wind generation during or after the three and six months ended June 30, 2010.  Results from new investments for the three and six months ended June 30, 2011 include approximately $1 million and $8 million, respectively, of deferred income tax benefits associated with convertible ITCs; the corresponding amounts for the three and six months ended June 30, 2010 were $16 million and $30 million.  In addition, an after-tax benefit associated with convertible ITCs of approximately $17 million was recorded in the second quarter of 2011 from the sale of membership interests where the investor elected to receive the convertible ITCs related to the underlying wind project; the $29 million pretax amount of such benefit was recorded in taxes other than income taxes and other in NextEra Energy's condensed consolidated statements of income for the three and six months ended June 30, 2011.  Results from new investments for the six months ended June 30, 2011 also include $3 million related to the state ITC benefit.  See Note 5.

Results for the three-month period from NextEra Energy Resources' existing asset portfolio reflect lower results at Seabrook and Point Beach of approximately $37 million and $4 million, respectively, due to extended refueling outages, and for Seabrook, lower-priced hedges, partly offset by higher gains on their decommissioning funds.  These results were partially offset by favorable wind results of approximately $31 million due to higher wind resource across the wind portfolio and lower depreciation and amortization expense due to a change in estimate of the useful lives of certain equipment across the wind portfolio, partly offset by lower prices, primarily in Texas.  Results for the six-month period from NextEra Energy Resources' existing asset portfolio reflect higher wind results of approximately $102 million partly offset by lower results from Seabrook and Point Beach of $56 million and $6 million, respectively, for the same reasons as discussed above.  The wind results for the six-month period also reflect the $30 million state ITC benefit (see Note 5).  In addition, results for the three- and six-month periods were favorably affected by higher prices under a new long-term contract for a gas-fired project in California of approximately $7 million and $13 million, respectively.  The effect of the change in estimate of useful lives of certain equipment across the wind portfolio for the year ended December 31, 2011 is expected to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11 (see Note 11).  In June 2011, the expanded scope outage of Point Beach Unit No. 2 was completed and its output is expected to increase more than 80 mw; this incremental power will be sold under a long-term contract through the current operating license term of the unit.

Results from the customer supply and proprietary power and gas trading businesses for the three- and six-month periods decreased primarily due to lower full requirements results reflecting the loss of customers, as well as the absence of a gain on a power supply contract realized in 2010.  The decrease in asset sales for the three- and six-month periods reflect the absence of an after-tax gain of approximately $5 million on a coal-fired project that was recorded in 2010.  Additionally, for the six-month period, the decrease in asset sales reflects the absence of an after-tax gain from the sale of a waste-to-energy project of approximately $12 million recorded in 2010 after the expiration of an option for the buyer to sell the project back to NextEra Energy Resources.

Impairment charges for the three- and six-month periods reflect charges taken primarily to write down the value of certain wind and oil-fired generation assets deemed to be unrecoverable.  As a result of a fair value analysis, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million which is recorded as a separate line item in NextEra Energy's condensed consolidated statements of income; the after-tax amount of the impairment charge reduced NextEra Energy Resources' results for the three and six months ended June 30, 2011 by $31 million.  See Note 3.  The increase in interest expense, differential membership costs and other for the three and six months ended June 30, 2011 reflects higher interest expense and other costs to support the growth of the business.

In addition to the primary drivers of net income discussed above, the discussion below describes changes in certain line items set forth in NextEra Energy's condensed consolidated statements of income as they relate to NextEra Energy Resources.

Operating revenues for the three months ended June 30, 2011 increased $140 million primarily due to unrealized mark-to-market gains of $111 million from non-qualifying hedges compared to $113 million of losses on such hedges in 2010 and higher revenues from project additions of approximately $40 million.  These items were partially offset by lower revenues in the New England Power Pool region (approximately $102 million) principally resulting from an extended refueling outage at Seabrook.  Operating revenues for the six months ended June 30, 2011 decreased $274 million primarily due to lower revenues at NextEra Energy Power Marketing, LLC of approximately $177 million and lower revenues in the existing asset portfolio of $164 million, due in part to the extended refueling outage at Seabrook and unfavorable market conditions in the New England Power Pool and Electric Reliability Council of Texas regions, and unrealized mark-to-market gains of $18 million from non-qualifying hedges compared to $39 million of such gains in 2010.  These items were partially offset by higher revenues from project additions of approximately $78 million.

Operating expenses for the three months ended June 30, 2011 increased $9 million reflecting the impairment charges of $51 million (see Note 3), partly offset by higher benefits associated with differential membership interests.  Operating expenses for the six months ended June 30, 2011 increased $122 million reflecting $96 million of unrealized mark-to-market losses from non-qualifying hedges compared to $178 million of gains on such hedges in 2010, impairment charges of $51 million and higher O&M expenses of $31 million, partly offset by lower fuel costs of approximately $178 million and higher benefits associated with differential membership interests.

NextEra Energy Resources' interest expense for the three and six months ended June 30, 2011 increased $2 million and $12 million, respectively, primarily due to increased borrowings to support the growth of the business.  Gains on disposal of assets - net in NextEra Energy's condensed consolidated statements of income for the three and six months ended June 30, 2011 reflect $25 million and $41 million, respectively, of gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds; corresponding gains for the three and six months ended June 30, 2010 were $9 million and $28 million, respectively.  In addition, gains on disposal of assets - net for the six months ended June 30, 2010 reflect a pretax gain of approximately $18 million from the sale of the waste-to-energy project.

See Summary above and Note 5 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add a total of approximately 1,400 mw to 2,000 mw of new wind generation in 2011 and 2012, including 150 mw added to date in 2011.  NextEra Energy Resources is in the process of constructing a 250 mw solar thermal facility in California and a 99.8 mw solar thermal facility in Spain.  In addition to these solar projects, NextEra Energy Resources is considering several solar development opportunities in the United States, and plans to add a total of approximately 400 mw to 600 mw of new solar generation during the period 2010 through 2014, including 5 mw added in 2010 and 5 mw added to date in 2011.  The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion and access to capital at reasonable cost and on reasonable terms.  Currently, in the United States, approximately 30 states and the District of Columbia have renewable portfolio standards requiring electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(16)	$(14)	$(32)	$(29)
Interest income	6	14	15	22
Federal and state income tax benefits	44	3	41	-
Other	6	(5)	14	3
Net income (loss)	$40	$(2)	$38	$(4)

The improved results from the Corporate and Other segment for the three and six months ended June 30, 2011 primarily reflect the state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to recent state tax law changes, partly offset by other consolidating income tax adjustments.  Other includes all other corporate income and expenses, as well as other business activities.  The increase in other for the three and six months ended June 30, 2011 is primarily due to the absence of a 2010 $12 million after-tax write-down to fair value in the residual value of assets held under leveraged leases; the pretax amount of the write-down of $18 million is reflected in Other - net in NextEra Energy's condensed consolidated statements of income.

Liquidity and Capital Resources

NextEra Energy and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, short- and long-term borrowings, and the issuance, from time to time, of short- and long-term debt and equity securities, consistent with NextEra Energy's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NextEra Energy, FPL and Capital Holdings rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NextEra Energy, FPL and Capital Holdings to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.  In May 2011, Fitch Ratings changed its ratings outlook for NextEra Energy, FPL and Capital Holdings from negative to stable.  For a discussion of NextEra Energy's, FPL's and Capital Holdings' credit ratings, see Management's Discussion - Liquidity and Capital Resources - Credit Ratings in the 2010 Form 10-K for NextEra Energy and FPL.

Available Liquidity - At June 30, 2011, NextEra Energy's total net available liquidity was approximately $6.1 billion, of which FPL's portion was approximately $2.6 billion.  The components of each company's net available liquidity at June 30, 2011 were as follows:

				Maturity Date
	FPL	Capital Holdings	NextEra Energy Consoli- dated	FPL	Capital Holdings
		(millions)

Bank revolving line of credit facilities(a)	$2,973	$4,417	$7,390	(b)	(b)
Less letters of credit	(3)	(807)	(810)
	2,970	3,610	6,580

Revolving credit facility	250	-	250	2014
Less borrowings	-	-	-
	250	-	250

Subtotal	3,220	3,610	6,830

Cash and cash equivalents	41	246	287
Less commercial paper	(655)	(395)	(1,050)

Net available liquidity	$2,606	$3,461	$6,067
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

(b)
$17 million of FPL's and $40 million of Capital Holdings' bank revolving line of credit facilities expire in 2012.  The remaining portion of the bank revolving line of credit facilities for FPL and Capital Holdings expires in 2013.

In April 2011, Capital Holdings and an indirect wholly-owned subsidiary of NextEra Energy Resources (collectively, the Borrowers) entered into a €170 million principal amount variable rate revolving loan agreement maturing in April 2014 (the Revolving Loan Agreement) to finance a portion of the costs associated with constructing two 49.9 mw thermal solar plants and related facilities in Spain (the Spain Solar Project).  As of June 30, 2011, approximately €165 million (approximately US $240 million) of the funding commitment under the revolving loan agreement remains available.

In addition, in April 2011, two indirect wholly-owned subsidiaries of NextEra Energy Resources (collectively, the Project Borrowers) entered into two senior secured limited-recourse variable rate loan agreements (collectively, Project Loan Agreements), one loan agreement to finance a further portion of the costs associated with constructing the Spain Solar Project (construction loan), and the second loan agreement to finance ongoing value added tax payments associated with the construction of the Spain Solar Project (VAT loan).  The construction loan agreement provides for approximately €589 million principal amount in borrowings with a maturity date of December 2030.  Concurrent with executing the construction loan agreement, several interest rate swaps were entered into to hedge against interest rate movements with respect to a portion of the projected interest payments on the construction loan, with an interest rate cap to hedge the remaining portion of the projected interest payments.  As of June 30, 2011, approximately €466 million (approximately US $676 million) of the funding commitment under the construction loan agreement remains available, and is anticipated to be borrowed on a monthly basis through the completion of construction of the Spain Solar Project.  The VAT loan agreement provides for €40 million in borrowings with a maturity date of no later than April 2015.  As of June 30, 2011, approximately €33 million (approximately US $47 million) of the funding commitment under the VAT loan agreement remains available.

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

NextEra Energy and FPL continue to monitor the development of rules related to the Dodd-Frank Act.  Final rules on OTC derivative-related provisions of the Dodd-Frank Act were statutorily required to be established through U.S. Commodity Futures Trading Commission (CFTC) and SEC rulemakings by July 2011.  However, while some provisions of the statute related to OTC derivatives are currently in effect, the CFTC has provided temporary relief from certain other portions of the statute related to OTC derivatives until the earlier of the effective date of the final rules implementing such portions of the statute or December 31, 2011.  NextEra Energy and FPL cannot predict the final rules that will be adopted to implement the OTC derivative-related provisions of the Dodd-Frank Act.  Those rules could negatively affect NextEra Energy’s and FPL’s ability to hedge their commodity and interest rate risks, which could have a material effect on NextEra Energy’s and FPL’s financial results.  The rules also could cause NextEra Energy Resources to decide to restructure part of its energy marketing and trading operations or to discontinue certain portions of that business.  In addition, if the rules require NextEra Energy and FPL to post cash collateral with respect to swap transactions, NextEra Energy’s and FPL’s liquidity could be materially affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NextEra Energy and FPL to penalties for non-compliance.  The financial and operational impact of the final rules cannot be determined at this time, but could be material.

Letters of Credit, Surety Bonds and Guarantees - NextEra Energy and FPL obtain letters of credit and surety bonds, and issue guarantees, to facilitate commercial transactions with third parties and financings.  At June 30, 2011, NextEra Energy had approximately $969 million of standby letters of credit ($12 million for FPL), approximately $99 million of surety bonds ($53 million for FPL) and approximately $10.3 billion notional amount of guarantees ($26 million for FPL), of which approximately $7.4 billion ($17 million for FPL) letters of credit and guarantees have expiration dates within the next five years.  An aggregate of approximately $810 million ($3 million for FPL) of the standby letters of credit at June 30, 2011 were issued under FPL's and Capital Holdings' credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind and solar development and other contractual agreements.  Each of NextEra Energy and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at June 30, 2011, NextEra Energy and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and Capital Holdings has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 10 - Commitments.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	NextEra Energy		FPL
	Six Months Ended June 30,
	2011	2010	2011	2010
	(millions)

Net cash provided by operating activities	$1,991	$1,748	$1,036	$1,016
Net cash used in investing activities	(2,359)	(2,283)	(1,398)	(1,416)
Net cash provided by financing activities	353	1,126	383	696
Net increase (decrease) in cash and cash equivalents	$(15)	$591	$21	$296

NextEra Energy's cash and cash equivalents decreased for the six months ended June 30, 2011 reflecting capital investments by FPL and NextEra Energy Resources and the payment of common stock dividends to NextEra Energy shareholders.  These outflows were partially offset by cash generated by operating activities, net issuances of long- and short-term debt, proceeds from the sale of differential membership interests and cash grants received under the Recovery Act.

NextEra Energy's cash flows from operating activities for the six months ended June 30, 2011 reflect cash generated by net income after the effect of non-cash charges, as well as changes in operating assets and liabilities.  Changes in other receivables and income taxes reflect a cash refund of approximately $278 million received from the IRS related to the IRS settlement.

NextEra Energy's cash flows from investing activities for the six months ended June 30, 2011 reflect capital investments, including nuclear fuel purchases, of approximately $1.6 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects, including nuclear fuel, of approximately $1.1 billion by NextEra Energy Resources.  NextEra Energy's cash flows from investing activities also include approximately $486 million (comprised of $301 million and $185 million at NextEra Energy Resources and FPL, respectively) of cash grants under the Recovery Act, the purchase and sale of restricted securities held in the special use funds, as well as other investment activity, primarily at Capital Holdings.  NextEra Energy expects to receive additional cash grants under the Recovery Act during 2011.

During the six months ended June 30, 2011, NextEra Energy generated proceeds from financing activities of approximately $1.9 billion, including $210 million in proceeds from the sale of differential membership interests, a net increase in short-term debt of $160 million (comprised of a $554 million increase at FPL and a $394 million decrease at Capital Holdings), $33 million in proceeds from the issuance of common stock and the following long-term debt issuances and borrowings.

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)

January - April 2011	NextEra Energy Resources subsidiary	Canadian revolving credit facilities	Variable	(a)	$135	2013
February 2011	NextEra Energy Resources subsidiary	Senior secured limited recourse notes	6.25%		82	2031
April - June 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	181	2030
April - June 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)	16	2015
June 2011	NextEra Energy Resources subsidiary	Euro denominated revolving loan	Variable	(a)	7	2014
June 2011	FPL	First mortgage bonds	5.125%		250	2041
June 2011	Capital Holdings	Debentures	4.50%		400	2021
June 2011	Capital Holdings	Japanese yen denominated term loan	Variable	(a)(c)	424	2014
					$1,495
——————————
(a)	Variable rate is based on an underlying index plus a margin.
(b)	Interest rate swap agreements were entered into with respect to these issuances.
(c)	Cross currency basis swap agreements were entered into with respect to both interest and principal payments on this loan.

During the six months ended June 30, 2011, NextEra Energy paid approximately $1.5 billion in connection with financing activities, including $637 million in principal payments on Capital Holdings' debt, $330 million in principal payments on NextEra Energy Resources' debt, $24 million in principal payments on FPL's storm-recovery bonds and $459 million for the payment of dividends on NextEra Energy's common stock.

In April 2011, an indirect wholly-owned subsidiary of NextEra Energy Resources issued Class B membership interests to two third-party investors.  The NextEra Energy Resources subsidiary has ownership interests in five wind generation facilities with generating capability totaling approximately 483 mw located in Iowa, North Dakota, South Dakota, Texas and Wisconsin.  The NextEra Energy Resources subsidiary received approximately $118 million at closing and will receive future capital contributions from the third-party investors on a quarterly basis through December 31, 2019 based on the amount of PTCs generated by the wind facilities.  The future capital contributions are expected to total approximately $316 million based on projected wind generation.

In June 2011, an indirect wholly-owned subsidiary of NextEra Energy Resources sold Class B membership interests to a third-party investor.  The NextEra Energy Resources subsidiary has ownership interests in a wind generation facility with generating capability totaling approximately 150 mw located in Illinois.  The NextEra Energy Resources subsidiary received approximately $79 million at closing and is scheduled to receive a future capital contribution from the third-party investor of $55 million when the project receives notice regarding the award or denial of its application for a Recovery Act cash grant.  The NextEra Energy Resources subsidiary is also scheduled to receive up to approximately $43 million in additional capital contributions from the third-party investor depending on the amount of the cash grant awarded.  The NextEra Energy Resources subsidiary expects to receive notice of the award or denial of its application and subsequent capital contributions during the third quarter of 2011.

NextEra Energy's cash and cash equivalents increased for the six months ended June 30, 2010 reflecting cash generated by operating activities, net issuance of long-term debt, the sale of differential membership interests and the cash grants received under the Recovery Act.  These inflows were partially offset by capital investments by FPL and NextEra Energy Resources and the payment of common stock dividends to NextEra Energy shareholders.

Accumulated Other Comprehensive Income (Loss)

NextEra Energy's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Six Months Ended June 30,
	2011			2010
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

Balances at December 31 of prior year	$24	$142	$166	$67	$102	$169
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $33 and $30 tax benefit, respectively)	(91)	-	(91)	(52)	-	(52)
Reclassification from AOCI to net income (net of $7 tax expense and $21 tax benefit, respectively)	21	-	21	(27)	-	(27)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $15 tax expense and $6 tax benefit, respectively)	-	23	23	-	(13)	(13)
Reclassification from AOCI to net income (net of $14 and $11 tax benefit, respectively)	-	(22)	(22)	-	(14)	(14)
Defined benefit pension and other benefits plans (net of $4 tax expense)	-	6	6	-	-	-
Net unrealized gains (losses) on foreign currency translation (net of $6 tax expense and $7 tax benefit, respectively)	-	12	12	-	(14)	(14)
Balances at June 30	$(46)	$161	$115	$(12)	$61	$49

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

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2011 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Three months ended June 30, 2011
Fair value of contracts outstanding at March 31, 2011	$134	$213	$44	$(146)	$245
Reclassification to realized at settlement of contracts	(14)	(27)	(14)	74	19
Changes in fair value excluding reclassification to realized	20	157	-	(68)	109
Fair value of contracts outstanding at June 30, 2011	140	343	30	(140)	373
Net option premium payments (receipts)	(131)	9	-	-	(122)
Net margin cash collateral paid					12
Total mark-to-market energy contract net assets (liabilities) at June 30, 2011	$9	$352	$30	$(140)	$263

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Six months ended June 30, 2011
Fair value of contracts outstanding at December 31, 2010	$125	$413	$49	$(236)	$351
Reclassification to realized at settlement of contracts	2	(58)	(19)	164	89
Changes in fair value excluding reclassification to realized	13	(12)	-	(68)	(67)
Fair value of contracts outstanding at June 30, 2011	140	343	30	(140)	373
Net option premium payments (receipts)	(131)	9	-	-	(122)
Net margin cash collateral paid					12
Total mark-to-market energy contract net assets (liabilities) at June 30, 2011	$9	$352	$30	$(140)	$263

NextEra Energy's total mark-to-market energy contract net assets (liabilities) at June 30, 2011 shown above are included in the condensed consolidated balance sheets as follows:

June 30, 2011
(millions)

Current derivative assets	$310
Noncurrent derivative assets	413
Current derivative liabilities	(319)
Noncurrent derivative liabilities	(141)
NextEra Energy's total mark-to-market energy contract net assets	$263

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2011 were as follows:

	Maturity
	2011	2012	2013	2014	2015	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$4	$1	$(43)	$2	$-	$-	$(36)
Significant other observable inputs	(54)	(32)	39	(2)	-	9	(40)
Significant unobservable inputs	47	4	8	7	10	9	85
Total	(3)	(27)	4	7	10	18	9

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(10)	(22)	(4)	(1)	-	-	(37)
Significant other observable inputs	77	122	35	35	31	24	324
Significant unobservable inputs	5	20	16	14	12	(2)	65
Total	72	120	47	48	43	22	352

Owned Assets - OCI:
Quoted prices in active markets for identical assets	16	14	-	-	-	-	30
Significant other observable inputs	6	(6)	-	-	-	-	-
Significant unobservable inputs	-	-	-	-	-	-	-
Total	22	8	-	-	-	-	30

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(128)	(17)	-	-	-	-	(145)
Significant unobservable inputs	2	2	1	-	-	-	5
Total	(126)	(15)	1	-	-	-	(140)

Total sources of fair value	$(35)	$86	$52	$55	$53	$40	$251

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

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of NextEra Energy and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  At June 30, 2011, with respect to certain debt issuances and borrowings, Capital Holdings has two cross currency swaps, one to hedge against currency movements with respect to both interest and principal payments and one to hedge against currency and interest rate movements with respect to both interest and principal payments.  At June 30, 2011 and December 31, 2010, the fair value of cross currency swaps was approximately $1 million and $44 million, respectively.

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

Commodity price risk - NextEra Energy uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  At June 30, 2011 and December 31, 2010, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy
					(millions)

December 31, 2010	$-	$3	$3	$51	$21	$35	$51	$23	$36
June 30, 2011	$-	$4	$4	$66	$41	$38	$66	$42	$35

Average for the six months ended June 30, 2011	$-	$3	$3	$55	$34	$34	$55	$34	$33
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

The following are estimates of the fair value of NextEra Energy's and FPL's financial instruments:

	June 30, 2011			December 31, 2010
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NextEra Energy:
Fixed income securities:
Special use funds	$1,803	$1,803	(a)	$1,701	$1,701	(a)
Other investments:
Debt securities	$120	$120	(a)	$114	$114	(a)
Notes receivable	$503	$548	(b)	$525	$583	(b)
Long-term debt, including current maturities	$20,399	$21,331	(c)	$19,929	$20,756	(c)
Interest rate swaps - net unrealized losses	$(93)	$(93	)(d)	$(16)	$(16	)(d)

FPL:
Fixed income securities - special use funds	$1,434	$1,434	(a)	$1,375	$1,375	(a)
Long-term debt, including current maturities	$6,956	$7,478	(c)	$6,727	$7,236	(c)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Provided by external sources based on market prices indicative of market conditions.
(d)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

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

NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2011, the estimated fair value of NextEra Energy's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedges - Capital Holdings:
$300	June 2008	September 2011	Variable (a)	5.625%		$2
$250	May 2010	November 2013	Variable (b)	2.55%		6
$400	August 2010	September 2015	Variable (c)	2.60%		(1)
Total fair value hedges						7

Cash flow hedges:
NextEra Energy Resources:
$38	December 2003	December 2017	4.245%	Variable	(d)	(3)
$12	April 2004	December 2017	3.845%	Variable	(d)	(1)
$137	December 2005	November 2019	4.905%	Variable	(d)	(14)
$362	January 2007	January 2022	5.390%	Variable	(e)	(40)
$62	January 2008	September 2011	3.2050%	Variable	(d)	(1)
$305	January 2009	December 2016	2.680%	Variable	(d)	(10)
$124	January 2009(f)	December 2023	3.725%	Variable	(d)	3
$85	January 2009	December 2023	2.578%	Variable	(g)	2
$18	March 2009	December 2016	2.655%	Variable	(d)	(1)
$7	March 2009(f)	December 2023	3.960%	Variable	(d)	-
$293	May 2009	May 2017	3.015%	Variable	(d)	(13)
$106	May 2009(f)	May 2024	4.663%	Variable	(d)	-
$128	December 2009	December 2019	3.830%	Variable	(d)	(9)
$52	December 2009(f)	September 2021	5.500%	Variable	(d)	-
$243	April 2010	January 2027	4.040%	Variable	(e)	(17)
$277	October 2010	September 2028	2.822%	Variable	(d)	11
$201	December 2010	January 2018	2.313%	Variable	(e)	(4)
$153	April 2011	December 2013	2.733%	Variable	(h)	(4)
$854	April 2011(f)	June 2018	4.042%	Variable	(i)	(16)
$707	April 2011(f)	December 2030	4.694%	Variable	(i)	(10)
Capital Holdings:
$250	October 2010(f)(j)	September 2021	2.819%	Variable	(d)	12
$250	October 2010(f)	June 2023	3.479%	Variable	(d)	15
Total cash flow hedges						(100)

Total interest rate swaps						$(93)
——————————
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%.
(b)	Three-month LIBOR plus 0.4726%
(c)	Three-month LIBOR plus 0.7980%
(d)	Three-month LIBOR.
(e)	Six-month LIBOR.
(f)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2019, December 2013, June 2018, September 2011 and June 2013, respectively.
(g)	Three-month Banker's Acceptance Rate.
(h)	One-month Euro Interbank Offered Rate (Euribor).
(i)	Six-month Euribor.
(j)	In June 2011, hedge accounting ceased because issuance of forecasted debt is no longer probable.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NextEra Energy's net liabilities would increase by approximately $1,041 million ($401 million for FPL) at June 30, 2011.

Equity price risk - Included in the nuclear decommissioning reserve funds of NextEra Energy are marketable equity securities carried at estimated fair value of approximately $2,102 million and $2,041 million ($1,310 million and $1,262 million for FPL) at June 30, 2011 and December 31, 2010, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $195 million ($123 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for NextEra Energy's non-rate regulated operations, at June 30, 2011.

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

Based on NextEra Energy's policies and risk exposures related to credit, NextEra Energy and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2011, approximately 98% of NextEra Energy's and 96% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, each of NextEra Energy and FPL had performed an evaluation, under the supervision and with the participation of its management, including NextEra Energy's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NextEra Energy and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2011.

(b)	Changes in Internal Control over Financial Reporting

NextEra Energy and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout NextEra Energy and FPL.  However, there has been no change in NextEra Energy’s or FPL’s internal control over financial reporting that occurred during NextEra Energy’s and FPL’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NextEra Energy’s or FPL’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in NextEra Energy’s and FPL’s March 2011 Form 10-Q and 2010 Form 10-K except as follows:

Certain of NextEra Energy's and FPL's investments are subject to changes in market value and other risks, which may adversely affect NextEra Energy's and FPL's liquidity and financial results.

•
NextEra Energy and FPL are required to maintain decommissioning funds to satisfy their future obligations to decommission their nuclear power plants.  In addition, NextEra Energy sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NextEra Energy and its subsidiaries.  A decline in the market value of the assets held in the decommissioning funds or in the defined benefit pension plan due to poor investment performance or other factors may increase the funding requirements for these obligations.  Moreover, NextEra Energy’s and FPL’s defined benefit pension plan is sensitive to changes in interest rates, since, as interest rates decrease, the funding liabilities increase, potentially increasing benefits costs and funding requirements.  Any increase in benefits costs or funding requirements may have an adverse effect on NextEra Energy’s and FPL’s liquidity and financial results.

•
NextEra Energy holds other investments where changes in the fair value affect NextEra Energy's financial results.  In some cases there may be no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques.  This type of analysis requires significant judgment and the actual values realized in a sale of these investments could differ materially from those estimated.  A sale of an investment below previously estimated value, or other decline in the fair value of an investment, could result in losses or the write-off of such investment, and may have an adverse effect on NextEra Energy's financial results.

The factors discussed above, in Part II, Item 1A. Risk Factors in NextEra Energy's and FPL's March 2011 Form 10-Q and in Part I, Item 1A. Risk Factors in NextEra Energy's and FPL's 2010 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NextEra Energy's and FPL's businesses, financial condition, future financial results and/or liquidity should be carefully considered.  The risks described above and in NextEra Energy's and FPL's March 2011 Form 10-Q and 2010 Form 10-K are not the only risks facing NextEra Energy and FPL.  Additional risks and uncertainties not currently known to NextEra Energy or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NextEra Energy's or FPL's business, financial condition, future financial results and/or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NextEra Energy of its common stock during the three months ended June 30, 2011 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)

4/01/11 - 4/30/11	-	$-	-	20,000,000
5/01/11 - 5/31/11	12,573	$58.64	-	20,000,000
6/01/11 - 6/30/11	549	$57.05	-	20,000,000
Total	13,122	$58.57	-
——————————
(a)
Includes:  (1) in May 2011 shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in June 2011, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NextEra Energy's obligation under a February 2006 grant under the former LTIP of deferred retirement share awards to an executive officer.

(b)
In February 2005, NextEra Energy's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5.  Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2010 Form 10-K for NextEra Energy and FPL.

In July 2011, the FPSC ordered FPL to continue executing its current demand side management (DSM) plans until the FPSC decides if the DSM goals set pursuant to a 2009 FPSC order for Florida utilities, including FPL, should be reset given concerns over higher customer rates.

(ii)	Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2010 Form 10-K for NextEra Energy and FPL.

The next scheduled nuclear refueling outage for St. Lucie Unit No. 1, which is an expanded scope outage, is now scheduled for November 2011.

(iii)	Reference is made to Item 1. Business - Environmental Matters - Clean Air Interstate Rule (CAIR)/Clean Air Transport Rule (Transport Rule) in the 2010 Form 10-K for NextEra Energy and FPL.

In July 2011, the EPA issued a final version of the Transport Rule, the Cross-State Air Pollution Rule (CSAPR), which will replace the CAIR beginning January 1, 2012.  CSAPR will limit emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) from power plants in 27 eastern states and provides an allocation methodology for emission allowances and reduction limits for SO2 and NOX beginning in January 2012 and seasonal ozone requirements beginning in May 2012, with a second phase of reductions beginning in January 2014.  Complying with the CSAPR is not expected to have a significant impact on NextEra Energy or FPL.

Item 6.  Exhibits

Exhibit Number	Description	NextEra Energy	FPL

*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and seventeen Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; and Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612)

		x	x
*4(b)	Officer's Certificate of Capital Holdings, dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)	x
*10(a)	NextEra Energy 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated May 20, 2011, File No. 1-8841)	x	x
10(b)	Amendment 1 to the NextEra Energy Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010	x	x

Exhibit Number	Description	NextEra Energy	FPL

12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of NextEra Energy	x
32(b)	Section 1350 Certification of FPL		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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
Date:  August 1, 2011

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