Form 10-Q
period 2011-09-30
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2011-11-04
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of September 30, 2011: 422,536,194 shares.

As of September 30, 2011, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NextEra Energy's and FPL's Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) and Part II, Item 1A. Risk Factors in NextEra Energy's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (March 2011 Form 10-Q) and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (June 2011 Form 10-Q), and investors should refer to those sections of the 2010 Form 10-K, the March 2011 Form 10-Q and the June 2011 Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and NextEra Energy and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

OPERATING REVENUES	$4,382	$4,691	$11,476	$11,904
OPERATING EXPENSES
Fuel, purchased power and interchange	1,911	1,991	4,872	4,795
Other operations and maintenance	748	712	2,212	2,123
Impairment charges	—	—	51	—
Depreciation and amortization	496	531	1,236	1,330
Taxes other than income taxes and other	316	332	859	883
Total operating expenses	3,471	3,566	9,230	9,131
OPERATING INCOME	911	1,125	2,246	2,773
OTHER INCOME (DEDUCTIONS)
Interest expense	(265)	(247)	(775)	(732)
Loss on assets held for sale	(148)	—	(148)	—
Equity in earnings of equity method investees	28	33	57	56
Allowance for equity funds used during construction	7	10	28	25
Interest income	21	22	58	69
Gains on disposal of assets - net	37	13	79	61
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(30)	(1)	(34)	(16)
Other - net	4	5	18	(10)
Total other deductions - net	(346)	(165)	(717)	(547)
INCOME BEFORE INCOME TAXES	565	960	1,529	2,226
INCOME TAXES	158	240	273	532
NET INCOME	$407	$720	$1,256	$1,694
Earnings per share of common stock:
Basic	$0.98	$1.75	$3.01	$4.14
Assuming dilution	$0.97	$1.74	$3.00	$4.11
Dividends per share of common stock	$0.55	$0.50	$1.65	$1.50
Weighted-average number of common shares outstanding:
Basic	417.4	410.9	416.7	409.1
Assuming dilution	419.8	413.7	419.1	411.6

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2011	December 31, 2010
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$49,929	$48,841
Nuclear fuel	1,707	1,539
Construction work in progress	4,587	3,841
Less accumulated depreciation and amortization	(15,106)	(15,146)
Total property, plant and equipment - net ($2,731 and $2,398 related to VIEs, respectively)	41,117	39,075
CURRENT ASSETS
Cash and cash equivalents	640	302
Customer receivables, net of allowances of $13 and $20, respectively	1,689	1,509
Other receivables	548	1,073
Materials, supplies and fossil fuel inventory	1,045	857
Regulatory assets:
Deferred clause and franchise expenses	267	368
Derivatives	263	236
Other	86	82
Derivatives	327	506
Assets held for sale ($759 related to VIEs)	1,092	—
Other	295	325
Total current assets	6,252	5,258
OTHER ASSETS
Special use funds	3,668	3,742
Other investments	931	971
Prepaid benefit costs	1,317	1,259
Regulatory assets:
Securitized storm-recovery costs ($325 and $356 related to a VIE, respectively)	530	581
Other	408	329
Derivatives	499	589
Other	1,863	1,190
Total other assets	9,216	8,661
TOTAL ASSETS	$56,585	$52,994
CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	5,558	5,418
Retained earnings	9,439	8,873
Accumulated other comprehensive (loss) income	(114)	166
Total common shareholders' equity	14,887	14,461
Long-term debt ($1,403 and $1,338 related to VIEs, respectively)	20,039	18,013
Total capitalization	34,926	32,474
CURRENT LIABILITIES
Commercial paper	1,835	889
Current maturities of long-term debt	597	1,920
Accounts payable	1,336	1,124
Customer deposits	639	634
Accrued interest and taxes	683	462
Derivatives	571	536
Accrued construction-related expenditures	422	371
Liabilities associated with assets held for sale ($387 related to VIEs)	596	—
Other	740	968
Total current liabilities	7,419	6,904
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,608	1,639
Accumulated deferred income taxes	5,357	5,109
Regulatory liabilities:
Accrued asset removal costs	2,211	2,244
Asset retirement obligation regulatory expense difference	1,531	1,592
Other	537	423
Derivatives	454	243
Deferral related to differential membership interests - VIEs	1,100	949
Other	1,442	1,417
Total other liabilities and deferred credits	14,240	13,616
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$56,585	$52,994

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,256	$1,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,236	1,330
Nuclear fuel amortization	210	214
Loss on assets held for sale	148	—
Impairment charges	51	—
Unrealized (gains) losses on marked to market energy contracts	182	(499)
Deferred income taxes	274	336
Cost recovery clauses and franchise fees	71	(679)
Changes in prepaid option premiums and derivative settlements	23	10
Equity in earnings of equity method investees	(57)	(56)
Distributions of earnings from equity method investees	67	32
Allowance for equity funds used during construction	(28)	(25)
Gains on disposal of assets - net	(79)	(61)
Other than temporary impairment losses on securities held in nuclear decommissioning funds	34	16
Changes in operating assets and liabilities:
Customer receivables	(228)	(157)
Other receivables	56	(133)
Materials, supplies and fossil fuel inventory	(269)	(17)
Other current assets	(27)	(50)
Other assets	(83)	114
Accounts payable	30	102
Margin cash collateral	(28)	136
Income taxes	106	117
Interest and other taxes	259	233
Other current liabilities	(83)	(5)
Other liabilities	(130)	(21)
Other - net	126	138
Net cash provided by operating activities	3,117	2,769
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,128)	(2,044)
Independent power and other investments of NextEra Energy Resources	(1,654)	(1,837)
Cash grants under the American Recovery and Reinvestment Act of 2009	503	556
Funds received from a spent fuel settlement	—	44
Nuclear fuel purchases	(331)	(157)
Other capital expenditures	(204)	(51)
Sale of independent power investments	—	16
Loan proceeds restricted for construction	(596)	—
Proceeds from sale or maturity of securities in special use funds	3,567	5,350
Purchases of securities in special use funds	(3,638)	(5,435)
Proceeds from sale or maturity of other securities	399	580
Purchases of other securities	(431)	(578)
Other - net	91	—
Net cash used in investing activities	(4,422)	(3,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,917	3,018
Retirements of long-term debt	(1,688)	(571)
Proceeds from sale of differential membership interests	210	261
Net change in short-term debt	946	(935)
Issuances of common stock - net	39	184
Dividends on common stock	(689)	(616)
Other - net	(92)	(1)
Net cash provided by financing activities	1,643	1,340
Net increase in cash and cash equivalents	338	553
Cash and cash equivalents at beginning of period	302	238
Cash and cash equivalents at end of period	$640	$791
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$851	$610

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

OPERATING REVENUES	$3,152	$3,116	$8,200	$8,024
OPERATING EXPENSES
Fuel, purchased power and interchange	1,479	1,504	3,854	3,816
Other operations and maintenance	429	399	1,237	1,196
Depreciation and amortization	299	333	653	754
Taxes other than income taxes and other	289	296	822	780
Total operating expenses	2,496	2,532	6,566	6,546
OPERATING INCOME	656	584	1,634	1,478
OTHER INCOME (DEDUCTIONS)
Interest expense	(101)	(91)	(287)	(270)
Allowance for equity funds used during construction	6	10	26	25
Other - net	1	(1)	(2)	(1)
Total other deductions - net	(94)	(82)	(263)	(246)
INCOME BEFORE INCOME TAXES	562	502	1,371	1,232
INCOME TAXES	215	194	519	468
NET INCOME	$347	$308	$852	$764

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	September 30, 2011	December 31, 2010
ELECTRIC UTILITY PLANT
Plant in service	$31,274	$29,519
Nuclear fuel	944	729
Construction work in progress	2,064	2,175
Less accumulated depreciation and amortization	(10,979)	(10,871)
Electric utility plant - net	23,303	21,552
CURRENT ASSETS
Cash and cash equivalents	30	20
Customer receivables, net of allowances of $11 and $17, respectively	996	710
Other receivables	291	395
Materials, supplies and fossil fuel inventory	724	505
Regulatory assets:
Deferred clause and franchise expenses	267	368
Derivatives	263	236
Other	79	76
Other	158	145
Total current assets	2,808	2,455
OTHER ASSETS
Special use funds	2,611	2,637
Prepaid benefit costs	1,075	1,035
Regulatory assets:
Securitized storm-recovery costs ($325 and $356 related to a VIE, respectively)	530	581
Other	375	293
Other	168	145
Total other assets	4,759	4,691
TOTAL ASSETS	$30,870	$28,698
CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	5,363	5,054
Retained earnings	3,798	3,364
Total common shareholder's equity	10,534	9,791
Long-term debt ($437 and $486 related to a VIE, respectively)	6,885	6,682
Total capitalization	17,419	16,473
CURRENT LIABILITIES
Commercial paper	408	101
Current maturities of long-term debt	49	45
Accounts payable	732	554
Customer deposits	633	628
Accrued interest and taxes	492	311
Derivatives	269	245
Accrued construction-related expenditures	200	183
Other	389	441
Total current liabilities	3,172	2,508
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,126	1,083
Accumulated deferred income taxes	4,334	3,835
Regulatory liabilities:
Accrued asset removal costs	2,211	2,244
Asset retirement obligation regulatory expense difference	1,531	1,592
Other	500	377
Other	577	586
Total other liabilities and deferred credits	10,279	9,717
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$30,870	$28,698

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2010 Form 10-K for NextEra Energy and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$852	$764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	653	754
Nuclear fuel amortization	111	102
Deferred income taxes	439	242
Cost recovery clauses and franchise fees	71	(679)
Allowance for equity funds used during construction	(26)	(25)
Changes in operating assets and liabilities:
Customer receivables	(286)	(83)
Other receivables	14	(70)
Materials, supplies and fossil fuel inventory	(219)	(13)
Other current assets	(33)	(35)
Other assets	(48)	19
Accounts payable	69	130
Income taxes	(67)	162
Interest and other taxes	228	232
Other current liabilities	1	30
Other liabilities	(36)	9
Other - net	25	73
Net cash provided by operating activities	1,748	1,612
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,128)	(2,044)
Cash grants under the American Recovery and Reinvestment Act of 2009	202	131
Funds received from a spent fuel settlement	—	32
Nuclear fuel purchases	(223)	(62)
Proceeds from sale or maturity of securities in special use funds	2,483	4,088
Purchases of securities in special use funds	(2,534)	(4,151)
Other - net	32	31
Net cash used in investing activities	(2,168)	(1,975)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	248	523
Retirements of long-term debt	(45)	(42)
Net change in short-term debt	307	(578)
Capital contribution from NextEra Energy	310	660
Dividends	(400)	(250)
Other - net	10	4
Net cash provided by financing activities	430	317
Net increase (decrease) in cash and cash equivalents	10	(46)
Cash and cash equivalents at beginning of period	20	83
Cash and cash equivalents at end of period	$30	$37
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$420	$237

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
				(millions)
Service cost	$16	$15	$2	$1	$48	$45	$5	$4
Interest cost	25	25	5	6	74	76	16	17
Expected return on plan assets	(60)	(60)	(1)	(1)	(179)	(180)	(2)	(2)
Amortization of transition obligation	—	—	1	1	—	—	2	3
Amortization of prior service benefit	(1)	(1)	—	—	(2)	(3)	—	—
Net periodic benefit (income) cost at NextEra Energy	$(20)	$(21)	$7	$7	$(59)	$(62)	$21	$22
Net periodic benefit (income) cost at FPL	$(13)	$(14)	$5	$6	$(39)	$(41)	$16	$17

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

While most of NextEra Energy's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For commodity derivatives, NextEra Energy Resources believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  For interest rate swaps and foreign currency derivative instruments, generally NextEra Energy assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  See Note 6.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At September 30, 2011, NextEra Energy's accumulated other comprehensive income (AOCI) included amounts related to discontinued commodity cash flow hedges with expiration dates through December 2012; interest rate cash flow hedges with expiration dates through December 2030; and foreign currency cash flow hedges with expiration dates through September 2030.

In September 2011, a subsidiary of NextEra Energy Resources entered into an agreement to sell its ownership interest in four natural gas-fired generating plants. See Note 3 - Nonrecurring Fair Value Measurements. Certain of the plants had hedged their exposure to interest rate and commodity price fluctuations by entering into derivative contracts. Because the plants are being sold to a third party, it became no longer probable that the future hedged transactions would occur. Therefore, NextEra Energy was required to reclassify any gains or losses in AOCI related to those hedges to earnings. During the three and nine months ended September 30, 2011, NextEra Energy reclassified approximately $21 million of net losses to earnings, $30 million of losses were recorded in loss on assets held for sale and $9 million of gains were recorded in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The net fair values of NextEra Energy's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	NextEra Energy		FPL
	September 30, 2011	December 31, 2010	September 30, 2011		December 31, 2010
	(millions)
Current derivative assets(a)	$327	$506	$6	(b)	$8	(b)
Noncurrent derivative assets(c)	499	589	2	(d)	1	(d)
Current derivative liabilities(e)	(571)	(536)	(269)		(245)
Noncurrent derivative liabilities(f)	(454)	(243)	(27)	(g)	—
Total mark-to-market derivative instrument assets (liabilities)	$(199)	$316	$(288)		$(236)
————————————

(a)
At September 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $43 million and $23 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.

(c)
At September 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $54 million and $43 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(e)
At September 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $88 million and $23 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)
At September 30, 2011 and December 31, 2010, NextEra Energy's balances reflect the netting of approximately $99 million and $72 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(g)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At September 30, 2011 and December 31, 2010, NextEra Energy had approximately $24 million and $7 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in current other liabilities in NextEra Energy's condensed consolidated balance sheets.  Additionally, at September 30, 2011 and December 31, 2010, NextEra Energy had approximately $46 million and $58 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in current other assets in NextEra Energy's condensed consolidated balance sheets.

As discussed above, NextEra Energy uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NextEra Energy's and FPL's net derivative positions at September 30, 2011 and December 31, 2010, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NextEra Energy's derivatives designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.

	September 30, 2011		December 31, 2010
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$19	$—	$16	$—
Current derivative liabilities	—	58	—	64
Noncurrent derivative assets	12	—	91	—
Noncurrent derivative liabilities	—	249	—	59
Foreign currency swaps:
Current derivative assets	—	—	24	—
Current derivative liabilities	—	2	—	4
Noncurrent derivative assets	—	—	11	—
Noncurrent derivative liabilities	—	6	—	—
Total	$31	$315	$142	$127

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains (losses) related to NextEra Energy's cash flow hedges are recorded on NextEra Energy's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended September 30,
	2011							2010
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$—		$(236)		$(14)		$(250)	$—		$(76)		$5		$(71)
Gains (losses) reclassified from AOCI to net income	$11	(a)	$(21)	(b)	$5	(c)	$(5)	$25	(a)	$(23)	(b)	$8	(c)	$10
————————————

(a)	Included in operating revenues.

(b)	Included in interest expense.

(c)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

	Nine Months Ended September 30,
	2011							2010
	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total	Commodity Contracts		Interest Rate Swaps		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$—		$(353)		$(20)		$(373)	$19		$(181)		$9		$(153)
Gains (losses) reclassified from AOCI to net income	$30	(a)	$(64)	(b)	$1	(c)	$(33)	$93	(a)	$(50)	(b)	$14	(d)	$57
Gains (losses) recognized in income(e)	$—		$—		$—		$—	$1	(a)	$—		$—		$1
————————————

(a)	Included in operating revenues.

(b)	Included in interest expense.

(c)	Loss of approximately $4 million is included in interest expense and the balance is included in other - net.

(d)	Loss of approximately $2 million is included in interest expense and the balance is included in other - net.

(e)	Represents the ineffective portion of the hedging instrument.

For the three and nine months ended September 30, 2011, NextEra Energy recorded a gain of approximately $16 million and $19 million, respectively, on six fair value hedges which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in the related debt.  For the three and nine months ended September 30, 2010, NextEra Energy recorded a gain of approximately $4 million and $8 million, respectively, on three fair value hedges which is reflected in interest expense in the condensed consolidated statements of income and resulted in a corresponding increase in the related debt.

The fair values of NextEra Energy's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	September 30, 2011						December 31, 2010
	NextEra Energy		FPL				NextEra Energy		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$667	$316	$6	(a)	$—		$754	$278	$9	(a)	$1	(a)
Current derivative liabilities	1,815	2,412	4		273		1,848	2,339	12		257
Noncurrent derivative assets	651	133	2	(b)	—		687	157	1	(b)	—
Noncurrent derivative liabilities	747	1,045	—		27	(c)	828	1,084	—		—
Foreign currency swap:
Current derivative assets	—	—	—		—		13	—	—		—
Current derivative liabilities	—	2	—		—		—	—	—		—
Noncurrent derivative assets	23	—	—		—		—	—	—		—
Total	$3,903	$3,908	$12		$300		$4,130	$3,858	$22		$258
————————————

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

(b)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(c)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NextEra Energy's derivatives not designated as hedging instruments are recorded on NextEra Energy's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	(millions)
Commodity contracts:
Operating revenues	$(50)	(a)	$354	(a)	$(48)	(a)	$615	(a)
Fuel, purchased power and interchange	10		(104)		8		(10)
Foreign currency swap - Other - net	23		8		20		13
Interest rate contracts - Other - net	(16)		—		(11)		—
Total	$(33)		$258		$(31)		$618
————————————

(a)
In addition, for the three and nine months ended September 30, 2011, FPL recorded approximately $232 million and $300 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.  For the three and nine months ended September 30, 2010, FPL recorded approximately $306 million and $698 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NextEra Energy's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NextEra Energy's and FPL's overall net economic exposure because NextEra Energy and FPL do not use derivative instruments to hedge all of their commodity exposures.  At September 30, 2011, NextEra Energy and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NextEra Energy		FPL
	(millions)
Power	(115)	mwh(a)	—
Natural gas	1,183	mmbtu(b)	855	mmbtu(b)
Oil	(2)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2011, NextEra Energy had 28 interest rate swaps with a notional amount totaling approximately $6.6 billion and two foreign currency swaps with a notional amount totaling approximately $544 million.

Certain of NextEra Energy's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At September 30, 2011, the aggregate fair value of NextEra Energy's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.7 billion ($0.3 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NextEra Energy or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and Capital Holdings' credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for Capital Holdings from the current lowest applicable rating), NextEra Energy would be required to post collateral such that the total posted collateral would be approximately $350 million ($100 million at FPL).  If FPL's and Capital Holdings' credit ratings were downgraded to below investment grade, NextEra Energy would be required to post additional collateral such that the total posted collateral would be approximately $2.3 billion ($0.8 billion at FPL).  Some contracts at NextEra Energy, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NextEra Energy could be required to post additional collateral of up to approximately $600 million ($150 million at FPL).

Collateral may be posted in the form of cash or credit support.  At September 30, 2011, NextEra Energy had posted approximately $140 million (none at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and Capital Holdings have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Recurring Fair Value Measurements - NextEra Energy's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	September 30, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$409	$—		$—	$—	$409
FPL - equity securities	$3	$—		$—	$—	$3
Special use funds:
NextEra Energy:
Equity securities	$638	$1,086	(b)	$—	$—	$1,724
U.S. Government and municipal bonds	$545	$138		$—	$—	$683
Corporate debt securities	$—	$488		$—	$—	$488
Mortgage-backed securities	$—	$519		$—	$—	$519
Other debt securities	$—	$64		$—	$—	$64
FPL:
Equity securities	$121	$949	(b)	$—	$—	$1,070
U.S. Government and municipal bonds	$478	$114		$—	$—	$592
Corporate debt securities	$—	$338		$—	$—	$338
Mortgage-backed securities	$—	$437		$—	$—	$437
Other debt securities	$—	$44		$—	$—	$44
Other investments:
NextEra Energy:
Equity securities	$4	$—		$—	$—	$4
U.S. Government and municipal bonds	$18	$—		$—	$—	$18
Corporate debt securities	$—	$29		$—	$—	$29
Mortgage-backed securities	$—	$36		$—	$—	$36
Other	$5	$10		$—	$—	$15
Derivatives:
NextEra Energy:
Commodity contracts	$1,596	$1,623		$661	$(3,108)	$772	(c)
Interest rate swaps	$—	$31		$—	$—	$31	(c)
Foreign currency swaps	$—	$23		$—	$—	$23	(c)
FPL - commodity contracts	$—	$6		$6	$(4)	$8	(c)
Liabilities:
Derivatives:
NextEra Energy:
Commodity contracts	$1,693	$1,673		$540	$(3,198)	$708	(c)
Interest rate swaps	$—	$307		$—	$—	$307	(c)
Foreign currency swaps	$—	$10		$—	$—	$10	(c)
FPL - commodity contracts	$—	$298		$2	$(4)	$296	(c)
————————————

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)
At NextEra Energy, approximately $970 million ($875 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NextEra Energy or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NextEra Energy's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NextEra Energy - equity securities	$—	$122		$—	$—	$122
FPL - equity securities	$—	$7		$—	$—	$7
Special use funds:
NextEra Energy:
Equity securities	$741	$1,245	(b)	$—	$—	$1,986
U.S. Government and municipal bonds	$495	$127		$—	$—	$622
Corporate debt securities	$—	$486		$—	$—	$486
Mortgage-backed securities	$—	$447		$—	$—	$447
Other debt securities	$—	$108		$—	$—	$108
FPL:
Equity securities	$125	$1,082	(b)	$—	$—	$1,207
U.S. Government and municipal bonds	$458	$111		$—	$—	$569
Corporate debt securities	$—	$334		$—	$—	$334
Mortgage-backed securities	$—	$381		$—	$—	$381
Other debt securities	$—	$41		$—	$—	$41
Other investments:
NextEra Energy:
Equity securities	$3	$1		$—	$—	$4
U.S. Government and municipal bonds	$8	$4		$—	$—	$12
Corporate debt securities	$—	$32		$—	$—	$32
Mortgage-backed securities	$—	$58		$—	$—	$58
Other	$5	$10		$—	$—	$15
Derivatives:
NextEra Energy:
Commodity contracts	$1,755	$1,538		$824	$(3,177)	$940	(c)
Interest rate swaps	$—	$107		$—	$—	$107	(c)
Foreign currency swaps	$—	$48		$—	$—	$48	(c)
FPL - commodity contracts	$—	$14		$8	$(13)	$9	(c)
Liabilities:
Derivatives:
NextEra Energy:
Commodity contracts	$1,821	$1,509		$528	$(3,206)	$652	(c)
Interest rate swaps	$—	$123		$—	$—	$123	(c)
Foreign currency swaps	$—	$4		$—	$—	$4	(c)
FPL - commodity contracts	$—	$257		$1	$(13)	$245	(c)
————————————

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30 and December 31 of prior period	$155	$5	$296	$7
Realized and unrealized gains (losses):
Included in earnings(a)	(11)	—	2	—
Included in regulatory assets and liabilities	—	—	2	2
Purchases	45	—	186	—
Settlements(b)	3	(1)	(100)	(5)
Issuances	(70)	—	(260)	—
Transfers in(c)	1	—	3	—
Transfers out(c)	(2)	—	(8)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$121	$4	$121	$4
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$12	$—	$42	$—
————————————

(a)
For the three and nine months ended September 30, 2011, $(12) million and $(11) million, respectively, of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and nine months ended September 30, 2011, $1 million and $14 million, respectively, of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
Includes a $12 million derivative asset related to a commodity contract reclassified to assets held for sale at September 30, 2011 that will be settled at closing. See Nonrecurring Fair Value Measurements below.

(c)
For the three and nine months ended September 30, 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the three and nine months ended September 30, 2011, $12 million and $37 million, respectively, of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and nine months ended September 30, 2011, less than $1 million and $5 million, respectively, of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30 and December 31 of prior period	$347	$7	$364	$11
Realized and unrealized gains (losses):
Included in earnings(a)	173	—	523	—
Included in regulatory assets and liabilities	3	3	2	2
Purchases, sales, settlements and issuances	54	(2)	(284)	(5)
Transfers in(b)	(1)	—	1	—
Transfers out(b)	(14)	—	(44)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$562	$8	$562	$8
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$184	$—	$381	$—
————————————

(a)
For the three and nine months ended September 30, 2010, $171 million and $515 million, respectively, of realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and nine months ended September 30, 2010, $2 million and $8 million, respectively, of realized and unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

(b)
For the three and nine months ended September 30, 2010, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NextEra Energy's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three and nine months ended September 30, 2010, $183 million and $377 million, respectively, of unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.  For the three and nine months ended September 30, 2010, $1 million and $4 million, respectively, of unrealized gains (losses) are reflected in fuel, purchased power and interchange in the condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Nonrecurring Fair Value Measurements - NextEra Energy tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In the second quarter of 2011, recent market value indications and the impact of newly proposed environmental regulations suggested that the carrying value of certain NextEra Energy Resources' assets, primarily wind assets in West Texas and oil-fired assets in Maine, may be impaired.  NextEra Energy Resources performed a fair value analysis and concluded that an impairment charge related to the long-lived assets, primarily property, plant and equipment, was necessary.  The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates.  As a result, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million ($31 million after-tax), which is recorded as a separate line item in NextEra Energy’s condensed consolidated statements of income for the nine months ended September 30, 2011.

In September 2011, a subsidiary of NextEra Energy Resources entered into an agreement to sell its ownership interest in four natural gas-fired generating plants with a total generating capacity of 2,152 mw located in California, Virginia, Alabama and South Carolina. A NextEra Energy Resources affiliate will continue to operate three of the facilities included in the sale under service contracts for a five-year period and the fourth facility for a two-year period. The transaction is expected to close in the fourth quarter of 2011, contingent upon receipt of necessary regulatory approvals and third-party consents.

In connection with the agreement to sell, during the three and nine months ended September 30, 2011, a loss of approximately $148 million ($97 million after-tax) was recorded in NextEra Energy's condensed consolidated statements of income consisting of the impact of writing down the net assets held for sale to their estimated fair value less costs to sell and the reclassification of $30 million from AOCI as a result of the discontinuance of certain cash flow hedges because it became probable that the related forecasted transactions being hedged would not occur. See Note 2. The fair value measurement (Level 3) was based on the negotiated sales price and the estimated costs to sell. The carrying amounts of the major classes of assets and liabilities related to the four plants that were classified as held for sale on NextEra Energy's condensed consolidated balance sheets are as follows:

September 30, 2011
(millions)
Property, plant and equipment - net	$856
Current assets	147
Other assets	89
Assets held for sale	$1,092

Long-term debt	$488
Current liabilities	87
Other liabilities and deferred credits	21
Liabilities associated with assets held for sale	$596

Derivative assets and derivative liabilities with carrying values and estimated fair values of approximately $12 million and $28 million, respectively, are included in the assets held for sale and liabilities associated with assets held for sale at September 30, 2011. The derivative assets consist of a commodity contract which is subject to recurring fair value measurements based on Level 3 inputs and the derivative liabilities consist of interest rate swap agreements which are subject to recurring fair value measurements based on Level 2 inputs.

4.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At September 30, 2011 and December 31, 2010, other investments of NextEra Energy, not included in the table below, included financial instruments of approximately $75 million and $97 million ($4 million and $4 million at FPL), respectively, including $41 million and $48 million included in current other receivables on the condensed consolidated balance sheets (none at FPL), which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	September 30, 2011				December 31, 2010
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NextEra Energy:
Special use funds	$3,668	(a)	$3,668	(b)	$3,742	(a)	$3,742	(b)
Other investments:
Notes receivable	$503		$521	(c)	$525		$583	(c)
Debt securities	$94	(d)	$94	(b)	$114	(d)	$114	(b)
Equity securities	$75		$154	(e)	$57		$125	(e)
Long-term debt, including current maturities	$20,632	(f)	$22,578	(g)	$19,929		$20,756	(g)
Interest rate swaps - net unrealized losses	$(276)	(f)	$(276)	(h)	$(16)		$(16)	(h)
Foreign currency swaps - net unrealized gains	$11		$11	(h)	$44		$44	(h)
FPL:
Special use funds	$2,611	(a)	$2,611	(b)	$2,637	(a)	$2,637	(b)
Long-term debt, including current maturities	$6,934		$8,346	(g)	$6,727		$7,236	(g)
————————————

(a)
At September 30, 2011, includes $150 million of investments accounted for under the equity method and $40 million of loans not measured at fair value on a recurring basis ($105 million and $25 million, respectively, for FPL).  At December 31, 2010, includes $76 million of investments accounted for under the equity method and $17 million of loans not measured at fair value on a recurring basis ($94 million and $11 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type.  The amortized cost of debt and equity securities is $1,645 million and $1,405 million, respectively, at September 30, 2011 and $1,616 million and $1,489 million, respectively, at December 31, 2010 ($1,317 million and $859 million, respectively, at September 30, 2011 and $1,281 million and $943 million, respectively, at December 31, 2010 for FPL).

(b)	Based on quoted market prices for these or similar issues.

(c)
Classified as held to maturity.  Based on market prices provided by external sources.  Notes receivable bear interest primarily at fixed rates and mature from 2014 to 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of September 30, 2011, neither NextEra Energy nor FPL had any notes receivable reported in non-accrual status.

(d)	Classified as trading securities.

(e)	Modeled internally based on latest market data.

(f)	Exclude balances related to liabilities associated with assets held for sale. See Note 3 - Nonrecurring Fair Value Measurements.

(g)	Provided by external sources based on market prices indicative of market conditions.

(h)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $129 million and NextEra Energy's and FPL's nuclear decommissioning fund assets of $3,539 million and $2,482 million, respectively, at September 30, 2011.  The majority of investments held in the special use funds consist of equity and debt securities which are classified as available for sale and are carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NextEra Energy's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in Other - net in NextEra Energy's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2011 of approximately six years at both NextEra Energy and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2011 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	NextEra Energy	FPL	NextEra Energy	FPL	NextEra Energy	FPL	NextEra Energy	FPL
	(millions)
Realized gains	$69	$22	$23	$7	$156	$60	$85	$38
Realized losses	$27	$17	$6	$4	$70	$51	$21	$14
Proceeds from sale or maturity of securities	$992	$675	$1,212	$775	$3,567	$2,483	$5,350	$4,088

Unrealized losses on available for sale debt securities at September 30, 2011 and December 31, 2010 were not material to NextEra
Energy or FPL.  The unrealized gains on available for sale securities are as follows:

	NextEra Energy		FPL
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(millions)
Equity securities	$372	$612	$264	$384
U.S. Government and municipal bonds	$48	$15	$43	$15
Corporate debt securities	$28	$23	$23	$19
Mortgage-backed securities	$27	$20	$24	$18
Other debt securities	$3	$2	$3	$1

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

5.  Income Taxes

NextEra Energy's effective income tax rate for the three months ended September 30, 2011 and 2010 was approximately 28% and 25%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $45 million and $66 million, respectively, related to NextEra Energy Resources' wind projects and approximately $9 million and $26 million, respectively, of deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), primarily for certain wind projects expected to be placed in service.  NextEra Energy’s effective income tax rate for the three months ended September 30, 2010 also reflects an income tax benefit of $24 million related to employee benefits.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NextEra Energy's effective income tax rate for the nine months ended September 30, 2011 and 2010 was approximately 18% and 24%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind PTCs of approximately $208 million and $229 million, respectively, and approximately $17 million and $56 million, respectively, of deferred income tax benefits associated with convertible ITCs.  NextEra Energy’s effective income tax rate for the nine months ended September 30, 2011 also reflects a state deferred income tax benefit (state deferred income tax benefit) included in the Corporate and Other segment of approximately $64 million, net of federal income taxes, related to state tax law changes and a $26 million reduction in income tax expense, net of federal income taxes, primarily related to a valuation allowance reversal for certain state ITCs reflecting state income tax planning initiatives (state ITC benefit). NextEra Energy’s effective income tax rate for the nine months ended September 30, 2010 also reflects an income tax benefit of $24 million related to employee benefits.

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

6.  Comprehensive Income

NextEra Energy's comprehensive income is as follows:

	Three Months Ended September 30,
	2011	2010
	(millions)
Net income of NextEra Energy	$407	$720
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $92 and $25 tax benefit, respectively)	(158)	(46)
Reclassification from AOCI to net income (net of $10 tax expense and $7 tax benefit, respectively)	16	(3)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $27 tax benefit and $25 tax expense, respectively)	(43)	39
Reclassification from AOCI to net income (net of $17 and $2 tax benefit, respectively)	(25)	(2)
Net unrealized gains (losses) on foreign currency translation (net of $10 tax benefit and $5 tax expense, respectively)	(19)	10
Comprehensive income of NextEra Energy	$178	$718

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(millions)
Net income of NextEra Energy	$1,256	$1,694
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $125 and $55 tax benefit, respectively)	(248)	(98)
Reclassification from AOCI to net income (net of $18 tax expense and $27 tax benefit, respectively)	36	(30)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $12 tax benefit and $45 tax expense, respectively)	(20)	26
Reclassification from AOCI to net income (net of $32 and $9 tax benefit, respectively)	(47)	(17)
Defined benefit pension and other benefits plans (net of $4 tax expense)	6	—
Net unrealized losses on foreign currency translation (net of $4 and $1 tax benefit, respectively)	(7)	(3)
Comprehensive income of NextEra Energy	$976	$1,572

Approximately $27 million of net losses included in NextEra Energy's AOCI at September 30, 2011 related to derivative instruments are expected to be reclassified into earnings within the next twelve months as either principal and/or interest payments are made or electricity is sold.  Such amount assumes no change in power prices, interest rates or scheduled principal payments.  AOCI is separately displayed on the condensed consolidated balance sheets of NextEra Energy.  FPL's comprehensive income is the same as its reported net income.

7.  Variable Interest Entities (VIEs)

As of September 30, 2011, NextEra Energy has nine VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the Florida Public Service Commission (FPSC).  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $396 million and $444 million at September 30, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NextEra Energy's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $490 million and $542 million at September 30, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NextEra Energy's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended September 30, 2011 and 2010, FPL purchased 327,583 mwh and 462,021 mwh, respectively, from the facility at a total cost of approximately $50 million and $49 million, respectively.  During the nine months ended September 30, 2011 and 2010, FPL purchased 965,105 mwh and 1,197,563 mwh, respectively, from the facility at a total cost of approximately $144 million and $140 million, respectively.

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

Three of NextEra Energy Resources’ VIEs consolidate several entities which own and operate natural gas and/or oil electric generating facilities with the capability of producing a total of 1,285 mw.  These VIEs sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2018 through 2022.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  These VIEs use third party debt and equity to finance their operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources. In September 2011, NextEra Energy Resources entered into an agreement to sell its ownership interest in certain natural gas-fired generating plants (see Note 3), including two of the three VIEs. At September 30, 2011, the assets and liabilities of these two VIEs are included in assets held for sale and liabilities associated with assets held for sale on NextEra Energy's condensed consolidated balance sheets and totaled approximately $759 million and $387 million, respectively, and consisted primarily of property, plant and equipment and long-term debt. At December 31, 2010, the assets and liabilities of these two VIEs totaled approximately $730 million and $373 million, respectively, and consisted primarily of property, plant and equipment and long-term debt. The assets and liabilities of the third remaining natural gas/oil VIE were approximately $101 million and $81 million, respectively, at September 30, 2011 and $99 million and $82 million, respectively, at December 31, 2010, and consisted primarily of property, plant and equipment and long-term debt.

The other five NextEra Energy Resources’ VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 1,710 mw and an entity which owns and operates a 78 mile, 230 kilovolt transmission line.  These VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2034.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NextEra Energy Resources.  The assets and liabilities of these VIEs totaled approximately $2.9 billion and $2.4 billion, respectively, at September 30, 2011.  Three of the VIEs were consolidated at December 31, 2010, and the assets and liabilities of those VIEs totaled approximately $1.7 billion and $1.6 billion, respectively, at December 31, 2010.  At September 30, 2011 and December 31, 2010, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other - As of September 30, 2011 and December 31, 2010, several NextEra Energy subsidiaries have investments totaling approximately $680 million ($531 million at FPL) and $646 million ($480 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NextEra Energy's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of September 30, 2011, NextEra Energy subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities. Prior to September 30, 2011, NextEra Energy consolidated one of these entities; however, NextEra Energy is no longer the primary beneficiary of this entity and therefore no longer consolidates this entity. Upon deconsolidation, NextEra Energy's investment in this entity is accounted for under the equity method. NextEra Energy did not recognize any gain or loss and there was no significant effect on NextEra Energy's consolidated balance sheets as a result of the deconsolidation.

8.  Common Stock

Earnings Per Share - The reconciliation of NextEra Energy's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions, except per share amounts)
Numerator - net income	$407	$720	$1,256	$1,694
Denominator:
Weighted-average number of common shares outstanding - basic	417.4	410.9	416.7	409.1
Performance share awards, options and restricted stock(a)	2.4	2.8	2.4	2.5
Weighted-average number of common shares outstanding - assuming dilution	419.8	413.7	419.1	411.6
Earnings per share of common stock:
Basic	$0.98	$1.75	$3.01	$4.14
Assuming dilution	$0.97	$1.74	$3.00	$4.11
————————————

(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Performance share awards, options, restricted stock and equity units are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 14.6 million and 9.4 million for the three months ended September 30, 2011 and 2010, respectively, and 14.5 million and 8.2 million for the nine months ended September 30, 2011 and 2010, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

As of September 30, 2011, long-term debt issuances and borrowings by subsidiaries of NextEra Energy during 2011 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount		Maturity Date
					(millions)
January - September 2011	NextEra Energy Resources subsidiary	Canadian revolving credit facilities	Variable	(a)	$152		2013
February 2011	NextEra Energy Resources subsidiary	Senior secured limited-recourse notes	6.25%		$82		2031
April - September 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	$243		2030
April - September 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)	$24		2015
June - September 2011	NextEra Energy Resources subsidiary	Euro denominated revolving loan	Variable	(a)	$27		2014
June 2011	FPL	First mortgage bonds	5.125%		$250		2041
June 2011	Capital Holdings	Debentures	4.50%	(b)	$400		2021
June 2011	Capital Holdings	Japanese yen denominated term loan	Variable	(a)(c)	$424		2014
August 2011	NextEra Energy Resources subsidiary	Limited-recourse term loan	Variable	(a)(b)	$70		2016
August 2011	NextEra Energy Resources subsidiary	Limited-recourse note	4.125%		$702	(d)	2038
September 2011	Capital Holdings	Term loan	1.10%		$50		2016
September 2011	Capital Holdings	Term loans	Variable	(a)	$525		2013
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements were entered into with respect to these issuances.

(c)	Cross currency basis swap agreements were entered into with respect to both interest and principal payments on this loan.

(d)
At September 30, 2011, approximately $596 million of loan proceeds were restricted for the construction of a solar thermal facility and included in other assets on NextEra Energy's condensed consolidated balance sheets.

10.  Commitments and Contingencies

Commitments - NextEra Energy and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other primarily include the cost for construction of a transmission line by Lone Star Transmission, LLC (Lone Star), a regulated transmission provider in Texas, and the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2011, estimated planned capital expenditures for the remainder of 2011 through 2015 were as follows:

	2011	2012	2013	2014	2015	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$460	$1,780	$610	$75	$—	$2,925
Existing	275	765	665	645	515	2,865
Transmission and distribution	220	835	685	650	635	3,025
Nuclear fuel	125	205	125	205	250	910
General and other	55	195	210	115	100	675
Total	$1,135	$3,780	$2,295	$1,690	$1,500	$10,400
NextEra Energy Resources:
Wind(d)	$290	$960	$85	$20	$5	$1,360
Solar(e)	540	1,135	630	110	5	2,420
Nuclear(f)	205	295	260	260	280	1,300
Other(g)	120	160	70	85	95	530
Total	$1,155	$2,550	$1,045	$475	$385	$5,610
Corporate and Other(h)	$150	$520	$75	$30	$30	$805
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $10 million, $80 million, $86 million and $33 million in 2011 to 2014, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $34 million, $100 million, $32 million and $2 million in 2011 to 2014, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.  Excludes capital expenditures for the modernization of the Port Everglades facility, which if the project proceeds and the required regulatory approvals are obtained is expected to cost approximately $1.2 billion and be placed in-service in 2016.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals and related transmission. NextEra Energy Resources plans to add new wind generation of approximately 1,400 mw to 2,000 mw in 2011 and 2012, at a total cost of approximately $3 billion to $4 billion. These amounts include 150 mw added to date in 2011.

(e)
Consists of capital expenditures for planned new solar projects totaling 670 mw that have received applicable internal approvals and related transmission, including equity contributions associated with an equity method investment in a 550 mw solar project. Excludes solar projects requiring internal approvals with generation totaling 270 mw with an estimated cost of approximately $1 billion, over half of which is expected to be incurred in 2016.

(f)	Includes nuclear fuel.

(g)
Consists of capital expenditures that have received applicable internal approvals.  NextEra Energy Resources plans to add natural gas infrastructure projects at a total cost of approximately $400 million to $600 million in 2010 through 2014.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC of approximately $5 million, $42 million and $14 million in 2011 to 2013, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

At September 30, 2011, subsidiaries of NextEra Energy, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities of NextEra Energy Resources.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements, with remaining terms ranging from less than one year to six years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2011 was approximately $50 million.  At September 30, 2011, NextEra Energy did not have any liabilities recorded for these guarantees.  In certain instances, NextEra Energy can seek recourse from third parties for amounts paid under the guarantees.  At September 30, 2011, the fair value of the guarantees was not material.  In addition to the guarantees relating to non-consolidated entities, NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most payment obligations under Capital Holdings' debt and guarantees.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

NextEra Energy Resources has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from December 2011 through 2031, approximately $2.6 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2012 through 2033.

The transmission business included in Corporate and Other has entered into contracts primarily for development and construction activities relating to Lone Star's transmission line, all of which is included in the estimated planned capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of September 30, 2011 were estimated as follows:

	2011	2012	2013	2014	2015	Thereafter
FPL:	(millions)
Capacity payments:(a)
Qualifying facilities	$70	$295	$275	$280	$285	$2,675
JEA and Southern subsidiaries	$55	$225	$220	$200	$175	$195
Other electricity suppliers	$5	$5	$—	$—	$—	$—
Minimum payments, at projected prices:
Natural gas, including transportation and storage(b)	$520	$1,815	$935	$550	$535	$7,390
Oil(b)	$10	$—	$—	$—	$—	$—
Coal(b)	$25	$75	$80	$20	$—	$—
NextEra Energy Resources(c)	$835	$1,375	$545	$230	$190	$825
Corporate and Other	$130	$215	$15	$—	$—	$—
————————————

(a)
Capacity payments under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $128 million and $126 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $383 million and $412 million for the nine months ended September 30, 2011 and 2010, respectively.  Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $135 million and $139 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $348 million and $352 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes termination payments associated with wind turbine contracts for projects that have not yet received applicable internal approvals.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

NextEra Energy participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NextEra Energy also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NextEra Energy's or another participating insured's nuclear plants, NextEra Energy could be assessed up to $165 million ($93 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NextEra Energy and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $3 million, plus any applicable taxes, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In 1995 and 1996, NextEra Energy, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NextEra Energy and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999.  NextEra Energy has filed an answer to the complaint.  NextEra Energy believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NextEra Energy, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The trial has been indefinitely continued pending resolution of a jurisdictional issue.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30,
	2011						2010
	FPL	NextEra Energy Resources(a)		Corporate and Other		NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)	Corporate and Other		NextEra Energy Consoli- dated
						(millions)
Operating revenues	$3,152	$1,172		$58		$4,382	$3,116	$1,528	$47		$4,691
Operating expenses	$2,496	$920		$55		$3,471	$2,532	$997	$37		$3,566
Net income (loss)	$347	$67	(b)	$(7)	(c)	$407	$308	$386	$26	(d)	$720

	Nine Months Ended September 30,
	2011						2010
	FPL	NextEra Energy Resources(a)		Corporate and Other		NextEra Energy Consoli- dated	FPL	NextEra Energy Resources(a)	Corporate and Other		NextEra Energy Consoli- dated
						(millions)
Operating revenues	$8,200	$3,110		$166		$11,476	$8,024	$3,739	$141		$11,904
Operating expenses	$6,566	$2,520	(e)	$144		$9,230	$6,546	$2,473	$112		$9,131
Net income	$852	$371	(b)(f)	$33	(c)(g)	$1,256	$764	$907	$23	(d)	$1,694

	September 30, 2011					December 31, 2010
	FPL	NextEra Energy Resources		Corporate and Other	NextEra Energy Consoli- dated	FPL	NextEra Energy Resources	Corporate and Other	NextEra Energy Consoli- dated
					(millions)
Total assets	$30,870	$23,563	(h)	$2,152	$56,585	$28,698	$22,389	$1,907	$52,994
————————————

(a)
Interest expense allocated from Capital Holdings to NextEra Energy Resources is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NextEra Energy Resources subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)
Includes after-tax loss on assets held for sale of $91 million. See Note 3 - Nonrecurring Fair Value Measurements. See Note 5 for a discussion of NextEra Energy Resources' tax benefits related to PTCs.

(c)	Includes after-tax loss on assets held for sale of $6 million. See Note 3 - Nonrecurring Fair Value Measurements.

(d)	Includes an income tax benefit of $24 million related to employee benefits.

(e)	Includes impairment charges of approximately $51 million. See Note 3 - Nonrecurring Fair Value Measurements.

(f)	Includes after-tax impairment charges of approximately $31 million. See Note 3 - Nonrecurring Fair Value Measurements.

(g)	Includes state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to state tax law changes. See Note 5.

(h)	Includes assets held for sale of approximately $1.1 billion. See Note 3 - Nonrecurring Fair Value Measurements.

NextEra Energy Resources reviews the estimated useful lives of its fixed assets on an ongoing basis.  In the first quarter of 2011, this review indicated that the actual lives of certain equipment at NextEra Energy Resources’ wind plants are expected to be longer than the previously estimated useful lives used for depreciation purposes.  As a result, effective January 1, 2011, NextEra Energy Resources changed the estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets are expected to remain in service.  The useful lives of substantially all of the wind plants’ equipment that were previously estimated to be 25 years were increased to 30 years.  The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $19 million and $56 million, increase net income by $11 million and $33 million, and increase basic and diluted earnings per share by approximately $0.03 and $0.08, for the three and nine months ended September 30, 2011, respectively.  The effect of this change in estimate for the year ended December 31, 2011 is expected to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of Capital Holdings

Capital Holdings, a 100% owned subsidiary of NextEra Energy, provides funding for, and holds ownership interests in, NextEra Energy's operating subsidiaries other than FPL.  Most of Capital Holdings' debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NextEra Energy.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2011				2010
	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)
Operating revenues	$—	$1,232	$3,150	$4,382	$—	$1,578	$3,113	$4,691
Operating expenses	(4)	(973)	(2,494)	(3,471)	(1)	(1,036)	(2,529)	(3,566)
Interest expense	(3)	(164)	(98)	(265)	(4)	(156)	(87)	(247)
Other income (deductions) - net	417	(86)	(412)	(81)	699	74	(691)	82
Income (loss) before income taxes	410	9	146	565	694	460	(194)	960
Income tax expense (benefit)	3	(60)	215	158	(26)	72	194	240
Net income (loss)	$407	$69	$(69)	$407	$720	$388	$(388)	$720
————————————

(a)	Represents FPL and consolidating adjustments.

	Nine Months Ended September 30,
	2011				2010
	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guarantor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)
Operating revenues	$—	$3,285	$8,191	$11,476	$—	$3,888	$8,016	$11,904
Operating expenses	(11)	(2,662)	(6,557)	(9,230)	(3)	(2,590)	(6,538)	(9,131)
Interest expense	(10)	(486)	(279)	(775)	(11)	(463)	(258)	(732)
Other income (deductions) - net	1,215	40	(1,197)	58	1,689	159	(1,663)	185
Income (loss) before income taxes	1,194	177	158	1,529	1,675	994	(443)	2,226
Income tax expense (benefit)	(62)	(185)	520	273	(19)	83	468	532
Net income (loss)	$1,256	$362	$(362)	$1,256	$1,694	$911	$(911)	$1,694
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2011				December 31, 2010
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$31	$21,911	$34,281	$56,223	$19	$21,779	$32,423	$54,221
Less accumulated depreciation and amortization	(2)	(4,125)	(10,979)	(15,106)	—	(4,275)	(10,871)	(15,146)
Total property, plant and equipment - net	29	17,786	23,302	41,117	19	17,504	21,552	39,075
CURRENT ASSETS
Cash and cash equivalents	—	610	30	640	—	282	20	302
Receivables	133	1,065	1,039	2,237	654	1,380	548	2,582
Other	8	1,881	1,486	3,375	9	1,024	1,341	2,374
Total current assets	141	3,556	2,555	6,252	663	2,686	1,909	5,258
OTHER ASSETS
Investment in subsidiaries	14,719	—	(14,719)	—	14,150	—	(14,150)	—
Other	475	4,339	4,402	9,216	365	3,845	4,451	8,661
Total other assets	15,194	4,339	(10,317)	9,216	14,515	3,845	(9,699)	8,661
TOTAL ASSETS	$15,364	$25,681	$15,540	$56,585	$15,197	$24,035	$13,762	$52,994
CAPITALIZATION
Common shareholders' equity	$14,887	$4,185	$(4,185)	$14,887	$14,461	$4,359	$(4,359)	$14,461
Long-term debt	—	13,154	6,885	20,039	—	11,331	6,682	18,013
Total capitalization	14,887	17,339	2,700	34,926	14,461	15,690	2,323	32,474
CURRENT LIABILITIES
Debt due within one year	—	1,975	457	2,432	—	2,664	145	2,809
Accounts payable	—	604	732	1,336	—	571	553	1,124
Other	152	1,769	1,730	3,651	352	1,361	1,258	2,971
Total current liabilities	152	4,348	2,919	7,419	352	4,596	1,956	6,904
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	482	1,126	1,608	—	556	1,083	1,639
Accumulated deferred income taxes	48	1,221	4,088	5,357	53	1,336	3,720	5,109
Regulatory liabilities	37	—	4,242	4,279	46	—	4,213	4,259
Other	240	2,291	465	2,996	285	1,857	467	2,609
Total other liabilities and deferred credits	325	3,994	9,921	14,240	384	3,749	9,483	13,616
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$15,364	$25,681	$15,540	$56,585	$15,197	$24,035	$13,762	$52,994
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2011				2010
	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated	NextEra Energy (Guaran- tor)	Capital Holdings	Other(a)	NextEra Energy Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$979	$1,071	$1,067	$3,117	$1,079	$1,198	$492	$2,769
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(16)	(1,950)	(2,351)	(4,317)	—	(1,983)	(2,106)	(4,089)
Capital contribution to FPL	(310)	—	310	—	(660)	—	660	—
Cash grants under the Recovery Act	—	301	202	503	—	426	130	556
Other - net	16	(592)	(32)	(608)	—	(13)	(10)	(23)
Net cash used in investing activities	(310)	(2,241)	(1,871)	(4,422)	(660)	(1,570)	(1,326)	(3,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,669	248	2,917	—	2,495	523	3,018
Retirements of long-term debt	—	(1,643)	(45)	(1,688)	—	(530)	(41)	(571)
Proceeds from sale of differential membership interests	—	210	—	210	—	261	—	261
Net change in short-term debt	—	639	307	946	—	(357)	(578)	(935)
Issuances of common stock	39	—	—	39	184	—	—	184
Dividends on common stock	(689)	—	—	(689)	(616)	—	—	(616)
Other - net	(19)	(377)	304	(92)	13	(898)	884	(1)
Net cash provided by (used in) financing activities	(669)	1,498	814	1,643	(419)	971	788	1,340
Net increase (decrease) in cash and cash equivalents	—	328	10	338	—	599	(46)	553
Cash and cash equivalents at beginning of period	—	282	20	302	—	156	82	238
Cash and cash equivalents at end of period	$—	$610	$30	$640	$—	$755	$36	$791
————————————

(a)	Represents FPL and consolidating adjustments.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(millions)
FPL	$347	$308	$39	$852	$764	$88
NextEra Energy Resources	67	386	(319)	371	907	(536)
Corporate and Other	(7)	26	(33)	33	23	10
NextEra Energy Consolidated	$407	$720	$(313)	$1,256	$1,694	$(438)

FPL's earnings for the three and nine months ended September 30, 2011 increased primarily due to rate base growth and FPL's ability to use the surplus depreciation credit, as permitted under the terms of the stipulation and settlement regarding FPL's base rates (2010 rate agreement), to earn up to FPL's allowed 11% regulatory return on equity (ROE) on its retail rate base.  The increase in FPL's results for the three and nine months ended September 30, 2011 also reflects higher earnings related to additional nuclear capacity, solar and environmental capital expenditures recovered through cost recovery clauses.

In September 2011, a subsidiary of NextEra Energy Resources entered into an agreement to sell its ownership interest in four natural gas-fired generating plants with a total generating capacity of 2,152 mw located in California, Virginia, Alabama and South Carolina.  In connection with this agreement to sell, during the three and nine months ended September 30, 2011 a loss of approximately $148 million ($97 million total after-tax loss with $91 million of this after-tax loss recorded by NextEra Energy Resources) was recorded in NextEra Energy's condensed consolidated statements of income and is subject to various adjustments at closing.  The transaction is expected to close in the fourth quarter of 2011, contingent upon receipt of necessary regulatory approvals and third-party consents.  See Note 3 ‑ Nonrecurring Fair Value Measurements.  NextEra Energy Resources' results for the three and nine months ended September 30, 2011 and 2010 were also affected by net unrealized after-tax gains and losses from non-qualifying hedges, as well as after-tax other than temporary impairment (OTTI) losses and reversals on securities held in its nuclear decommissioning funds, as described below. In addition, NextEra Energy Resources' results for the three months ended September 30, 2011 reflect lower results from the customer supply and proprietary gas trading businesses, from new investments and from existing wind investments, partly offset by improved results at the Point Beach Nuclear Power Plant (Point Beach) and higher gas infrastructure results.  NextEra Energy Resources' results for the nine months ended September 30, 2011 reflect lower results from the customer supply and proprietary gas trading businesses, lower results at Seabrook, impairment charges primarily taken to write down the value of certain wind and oil-fired generation assets and higher expenses to support the growth of the business, partly offset by higher wind investment and gas infrastructure results.  See the table under NextEra Energy Resources below for the primary drivers of earnings.

In October 2011, subsidiaries of NextEra Energy Resources entered into an agreement to sell their ownership interests in a 550 mw natural gas-fired generating plant in Rhode Island.  The transaction is expected to close in late 2011 and is contingent upon receipt of necessary regulatory approvals and third-party consents.  In connection with the agreement to sell, an after-tax loss of approximately $2 million, which is subject to various adjustments at closing, is expected to be recorded in the fourth quarter of 2011.

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

NextEra Energy's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining whether performance goals are met for performance-based compensation under NextEra Energy's employee incentive compensation plans.  NextEra Energy also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges, OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals) and, in 2011, the after-tax loss on natural gas assets held for sale.  NextEra Energy's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with generally accepted accounting principles.

The following table provides details of the net unrealized after-tax gains and losses from non-qualifying hedges, after-tax OTTI losses, net of reversals and the after-tax loss on natural gas assets held for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(37)	$114	$(84)	$245
OTTI after-tax losses on securities held in nuclear decommissioning funds, net of OTTI reversals(a)	$(9)	$5	$(5)	$4
After-tax loss on natural gas assets held for sale(b)	$(97)	$—	$(97)	$—
————————————

(a)	Included in NextEra Energy's and NextEra Energy Resources' net income.

(b)	Included in NextEra Energy's net income. $91 million included in NextEra Energy Resources' net income and $6 million recorded at Corporate and Other.

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

The decrease in Corporate and Other's results for the three months ended September 30, 2011 reflects the absence of an income tax benefit of $24 million recorded in 2010 related to employee benefits. The increase in Corporate and Other's results for the nine months ended September 30, 2011 is primarily due to a state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to state tax law changes, partly offset by the absence of the benefit related to employee benefits.  See Note 5.

NextEra Energy's effective income tax rates for the three and nine months ended September 30, 2011 were approximately 28% and 18%, respectively; NextEra Energy's effective income tax rates for the corresponding periods in 2010 were 25% and 24%.  These rates reflect the effect of PTCs for wind projects at NextEra Energy Resources and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NextEra Energy's effective income tax rate depending on the amount of NextEra Energy's pretax income.  PTCs can be significantly affected by wind generation.  PTCs for the three and nine months ended September 30, 2011 were approximately $45 million and $208 million, respectively, and $66 million and $229 million for the comparable periods in 2010.  Deferred income tax benefits associated with convertible ITCs for the three and nine months ended September 30, 2011 were approximately $9 million and $17 million, respectively, and $26 million and $56 million for the comparable periods in 2010.  NextEra Energy's effective income tax rates for the nine months ended September 30, 2011 were also reduced by the approximately $64 million state deferred income tax benefit recorded at Corporate and Other and the $26 million state ITC benefit.  See Note 5.

As a result of the impact of the March 2011 earthquake and tsunami on nuclear facilities in Japan, the NRC established a task force to conduct a comprehensive review of processes and regulations relating to nuclear facilities in the United States to determine whether the NRC should make additional improvements to its regulatory system and to make recommendations to the NRC for its policy direction.  In July 2011, the NRC task force released its recommendations to the NRC and since then, the NRC staff presented certain conclusions based on their review of the task force recommendations, which conclusions have been approved by the NRC. The NRC staff's report concluded that none of the findings addressed by the task force recommendations rise to the level of an imminent hazard to public health and safety. However, since the recommendations can contribute to safety improvements, the NRC staff proposed the following actions: 1) issue orders within approximately six months to require each nuclear site to purchase portable equipment and revise procedures to address multi-unit events, provide reliable spent fuel pool instrumentation and enhance containment venting capabilities for boiling water reactors (Duane Arnold is NextEra Energy's only boiling water reactor); 2) request each site to re-evaluate its seismic and flood protection designs in light of current requirements and identify any areas for improvement; and 3) issue new regulations requiring enhancements relating to extended periods of loss of alternating current power, emergency preparedness and spent fuel pool cooling capabilities.  The NRC is reviewing the timeline for implementation of all of the actions, but has indicated that all actions should be completed by the end of 2016. NextEra Energy and FPL are currently reviewing the NRC's directions relating to the NRC staff's recommendations and assessing the potential financial and operational impact on NextEra Energy, FPL and their respective nuclear units.

The lessons learned from the events in Japan and the results of the NRC's review of the NRC staff's recommendations may, among other things, result in changes in or new licensing and safety-related requirements for U.S. nuclear facilities.  Such changes in or new requirements could, among other things, impact the capacity additions (uprates) at FPL's existing nuclear units at St. Lucie and Turkey Point, and future licensing and operations of U.S. nuclear facilities, including FPL's and NextEra Energy Resources' existing nuclear facilities and the NRC approval of two additional nuclear units at FPL's Turkey Point site, and could, among other things, result in increased cost and capital expenditures associated with the operation and maintenance of FPL's and NextEra Energy Resources' nuclear units. While the NRC continues its review, FPL and NextEra Energy Resources continue to work with industry organizations to understand the events in Japan and apply lessons learned, which may result in FPL and NextEra Energy Resources proactively making certain modifications to their nuclear facilities to, among other things, improve operational and safety systems prior to any potential requirements being imposed by the NRC.  Any such modifications could, among other things, result in increased cost and capital expenditures associated with the operation and maintenance of FPL's and NextEra Energy Resources' nuclear units.  Third parties have requested that the NRC suspend the approval of nuclear uprates, nuclear license extensions and new licenses, including approval of licenses for two additional nuclear units at FPL's Turkey Point site.  Another third party request was filed with the NRC seeking immediate suspension of the NRC operating licenses for all boiling water reactors that use a certain primary containment system, including NextEra Energy Resources' Duane Arnold nuclear unit, pending completion of the NRC review.  The NRC denied the request for immediate action related to the suspension of operating licenses for boiling water reactors, and, since the nuclear events in Japan, has continued to grant approvals for nuclear uprates and license extensions. However, it is uncertain at this time how and when the NRC will respond to the other items in these requests or other requests it may receive, or take action with regard to the timing for implementation of all of the NRC staff's recommendations.

FPL - FPL's net income for the three months ended September 30, 2011 and 2010 was $347 million and $308 million, respectively, an increase of $39 million.  FPL's net income for the nine months ended September 30, 2011 and 2010 was $852 million and $764 million, respectively, an increase of $88 million.  See Summary above for a discussion of the major drivers of these increases.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions)
Retail base	$1,263	$1,232	$3,261	$3,243
Fuel cost recovery	1,312	1,346	3,421	3,038
Net repayment of previously deferred retail fuel revenues	—	—	—	356
Other cost recovery clauses and pass-through costs, net of any deferrals	514	480	1,346	1,236
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	63	58	172	151
Total	$3,152	$3,116	$8,200	$8,024

As permitted by the 2010 rate agreement, retail base revenues collected through the capacity clause included approximately $44 million and $69 million for the three and nine months ended September 30, 2011, respectively, related to the placement in service of West County Energy Center (WCEC) Unit No. 3, which occurred in May 2011.  For the three months ended September 30, 2011, a 0.5% increase in the average number of customer accounts increased retail base revenues by approximately $6 million, while a 1.2% decrease in usage per retail customer, reflecting weather and other factors, decreased retail base revenues by approximately $19 million.  For the nine months ended September 30, 2011, a 0.6% increase in the average number of customer accounts increased retail base revenues by approximately $19 million, while a 1.7% decrease in usage per retail customer, reflecting weather and other factors, decreased retail base revenues by approximately $78 million. In addition, a base rate increase pursuant to an FPSC order which became effective March 1, 2010, increased retail base revenues for the nine months ended September 30, 2011 by approximately $8 million.  The usage per retail customer data for the three and nine months ended September 30, 2011 includes two extra days of sales after adjusting for a change from a fiscal month to a calendar month.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended September 30, 2011 and 2010, cost recovery clauses contributed $28 million and $19 million, respectively, to FPL's net income; the amounts for the nine months ended September 30, 2011 and 2010, were $76 million and $54 million, respectively.  The increase in cost recovery clause results is primarily due to the return on investment related to additional nuclear capacity, solar and environmental capital expenditures.  For the remainder of 2011, it is expected that FPL's earnings will continue to be favorably affected by cost recovery clauses as a result of additional nuclear capacity and environmental capital expenditures.  Underrecovery or overrecovery of cost recovery clause and pass-through costs can significantly affect NextEra Energy's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in operations and maintenance and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service, pre-construction costs associated with the early-stage development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in FPL's fuel procurement program was approximately $263 million and $236 million at September 30, 2011 and December 31, 2010, respectively.  Pursuant to an FPSC order, FPL was required to refund, in the form of a one-time credit to retail customers' bills, the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected as net repayment of previously deferred retail fuel revenues in the table above.  The difference between the refund and the December 31, 2009 overrecovery is being collected from retail customers during 2011.  The decrease in fuel revenues for the three months ended September 30, 2011 reflects approximately $23 million related to a lower average fuel factor and $11 million related to lower energy sales.  The increase in fuel revenues for the nine months ended September 30, 2011 reflects the absence of the $404 million refund partly offset by approximately $21 million related to a lower average fuel factor.  The decrease from December 31, 2010 to September 30, 2011 in deferred clause and franchise expenses and in deferred clause and franchise revenues was approximately $71 million and positively affected NextEra Energy's and FPL's cash flows from operating activities for the nine months ended September 30, 2011.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions)
Fuel and energy charges during the period	$1,249	$1,458	$3,363	$3,732
Net collection of previously deferred retail fuel costs	55	—	42	—
Net deferral of retail fuel costs	—	(120)	—	(339)
Other, primarily capacity charges, net of any capacity deferral	175	166	449	423
Total	$1,479	$1,504	$3,854	$3,816

The decrease in fuel and energy charges for the three months ended September 30, 2011 reflects lower fuel and energy prices of approximately $196 million and $13 million attributable to lower energy sales.  The decrease in fuel and energy charges for the nine months ended September 30, 2011 reflects lower fuel and energy prices of approximately $309 million and $60 million attributable to lower energy sales.

FPL's O&M expenses increased $30 million and $41 million for the three and nine months ended September 30, 2011, respectively, primarily due to higher cost recovery clause costs which did not significantly affect net income. The increase in cost recovery clause costs for the nine months ended September 30, 2011 was partly offset by the absence of an approximately $20 million charge for workforce reductions recorded in the second quarter of 2010.

The major components of FPL's depreciation and amortization expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions)
Surplus depreciation credit	$47	$79	$(84)	$—
Other depreciation and amortization recovered under base rates	239	223	699	666
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	13	31	38	88
Total	$299	$333	$653	$754

Under the terms of the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million (surplus depreciation credit cap) over the 2010 to 2012 period.  In any year of the 2010 rate agreement FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.  For the three months ended September 30, 2011, FPL was required to reverse $47 million of the surplus depreciation credit taken earlier in 2011 in order to comply with the 2010 rate agreement.  The surplus depreciation credit for the three and nine months ended September 30, 2010 was recorded prior to the final order approving the 2010 rate agreement.  As of September 30, 2011, approximately $688 million of the surplus depreciation credit cap remains; $446 million of the surplus depreciation credit cap is available for use in the remainder of 2011.  The increase in other depreciation and amortization expense recovered under base rates for the three and nine months ended September 30, 2011 is primarily due to higher plant in service balances.  The decrease in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and nine months ended September 30, 2011 is primarily due to lower depreciation and amortization under the FPSC's nuclear cost recovery rule.

Taxes other than income taxes and other decreased $7 million for the three months ended September 30, 2011 primarily due to a true-up to property tax expense. Taxes other than income taxes and other increased $42 million for the nine months ended September 30, 2011 primarily due to higher franchise fees and revenue taxes, both of which are pass-through costs and reflect the increase in fuel and other cost recovery clauses and pass-through costs revenues.  In addition, the increase for the nine months ended September 30, 2011 reflects higher property and payroll taxes.  The increase in interest expense for the three months ended September 30, 2011 is primarily due to higher average debt balances; the increase for the nine months ended September 30, 2011 is primarily due to higher average interest rates.

In May 2011, FPL placed in service WCEC Unit No. 3, a 1,220 mw natural gas-fired combined-cycle unit.  In addition, FPL is in the process of adding a total of approximately 450 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by 2013.  Approximately 31 mw of this additional capacity was placed in service in May 2011 at St. Lucie Unit No. 2.  FPL is also in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by 2013 and 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.  FPL is in the preliminary stages of pursuing the modernization of its Port Everglades facility to a high-efficiency natural gas-fired unit.  If the project proceeds and the required regulatory approvals are obtained, the proposed in-service date for the Port Everglades facility would be 2016, with an expected cost of approximately $1.2 billion.

NextEra Energy Resources - NextEra Energy Resources’ net income for the three months ended September 30, 2011 and 2010 was $67 million and $386 million, respectively, a decrease of $319 million.  NextEra Energy Resources’ net income for the nine months ended September 30, 2011 and 2010 was $371 million and $907 million, respectively, a decrease of $536 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(millions)
New investments(a)	$(27)	$(13)
Existing assets(a)	(1)	40
Customer supply and proprietary power and gas trading businesses(b)	(55)	(87)
Gas infrastructure(b)	19	21
Asset sales	—	(19)
Impairment charges	—	(31)
Interest expense, differential membership costs and other	1	(18)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(151)	(329)
Loss on natural gas assets held for sale(e)	(91)	(91)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(14)	(9)
Net income decrease	$(319)	$(536)
————————————

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

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and discussion above related to derivative instruments.

(d)	See table in Summary above for additional detail.

(e)	See Note 3 - Nonrecurring Fair Value Measurements for additional information.

Results from new investments for the three and nine months ended September 30, 2011 include approximately $9 million and $17 million, respectively, of deferred income tax benefits associated with convertible ITCs; the corresponding amounts for the three and nine months ended September 30, 2010 were $26 million and $56 million.  See Note 5.  Results from new investments for the three and nine months ended September 30, 2011 also reflect lower state ITCs and, for the nine-month period, the addition of 750 mw of wind generation during or after the nine months ended September 30, 2010.  In addition, an after-tax benefit associated with convertible ITCs of approximately $17 million was recorded in the second quarter of 2011 from the sale of membership interests where the investor elected to receive the convertible ITCs related to the underlying wind project; the $29 million pretax amount of such benefit was recorded in taxes other than income taxes and other in NextEra Energy's condensed consolidated statements of income for the nine months ended September 30, 2011.

Results for the three-month period from NextEra Energy Resources' existing asset portfolio reflect unfavorable wind results of approximately $18 million due to a lower wind resource and unfavorable prices primarily in Texas, partly offset by a change in estimate of the useful lives of certain equipment across the wind portfolio and the impact of lower priced hedges at Seabrook of $12 million.  These reductions were substantially offset by favorable results at Point Beach of $19 million due primarily to higher gains on its decommissioning funds, higher generation due to a power uprate which was completed in June 2011 and the absence of an unplanned outage that occurred in 2010.  In addition, fossil operations in Texas contributed $8 million to NextEra Energy Resources' results for the three-month period benefiting from high market prices in August 2011.  Results for the nine-month period from NextEra Energy Resources' existing asset portfolio reflect higher wind results of approximately $84 million due to a higher wind resource, lower depreciation and amortization expense due to a change in estimate of the useful lives of certain equipment across the wind portfolio and $30 million related to the state ITC benefit (see Note 5), partly offset by lower prices, primarily in Texas.  In addition, results for the nine-month period were favorably affected by approximately $20 million from higher prices under a new long-term contract for a natural gas-fired project in California, which is currently held for sale, and by higher results at Point Beach of $13 million primarily due to higher gains on its decommissioning funds and a higher contract price.  These results were partially offset by lower results at Seabrook of approximately $68 million primarily due to lower priced hedges and an extended refueling outage in 2011.  The effect of the change in estimate of useful lives of certain equipment across the wind portfolio for the year ended December 31, 2011 is expected to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11 (see Note 11).

Results from the customer supply and proprietary power and gas trading businesses for the three- and nine-month periods decreased primarily due to lower full requirements results, lower power and gas trading results, lower results from the retail electricity provider reflecting adverse effects from hot weather in Texas in August 2011 and the absence of a gain on a power supply contract realized in 2010.  The decrease in asset sales for the nine-month period reflects the absence of an after-tax gain of approximately $5 million on a coal-fired project that was recorded in 2010 and the absence of an after-tax gain from the sale of a waste-to-energy project of approximately $12 million recorded in 2010 after the expiration of an option for the buyer to sell the project back to NextEra Energy Resources.

Impairment charges for the nine-month period reflect charges taken primarily to write down the value of certain wind and oil-fired generation assets deemed to be unrecoverable.  As a result of a fair value analysis, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million which is recorded as a separate line item in NextEra Energy's condensed consolidated statements of income; the after-tax amount of the impairment charge reduced NextEra Energy Resources' results for the nine months ended September 30, 2011 by $31 million.  See Note 3 - Nonrecurring Fair Value Measurements.  The increase in interest expense, differential membership costs and other for the nine months ended September 30, 2011 reflects higher interest expense and other costs to support the growth of the business.

In addition to the primary drivers of net income discussed above, the discussion below describes changes in certain line items set forth in NextEra Energy's condensed consolidated statements of income as they relate to NextEra Energy Resources.

Operating revenues for the three months ended September 30, 2011 decreased $356 million primarily due to lower revenues of approximately $307 million from the existing portfolio and NextEra Energy Power Marketing, LLC (PMI), and unrealized mark-to-market losses of $32 million from non-qualifying hedges compared to $26 million of gains on such hedges in 2010.  Operating revenues for the nine months ended September 30, 2011 decreased $629 million primarily due to lower revenues of approximately $650 million at PMI and the existing asset portfolio, due in part to the extended refueling outage at Seabrook and unfavorable market conditions in the New England Power Pool and Electric Reliability Council of Texas regions, and unrealized mark-to-market losses of $13 million from non-qualifying hedges compared to $65 million of gains on such hedges in 2010.  These items were partially offset by higher revenues from project additions of approximately $97 million.

Operating expenses for the three months ended September 30, 2011 decreased $77 million reflecting lower fuel expense of $239 million partially offset by $23 million of unrealized mark-to-market losses from non-qualifying hedges compared to $160 million of gains from such hedges in 2010.  Operating expenses for the nine months ended September 30, 2011 increased $47 million reflecting $119 million of unrealized mark-to-market losses from non-qualifying hedges compared to $338 million of gains on such hedges in 2010 and impairment charges of $51 million (see Note 3 - Nonrecurring Fair Value Measurements), partly offset by lower fuel costs of approximately $418 million and higher benefits associated with differential membership interests.

NextEra Energy Resources' interest expense for the three and nine months ended September 30, 2011 increased $5 million and $17 million, respectively, primarily due to increased borrowings to support the growth of the business.  Gains on disposal of assets -net in NextEra Energy's condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 primarily reflect gains on sales of securities held in NextEra Energy Resources' nuclear decommissioning funds and, for the nine months ended September 30, 2010, also reflect a pretax gain of approximately $18 million from the sale of the waste-to-energy project.  See Summary above and Note 5 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add a total of approximately 1,400 mw to 2,000 mw of new wind generation in 2011 and 2012, including 150 mw added to date in 2011.  NextEra Energy Resources plans to add a total of 660 mw of new solar generation during the period 2011 through 2014, including 5 mw added to date in 2011, and approximately 280 mw between 2015 and 2016.  NextEra Energy Resources is in the process of constructing solar thermal facilities with generation capacity of 250 mw in California and 99.8 mw in Spain. In addition, a 550 mw solar photovoltaic project in California, in which NextEra Energy Resources has an equity investment, has commenced construction. The wind and solar expansions are subject to, among other things, continued public policy support, support for the construction and availability of sufficient transmission facilities and capacity, continued market demand, supply chain expansion, access to capital at reasonable cost and on reasonable terms and no changes to federal or state tax policy or incentives.  Currently, in the United States, approximately 30 states and the District of Columbia have renewable portfolio standards requiring electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NextEra Energy Resources believes that these standards will create incremental demand for renewable energy in the future.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions)
Interest expense, net of allocations to NextEra Energy Resources	$(19)	$(17)	$(51)	$(46)
Interest income	9	10	24	32
Federal and state income tax benefits (expenses)	(1)	26	40	26
Other	4	7	20	11
Net income (loss)	$(7)	$26	$33	$23

Federal and state income tax benefits and expenses for the three and nine months ended September 30, 2011 reflect consolidating tax adjustments and include an approximately $6 million expense associated with the loss on natural gas assets held for sale.  Federal and state income tax benefits and expenses for the nine months ended September 30, 2011 also include the state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to state tax law changes.  Federal and state income tax benefits and expenses for the three and nine months ended September 30, 2010 reflect an income tax benefit of $24 million related to employee benefits and consolidating income tax adjustments. Other includes all other corporate income and expenses, as well as other business activities.  The increase in other for the nine months ended September 30, 2011 is primarily due to the absence of a 2010 $12 million after-tax write-down to fair value in the residual value of assets held under leveraged leases; the pretax amount of the write-down of $18 million is reflected in other - net in NextEra Energy's condensed consolidated statements of income.

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

Available Liquidity - At September 30, 2011, NextEra Energy's total net available liquidity was approximately $5.5 billion, of which FPL's portion was approximately $2.8 billion.  The components of each company's net available liquidity at September 30, 2011 were as follows:

				Maturity Date
	FPL	Capital Holdings	NextEra Energy Consoli- dated	FPL	Capital Holdings
		(millions)
Bank revolving line of credit facilities(a)	$2,973	$4,417	$7,390	(b)	(b)
Less letters of credit	(3)	(970)	(973)
	2,970	3,447	6,417
Revolving credit facility	250	—	250	2014
Less borrowings	—	—	—
	250	—	250
Subtotal	3,220	3,447	6,667
Cash and cash equivalents	30	610	640
Less commercial paper	(408)	(1,427)	(1,835)
Net available liquidity	$2,842	$2,630	$5,472
————————————

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

In April 2011, Capital Holdings and an indirect wholly-owned subsidiary of NextEra Energy Resources entered into a €170 million principal amount variable rate revolving loan agreement maturing in April 2014 (the revolving loan agreement) to finance a portion of the costs associated with constructing two 49.9 mw solar thermal plants and related facilities in Spain (the Spain Solar Project).  As of September 30, 2011, approximately €151 million (approximately $202 million) of the funding commitment under the revolving loan agreement remained available.

In addition, in April 2011, two indirect wholly-owned subsidiaries of NextEra Energy Resources entered into two senior secured limited-recourse variable rate loan agreements (collectively, project loan agreements), one loan agreement to finance a further portion of the costs associated with constructing the Spain Solar Project (construction loan), and the second loan agreement to finance ongoing value added tax payments associated with the construction of the Spain Solar Project (VAT loan).  The construction loan agreement provides up to approximately €589 million principal amount in borrowings with a maturity date of December 2030.  Concurrent with executing the construction loan agreement, several interest rate swaps were entered into to hedge against interest rate movements with respect to a portion of the projected interest payments with an interest rate cap to hedge the remaining portion of the projected interest payments during the construction period and interest rate hedges to cover the expected outstanding principal balance of the loan after completion of construction.  As of September 30, 2011, approximately €422 million (approximately $565 million) of the funding commitment under the construction loan agreement remained available, and is anticipated to be borrowed on a monthly basis through the completion of construction of the Spain Solar Project.  The VAT loan agreement provides for €40 million in borrowings with a maturity date of no later than April 2015.  As of September 30, 2011, approximately €27 million (approximately $37 million) of the funding commitment under the VAT loan agreement remained available.

In August 2011, in addition to issuing a $702 million limited-recourse note (see cash flow debt issuances and borrowings table below), an indirect wholly-owned subsidiary of NextEra Energy Resources entered into a $150 million variable rate term loan facility and an $83 million letter of credit facility. Proceeds from the borrowings under the term loan facility will be used primarily to finance a portion of the cost associated with the construction of a 250 mw solar thermal facility in California (Genesis Project), and loans under the term loan facility will amortize to maturity in 2019. The letter of credit facility will be used to support certain reserves associated with the financing, as well as to provide security for obligations under power purchase and interconnection agreement obligations relating to the Genesis Project. As of September 30, 2011, the full amount of the term loan facility and approximately $46 million of the letter of credit facility remained available.

As a precondition to borrowing under the terms of the Spain Solar Project revolving loan agreement and the project loan agreements, among other things, NextEra Energy's ratio of funded debt to total capitalization must not exceed a stated ratio. The financing documents relating to the Spain Solar Project and the Genesis Project contain default and related acceleration provisions for, among other things, the failure to make required payments, failure to comply with certain covenants (including requirements that construction of the Spain Solar Project and the Genesis Project must be completed by a certain date and for the Spain Solar Project revolving loan agreement, a requirement that NextEra Energy's ratio of funded debt to total capitalization must not exceed the specified ratio), certain bankruptcy-related events, and other actions by the Spain Solar Project and Genesis Project borrowers or other parties as specified in the Spain Solar Project and Genesis Project financing documents.

Until certain conditions or obligations related to the Spain Solar Project and Genesis Project, as the case may be, are met, certain obligations, including all or a portion of the debt payment obligations and, in the case of the Spain Solar Project, any related interest rate hedges, are guaranteed by Capital Holdings, which guarantee obligations are in turn guaranteed by NextEra Energy.  The Capital Holdings guarantee contains default and acceleration provisions relating to, among other things, NextEra Energy's ratio of funded debt to total capitalization exceeding a specified ratio.

NextEra Energy and FPL continue to monitor the development of rules related to the Dodd-Frank Act.  Final rules on OTC derivative-related provisions of the Dodd-Frank Act were statutorily required to be established through U.S. Commodity Futures Trading Commission (CFTC) and SEC rulemakings by July 2011.  While some provisions of the statute related to OTC derivatives are currently in effect, the majority of the rules are not expected to be implemented until 2012 or later.  NextEra Energy and FPL cannot predict the final rules that will be adopted to implement the OTC derivative-related provisions of the Dodd-Frank Act.  Those rules could negatively affect NextEra Energy’s and FPL’s ability to hedge their commodity and interest rate risks, which could have a material effect on NextEra Energy’s and FPL’s financial results.  The rules also could cause NextEra Energy Resources to decide to restructure part of its energy marketing and trading operations or to discontinue certain portions of that business.  In addition, if the rules require NextEra Energy and FPL to post cash collateral with respect to swap transactions, NextEra Energy’s and FPL’s liquidity could be materially affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NextEra Energy and FPL to penalties for non-compliance.  The financial and operational impact of the final rules cannot be determined at this time, but could be material.

Letters of Credit, Surety Bonds and Guarantees - NextEra Energy and FPL obtain letters of credit and surety bonds, and issue guarantees, to facilitate commercial transactions with third parties and financings.  At September 30, 2011, NextEra Energy had approximately $1.1 billion of standby letters of credit ($10 million for FPL), approximately $99 million of surety bonds ($53 million for FPL) and approximately $12.6 billion notional amount of guarantees ($23 million for FPL), of which approximately $8.1 billion ($15 million for FPL) letters of credit and guarantees have expiration dates within the next five years.  An aggregate of approximately $973 million ($3 million for FPL) of the standby letters of credit at September 30, 2011 were issued under FPL's and Capital Holdings' credit facilities.  See Available Liquidity above.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind and solar development and other contractual agreements.  Each of NextEra Energy and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds and guarantees.  Accordingly, at September 30, 2011, NextEra Energy and FPL did not have any liabilities recorded for these letters of credit, surety bonds and guarantees.  In addition, NextEra Energy has guaranteed certain payment obligations of Capital Holdings, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and Capital Holdings has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 10 - Commitments.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	NextEra Energy		FPL
	Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions)
Net cash provided by operating activities	$3,117	$2,769	$1,748	$1,612
Net cash used in investing activities	(4,422)	(3,556)	(2,168)	(1,975)
Net cash provided by financing activities	1,643	1,340	430	317
Net increase (decrease) in cash and cash equivalents	$338	$553	$10	$(46)

NextEra Energy's cash and cash equivalents increased for the nine months ended September 30, 2011 reflecting cash generated by operating activities, net issuances of long- and short-term debt, proceeds from the sale of differential membership interests and cash grants received under the Recovery Act. These inflows were partially offset by capital investments by FPL and NextEra Energy Resources, loan proceeds restricted for construction and the payment of common stock dividends to NextEra Energy shareholders.

NextEra Energy's cash flows from operating activities for the nine months ended September 30, 2011 reflect cash generated by net income after the effect of non-cash charges, as well as changes in operating assets and liabilities reflecting changes in other receivables and income taxes due to a cash refund of approximately $278 million received from the IRS related to the IRS settlement and an increase in other taxes at FPL primarily due to property taxes, which are payable in the fourth quarter.  These inflows were partially offset by cash outflows related to materials, supplies and fossil fuel inventory due to additional fuel being purchased to replenish inventory and the acquisition of inventory due to expiring fuel tank leases.

NextEra Energy's cash flows from investing activities for the nine months ended September 30, 2011 reflect capital investments, including nuclear fuel purchases, of approximately $2.4 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects, including nuclear fuel, of approximately $1.8 billion by NextEra Energy Resources.  NextEra Energy's cash flows from investing activities also reflect approximately $596 million of loan proceeds that are restricted for the construction of a solar thermal facility in California and approximately $503 million (comprised of $301 million at NextEra Energy Resources and $202 million at FPL) of cash grants under the Recovery Act, the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings, as well as other investment activity, primarily at Capital Holdings.  NextEra Energy expects to receive additional cash grants under the Recovery Act during 2011. In addition, NextEra Energy Resources expects to receive net cash proceeds of approximately $825 million, after the repayment of debt, transaction costs and working capital and other adjustments, for the sale of five natural gas-fired generating plants which are expected to close in the fourth quarter of 2011.

During the nine months ended September 30, 2011, NextEra Energy generated proceeds from financing activities of approximately $4.1 billion, including $210 million in proceeds from the sale of differential membership interests, a net increase in short-term debt of $946 million (comprised of a $639 million increase at Capital Holdings and a $307 million increase at FPL), $39 million in proceeds from the issuance of common stock and the following long-term debt issuances and borrowings.

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount		Maturity Date
					(millions)
January - September 2011	NextEra Energy Resources subsidiary	Canadian revolving credit facilities	Variable	(a)	$152		2013
February 2011	NextEra Energy Resources subsidiary	Senior secured limited-recourse notes	6.25%		82		2031
April - September 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	243		2030
April - September 2011	NextEra Energy Resources subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)	24		2015
June - September 2011	NextEra Energy Resources subsidiary	Euro denominated revolving loan	Variable	(a)	27		2014
June 2011	FPL	First mortgage bonds	5.125%		250		2041
June 2011	Capital Holdings	Debentures	4.50%	(b)	400		2021
June 2011	Capital Holdings	Japanese yen denominated term loan	Variable	(a)(c)	424		2014
August 2011	NextEra Energy Resources subsidiary	Limited-recourse term loan	Variable	(a)(b)	70		2016
August 2011	NextEra Energy Resources subsidiary	Limited-recourse note	4.125%		702	(d)	2038
September 2011	Capital Holdings	Term loan	1.10%		50		2016
September 2011	Capital Holdings	Term loans	Variable	(a)	525		2013
					$2,949
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements were entered into with respect to these issuances.

(c)	Cross currency basis swap agreements were entered into with respect to both interest and principal payments on this loan.

(d)
At September 30, 2011, approximately $596 million of loan proceeds were restricted for the construction of a solar thermal facility and included in other assets on NextEra Energy's condensed consolidated balance sheets.

During the nine months ended September 30, 2011, NextEra Energy paid approximately $2.4 billion in connection with financing activities, including $1.2 billion in principal payments on Capital Holdings' debt, $406 million in principal payments on NextEra Energy Resources' debt, $45 million in principal payments on FPL's storm-recovery bonds and $689 million for the payment of dividends on NextEra Energy's common stock.

In April 2011, an indirect wholly-owned subsidiary of NextEra Energy Resources issued Class B membership interests to two third-party investors.  The NextEra Energy Resources subsidiary has ownership interests in five wind generation facilities with generating capability totaling approximately 483 mw located in Iowa, North Dakota, South Dakota, Texas and Wisconsin.  The NextEra Energy Resources subsidiary received approximately $118 million at closing and will receive future capital contributions from the third-party investors on a quarterly basis through December 31, 2019 based on the amount of PTCs generated by the wind facilities.  The future capital contributions are expected to total approximately $315 million based on projected wind generation.

In June 2011, an indirect wholly-owned subsidiary of NextEra Energy Resources sold Class B membership interests to a third-party investor.  The NextEra Energy Resources subsidiary has ownership interests in a wind generation facility with generating capability totaling 150 mw located in Illinois.  The NextEra Energy Resources subsidiary received approximately $79 million at closing and approximately $98 million in October 2011 when the project received notice regarding the award of its application for a Recovery Act cash grant.

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

Accumulated Other Comprehensive Income (Loss)

NextEra Energy's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2011			2010
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total
	(millions)
Balances at December 31 of prior year	$24	$142	$166	$67	$102	$169
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $125 and $55 tax benefit, respectively)	(248)	—	(248)	(98)	—	(98)
Reclassification from AOCI to net income (net of $18 tax expense and $27 tax benefit, respectively)	36	—	36	(30)	—	(30)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $12 tax benefit and $45 tax expense, respectively)	—	(20)	(20)	—	26	26
Reclassification from AOCI to net income (net of $32 and $9 tax benefit, respectively)	—	(47)	(47)	—	(17)	(17)
Defined benefit pension and other benefits plans (net of $4 tax expense)	—	6	6	—	—	—
Net unrealized losses on foreign currency translation (net of $4 and $1 tax benefit, respectively)	—	(7)	(7)	—	(3)	(3)
Balances at September 30	$(188)	$74	$(114)	$(61)	$108	$47

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

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2011 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Three months ended September 30, 2011
Fair value of contracts outstanding at June 30, 2011	$140	$343	$30	$(140)	$373
Reclassification to realized at settlement of contracts	(15)	(16)	(11)	85	43
Changes in fair value excluding reclassification to realized	22	(63)	—	(233)	(274)
Fair value of contracts outstanding at September 30, 2011	147	264	19	(288)	142
Net option premium payments (receipts)	(177)	9	—	—	(168)
Net margin cash collateral paid					90
Total mark-to-market energy contract net assets (liabilities) at September 30, 2011	$(30)	$273	$19	$(288)	$64

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Nine months ended September 30, 2011
Fair value of contracts outstanding at December 31, 2010	$125	$413	$49	$(236)	$351
Reclassification to realized at settlement of contracts	(13)	(74)	(30)	248	131
Changes in fair value excluding reclassification to realized	35	(75)	—	(300)	(340)
Fair value of contracts outstanding at September 30, 2011	147	264	19	(288)	142
Net option premium payments (receipts)	(177)	9	—	—	(168)
Net margin cash collateral paid					90
Total mark-to-market energy contract net assets (liabilities) at September 30, 2011	$(30)	$273	$19	$(288)	$64

NextEra Energy's total mark-to-market energy contract net assets (liabilities) at September 30, 2011 shown above are included in the condensed consolidated balance sheets as follows:

September 30, 2011
(millions)

Current derivative assets	$308
Noncurrent derivative assets	464
Current derivative liabilities	(509)
Noncurrent derivative liabilities	(199)
NextEra Energy's total mark-to-market energy contract net assets	$64

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2011 were as follows:

	Maturity
	2011	2012	2013	2014	2015	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$11	$(35)	$(51)	$—	$(1)	$—	$(76)
Significant other observable inputs	(65)	(47)	47	13	8	26	(18)
Significant unobservable inputs	11	19	3	—	12	19	64
Total	(43)	(63)	(1)	13	19	45	(30)
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(4)	(28)	(7)	(4)	—	—	(43)
Significant other observable inputs	25	126	21	26	35	30	263
Significant unobservable inputs	13	(1)	14	12	8	7	53
Total	34	97	28	34	43	37	273
Owned Assets - OCI:
Quoted prices in active markets for identical assets	8	14	—	—	—	—	22
Significant other observable inputs	3	(6)	—	—	—	—	(3)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	11	8	—	—	—	—	19
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(119)	(173)	—	—	—	—	(292)
Significant unobservable inputs	1	2	1	—	—	—	4
Total	(118)	(171)	1	—	—	—	(288)
Total sources of fair value	$(116)	$(129)	$28	$47	$62	$82	$(26)

The changes in the fair value of NextEra Energy's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2010 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Three months ended September 30, 2010
Fair value of contracts outstanding at June 30, 2010	$83	$313	$98	$(272)	$222
Reclassification to realized at settlement of contracts	15	(14)	(25)	140	116
Inception value of new contracts	114	—	—	—	114
Changes in fair value excluding reclassification to realized	38	211	—	(306)	(57)
Fair value of contracts outstanding at September 30, 2010	250	510	73	(438)	395
Net option premium payments (receipts)	(140)	10	—	—	(130)
Net margin cash collateral paid					(5)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2010	$110	$520	$73	$(438)	$260

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NextEra Energy Total
	(millions)
Nine months ended September 30, 2010
Fair value of contracts outstanding at December 31, 2009	$39	$126	$131	$(64)	$232
Reclassification to realized at settlement of contracts	17	(92)	(77)	323	171
Inception value of new contracts	108	(45)	—	—	63
Effective portion of changes in fair value recorded in OCI	—	—	19	—	19
Ineffective portion of changes in fair value recorded in earnings	—	1	—	—	1
Changes in fair value excluding reclassification to realized	86	520	—	(697)	(91)
Fair value of contracts outstanding at September 30, 2010	250	510	73	(438)	395
Net option premium payments (receipts)	(140)	10	—	—	(130)
Net margin cash collateral paid					(5)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2010	$110	$520	$73	$(438)	$260

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of NextEra Energy and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  At September 30, 2011, with respect to certain debt issuances and borrowings, Capital Holdings has two cross currency swaps, one to hedge against currency movements with respect to both interest and principal payments and one to hedge against currency and interest rate movements with respect to both interest and principal payments.  At September 30, 2011 and December 31, 2010, the fair value of cross currency swaps was approximately $11 million and $44 million, respectively.

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

Commodity price risk - NextEra Energy uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  At September 30, 2011 and December 31, 2010, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy	FPL	NextEra Energy Resources	NextEra Energy
					(millions)
December 31, 2010	$—	$3	$3	$51	$21	$35	$51	$23	$36
September 30, 2011	$—	$2	$2	$36	$47	$45	$36	$49	$44
Average for the nine months ended September 30, 2011	$—	$3	$3	$49	$38	$37	$49	$38	$37
————————————

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

The following are estimates of the fair value of NextEra Energy's and FPL's financial instruments:

	September 30, 2011				December 31, 2010
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NextEra Energy:
Fixed income securities:
Special use funds	$1,887		$1,887	(a)	$1,701	$1,701	(a)
Other investments:
Notes receivable	$503		$521	(b)	$525	$583	(b)
Debt securities	$94		$94	(a)	$114	$114	(a)
Long-term debt, including current maturities	$21,156	(c)	$23,116	(d)	$19,929	$20,756	(d)
Interest rate swaps - net unrealized losses	$(304)	(c)	$(304)	(e)	$(16)	$(16)	(e)
FPL:
Fixed income securities - special use funds	$1,484		$1,484	(a)	$1,375	$1,375	(a)
Long-term debt, including current maturities	$6,934		$8,346	(d)	$6,727	$7,236	(d)
————————————

(a)	Based on quoted market prices for these or similar issues.

(b)	Based on market prices provided by external sources.

(c)
Includes long-term debt, including current maturities of $524 million and net unrealized losses on interest rate swaps of $28 million which are included in liabilities associated with assets held for sale on NextEra Energy's condensed consolidated balance sheets.

(d)	Provided by external sources based on market prices indicative of market conditions.

(e)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

The special use funds of NextEra Energy and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NextEra Energy's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at estimated fair value.  At FPL, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts based on current regulatory treatment.  The changes in fair value of NextEra Energy's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2030 (2032 at FPL).

NextEra Energy and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2011, the estimated fair value of NextEra Energy's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received	Estimated Fair Value
(millions)					(millions)
Fair value hedges - Capital Holdings:
$250	May 2010	November 2013	Variable(a)	2.55%	$8
$400	August 2010	September 2015	Variable(b)	2.60%	8
$250	August 2011	June 2013	Variable(c)	3.35%	(1)
$500	August 2011	December 2015	Variable(d)	7.875%	(3)
$500	August 2011	March 2019	Variable(e)	6.00%	2
$400	August 2011	June 2021	Variable(f)	4.50%	9
Total fair value hedges					23
Cash flow hedges:
NextEra Energy Resources:
$32	December 2003	December 2017	4.245%	Variable(g)	(3)
$10	April 2004	December 2017	3.845%	Variable(g)	(1)
$137	December 2005	November 2019	4.905%	Variable(g)	(16)
$336	January 2007	January 2022	5.390%	Variable(h)	(44)
$54	January 2008	December 2011	3.2050%	Variable(g)	—
$305	January 2009	December 2016	2.680%	Variable(g)	(18)
$124	January 2009(i)	December 2023	3.725%	Variable(g)	(2)
$78	January 2009	December 2023	2.578%	Variable(j)	(3)
$18	March 2009	December 2016	2.655%	Variable(g)	(1)
$7	March 2009(i)	December 2023	3.960%	Variable(g)	—
$293	May 2009	May 2017	3.015%	Variable(g)	(21)
$106	May 2009(i)	May 2024	4.663%	Variable(g)	(4)
$128	December 2009(k)	December 2019	3.830%	Variable(g)	(19)
$52	December 2009(i)(k)	September 2021	5.500%	Variable(g)	(1)
$243	April 2010	January 2027	4.040%	Variable(h)	(37)
$275	October 2010	September 2028	2.822%	Variable(g)	(17)
$188	December 2010(k)	January 2018	2.313%	Variable(h)	(8)
$196	April 2011	December 2013	2.733%	Variable(l)	(17)
$789	April 2011(i)	June 2018	4.042%	Variable(m)	(45)
$653	April 2011(i)	December 2030	4.694%	Variable(m)	(51)
$70	August 2011	January 2016	(n)	Variable(g)	—
Capital Holdings:
$250	October 2010(i)	June 2023	3.479%	Variable(g)	(19)
Total cash flow hedges					(327)
Total interest rate swaps					$(304)
————————————

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 0.4726%.

(b)	Three-month LIBOR plus 0.7980%.

(c)	Three-month LIBOR plus 4.8275%.

(d)	Three-month LIBOR plus 6.675%.

(e)	Three-month LIBOR plus 3.945%.

(f)	Three-month LIBOR plus 2.05%.

(g)	Three-month LIBOR.

(h)	Six-month LIBOR.

(i)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2019, December 2013, June 2018 and June 2013, respectively.

(j)	Three-month Banker's Acceptance Rate.

(k)
In September 2011, hedge accounting ceased because forecasted transaction is no longer probable as NextEra Energy Resources entered into an agreement to sell its ownership interest in a portfolio of natural gas-fired generating plants. See Note 3 - Nonrecurring Fair Value Measurements.

(l)	One-month Euro Interbank Offered Rate (Euribor).

(m)	Six-month Euribor.

(n)	Rate varies over time from 0.4914% to 3.0048%.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NextEra Energy's net liabilities would increase by approximately $965 million ($388 million for FPL) at September 30, 2011.

Equity price risk - Included in the nuclear decommissioning reserve funds of NextEra Energy are marketable equity securities carried at estimated fair value of approximately $1,781 million and $2,041 million ($1,127 million and $1,262 million for FPL) at September 30, 2011 and December 31, 2010, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $164 million ($105 million for FPL) reduction in fair value and corresponding adjustments to the related regulatory liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for NextEra Energy's non-rate regulated operations, at September 30, 2011.

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

Based on NextEra Energy's policies and risk exposures related to credit, NextEra Energy and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of September 30, 2011, approximately 97% of NextEra Energy's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, each of NextEra Energy and FPL had performed an evaluation, under the supervision and with the participation of its management, including NextEra Energy's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NextEra Energy and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2011.

(b)	Changes in Internal Control over Financial Reporting

NextEra Energy and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout NextEra Energy and FPL.  In July 2011, FPL converted to a new enterprise resource planning (ERP) system that was already in use at NextEra Energy and NextEra Energy Resources. In conjunction with this ERP implementation, FPL has made changes to the design, operation and documentation of its processes as they relate to internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in NextEra Energy’s and FPL’s June 2011 Form 10-Q, March 2011 Form 10-Q and 2010 Form 10-K. The factors discussed in Part II, Item 1A. Risk Factors in NextEra Energy's and FPL's June 2011 Form 10-Q and March 2011 Form 10-Q and in Part I, Item 1A. Risk Factors in NextEra Energy's and FPL's 2010 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NextEra Energy's and FPL's businesses, financial condition, future financial results and/or liquidity should be carefully considered.  The risks described in NextEra Energy's and FPL's June 2011 Form 10-Q, March 2011 Form 10-Q and 2010 Form 10-K are not the only risks facing NextEra Energy and FPL.  Additional risks and uncertainties not currently known to NextEra Energy or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NextEra Energy's or FPL's business, financial condition, future financial results and/or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NextEra Energy of its common stock during the three months ended September 30, 2011 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/11 - 7/31/11	—	$—	—	20,000,000
8/1/11 - 8/31/11	10,706	$54.74	—	20,000,000
9/1/11 - 9/30/11	561	$56.30	—	20,000,000
Total	11,267	$54.82	—
————————————

(a)
Includes:  (1) in August 2011, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in September 2011, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NextEra Energy's obligation under a February 2006 grant under the former LTIP of deferred retirement share awards to an executive officer.

(b)
In February 2005, NextEra Energy's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 6.  Exhibits

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

NEXTERA ENERGY, INC. (Registrant)

Date:	November 3, 2011	CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)