Form 10-K
period 2011-12-31
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2012-02-28
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates as of June 30, 2011 (based on the closing market price on the Composite Tape on June 30, 2011) was $24,179,141,166.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2011.
The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding as of January 31, 2012: 416,208,761 shares.
As of January 31, 2012, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy, Inc.'s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
________________________
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
capacity clause	capacity cost recovery clause, as established by the FPSC
CFTC	U.S. Commodity Futures Trading Commission
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPL FiberNet	Fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
ISO	independent system operator
ITCs	investment tax credits
kw	kilowatt
kwh	kilowatt-hour(s)
Lone Star	Lone Star Transmission, LLC
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
mw	megawatt(s)
mwh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NERC	North American Electric Reliability Corporation
Note __	Note __ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTCs	production tax credits
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
PV	photovoltaic
RFP	request for proposal
ROE	return on common equity
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
U.S.	United States of America
WCEC	FPL's West County Energy Center in western Palm Beach County, Florida

NEE, FPL, NEECH and NEER each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, FPL Group Capital, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms NEE, FPL, NEECH and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEE's and/or FPL's operations and financial results, and could cause NEE's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEE and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

PART I

Item 1.  Business

OVERVIEW

NextEra Energy, Inc. (hereafter, NEE) is one of the largest electric power companies in North America, with over 41,000 mw of generating capacity in 24 states in the U.S. and 3 provinces in Canada, and employing approximately 14,800 people as of December 31, 2011.  NEE provides retail and wholesale electric services to more than 4 million customers and owns generation, transmission and distribution facilities to support its services.  It also purchases electric power for resale to its customers and provides risk management services related to power and gas consumption for a limited number of customers.  NEE is the largest generator in the U.S. of renewable energy from the wind and sun and owned approximately 18% of the installed base of U.S. wind power production capacity as of December 31, 2011.  NEE also produces electricity from solar facilities, and owns and operates one of the largest fleets of nuclear power stations in the U.S., with eight reactors at five sites located in four states, representing approximately 6% of U.S. nuclear power electric generating capacity as of December 31, 2011.  NEE's business strategy has emphasized the development, acquisition and operation of renewables, nuclear and natural gas-fired generation facilities in response to long-term federal policy trends supportive of zero and low air emissions sources of power.  NEE's generation fleet has significantly lower rates of emissions of CO2, SO2 and NOx than the average rates of the U.S. electric power industry with approximately 93% of its 2011 generation, measured by mwh produced, coming from renewables, nuclear and natural gas-fired facilities.  Certain environmental attributes of NEE's electric generating facilities, such as renewable energy credits, emissions reductions, offsets, allowances and the avoided emission of GHG pollutants, have been or likely will be sold or transferred to third parties, who are solely entitled to the reporting rights and ownership of the environmental attributes.

NEE was incorporated in 1984 under the laws of Florida and conducts its operations principally through two wholly-owned subsidiaries, Florida Power & Light Company (hereafter, FPL) and NextEra Energy Resources, LLC (hereafter, NEER). NextEra Energy Capital Holdings, Inc. (hereafter, NEECH), another wholly-owned subsidiary of NEE, owns and provides funding for NEER's and NEE's other operating subsidiaries, other than FPL and its subsidiaries.  NEE's two principal businesses also constitute NEE's reportable segments for financial reporting purposes, as illustrated below:

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida.  FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on generation.  FPL is vertically integrated, with approximately 24,500 mw of generating capacity as of December 31, 2011.  FPL's investments in its infrastructure since 2001, such as modernizing less efficient generating plants and upgrading its transmission and distribution systems, have allowed FPL to produce more energy with less fuel and fewer air emissions, and deliver service reliability that was among the best of the Florida investor-owned utilities, all while providing residential and commercial bills that were among the lowest in Florida and below the national average based on a rate per kwh as of July 2011.  With 85% of its power generation coming from natural gas, nuclear and solar, FPL is also one of the cleanest electric utilities in the nation.  Based on 2011 information, FPL's emissions rates for CO2, SO2 and NOx were 36%, 84% and 72% lower, respectively, than the average rates of the U.S. electric power industry.

NEER is one of the largest wholesale generators of electric power in the U.S., with approximately 16,600 mw of generating capacity across 22 states and 3 Canadian provinces as of December 31, 2011.  NEER produces the majority of its electricity from clean and renewable sources, including wind, solar and hydro.  NEER also provides full energy and capacity requirements services, owns a retail electricity provider serving customers in 13 states and the District of Columbia and engages in power and gas marketing and trading activities.

NEECH's other business activities are primarily conducted through FPL FiberNet and Lone Star. FPL FiberNet delivers wholesale and enterprise telecommunications services in Florida and certain areas of the South Central U.S.  Lone Star, a rate-regulated transmission service provider in Texas, is constructing transmission lines and other associated facilities in Texas.

NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors, as described in more detail in the following sections.  NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER.  Management seeks to grow each business in a manner consistent with the varying opportunities open to it and does not maintain any specific goal as to the relative size of the two businesses.  However, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise.

NEE'S OPERATING SUBSIDIARIES

I.  FPL

FPL was incorporated under the laws of Florida in 1925, and is a wholly-owned subsidiary of NEE.  FPL is a rate-regulated electric utility and is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S based on generation.  FPL, with 24,460 mw of generating capacity at December 31, 2011, supplies electric service throughout most of the east and lower west coasts of Florida, serving nearly 8.9 million people through approximately 4.6 million customer accounts.  At December 31, 2011, FPL's service territory and plant locations are as follows (see Item 2 - Generating Facilities):

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its retail customers is provided primarily under franchise agreements negotiated with municipalities or counties.  Municipalities and counties may form their own utility companies to provide service to their residents.  In a few cases, the franchise agreement provides the municipality or county the right to buy the distribution assets serving local residents at the end of the agreement.  However, during the term of a franchise agreement, which is typically 30-years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. FPL currently holds 178 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2042.  Four of these franchise agreements expire in 2013 and 174 expire during the period 2014 through 2042. These franchise agreements cover approximately 83% of FPL's retail customer base in Florida. Negotiations are ongoing to renew the franchise agreements that expire in 2013.  FPL considers its franchises to be adequate for the conduct of its business. FPL also provides service to 11 other municipalities and to 22 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility, relying upon Florida law for access to public rights of way.

Because any retail customer may elect to provide his/her own services, FPL effectively must compete for an individual customer's business.  As a practical matter, few customers provide their own service at the present time since FPL's cost of service is generally substantially lower than the cost of self-generation for the vast majority of customers.  Changing technology and economic conditions could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of high reliability, low bills and excellent customer service.

FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 2011, 2010 and 2009, operating revenues from wholesale and industrial customers combined represented approximately 3%, 3% and 4%, respectively, of FPL's total operating revenues.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, including FPL, to issue a request for proposal (RFP) except when the FPSC determines that an exception from the RFP process is in the public interest.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a purchased power agreement with the selected bidder and request that the FPSC approve the terms of the purchased power agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.  New nuclear power plants are exempt from the RFP requirement.  See FPL Sources of Generation - Nuclear Operations below regarding FPL's planned two additional nuclear units at Turkey Point.

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida.  The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

For both retail and wholesale customers, the prices (or rates) that FPL may charge are controlled by regulation, by the FPSC in the case of retail customers, and by the FERC in the case of wholesale customers.  In general, under U.S. and Florida law, regulated rates are intended to cover the cost of providing service, including an appropriate rate of return on capital employed.  However, the regulatory bodies have authority to determine the relevant cost of providing service and the appropriate rate of return on capital employed and there can be no guarantee that FPL will be able to earn any particular rate of return or recover all or any portion of its costs through regulated rates.  See discussion of regulation at FPL Regulation - FPL Rate Regulation below.

As noted above, FPL seeks to maintain attractive rates for its customers.  A common benchmark used in the electric power industry for comparing rates across companies is the cost per 1,000 kwh of consumption per month for a residential customer.  FPL's 2011 average cost per 1,000 kwh of monthly residential usage was the lowest of the 55 electric utilities within Florida as indicated below:

Florida Electric Utility Residential Bill Comparison of
Average Typical Monthly Bills from January – December 2011
Residential 1,000 kWh Bill

FPL
$96.29
$170
$150
$130
$110
$90
$70
$50
Average Typical Monthly Bill
Florida Electric Utilities

TRANSMISSION AND DISTRIBUTION

FPL provides service to its customers through an integrated transmission and distribution system that links all its generation facilities to all its customers.  FPL also maintains interconnection facilities with neighboring utilities and wholesale power providers, enabling it to buy and sell wholesale electricity outside its service territory and to enhance the reliability of its own network and support the reliability of neighboring networks.  FPL's transmission system carries high voltage electricity from its generating facilities to substations where the electricity is stepped down to lower voltage levels and is sent through the distribution system to its customers.

A key element of FPL's strategy is to provide highly reliable service to its customers.  The transmission and distribution system is susceptible to interruptions or outages from a wide variety of sources including weather, animal interference, traffic accidents, equipment failure and many others, and FPL seeks to reduce or eliminate outages where economically practical and to restore service rapidly in the event of an outage.  A common benchmark for transmission and distribution system reliability is the system average interruption duration index (SAIDI), which represents the number of minutes the average customer is without power during a time period. During the five years ended 2010, FPL had the best average SAIDI of the Florida investor-owned utilities.

FPL SYSTEM CAPABILITY AND LOAD

At December 31, 2011, FPL's resources for serving load consisted of 26,538 mw, of which 24,460 mw were from FPL-owned facilities (see Item 2 - Generating Facilities) and 2,078 mw were available through purchased power agreements (see FPL Sources of Generation - Purchased Power below).  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory.  The highest peak load FPL has served to date was 24,346 mw, which occurred on January 11, 2010.  FPL had adequate resources available at the time of this peak to meet customer demand.

FPL's projected reserve margin for the summer of 2012 is approximately 28%.  This reserve margin is expected to be achieved through the combination of available output from FPL's active generating units, purchased power agreements and the capability to reduce peak demand through the implementation of demand side management programs, including load management which was estimated at December 31, 2011 to be capable of reducing demand by 1,817 mw, and energy efficiency and conservation programs.  See FPL Sources of Generation - Fossil Operations and Nuclear Operations below regarding generation projects currently under construction.

FPL SOURCES OF GENERATION

FPL relies upon a diverse mix of fuel sources for its generating facilities, along with purchased power, in order to maintain the flexibility to achieve a more economical fuel mix by responding to market and industry developments.  See descriptions of fossil, nuclear and solar operations below and a listing of FPL's generating facilities in Item 2 - Generating Facilities.

FPL's 2011 fuel mix based on mwh produced, including purchased power, was as follows:

Fossil Operations (Natural Gas, Coal and Oil)

At December 31, 2011, FPL owned and operated 78 units that used fossil fuels such as natural gas and/or oil, and had a joint ownership interest in three coal units, which combined provided 21,455 mw of generating capacity for FPL.  These fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced electricity demand.

FPL's natural gas plants require natural gas transportation, supply and storage.  FPL has firm transportation contracts in place with four different transportation suppliers with expiration dates ranging from 2015 to 2036 that together are expected to satisfy substantially all of the anticipated needs for natural gas transportation at existing units.  To the extent desirable, FPL also purchases interruptible natural gas transportation service from these natural gas suppliers based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's natural gas requirements is purchased in the spot market.  FPL has an agreement for the storage of natural gas that expires in 2013.  See Note 14 - Contracts.  With respect to its oil plants, FPL obtains its fuel requirements in the spot market.

St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, in which FPL has a joint ownership interest, has a coal supply and transportation contract for all of the 2012 fuel needs and a portion of the 2013 and 2014 fuel needs for those units.  All of the transportation requirements and a portion of the coal supply needs for Scherer Unit No. 4, the other coal unit in which FPL has a joint ownership interest, are covered by a series of annual and long-term contracts.  The remaining fuel requirements for these units will be obtained in the spot market.  See Note 14 - Contracts.

Modernization Projects.  FPL is in the process of modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired units and expects the units to be placed in service by June 2013 and by 2014, respectively.  Each modernized plant is expected to provide approximately 1,200 mw of capacity.  In November 2011, FPL filed a need petition with the FPSC to modernize its Port Everglades power plant to a high-efficiency natural gas-fired unit.  The modernized Port Everglades unit is expected to provide approximately 1,280 mw of capacity, be in service in 2016 and cost approximately $1.2 billion.  The modernization of the Port Everglades plant is contingent upon, among other things, FPSC approval. An FPSC decision regarding the modernization of the Port Everglades plant is expected in late March 2012.

Nuclear Operations

At December 31, 2011, FPL owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 2,970 mw.

Facility	mw	Operating License Expiration Dates
St. Lucie Unit No. 1	839	2036
St. Lucie Unit No. 2	745	2043
Turkey Point Unit No. 3	693	2032
Turkey Point Unit No. 4	693	2033

FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2012 through 2022.  See Note 14 - Contracts.  NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.  FPL's current plans, under the applicable operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively. Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 commencing in 2043. See Management's Discussion - Critical Accounting Policies and Estimates - Nuclear Decommissioning and Fossil/Solar Dismantlement.

Projects to Add Additional Capacity.  FPL is in the process of adding approximately 450 mw to 490 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, which is expected to result in significant fuel cost savings compared to other sources of generation over the lives of the units. The additional capacity is projected to be placed in service by 2013; approximately 31 mw were placed in service in May 2011 at St. Lucie Unit No. 2. As part of the conditions of certification by the FDEP for the Turkey Point project, FPL was required to implement a monitoring plan in and around the Turkey Point cooling canals due to concerns over potential saltwater intrusion beyond FPL's property.  Monitoring under the plan includes collection of data prior to and after the additional capacity is placed in service. Data for the first year has been collected and provided to the FDEP. The ultimate results of the monitoring plan are uncertain, and the financial and operational impacts on FPL, if any, cannot be determined at this time.  In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site.  The two units combined are expected to add approximately 2,200 mw of capacity and have projected in-service dates between 2022 and 2023.  Additional approvals from other regulatory agencies will be required later in the development process.

Nuclear Unit Scheduled Refueling Outages.  FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including inspections, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time. The scheduled nuclear refueling outages for 2012 are all expanded scope outages related to the addition of capacity at the existing nuclear units which are expected to require the unit to be removed from service for between 110 and 160 days.  The following table summarizes each unit's current or next scheduled refueling outage:

Facility	Beginning of Current or Next Scheduled Refueling Outage
St. Lucie Unit No. 1	November 2011
St. Lucie Unit No. 2	August 2012
Turkey Point Unit No. 3	February 2012
Turkey Point Unit No. 4	November 2012

Disposition of Spent Nuclear Fuel.  FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to allow FPL to store spent nuclear fuel at these facilities through license expiration.

Under the Nuclear Waste Policy Act of 1982, as amended (Nuclear Waste Policy Act), the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, FPL is a party to contracts with the DOE to provide for disposal of spent nuclear fuel from its nuclear units.

The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 2009, FPL and certain nuclear plant joint owners entered into a settlement agreement (spent fuel settlement agreement) with the U.S. government agreeing to dismiss with prejudice lawsuits filed against the U.S. government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear plants.  The spent fuel settlement agreement permits FPL to make annual filings to recover certain spent fuel storage costs incurred by FPL which are payable by the U.S. government on an annual basis.  In a separate lawsuit filed in 2011, FPL joined the Nuclear Energy Institute and several other nuclear plant owners and operators in petitioning the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) to challenge the DOE's decision to continue to collect the nuclear waste fee, which petition is pending. FPL will continue to pay fees to the U.S. government's nuclear waste fund pending the D.C. Circuit's decision on the fee suspension petition.

In March 2010, the DOE filed a motion with the NRC to withdraw its license application for a nuclear waste repository at Yucca Mountain.  The DOE's withdrawal motion has been challenged and is being litigated before the NRC and the D.C. Circuit.  In light of the Obama Administration's decision not to proceed with the Yucca Mountain repository project, the DOE established a Blue Ribbon Commission on America's Nuclear Future (BRC) to conduct a comprehensive review of policies for managing the back end of the nuclear fuel cycle and to provide recommendations for developing a safe, long-term solution to managing spent nuclear fuel and high-level radioactive waste.  In January 2012, the BRC issued its report and recommendations which include a consent-based approach, working with all affected units of government, to siting future nuclear waste management facilities, creation of a new organization, independent of the DOE, dedicated solely to assuring the safe storage and ultimate disposal of spent nuclear fuel and high-level radioactive waste, providing access to the U.S. government's nuclear waste fund for the purpose of nuclear waste storage and disposal and initiating prompt efforts to develop geologic disposal facilities, consolidated interim storage facilities and transportation to those facilities.  The BRC's recommendations are not expected to result in any immediate change to the nuclear waste management and disposal situation.

Recent Nuclear Developments.  As a result of the impact of the March 2011 earthquake and tsunami on nuclear facilities in Japan, the NRC established a task force to conduct a comprehensive review of processes and regulations relating to nuclear facilities in the U.S. to determine whether the NRC should make additional improvements to its regulatory system and to make recommendations to the NRC for its policy direction.  In July 2011, the NRC task force released its recommendations to the NRC and, since then, the NRC staff presented certain conclusions based on their review of the task force recommendations, which conclusions have been approved by the NRC.  The NRC staff's report concluded that none of the findings addressed by the task force recommendations rise to the level of an imminent hazard to public health and safety.  However, since the recommendations can contribute to safety improvements, the NRC staff proposed the following actions: 1) issue orders within approximately six months to require each nuclear site to purchase portable equipment and revise procedures to address multi-unit events, provide reliable spent fuel pool instrumentation and enhance containment venting capabilities for boiling water reactors (FPL's nuclear units do not use boiling water reactors); 2) request each site to re-evaluate its seismic and flood protection designs in light of current requirements and identify any areas for improvement; and 3) issue new regulations requiring enhancements relating to extended periods of loss of alternating current power, emergency preparedness and spent fuel pool cooling capabilities.  The NRC is reviewing the timeline for implementation of all of the actions, but has indicated that all actions should be completed by the end of 2016. FPL is currently reviewing the NRC's directions relating to the NRC staff's recommendations and assessing the potential financial and operational impacts on its nuclear units.

The lessons learned from the events in Japan and the results of the NRC's review of the NRC staff's recommendations may, among other things, result in changes in or new licensing and safety-related requirements for U.S. nuclear facilities.  Changes in or new requirements could, among other things, impact the capacity additions (uprates) at FPL's existing nuclear units at St. Lucie and

Turkey Point, and future licensing and operations of U.S. nuclear facilities, including FPL's existing nuclear facilities and the NRC approval of two additional nuclear units at FPL's Turkey Point site, and could, among other things, result in increased cost and capital expenditures associated with the operation and maintenance of FPL's nuclear units.  While the NRC continues its review, FPL continues to work with industry organizations to understand the events in Japan and apply lessons learned, which may result in FPL proactively making certain modifications to its nuclear facilities to, among other things, improve operational and safety systems prior to any potential requirements being imposed by the NRC.  Any modifications could, among other things, result in increased cost and capital expenditures associated with the operation and maintenance of FPL's nuclear units.  Third parties have requested that the NRC suspend the approval of nuclear uprates, nuclear license extensions and new licenses, including approval of licenses for two additional nuclear units at FPL's Turkey Point site. Another third party request was filed with the NRC seeking immediate suspension of the NRC operating licenses for all boiling water reactors that use a certain primary containment system pending completion of the NRC review.  The NRC denied the request for immediate action related to the suspension of operating licenses for boiling water reactors, and, since the nuclear events in Japan, has continued to grant approvals for nuclear uprates and license extensions.  However, it is uncertain at this time how and when the NRC will respond to the other items in these requests or other requests it may receive, or take action with regard to the timing for implementation of all of the NRC staff's recommendations.

Solar Operations

Solar generation can be provided primarily through two conventions, utility-owned and customer-owned.  In utility-owned solar generation, the energy generated goes directly to the transmission grid, whereas, customer-owned solar generation goes directly to the location it is serving. There are two principal solar technologies used for utility-scale projects: photovoltaic and thermal. FPL placed its first utility-scale solar generating facility into service in 2009 and placed two additional solar generating facilities in service in 2010.  FPL's three solar generating facilities consist of a 25 mw solar PV facility in DeSoto County, Florida, a 10 mw solar PV facility in Brevard County, Florida and a 75 mw solar thermal facility in Martin County, Florida.

Purchased Power

In addition to owning generation facilities, FPL also purchases electricity from other utilities to meet customer demand through long- and short-term purchased power agreements.  As of December 31, 2011, FPL's long-term purchased power agreements provided for the purchase of approximately 2,190 mw of power with expiration dates ranging from May 2012 through 2034.  See Note 14 - Contracts. FPL also procures short-term capacity for both economic and reliability purposes.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity.  EMT also uses derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See FPL Regulation - FPL Rate Regulation below, Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

FPL REGULATION

FPL's operations are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•	The FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities, among other things.

•	The FERC, which oversees the acquisition and disposition of facilities, transmission services and wholesale purchases and sales of electric energy, among other things.

•
The NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts.

•
The NRC, which has jurisdiction over the operation of FPL's nuclear power plants through the issuance of operating licenses, rules, regulations and orders. See FPL Sources of Generation - Nuclear Operations above.

•
The EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws.  The EPA also works with industries and all levels of government in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

FPL Rate Regulation

The FPSC sets rates at a level that is intended to allow FPL the opportunity to collect from retail customers total revenues (revenue requirements) equal to FPL's cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms, including, among other things, base rates and cost recovery clauses.

Base Rates.  In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  At the time base rates are determined, the allowed rate of return on rate base approximates the FPSC's determination of FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed ROE.  The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that any ROE will be achieved.  Base rates are determined in rate proceedings or through negotiated settlements of those proceedings, which occur at the initiative of FPL, the FPSC, the State of Florida Office of Public Counsel or a substantially affected party.  Base rates remain in effect until new base rates are approved by the FPSC.

Effective March 1, 2010, pursuant to an FPSC final order (FPSC rate order) new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The FPSC rate order also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%.  It also shifted certain costs from retail base rates to the capacity clause. (See Cost Recovery Clauses below for additional information regarding the capacity clause.)  In addition, the FPSC rate order directed FPL to reduce depreciation expense (surplus depreciation credit) over the 2010 to 2013 period related to a depreciation reserve surplus.  In February 2011, the FPSC issued a final order approving a stipulation and settlement agreement between FPL, the State of Florida Office of Public Counsel, the Florida Attorney General's Office and all other principal parties in FPL's 2009 rate case regarding FPL's base rates (2010 rate agreement), which enables FPL to earn a regulatory ROE of up to 11% per year over the term of the 2010 rate agreement.  Key elements of the 2010 rate agreement, which is effective through December 31, 2012, are as follows:

•	Subject to the provisions of the 2010 rate agreement, retail base rates are effectively frozen through the end of 2012.

•
Incremental cost recovery through FPL's capacity clause for the new combined-cycle natural gas unit at WCEC (WCEC Unit No. 3), which was placed in service in May 2011, is permitted up to the amount of the projected annual fuel savings for customers during the term of the 2010 rate agreement.

•
Future storm restoration costs would be recoverable on an accelerated basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kwh of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover the amount above $800 million.

•
If FPL's earned regulatory ROE falls below 9%, FPL may seek retail base rate relief.  If FPL's earned regulatory ROE rises above 11%, any party to the 2010 rate agreement may seek a reduction in FPL's retail base rates.  In determining the regulatory ROE for all purposes under the 2010 rate agreement, earnings will be calculated on an actual, non-weather-adjusted basis.

•
FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a total cap of $776 million (surplus depreciation credit cap) over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.

In January 2012, FPL notified the FPSC of its intent to initiate a base rate proceeding in 2012. See Recent Regulatory Developments below.

Cost Recovery Clauses.  Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Beginning in 2009, pre-construction costs and carrying charges on construction costs for FPL's planned two additional nuclear units at Turkey Point and carrying charges on construction costs for FPL's approximately 450 mw to 490 mw of additional capacity at St. Lucie and Turkey Point are also recoverable through a cost recovery clause.  Also beginning in 2009, costs incurred for FPL's three solar generating facilities are recoverable through a cost recovery clause.  Cost recovery clause costs are recovered through levelized monthly charges per kwh or kw, depending on the customer's rate class.  These cost recovery clause charges are calculated at least annually based on estimated costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the estimated over or under recovery of costs in the current year.  An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates.

Fuel costs are recovered from customers through the fuel clause, the most significant of the cost recovery clauses.  FPL uses a risk management fuel procurement program which has been approved by the FPSC.  The FPSC reviews the program activities and results for prudence annually as part of its review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  See FPL Energy Marketing and Trading above, Management's Discussion - FPL: Results of Operations, Note 1 - Regulation and Note 3.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause.  In accordance with the FPSC's nuclear cost recovery rule, FPL also recovers pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause.  As property related to the new nuclear capacity goes into service, construction costs and a return on investment are recovered through base rate increases effective beginning the following January.  See FPL Sources of Generation - Nuclear Operations above.  In accordance with the 2010 rate agreement, cost recovery for WCEC Unit No. 3, which was placed in service in May 2011, is permitted up to the amount of the projected annual fuel savings for customers during the term of the 2010 rate agreement through FPL's capacity clause and is reported as retail base revenues.

Costs associated with implementing energy conservation programs are recovered from customers through the energy conservation cost recovery clause.  Certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with FPL's three solar facilities are recovered through the environmental compliance cost recovery clause (environmental clause).

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  These costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

FERC

The Federal Power Act gives the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce.  Pursuant to the Federal Power Act, electric utilities must maintain tariffs and rate schedules on file with the FERC which govern the rates, terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services.  The Federal Power Act also gives the FERC authority to certify and oversee a national electric reliability organization with authority to develop mandatory reliability standards applicable to all users, owners and operators of bulk-power systems.  The FERC also approves reliability standards and makes them enforceable.  See NERC below.  Electric utilities also are subject to accounting, record-keeping and reporting requirements administered by the FERC.  The FERC also places certain limitations on transactions between electric utilities and their affiliates.

NERC

The NERC has been certified by the FERC as the national electric reliability organization.  The NERC ensures the reliability and security of the North American bulk power system.  The NERC's regional entities establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems.  FPL is subject to these reliability requirements and can incur significant penalties for failing to comply with them.  Each NERC region reports seasonally and annually on the status of generation and transmission in each region.

FPL Environmental Regulation

FPL is subject to environmental laws and regulations, and is affected by some of the emerging issues, described in the NEE Environmental Matters section below.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

During 2011, FPL spent approximately $117 million on capital additions related to environmental matters, primarily to comply with existing environmental laws and regulations. FPL's capital expenditures related to environmental matters are estimated to total approximately $325 million for 2012 through 2014, including $118 million in 2012.

Recent Regulatory Developments

In January 2012, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding.  The notification stated that, based on preliminary estimates, FPL expects to request a base rate increase of approximately $525 million effective January 2013 and an additional base rate increase of approximately $170 million annually commencing when the modernized Cape Canaveral plant becomes operational, which is expected to occur in June 2013.  FPL expects to propose an allowed regulatory ROE of 11.25% with a 0.25% ROE adder, which is included in the base rate increase FPL expects to request, if FPL maintains the lowest typical residential customer bill among all the electric utilities in Florida. FPL expects to file its formal request to initiate a base rate proceeding before the end of the first quarter of 2012 with a final FPSC decision expected in the fourth quarter of 2012 in time for new rates to be effective January 1, 2013.

FPL EMPLOYEES

FPL had approximately 9,800 employees at December 31, 2011.  Approximately 31% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2014.

II.  NEER

NEER was formed in 1998 to aggregate NEE's competitive energy businesses.  It is a limited liability company organized under the laws of Delaware and is a wholly-owned subsidiary of NEECH.  Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generating facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain.  See Note 15.  NEER is one of the largest wholesale generators of electric power in the U.S., with 16,607 mw of generating capacity across 22 states and 3 Canadian provinces as of December 31, 2011.  NEER produces the majority of its electricity from clean and renewable sources as described more fully below.  NEER is the largest owner of wind and solar energy projects in the U.S. and one of the largest owners and developers of wind projects in Canada.  Since 2002, NEER has more than doubled its generating capacity, primarily through the development of new wind projects and acquisition of nuclear projects.

In addition, NEER provides full energy and capacity requirements services primarily to distribution utilities in certain markets, offers customized power and gas and related risk management services to wholesale customers and engages in power and gas marketing and trading activities.  NEER also owns a retail electricity provider serving customers in 13 states and the District of Columbia and engages in limited development of natural gas reserves, as well as pipeline infrastructure, through non-operating ownership interests, hereafter referred to as the gas infrastructure business.

MARKETS AND COMPETITION

Electricity markets in the U.S. are regional and diverse in character.  All are extensively regulated, and competition in these markets is shaped and constrained by regulation.  The nature of the products offered varies based on the specifics of regulation in each region, and the degree of control participants have over pricing also varies.  Generally, in addition to the natural constraints on pricing freedom presented by competition, NEER may also face specific constraints in the form of price caps, or maximum allowed prices, for certain products.  NEER's ability to sell the output of its generation facilities is also constrained by available transmission capacity, which can vary from time to time and can have a significant impact on pricing.

The degree and nature of competition that NEER faces is different in wholesale markets and in retail markets.  The majority of NEER's revenue, roughly 90%, is derived from wholesale markets.

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants.  NEER competes on the basis of the location of its plants and ownership of multiple plants in various regions, which increases the reliability of its energy supply.  Wholesale power generation is a regional business that is currently highly fragmented relative to other commodity industries and diverse in terms of industry structure.  As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market.  In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

In general, U.S. electricity markets encompass three classes of product: energy, capacity and ancillary services.  Energy services relate to the physical delivery of power; capacity services relate to the availability of mw capacity of a power generation asset; and ancillary services are other services related to power generation assets, for example, load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer.  The exact nature of these classes of product is defined in part by regulation.  Not all regions have a capacity product class, and the specific definitions of ancillary services vary from region to region.

RTOs and ISOs exist in a number of regions within which NEER operates to coordinate generation and transmission across wide geographic areas.  NEER also has operations that fall within the Western Electricity Coordinating Council reliability region that are not under the jurisdiction of an established RTO or ISO.  Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers.  NEER has operations that fall within the following RTOs and ISOs:

•	Alberta Electric System Operator

•	California Independent System Operator

•	ERCOT

•	Independent Electricity System Operator

•	ISO New England

•	Midwest Independent Transmission System Operator (MISO)

•	New York Independent System Operator (NYISO)

•	PJM

•	Southwest Power Pool

NEER competes in different regions to different degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generating facilities, and approximately 55% of NEER's generating capacity is fully committed under long-term contracts. In some regions long-term contracts are not practical and NEER sells the output of its facilities into daily spot markets.  In such cases, NEER will frequently enter into shorter term bilateral contracts, typically but not always of one to three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, may only protect a portion of the revenue that NEER expects to derive from the associated generation facility and may not qualify for hedge accounting under GAAP. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview.

While the majority of NEER's revenue is derived from the output of its generating facilities, NEER is also an active competitor in several regions in the wholesale full requirements business and in providing structured and customized power and gas products and services to a variety of customers.  In the full requirements service, the supplier agrees to meet the customer's needs for a full range of products for every hour of the day for a fixed period of time, thereby assuming the risk of fluctuations in the customer's volume requirements.

The deregulated retail energy business is typically a highly competitive business.  In general, competition in the retail energy business is on the basis of price, service, brand image, product offerings and market perceptions of creditworthiness.  Electricity is sold pursuant to a variety of product types, including fixed, indexed and renewable products, and customers elect terms of service typically ranging from one month to five years.  Retail energy rates are market-based, and not subject to traditional cost-of-service regulation by public service commissions.  Non-affiliated transmission and distribution service companies provide, on a non-discriminatory basis, the wires and metering services necessary to access customers.  Subsidiaries of NEER compete in certain states for retail customers, which can be divided into two principal segments: residential and commercial and industrial (C&I).  Residential customers largely require only energy services, which may be purchased on a month-to-month basis or under a multi-year contract.  Large C&I customers share many of the same characteristics as wholesale utility customers and may require similarly customized and structured products.

In general, competitive retail electric providers are exposed to both volume and price risk: customers' volumes will vary, and competitive retail providers are committed to supplying the customer's full needs at all times and are therefore responsible for purchases in wholesale markets to meet those needs; and wholesale prices will fluctuate in ways that do not necessarily match the retail prices committed to the customer.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for NEER.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient facilities that can sell power in competitive markets.  NEER seeks to reduce its market risk by having a diversified portfolio by fuel type and location, as well as by contracting for the future sale of a significant amount of the electricity output of its facilities.

GENERATION AND OTHER OPERATIONS

The vast majority of NEER's revenue is derived from selling the products (energy, capacity and ancillary services) produced by its own generating facilities.  To a limited extent, NEER also meets its customers' needs through purchases of relevant products in wholesale markets and may combine purchases with sales from its own assets in order to meet particular customers' needs.

At December 31, 2011, the locations of NEER's generation facilities in North America are as follows:

U.S. states and Canadian provinces with projects in operation

NEER generation facilities in operation

At December 31, 2011, NEER managed or participated in the management of essentially all of its projects in which it has an ownership interest.

NEER categorizes its portfolio in a number of different ways for different business purposes.  See a listing of NEER's generating facilities in Item 2 - Generating Facilities. The following combination of the presence/absence of long-term contracts, fuel/technology and region is a common presentation that NEE has used in communicating its business:

Contracted, Merchant and Other Operations

NEER's portfolio of operations based on the presence/absence of long-term contracts and other operations is described below.

Contracted Assets.  Contracted assets are projects with long-term power sales agreements for substantially all of their output and certain wind assets where long-term power contracts are expected to be executed.  At December 31, 2011, NEER had 9,647 mw of contracted assets, substantially all of which have long-term power contracts.  Essentially all of the output of these contracted assets were under power sales agreements, with a weighted-average remaining contract life of approximately 16 years, and have firm fuel and transportation agreements with expiration dates ranging from March 2012 through 2022.  See Note 14 - Contracts.  Approximately 6,860 mw of this capacity is wind generation and 1,621 mw of this capacity is nuclear generation.  The remaining 1,166 mw use a variety of fuels and technologies such as natural gas, oil and solar.

Merchant Assets.  Merchant assets are projects that do not have long-term power sales agreements to sell their output, or, in the case of certain wind assets, are not expected to have long-term power contracts, and therefore require active marketing and hedging. At December 31, 2011, NEER's portfolio of merchant assets consists of 6,960 mw of owned wind, nuclear, natural gas, oil, solar and hydro generation facilities, including 846 mw of peak generating facilities.  Approximately 60% (based on net mw capacity) of the natural gas-fueled merchant assets have natural gas transportation agreements to provide for fluctuating natural gas requirements.  See Note 14 - Contracts. Derivative instruments (primarily swaps, options, futures and forwards) are used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Managing market risk through these instruments introduces other types of risk, primarily counterparty, credit and operational risks.

Other.  NEER's operations also include the gas infrastructure and customer supply and proprietary power and gas trading businesses.  See NEER Customer Supply and Proprietary Power and Gas Trading below.

NEER Fuel/Technology Mix

NEER's generating capacity is produced using a variety of fuel sources as further described below.

Wind Facilities

At December 31, 2011, NEER had ownership interests in wind generating facilities with a total capacity of 8,569 mw (net ownership).  NEER operates substantially all of these wind facilities, which are located in 17 states and Canada.  NEER added 379 mw of new wind generation in 2011, including 128 mw related to the repowering of two California wind facilities, and expects to add approximately 1,150 mw to 1,500 mw of new wind generation in 2012.

Natural Gas Facilities

At December 31, 2011, NEER had 3,991 mw of natural gas assets.  NEER owns and operates 1,004 mw of natural gas-fired generation from contracted assets located throughout the Northeast.  During 2011, subsidiaries of NEER sold their ownership interests in a portfolio of natural gas-fired generating assets totaling approximately 2,700 mw of capacity located in California, Virginia, Alabama, South Carolina and Rhode Island.  See Management's Discussion - Overview and Note 4 - Nonrecurring Fair Value Measurements.

Nuclear Facilities

At December 31, 2011, NEER owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 2,721 mw.

Facility	Location	mw	Portfolio Category	Operating License Expiration Dates
Seabrook	New Hampshire	1,100	Merchant	2030	(a)
Duane Arnold	Iowa	431	Contracted(b)	2034
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	2033
__________________

(a)	In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years.

(b)	NEER sells substantially all of its share of the output of Duane Arnold under a long-term contract expiring in 2014.

(c)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through the current operating license terms.

NEER's nuclear facilities have several contracts for the supply of uranium and conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2012 through 2022.  See Note 14 - Contracts.  NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly owned units.  NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.  See estimated decommissioning cost data in Management's Discussion - Critical Accounting Policies and Estimates - Nuclear Decommissioning and Fossil/Solar Dismantlement.

Nuclear Unit Scheduled Refueling Outages.  NEER's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including inspections, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.  The duration is longer for expanded scope outages, one of which is scheduled at Duane Arnold in 2012 and is expected to last approximately 60 days.  The following table summarizes the next scheduled refueling outages:

Facility	Next Scheduled Refueling Outage
Seabrook	October 2012
Duane Arnold	October 2012
Point Beach Unit No. 1	April 2013
Point Beach Unit No. 2	November 2012

Disposition of Spent Nuclear Fuel.  NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to allow NEER to store spent nuclear fuel at these facilities through license expiration.

As owners and operators of nuclear facilities, certain subsidiaries of NEER are subject to the Nuclear Waste Policy Act and are parties to the spent fuel settlement agreement and legal actions described in I. FPL - Nuclear Operations.  Similar to FPL, these subsidiaries will continue to pay fees to the U.S. government's nuclear waste fund pending the D.C. Circuit's decision on the fee suspension petition.

Recent Nuclear Developments. For discussion of current developments regarding the impact of the 2011 earthquake and tsunami in Japan as it relates to U.S. nuclear facilities, see I. FPL - Nuclear Operations. NEER's nuclear facilities are subject to the same potential NRC actions as described for FPL. Duane Arnold is NEER's only boiling water reactor unit. NEER is currently reviewing the NRC's directions relating to the NRC staff's recommendations and assessing the potential financial and operational impact on its nuclear units.

Solar Facilities

NEER is one of the largest owners of utility-scale solar energy projects in the U.S., principally through a 310 mw facility in California's Mojave Desert, of which 148 mw is owned by NEER as of December 31, 2011.  NEER is in the process of constructing solar thermal facilities with generating capacity of 99.8 mw in Spain (Spain solar project) and 250 mw in California (Genesis solar project), which are expected to be completed in 2013 and 2014, respectively.  In addition, a 550 mw solar PV project in California (Desert Sunlight solar project), in which NEER has a 50% equity investment, has commenced construction and commercial operation is expected to be phased in during 2013 through 2015.  During 2011, NEER added approximately 5 mw of new solar generation.

Other Assets

At December 31, 2011, NEER had 1,168 mw of generation assets from a variety of other fuel technologies, including oil and hydropower, with facilities located throughout the Northeast.

NEER Generation by Geographic Region

NEER's generating capacity spans various geographic regions in North America, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis. NEER's generating facilities at December 31, 2011 are categorized by geographic region (See Item 2 - Generating Facilities) in terms of mw of capacity as follows:

NEER's power generation in terms of mwh produced for the year ended December 31, 2011 by fuel type is as follows:

NEER CUSTOMER SUPPLY AND PROPRIETARY POWER AND GAS TRADING

PMI, a subsidiary of NEER, buys and sells wholesale energy commodities, such as electricity, natural gas and oil.  PMI sells the output from NEER's plants that has not been sold under long-term contracts and procures the non-nuclear fuel for use by NEER's generation fleet. Its primary role is to manage the commodity risk of NEER's portfolio.  PMI uses derivative instruments such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NEER's power generation assets.

PMI also provides a wide range of electricity and gas commodity products as well as marketing and trading services to electric and gas utilities, municipalities, cooperatives and other load-serving entities, as well as to owners of electric generation facilities.  PMI's customer supply business includes providing full energy and capacity requirements and mid-marketing services that include sales and purchases of wholesale commodities-related products and the operations of a retail electricity provider, which during 2011, served approximately 2,200 mw of peak load to approximately 201,800 customers across the ERCOT, New England Power Pool (NEPOOL), PJM, NYISO and MISO markets.

The results of PMI's activities are included in NEER's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

NEER REGULATION

Each of the energy markets in which NEER operates is subject to domestic and foreign regulation, including local, state and federal regulation, and other specific rules.

At December 31, 2011, NEER had ownership interests in operating independent power projects located in the U.S. that have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005, which represent approximately 95% of NEER's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  NEER's exempt wholesale generators produce electricity from wind, hydro, fossil fuels and nuclear facilities.  Essentially all of the remaining 5% of NEER's net generating capacity has qualifying facility status under PURPA.  NEER's qualifying facilities generate electricity primarily from wind, solar and fossil fuels.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, NEER facilities located in the U.S. are subject to FERC regulations and market rules, the NERC's mandatory reliability standards and the EPA's environmental laws, and its nuclear facilities are also subject to the jurisdiction of the NRC.  See FPL - FPL Regulation for additional discussion of FERC, NERC, NRC, and EPA regulations. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business, including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, regulation of hydro projects and oversight of environmental matters related to natural gas and hydro projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.

NEER is subject to environmental laws and regulations, and is affected by some of the emerging issues related to renewable energy resources as described in the NEE Environmental Matters section below.  In order to better anticipate these potential regulatory changes, NEER continues to actively evaluate and participate in regional market redesigns of existing operating rules for the integration of renewable energy resources and for the purchase and sale of energy commodities.

NEER EMPLOYEES

NEER and its subsidiaries had approximately 4,700 employees at December 31, 2011.  Subsidiaries of NEER have collective bargaining agreements with various unions which are summarized in the table below.

Union	Location	Contract Expiration Date	% of NEER's Employees Covered
IBEW	Wisconsin	June 2012 - September 2013(a)	10%
Utility Workers Union of America	New Hampshire	December 2013	5
IBEW	Iowa	May 2012	3
Security Police and Fire Professionals of America	Iowa	July 2012	2
IBEW	Maine	February 2013	2
IBEW	California	March 2012	-	(b)
Total			22%
______________________

(a)	Various employees at Point Beach are represented by the IBEW under four separate contracts with different expiration dates.

(b)	Less than 1% of NEER's employees.

In addition, the employees of an operating project in Illinois, constituting less than 1% of NEER's employees, are represented by the International Union of Operating Engineers, which is currently negotiating its first collective bargaining agreement.

III. OTHER NEE OPERATING SUBSIDIARIES

NEE's Corporate and Other segment represents other business activities, primarily FPL FiberNet and Lone Star, that are not separately reportable.  See Note 15.

FPL FIBERNET

FPL FiberNet conducts its business through two separate wholly-owned subsidiaries of NEECH. One subsidiary was formed in 2000 to enhance the value of NEE's fiber-optic network assets that were originally built to support FPL operations and the other was formed in 2011 to hold fiber-optic network assets which were acquired.  Both subsidiaries are limited liability companies organized under the laws of Delaware.  FPL FiberNet leases fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless, internet and other telecommunications companies.  FPL FiberNet's networks cover most of the metropolitan areas in Florida and several in Texas.  FPL FiberNet also has a long-haul network providing bandwidth at wholesale rates.  The long-haul network connects major cities in Florida and Texas with additional connectivity to Atlanta, Georgia and the South Central U.S., including Arkansas, Louisiana and Oklahoma.  At December 31, 2011, FPL FiberNet's network consisted of approximately 7,800 route miles. FPL FiberNet is subject to regulation by the Federal Communications Commission which has jurisdiction over wire and wireless communication networks and by the public utility commissions in the states in which it provides intrastate telecommunication services.

LONE STAR

Lone Star, an indirect wholly-owned subsidiary of NEECH, is constructing approximately 320 miles of 345 kv transmission lines and other associated facilities in Texas. Lone Star, a limited liability company organized under the laws of Delaware, is a rate-regulated transmission service provider in Texas. Two substations and associated facilities with a total capital investment of approximately $60 million are expected to be placed in service in 2012, with the remaining associated facilities and transmission lines expected to be placed in service in the first quarter of 2013, for a total capital investment of approximately $785 million.  Lone Star's transmission lines are part of a transmission grid improvement program that will add approximately 2,300 miles of 345 kv lines to deliver power from the Competitive Renewable Energy Zones in west Texas and the Texas panhandle to the Dallas/Fort Worth area and other population centers in Texas.  Lone Star will own the transmission lines and associated facilities and operate them after they are placed in service.

Lone Star is subject to regulation by a number of federal, state and other agencies, including, but not limited to, the PUCT, the ERCOT, the NERC and the EPA, as well as certain limited regulations of the FERC. See I. FPL - FPL Regulation for further discussion of FERC, NERC, and EPA regulations and NEE Environmental Matters.  The PUCT has jurisdiction over a wide range of Lone Star's business activities, including, among others, rates charged to customers and certain aspects of siting, construction and operation of transmission systems.  The PUCT sets rates at a level that allows Lone Star the opportunity to collect from customers total revenues (revenue requirements) equal to Lone Star's cost of providing service, including a reasonable rate of return on invested capital.

In January 2012, Lone Star filed a petition with the PUCT requesting, among other things, interim rates that would take effect when Lone Star's first substation is placed in service and final rates when the transmission lines are energized.  The petition also proposes to limit cost recovery to Lone Star's actual capital costs by making a true-up filing within 120 days of energizing the transmission lines.  If approved, based on the expected in-service dates, the requested rates would result in annual revenues of approximately $14 million in 2012 and $110 million in 2013. Lone Star's requested rates are based on a proposed regulatory ROE of 11% with a regulatory equity ratio of 52%. Hearings on this rate proceeding are expected during the second quarter of 2012 and a final decision is expected during the third quarter of 2012. The interim rates would be subject to refund pending the final decision on the rate proceeding. The PUCT has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.

NEE ENVIRONMENTAL MATTERS

NEE and FPL are subject to domestic and foreign environmental laws and regulations, including extensive federal, state, and local environmental statutes, rules, and regulations.  The U.S. Congress and certain states and regions continue to consider several legislative and regulatory proposals with respect to GHG emissions.  The economic and operational impact of climate change legislation on NEE and FPL depends on a variety of factors, including, but not limited to, the allowed emissions, whether emission allowances will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace and the availability of offsets and mitigating factors to moderate the costs of compliance.  Based on the most recent reference data available from government sources, NEE is among the lowest emitters, among electric generators, of GHG in the U.S. measured by its rate of emissions expressed as pounds of CO2 per mwh of generation.  However, the legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and NEER's generating units and/or the financial impact (either positive or negative) to NEE and FPL could be material, depending on the eventual structure of any legislation enacted or specific implementation rules adopted.

I. Environmental Regulations

The following is a discussion of certain existing and emerging federal and state initiatives and rules, some of which could potentially have a material effect (either positive or negative) on NEE and its subsidiaries.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

•
Mercury and Air Toxics Standards (MATS).  In December 2011, the EPA issued a final MATS rule as required under the Clean Air Act which requires coal-fired and oil-fired generating units to reduce emissions of hazardous air pollutants.  The MATS rule includes a limited use provision which excludes low-capacity generating units from the requirements to add pollution control equipment, under which three oil-fired units at FPL and four oil-fired units at NEER are expected to qualify. Based on the provisions of the rule, four oil-fired units and two coal-fired units at FPL are in the process of adding or could be required to add additional pollution control equipment to meet Maximum Achievable Control Technology standards.  A third coal-fired unit at FPL is in the process of adding additional pollution control equipment to meet certain state compliance requirements which would also satisfy the Maximum Achievable Control Technology standards under the MATS rule. Units affected by the rule will be required to comply by April 2015, with a possible one year extension for compliance if required to install pollution control equipment.

•
Clean Air Interstate Rule (CAIR)/Cross-State Air Pollution Rule (CSAPR).  The EPA's CAIR requires SO2 and NOx emissions reductions from electric generating units in specified Eastern states and the District of Columbia, where the emissions from electric generating units are deemed to be transported to downwind states.  NEER and FPL began complying with the CAIR on January 1, 2009.  In July 2011, the EPA issued the CSAPR, a final rule which was to replace the CAIR beginning in January 2012.  The CSAPR would limit emissions of SO2 and NOx from power plants in 28 eastern states and provides an allocation methodology for emission allowances and reduction limits for SO2 and NOx beginning in January 2012 and seasonal ozone requirements beginning in May 2012, with a second phase of reductions beginning in January 2014.  FPL would only be affected by the seasonal ozone requirements of the rule while NEER would be affected by the annual SO2 and NOx emissions requirements as well as the seasonal ozone requirements in several states.  Several groups have petitioned the EPA to reconsider the CSAPR and in December 2011, the D.C. Circuit issued an order staying implementation of the CSAPR pending resolution of legal challenges to the rule and ordered that the CAIR remain in place while the CSAPR is stayed.  The case is scheduled for oral argument in April 2012.  The ultimate resolution of the issues surrounding the CSAPR is uncertain at this time.

•
Clean Water Act Section 316(b).  In March 2011, the EPA issued a proposed rule under Section 316(b) of the Clean Water Act to address the location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems, with a final rule not expected until the summer of 2012.  The proposed rule is intended to require the Best Technology Available to reduce the impact on aquatic organisms from once-through cooling water intake systems.  Under the proposed rule, potentially thirteen of FPL's facilities and five of NEER's facilities may be required to add additional controls or make operational changes to comply, the economic and operational impact of which cannot be determined at this time, but could be material.  Prior to the passage of a new rule, states are continuing to utilize “Best Professional Judgment” in the application of Section 316(b) compliance requirements.

•
Avian/Bat Regulations and Wind Turbine Siting Guidelines. NEER and FPL are subject to numerous environmental regulations and guidelines related to threatened and endangered species and their habitats, as well as avian and bat species, for the siting, construction and ongoing operations of their facilities.  The facilities most significantly affected are wind facilities and transmission and distribution lines.  The environmental laws include, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act which provide for protection of migratory birds, eagles and endangered species of birds and bats and their habitats.  Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines, which are expected to be finalized by the U.S. Fish and Wildlife Service by the end of the first quarter of 2012, will set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and their habitats.  These guidelines will include provisions for specific monitoring and study conditions which will need to be met in order for projects to be in adherence with these voluntary guidelines.  Complying with these new environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs at existing and new wind generating facilities and transmission and distribution facilities at NEER and FPL.

•
Regulation of GHG Emissions.  Pursuant to rules issued by the EPA under the Clean Air Act, new facilities emitting 100,000 tons per year (tpy) or more of GHG and modifications to existing facilities resulting in an increase of GHG emissions of 75,000 tpy or more have to perform a Best Available Control Technology review and, based on that review, may have to reduce emissions by adding additional emissions control equipment or implementing energy efficiency projects.  Several petitioners have challenged the EPA's GHG regulations and the case is pending review by the D.C. Circuit, the timing and ultimate outcome of which is uncertain at this time.  At FPL, the modernization of the Port Everglades facility, if approved by the FPSC, would be affected by this rule, the impact of which cannot be determined at this time.

II. Other GHG Emissions Reduction Initiatives

NEER's plants operate in certain states and regions that continue to consider and implement regulatory proposals to reduce GHG emissions.  RPS, currently in place in approximately 30 states and the District of Columbia, require electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NEER's plants operate in 18 states that have a RPS and NEER believes that these standards will create incremental demand for renewable energy in the future.

Other GHG reduction initiatives including, among others, the Regional Greenhouse Gas Initiative and the California Greenhouse Gas Regulation aim to reduce emissions through a variety of programs and under varying timelines.  Based on its clean generating portfolio, NEER expects to continue experiencing a positive impact on earnings as a result of these GHG reduction initiatives.  Additionally, these initiatives provide NEER opportunities with regards to wind and solar development as well as favorable energy pricing.

WEBSITE ACCESS TO SEC FILINGS

NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.  The information and materials available on NEE's website (or any of its subsidiaries' websites) are not incorporated by reference into this combined annual report on Form 10-K.  The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Christopher A. Bennett	53	Executive Vice President & Chief Strategy, Policy & Business Process Improvement Officer of NEE	February 15, 2008(b)
Paul I. Cutler	52	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE and FPL	February 19, 2003 February 18, 2003 December 10, 1997
Moray P. Dewhurst	56	Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	October 5, 2011
Shaun J. Francis	40	Executive Vice President, Human Resources of NEE Executive Vice President, Human Resources of FPL	August 16, 2010 January 31, 2011
Chris N. Froggatt	54	Vice President of NEE Controller and Chief Accounting Officer of NEE	October 19, 2009 February 27, 2010
Lewis Hay, III	56	Chief Executive Officer of NEE Chairman of NEE and FPL	June 11, 2001 January 1, 2002
Joseph T. Kelliher	51	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
Robert L. McGrath	58	Executive Vice President, Engineering, Construction & Corporate Services of NEE and FPL	February 21, 2005(b)
Manoochehr K. Nazar	57	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Executive Vice President, Nuclear Division and Chief Nuclear Officer of FPL	January 1, 2010 January 15, 2010
Armando J. Olivera	62	Chief Executive Officer of FPL	July 17, 2008
Armando Pimentel, Jr.	49	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	49	President and Chief Operating Officer of NEE	December 15, 2006
Antonio Rodriguez	69	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2007(b) July 1, 1999(b)
Charles E. Sieving	39	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
______________________

(a)
Information is as of February 27, 2012.  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  Mr. Bennett was vice president, business strategy & policy of NEE from July 2007 to February 2008.  From September 1995 to June 2007, Mr. Bennett was vice president of Dean & Company, a management consulting and investment firm. Mr. Dewhurst has been vice chairman of NEE since August 2009 and was chief of staff of NEE from August 2009 to October 2011.  From July 2001 to May 2008, Mr. Dewhurst was vice president, finance and chief financial officer of NEE and senior vice president, finance and chief financial officer of FPL.  Mr. Francis was general manager of human resources for a division of General Electric Company, GE Transportation, a supplier to the railroad, marine, drilling, mining and wind power industries from February 2008 to August 2010.  From February 2006 to February 2008, Mr. Francis served as general manager of human resources for a division of General Electric Company, GE Equipment Services, a leader in the transportation industry including rail cars, sea containers, tractor trailers, and truck leasing.  Mr. Froggatt was the vice president and treasurer of Pinnacle West Capital Corporation, a public utility holding company, and its major subsidiary, Arizona Public Service Company (APS), a regulated electric utility, from December 2008 to October 2009.  From October 2002 to December 2008, Mr. Froggatt was vice president, controller and chief accounting officer of APS.  Mr. Hay was also chief executive officer of FPL from January 2002 to July 2008. Mr. Kelliher was chairman of the FERC from July 2005 to January 2009.  Mr. Nazar was the chief nuclear officer of NEE from January 2009 to December 2009.  Mr. Nazar was senior vice president and chief nuclear officer of FPL from November 2007 to January 2009.  From October 2003 to November 2007, Mr. Nazar was senior vice president & chief nuclear officer of American Electric Power Company, Inc., a public utility holding company.  Mr. Olivera was also president of FPL from June 2003 to December 2011. Mr. Olivera has announced that he will retire from FPL on May 2, 2012. Mr. Pimentel was chief financial officer of NEE and FPL from May 2008 to October 2011 and executive vice president, finance of NEE and FPL from February 2008 to October 2011. Prior to that, Mr. Pimentel was a partner of Deloitte & Touche LLP, an independent registered public accounting firm, from June 1998 to February 2008. Mr. Sieving was also assistant secretary of NEE from May 2010 to May 2011 and general counsel of FPL from January 2009 to May 2010.  Mr. Sieving was executive vice president, general counsel and secretary of PAETEC Holding Corp., a communications services and solutions provider, from February 2007 to November 2008 and was primarily responsible for all legal and regulatory matters.

(b)
NEE title changed from vice president to executive vice president effective May 23, 2008.  Where applicable, FPL title changed from senior vice president to executive vice president effective July 17, 2008.

Item 1A.  Risk Factors

Risks Relating to NEE's and FPL's Business

The business, financial condition, results of operations and prospects of NEE and FPL are subject to a variety of risks, many of which are beyond the control of NEE and FPL.  The following is a description of important risks that may adversely affect the business, financial condition, results of operations and prospects of NEE and FPL and may cause actual results of NEE and FPL to differ substantially from those that NEE or FPL currently expects or seeks.  In that event, the market price for the securities of NEE or FPL could decline.  Accordingly, the risks described below should be carefully considered together with the other information set forth in this report and in future reports that NEE and FPL file with the SEC.  The risks described below are not the only risks facing NEE and FPL.  Additional risks and uncertainties may also materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.  Each of NEE and FPL has disclosed the material risks known to it to affect its business at this time.  However, there may be further risks and uncertainties that are not presently known or that are not currently believed to be material that may in the future adversely affect the performance or financial condition of NEE and FPL.

Regulatory, Legislative and Legal Risks

NEE's and FPL's business, financial condition, results of operations and prospects may be adversely affected by the extensive regulation of their business.

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation.  This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industries, rates and cost structures, operation of nuclear power facilities, construction and operation of generation, transmission and distribution facilities and natural gas and oil production, transmission and fuel storage facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and commodities trading and derivatives transactions.  In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or an appropriate return on capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

FPL is a regulated entity subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers, issuance of securities, and aspects of the siting and operation of its generating plants and transmission and distribution systems for the sale of electric energy.  The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on its investments.  The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere, limits FPL's ability to increase earnings and does not provide any assurance as to achievement of authorized or other earnings levels.  NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or an appropriate return on capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.  Lone Star, an indirect wholly-owned subsidiary of NEE that is a regulated electric transmission utility subject to the jurisdiction of the PUCT, is subject to similar risks.

Regulatory decisions that are important to NEE and FPL may be materially adversely affected by political, regulatory and economic factors.

The local and national political, regulatory and economic environment has had, and may in the future have, an adverse effect on FPSC decisions with negative consequences for FPL.  These decisions may require, for example, FPL to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or to pay for investments or otherwise incur costs that it may not be able to recover through rates, each of which could have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.  Lone Star is subject to similar risks.

FPL's use of derivative instruments could be subject to prudence challenges and, if found imprudent, could result in disallowances of cost recovery for such use by the FPSC.

In the event that the FPSC engages in a prudence review of FPL's use of derivative instruments and finds such use to be imprudent, the FPSC could deny cost recovery for such use by FPL.  Such an outcome could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

Any reduction or elimination of existing government support policies, including, but not limited to, tax incentives, RPS or feed-in tariffs, and ultimately any failure to renew or increase these existing support policies, could result in less demand for generation from NEER's renewable energy projects and could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities.  The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support the sale of energy from renewable energy facilities owned by NEER, such as wind and solar energy facilities.  The applicable legislation often grants the relevant state public utility commission the ability to reduce electric supply companies' obligations to meet renewable energy requirements in specified circumstances.  Any changes to, or the elimination of, governmental incentives that support renewable energy could result in less demand for generation from NEE's wind and solar energy projects and could have a material adverse effect on NEER's business, financial condition, results of operations and prospects.

NEER also depends heavily on investment cost recovery mechanisms currently available through the American Recovery and Reinvestment Act of 2009 (Recovery Act).  The Recovery Act includes, among other things, provisions that allow companies building wind and solar energy facilities the option to choose between investment cost recovery mechanisms that make the development of such facilities economically attractive.  Any changes to the Recovery Act that eliminate or reduce support for renewable generation projects could impede NEER's ability to economically develop wind and solar energy projects in the future and could have a material adverse effect on NEER's ability to develop renewable energy projects in the future.

If investments in renewable energy and associated projects are perceived less positively by legislators, regulators or the public, this could result in the non-renewal or elimination of beneficial tax policies, among other policies, that benefit NEER.  Any such legislative changes could impede NEER's ability to economically develop wind and solar energy projects in the future and could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations or interpretations or other regulatory initiatives.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and environmental regulation, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting.  Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's results of operations.  NEE and FPL are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited competition in the Florida market for retail electricity customers.  Any changes in Florida law or regulation which introduce competition in the Florida retail electricity market could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.  There can be no assurance that FPL will be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

NEER is subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis by providing greater certainty, flexibility and more choices to wholesale power customers.  NEE cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond NEE's control.  There can be no assurance that NEER will be able to respond adequately or sufficiently quickly to such rules and developments, or to any other changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred.  Any of these events could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if the rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) broaden the scope of its provisions regarding the regulation of OTC financial derivatives and make them applicable to NEE and FPL.

The Dodd-Frank Act, enacted into law in July 2010, among other things, provides for the regulation of the OTC derivatives market.  The Dodd-Frank Act includes provisions that will require certain OTC derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform.  While the legislation is broad and detailed, substantial portions of the legislation require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the CFTC.

NEE and FPL cannot predict the final rules that will be adopted to implement the OTC derivatives market provisions of the Dodd-

Frank Act.  Those rules could negatively affect NEE's and FPL's ability to hedge their commodity and interest rate risks, which could have a material adverse effect on NEE's and FPL's results of operations.  NEE or FPL may have portions of their business that may be required to register as swap dealers or major swap participants and submit to extensive regulation if they wish to continue certain aspects of their derivative activities.  The rules could also cause NEER to restructure part of its energy marketing and trading operations or to discontinue certain portions of its business.  In addition, if the rules require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially adversely affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NEE and FPL to penalties for non-compliance.  The Dodd-Frank Act or other initiatives also could impede the efficient operation of the commodities trading and derivatives markets, which could also materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to numerous environmental laws and regulations that require capital expenditures, increase their cost of operations and may expose them to liabilities.

NEE and FPL are subject to domestic and foreign environmental laws and regulations, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, climate change, emissions of greenhouse gases, including, but not limited to, CO2, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation, the current trend toward more stringent standards, and stricter and more expansive application of existing environmental regulations.  For example, among other potential or pending changes, the use of hydraulic fracturing or similar technologies to drill for natural gas and related compounds used by NEE's gas infrastructure business is currently being debated for potential regulation at the state and federal levels.

Violations of current or future laws, rules and regulations could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions.

NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, CO2 and methane, from electric generating units using fossil fuels like coal and natural gas.  The potential effects of such greenhouse gas emission limits on NEE's and FPL's electric generating units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

While NEE's and FPL's electric generating units emit greenhouse gases at a lower rate of emissions than most of the U.S. electric generation sector, the results of operations of NEE and FPL could be adversely affected to the extent that new federal or state legislation or regulators impose any new greenhouse gas emission limits.  Any future limits on greenhouse gas emissions could:

•	create substantial additional costs in the form of taxes or emission allowances;

•	make some of NEE's and FPL's electric generating units uneconomical to operate in the long term;

•	require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities; or

•	affect the availability or cost of fossil fuels.

There can be no assurance that NEE or FPL would be able to completely recover any such costs or investments, which could have a material adverse effect on their business, financial condition, results of operations and prospects.

Extensive federal regulation of the operations of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.

NEE and FPL are subject to extensive federal regulation, which imposes significant and increasing compliance costs on their operations.  Additionally, any actual or alleged compliance failures could result in significant costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties.  As an example, under the Energy Policy Act of 2005, NEE and FPL, as owners and operators of bulk power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards.  Compliance with these mandatory reliability standards may subject NEE and FPL to higher operating costs and may result in increased capital expenditures.  If FPL or NEE is found not to be in compliance with these standards, it may incur substantial monetary penalties and other sanctions.  Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards.  Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, the financial condition and results of operations of NEE and FPL, and the resolution of audit issues raised by taxing authorities.  Ultimate resolution of income tax matters may result in material adjustments to tax-related assets and liabilities, which could negatively affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected due to adverse results of litigation.

NEE's and FPL's business, financial condition, results of operations and prospects may be materially affected by adverse results of litigation. Unfavorable resolution of legal proceedings in which NEE is involved or other future legal proceedings, including, but not limited to, class action lawsuits, may have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

Operational Risks

NEE's and FPL's business, financial condition, results of operations and prospects could suffer if NEE and FPL do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, electric generation, transmission and distribution facilities, gas infrastructure facilities or other facilities on schedule or within budget.

NEE's and FPL's ability to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, and other third parties, negative publicity, transmission interconnection issues and other factors.  If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or recoverable through regulatory mechanisms that may otherwise be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives and could be required to write-off all or a portion of their investments in the project.  Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL may face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

NEE and FPL own, develop, construct, manage and operate electric-generating and transmission facilities.  A key component of NEE's and FPL's growth is their ability to construct and operate generation and transmission facilities to meet customer needs.  As part of these operations, NEE and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions.  Should NEE or FPL be unsuccessful in obtaining necessary licenses or permits on acceptable terms, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on NEE or FPL, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected.  Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.

The operation and maintenance of NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks.  Operational risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures, liability to third parties for property and personal injury damage, a failure to perform under applicable power sales agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements, and replacement equipment costs or an obligation to purchase or generate replacement power at potentially higher prices.

Uncertainties and risks inherent in operating and maintaining NEE's and FPL's facilities include, but are not limited to:

•	risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;

•	failures in the availability, acquisition or transportation of fuel or other necessary supplies;

•	the impact of unusual or adverse weather conditions, including, but not limited to, natural disasters such as hurricanes, floods, earthquakes and droughts;

•	performance below expected or contracted levels of output or efficiency;

•	breakdown or failure, including, but not limited to, explosions, fires or other major events, of equipment, transmission and distribution lines or pipelines;

•	availability of replacement equipment;

•	risks of property damage or human injury from energized equipment, hazardous substances or explosions, fires or other events;

•	availability of adequate water resources and ability to satisfy water intake and discharge requirements;

•	inability to manage properly or mitigate known equipment defects in NEE's and FPL's facilities;

•	use of new or unproven technology;

•	risks associated with dependence on a specific fuel source, such as commodity price risk and lack of available alternative fuel sources;

•	increased competition due to, among other factors, new facilities, excess supply and shifting demand; and

•	insufficient insurance, warranties or performance guarantees to cover any or all lost revenues or increased expenses from the foregoing.

NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth or slower growth in the number of customers or in customer usage.

Growth in customer accounts and growth of customer usage each directly influence the demand for electricity and the need for additional power generation and power delivery facilities.  Customer growth and customer usage are affected by a number of factors outside the control of NEE and FPL, such as mandated energy efficiency measures, demand side management goals, and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.  A lack of growth, or a decline, in the number of customers or in customer demand for electricity may cause NEE and FPL to fail to fully realize the anticipated benefits from significant investments and expenditures and could have a material adverse effect on NEE's and FPL's own growth, business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities.  In addition, severe weather, such as hurricanes, floods and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect fuel supply, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, obtain replacement power and access available financing sources.  Furthermore, NEE's and FPL's physical plant could be placed at greater risk of damage should changes in global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level.  FPL operates in the east and lower west coasts of Florida, an area that historically has been prone to severe weather events, such as hurricanes.  A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above.  Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

At FPL and other businesses of NEE where cost recovery is available, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Changes in weather can also affect the production of electricity at power generating facilities, including, but not limited to, NEER's wind, solar and hydro-powered facilities.  For example, the level of wind resource affects the revenue produced by wind generating facilities.  Because the levels of wind, solar and hydro resources are variable and difficult to predict, NEER's results of operations for individual wind, solar and hydro facilities specifically, and NEE's results of operations generally, may vary significantly from period to period, depending on the level of available resources.  To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups.  NEE's and FPL's generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or be indirectly affected by, such activities.

Terrorist acts or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's business, for example, by limiting their ability to generate, purchase or transmit power, by limiting their ability to bill customers and collect and process payments, and by delaying their development and construction of new generating facilities or capital improvements to existing facilities.  These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), and reputational damage, could adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity).

The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.  NEE's and FPL's insurance coverage does not provide protection against all significant losses.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to NEE and FPL.  The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.  If insurance coverage is not available or obtainable on acceptable terms, NEE or FPL may be required to pay costs associated with adverse future events.  NEE and FPL generally are not fully insured against all significant losses.  For example, FPL is not fully insured against hurricane-related losses, but would instead seek recovery of such uninsured losses from customers subject to approval by the FPSC, to the extent losses exceed restricted funds set aside to cover the cost of storm damage.  A loss for which NEE or FPL is not fully insured could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

If supply costs necessary to provide NEER's full energy and capacity requirement services are not favorable, operating costs could increase and adversely affect NEE's business, financial condition, results of operations and prospects.

NEER provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services to satisfy all or a portion of such utilities' power supply obligations to their customers.  The supply costs for these transactions may be affected by a number of factors, including, but not limited to, events that may occur after such utilities have committed to supply power, such as weather conditions, fluctuating prices for energy and ancillary services, and the ability of the distribution utilities' customers to elect to receive service from competing suppliers.  NEER may not be able to recover all of its increased supply costs, which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

Due to the potential for significant volatility in market prices for fuel, electricity and renewable and other energy commodities, NEER's inability or failure to hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures could significantly impair NEE's results of operations.

There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities.  NEE's inability to manage properly or hedge the commodity risks within its portfolios, based on factors both from within or wholly or partially outside of NEE's control, may materially adversely affect NEE's business, financial condition, results of operations and prospects.

Sales of power on the spot market or on a short-term contractual basis may cause NEE's results of operations to be volatile.

A portion of NEER's power generation facilities operate wholly or partially without long-term power purchase agreements.  Power from these facilities is sold on the spot market or on a short-term contractual basis.  Spot market sales are subject to market volatility, and the revenue generated from these sales is subject to fluctuation that may cause NEE's results of operations to be volatile.  NEER and NEE may not be able to manage volatility adequately, which could then have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's results of operations.

NEE is an active participant in energy markets.  The liquidity of regional energy markets is an important factor in the company's ability to manage risks in these operations.  Over the past several years, other market participants have ceased or significantly reduced their activities in energy markets as a result of several factors, including, but not limited to, government investigations, changes in market design and deteriorating credit quality.  Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit and other factors, and any reduction in the liquidity of energy markets could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

If price movements significantly or persistently deviate from historical behavior, NEE's and FPL's hedging and trading procedures and associated risk management tools may not protect against significant losses.

NEE and FPL have hedging and trading procedures and associated risk management tools, such as separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms.  NEE and FPL are unable to assure that such procedures and tools will be effective against all potential risks.  Additionally, risk management tools and metrics such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines are based on historical price movements.  Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing behavior, NEE and FPL are unable to assure that their risk management tools and metrics will be effective to protect against adverse effects on their business, financial condition, results of operations and prospects.  Such adverse effects could be material.

If power transmission or natural gas, nuclear fuel or other commodity transportation facilities are unavailable or disrupted, FPL's and NEER's ability to sell and deliver power or natural gas may be limited.

FPL and NEER depend upon power transmission and natural gas, nuclear fuel and other commodity transportation facilities, many of which they do not own.  Occurrences affecting the operation of these facilities that may or may not be beyond FPL's and NEER's control (such as severe weather or a generator or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind generation) may limit or halt the ability of FPL and NEER to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely impact NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to credit and performance risk from customers, hedging counterparties and vendors.

NEE and FPL are exposed to risks associated with the creditworthiness and performance of their customers, hedging counterparties and vendors under contracts for the supply of equipment, materials, fuel and other goods and services required for their business operations and for the construction and operation of, and for capital improvements to, their facilities.  Adverse conditions in the energy industry or the general economy, as well as circumstances of individual customers, hedging counterparties and vendors, may affect the ability of some customers, hedging counterparties and vendors to perform as required under their contracts with NEE and FPL.

If any hedging, vending or other counterparty fails to fulfill its contractual obligations, NEE and FPL may need to make arrangements with other counterparties or vendors, which could result in financial losses, higher costs, untimely completion of power generation facilities and other projects, and/or a disruption of their operations.  If a defaulting counterparty is in poor financial condition, NEE and FPL may not be able to recover damages for any contract breach.

NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

NEE and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the OTC markets or on exchanges, to manage their commodity and financial market risks, and for NEE to engage in trading and marketing activities.  Any failures by their counterparties to perform or make payments in accordance with the terms of those transactions could have a material adverse effect on NEE's or FPL's business, financial condition, results of operations and prospects.  Similarly, any requirement for FPL or NEE to post margin cash collateral under its derivative contracts could have a material adverse effect on its business, financial condition, results of operations and prospects.

NEE and FPL are highly dependent on sensitive and complex information technology systems, and any failure or breach of those systems could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE and FPL operate in a highly regulated industry that requires the continuous functioning of sophisticated information technology systems and network infrastructure.  Despite NEE's and FPL's implementation of security measures, all of their technology systems are vulnerable to disability, failures or unauthorized access due to such activities.  If NEE's or FPL's information technology systems were to fail or be breached, and NEE or FPL was unable to recover in a timely way, NEE and FPL would be unable to fulfill critical business functions, and sensitive confidential and other data could be compromised.

NEE's and FPL's business is highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and cross numerous and diverse markets.  Due to the size, scope and geographical reach of NEE's and FPL's business, and due to the complexity of the process of power generation, transmission and distribution, the development and maintenance of information technology systems to keep track of and process this information is both critical and extremely challenging.  NEE's and FPL's operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside, their control, such as operator error, severe weather or terrorist activities.  Any such failure or disabling event could adversely affect NEE's and FPL's ability to process transactions and provide services, and their financial results and liquidity.

NEE and FPL add, modify and replace information systems on a regular basis.  Modifying existing information systems or implementing new or replacement information systems is costly and involves risks, including, but not limited to, integrating the modified, new or replacement system with existing systems and processes, implementing associated changes in accounting procedures and controls, and ensuring that data conversion is accurate and consistent.  Any disruptions or deficiencies in existing information systems, or disruptions, delays or deficiencies in the modification or implementation of new information systems, could result in increased costs, the inability to track or collect revenues, the diversion of management's and employees' attention and resources, and could negatively impact the effectiveness of the companies' control environment, and/or the companies' ability to timely file required regulatory reports.

NEE and FPL also face the risks of operational failure or capacity constraints of third parties, including, but not limited to, those who provide power transmission and natural gas transportation services.

NEE's and FPL's retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to their reputation and/or the results of operations of the retail business.

NEE's and FPL's retail businesses require access to sensitive customer data in the ordinary course of business.  NEE's and FPL's retail businesses may also need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center services, to the retail businesses.  If a significant breach occurred, the reputation of NEE and FPL could be adversely affected, customer confidence could be diminished, or customer information could be subject to identity theft.  NEE and FPL would be subject to costs associated with the breach and/or NEE and FPL could be subject to fines and legal claims, any of which may have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

NEE and FPL could recognize financial losses as a result of volatility in the market values of derivative instruments and limited liquidity in OTC markets.

NEE and FPL execute transactions in derivative instruments on either recognized exchanges or via the OTC markets, depending on management's assessment of the most favorable credit and market execution factors.  Transactions executed in OTC markets have the potential for greater volatility and less liquidity than transactions on recognized exchanges.  As a result, NEE and FPL may not be able to execute desired OTC transactions due to such heightened volatility and limited liquidity.

In the absence of actively quoted market prices and pricing information from external sources, the valuation of derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments and have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL may be adversely affected by negative publicity.

From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting NEE and FPL.  Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.  Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from NEE's and FPL's business.

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of NEE and FPL, on the morale and performance of their employees and on their relationships with their respective regulators.  It may also have a negative impact on their ability to take timely advantage of various business and market opportunities.  The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected if FPL is unable to maintain, negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.

FPL must negotiate franchise agreements with municipalities and counties in Florida to provide electric services within such municipalities and counties, and electricity sales generated pursuant to these agreements represent a very substantial portion of

FPL's revenues.  If FPL is unable to maintain, negotiate or renegotiate such franchise agreements on acceptable terms, it could contribute to lower earnings and FPL may not fully realize the anticipated benefits from significant investments and expenditures, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

Increasing costs associated with health care plans may materially adversely affect NEE's and FPL's results of operations.

The costs of providing health care benefits to employees and retirees have increased substantially in recent years.  NEE and FPL anticipate that their employee benefit costs, including, but not limited to, costs related to health care plans for employees and former employees, will continue to rise.  The increasing costs and funding requirements associated with NEE's and FPL's health care plans may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be negatively affected by the lack of a qualified workforce or the loss or retirement of key employees.

NEE and FPL may not be able to service customers, grow their business or generally meet their other business plan goals effectively and profitably if they do not attract and retain a qualified workforce.  Additionally, the loss or retirement of key executives and other employees may materially adversely affect service and productivity and contribute to higher training and safety costs.

Over the next several years, a significant portion of NEE's and FPL's workforce, including, but not limited to, many workers with specialized skills maintaining and servicing the nuclear generation facilities and electrical infrastructure, will be eligible to retire.  Such highly skilled individuals may not be able to be replaced quickly due to the technically complex work they perform.  If a significant amount of such workers retire and are not replaced, the subsequent loss in productivity and increased recruiting and training costs could result in a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected by work strikes or stoppages and increasing personnel costs.

Employee strikes or work stoppages could disrupt operations and lead to a loss of revenue and customers.  Personnel costs may also increase due to inflationary or competitive pressures on payroll and benefits costs and revised terms of collective bargaining agreements with union employees.  These consequences could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

NEE is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry in general.  In addition, NEE may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

Nuclear Generation Risks

The construction, operation and maintenance of NEE's and FPL's nuclear generation facilities involve environmental, health and financial risks that could result in fines or the closure of the facilities and in increased costs and capital expenditures.

NEE's and FPL's nuclear generation facilities are subject to environmental, health and financial risks, including, but not limited to, those relating to site storage of spent nuclear fuel, the disposition of spent nuclear fuel, leakage and emissions of tritium and other radioactive elements in the event of a nuclear accident or otherwise, the threat of a terrorist attack and other potential liabilities arising out of the ownership or operation of the facilities.  NEE and FPL maintain decommissioning funds and external insurance coverage which are intended to reduce the financial exposure to some of these risks; however, the cost of decommissioning nuclear generation facilities could exceed the amount available in NEE's and FPL's decommissioning funds, and the exposure to liability and property damages could exceed the amount of insurance coverage.  If NEE or FPL is unable to recover the additional costs incurred through insurance or, in the case of FPL, through regulatory mechanisms, their business, financial condition, results of operations and prospects could be materially adversely affected.

In the event of an incident at any nuclear generation facility in the U.S. or at certain nuclear generation facilities in Europe, NEE and FPL could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and nuclear insurance mutual companies.

Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.2 billion of liability insurance coverage per incident at any nuclear reactor in the U.S.  Under the secondary financial protection system, NEE is subject to retrospective assessments and/or retrospective insurance premiums of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S. or at certain nuclear generation facilities in Europe, regardless of fault or proximity to the incident, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  Such assessments, if levied, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NRC orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require NEE and FPL to incur substantial operating and capital expenditures at their nuclear generation facilities.

The NRC has broad authority to impose licensing and safety-related requirements for the operation and maintenance of nuclear generation facilities, the addition of capacity at existing nuclear generation facilities and the construction of nuclear generation facilities, and these requirements are subject to change.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a nuclear generation facility, or to take both of these actions, depending upon its assessment of the severity of the situation, until compliance is achieved.  Any of the foregoing events could require NEE and FPL to incur increased costs and capital expenditures, and could reduce revenues.

Any serious nuclear incident occurring at a NEE or FPL plant could result in substantial remediation costs and other expenses.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear generation facility.  An incident at a nuclear facility anywhere in the world also could cause the NRC to impose additional conditions or other requirements on the industry, which could increase costs, reduce revenues and result in additional capital expenditures.

The inability to operate any of NEER's or FPL's nuclear generation units through the end of their respective operating licenses could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

The operating licenses for NEE's and FPL's nuclear generation facilities extend through at least 2030.  If the facilities cannot be operated for any reason through the life of those operating licenses, NEE or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, any of which could materially adversely affect their business, financial condition, results of operations and prospects.

Various hazards posed to nuclear generation facilities, along with increased public attention to and awareness of such hazards, could result in increased nuclear licensing or compliance costs which are difficult or impossible to predict and could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

The threat of terrorist activity, as well as recent international events implicating the safety of nuclear facilities, could result in more stringent or complex measures to keep facilities safe from a variety of hazards, including, but not limited to, natural disasters such as earthquakes and tsunamis, as well as terrorist or other criminal threats.  This increased focus on safety could result in higher compliance costs which, at present, cannot be assessed with any measure of certainty and which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, and for other purposes.  If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's results of operations and financial condition could be materially adversely affected.

NEE's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including, but not limited to, inspections, repairs and certain other modifications.  In addition, outages may be scheduled, often in connection with a refueling outage, to replace equipment, to increase the generation capacity at a particular nuclear unit, or for other purposes, and those planned activities increase the time the unit is not in operation.  In the event that a scheduled outage lasts longer than anticipated or in the event of an unplanned outage due to, for example, equipment failure, such outages could materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Liquidity, Capital Requirements and Common Stock Risks

Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also adversely affect the results of operations and financial condition of NEE and FPL.

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements and other operations requirements that are not satisfied by operating cash flows.  Disruptions, uncertainty or volatility in those capital and credit markets, including, but not limited to, the conditions of the most recent financial crises in the U.S. and abroad, could increase NEE's and FPL's cost of capital.  If NEE or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to grow its business, could contribute to lower earnings and reduced financial flexibility, and could have a material adverse effect on its business, financial condition, results of operations and prospects.

Although NEE's competitive energy subsidiaries have used non-recourse or limited-recourse, project-specific financing in the past, market conditions and other factors could adversely affect the future availability of such financing.  The inability of NEE's subsidiaries to access the capital and credit markets to provide project-specific financing for electric-generating and other energy facilities on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future.

The inability of subsidiaries that have existing project-specific financing arrangements to meet the requirements of various agreements relating to those financings could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some limited instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral.  Such an occurrence also could result in NEE expending additional funds or incurring additional obligations over the shorter term to ensure continuing compliance with project-specific financing arrangements based upon the expectation of improvement in the project's performance or financial returns over the longer term.  Any of these actions could materially adversely affect NEE's business, financial condition, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

NEE's, NEECH's and FPL's inability to maintain their current credit ratings may adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.

The inability of NEE, NEECH and FPL to maintain their current credit ratings could adversely affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact NEE's and FPL's ability to grow their business and service indebtedness and repay borrowings, and would likely increase their interest costs.  Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative and regulatory actions.  There can be no assurance that one or more of the ratings of NEE, NEECH and FPL will not be lowered or withdrawn entirely by a rating agency.

NEE's and FPL's liquidity may be impaired if their creditors are unable to fund their credit commitments to the companies or to maintain their current credit ratings.

The inability of NEE's, NEECH's and FPL's credit providers to fund their credit commitments or to maintain their current credit ratings could require NEE, NEECH or FPL, among other things, to renegotiate requirements in agreements, find an alternative credit provider with acceptable credit ratings to meet funding requirements, or post cash collateral and could have a material adverse effect on NEE's and FPL's liquidity.

Poor market performance and other economic factors could affect NEE's and FPL's defined benefit pension plan's funded status, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  A decline in the market value of the assets held in the defined benefit pension plan due to poor investment performance or other factors may increase the funding requirements for this obligation.

NEE's and FPL's defined benefit pension plan is sensitive to changes in interest rates, since, as interest rates decrease the funding liabilities increase, potentially increasing benefits costs and funding requirements.  Any increase in benefits costs or funding requirements may have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Poor market performance and other economic factors could adversely affect the asset values of NEE's and FPL's nuclear decommissioning funds, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

NEE and FPL are required to maintain decommissioning funds to satisfy their future obligations to decommission their nuclear power plants.  A decline in the market value of the assets held in the decommissioning funds due to poor investment performance or other factors may increase the funding requirements for these obligations.  Any increase in funding requirements may have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Certain of NEE's investments are subject to changes in market value and other risks, which may adversely affect NEE's liquidity and financial results.

NEE holds other investments where changes in the fair value affect NEE's financial results.  In some cases there may be no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques.  This type of analysis requires significant judgment and the actual values realized in a sale of these investments could differ materially from those estimated.  A sale of an investment below previously estimated value, or other decline in the fair value of an investment, could result in losses or the write-off of such investment, and may have an material adverse effect on NEE's financial condition and results of operations.

NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NEE.

NEE is a holding company and, as such, has no material operations of its own.  Substantially all of NEE's consolidated assets are held by its subsidiaries.  NEE's ability to meet its financial obligations, including, but not limited to, its guarantees, and to pay dividends on its common stock are primarily dependent on its subsidiaries' net income and cash flows, which are subject to the risks of their respective businesses, and their ability to pay upstream dividends or to repay funds to NEE.

NEE's subsidiaries are separate legal entities and have no independent obligation to provide NEE with funds for its payment obligations.  The subsidiaries have financial obligations, including, but not limited to, payment of debt service, which they must satisfy before they can fund NEE.  In addition, in the event of a subsidiary's liquidation or reorganization, NEE's right to participate in a distribution of assets is subject to the prior claims of the subsidiary's creditors.

The dividend-paying ability of some of the subsidiaries is limited by contractual restrictions which are contained in outstanding financing agreements and which may be included in future financing agreements.  The future enactment of laws or regulations also may prohibit or restrict the ability of NEE's subsidiaries to pay upstream dividends or to repay funds.

NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if NEE is required to perform under guarantees of obligations of its subsidiaries.

NEE guarantees many of the obligations of its consolidated subsidiaries, other than FPL, through guarantee agreements with NEECH.  These guarantees may require NEE to provide substantial funds to its subsidiaries or their creditors or counterparties at a time when NEE is in need of liquidity to meet its own financial obligations.  Funding such guarantees may materially adversely affect NEE's ability to pay dividends.

Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.

The market price and trading volume of NEE's common stock are subject to fluctuations as a result of, among other factors, general credit and capital market conditions and changes in market sentiment regarding the operations, business and financing strategies of NEE and its subsidiaries.  As a result, disruptions, uncertainty or volatility in the credit and capital markets may, for example, have a material adverse effect on the market price of NEE's common stock.

The factors described above, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's businesses, financial condition, future financial results and/or liquidity should be carefully considered.  The risks described above are not the only risks facing NEE and FPL.  Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NEE and its subsidiaries maintain properties which are adequate for their operations.  The principal properties of FPL and NEER are described below.

Generating Facilities

FPL

At December 31, 2011, the electric generating, transmission, distribution and general facilities of FPL represented approximately 48%, 12%, 36% and 4%, respectively, of FPL's gross investment in electric utility plant in service.  At December 31, 2011, FPL had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)
Fossil
Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,432
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,111
Martin	Indiantown, FL	1	Gas/Oil/Solar Thermal	1,132	(b)
Martin	Indiantown, FL	2	Gas	938
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,912
Turkey Point	Florida City, FL	1	Gas/Oil	1,148
West County	West Palm Beach, FL	3	Gas/Oil	3,657

Steam turbines
Cutler	Miami, FL	2	Gas	205
Manatee	Parrish, FL	2	Oil/Gas	1,624
Martin	Indiantown, FL	2	Oil/Gas	1,652
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,187
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	672	(d)
Turkey Point	Florida City, FL	2	Oil/Gas	788

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	2	Gas/Oil	315

Gas turbines
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,584	(e)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Solar PV
DeSoto	Arcadia, FL	1	Solar PV	25
Space Coast	Cocoa, FL	1	Solar PV	10
TOTAL				24,460	(f)
______________________

(a)	Represents FPL's net ownership interest in plant capability.

(b)	The megawatts generated by the 75 mw solar thermal facility replace steam produced by this unit and therefore are not incremental.

(c)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.

(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.

(e)	Excludes Orlando Utilities Commission's and the Florida Municipal Power Agency's combined share of approximately 15% of St. Lucie Unit No. 2.

(f)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NEER

At December 31, 2011, NEER had the following generating facilities:

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw)(a)
Wind
Ashtabula Wind(b)(c)	Barnes County, ND	Midwest	99	Wind	148
Ashtabula Wind II(c)	Griggs & Steele Counties, ND	Midwest	80	Wind	120
Ashtabula Wind III	Barnes County, ND	Midwest	39	Wind	62
Baldwin Wind(b)	Burleigh County, ND	Midwest	64	Wind	102
Butler Ridge Wind(b)(c)	Dodge County, WI	Midwest	36	Wind	54
Cabazon(b)	Riverside County, CA	West	53	Wind	40
Callahan Divide(b)	Taylor County, TX	ERCOT	76	Wind	114
Capricorn Ridge	Sterling & Coke Counties, TX	ERCOT	208	Wind	364
Capricorn Ridge Expansion	Sterling & Coke Counties, TX	ERCOT	199	Wind	298
Cerro Gordo(b)	Cerro Gordo County, IA	Midwest	55	Wind	41
Crystal Lake I(b)(c)	Hancock County, IA	Midwest	100	Wind	150
Crystal Lake II	Winnebago County, IA	Midwest	80	Wind	200
Crystal Lake III	Winnebago County, IA	Midwest	44	Wind	66
Day County Wind(b)	Day County, SD	Midwest	66	Wind	99
Delaware Mountain	Culberson County, TX	ERCOT	38	Wind	28
Diablo Wind(b)	Alameda County, CA	West	31	Wind	21
Elk City Wind(b)	Roger Mills & Beckham Counties, OK	Other South	43	Wind	99
Elk City Wind II	Roger Mills & Beckham Counties, OK	Other South	66	Wind	101
Endeavor Wind	Osceola County, IA	Midwest	40	Wind	100
Endeavor Wind II	Osceola County, IA	Midwest	20	Wind	50
Ghost Pine Wind	Trochu, Alberta, Canada	West	51	Wind	82
Gray County	Gray County, KS	Other South	170	Wind	112
Green Mountain(b)	Somerset County, PA	Northeast	8	Wind	10
Green Power	Riverside County, CA	West	22	Wind	17
Green Ridge Power	Alameda & Contra Costa Counties, CA	West	803	Wind	87
Hancock County(b)	Hancock County, IA	Midwest	148	Wind	98
High Winds(b)	Solano County, CA	West	90	Wind	162
Horse Hollow Wind(b)	Taylor County, TX	ERCOT	142	Wind	213
Horse Hollow Wind II(b)	Taylor & Nolan Counties, TX	ERCOT	130	Wind	299
Horse Hollow Wind III(b)	Nolan County, TX	ERCOT	149	Wind	224
Indian Mesa	Pecos County, TX	ERCOT	125	Wind	83
King Mountain(b)	Upton County, TX	ERCOT	214	Wind	278
Lake Benton II(b)	Pipestone County, MN	Midwest	137	Wind	103
Langdon Wind(b)(c)	Cavalier County, ND	Midwest	79	Wind	118
Langdon Wind II(b)(c)	Cavalier County, ND	Midwest	27	Wind	41
Lee / DeKalb Wind	Lee & DeKalb Counties, IL	Midwest	145	Wind	217
Logan Wind(c)	Logan County, CO	West	134	Wind	201
Majestic Wind(b)(c)	Carson County, TX	Other South	53	Wind	80
Meyersdale(b)	Somerset County, PA	Northeast	20	Wind	30
Mill Run(b)	Fayette County, PA	Northeast	10	Wind	15
Minco Wind(b)	Grady County, OK	Other South	62	Wind	99
Minco Wind II(b)	Grady & Caddo Counties, OK	Other South	63	Wind	101
Montezuma Wind(b)	Solano County, CA	West	16	Wind	37
Montfort(b)	Iowa County, WI	Midwest	20	Wind	30
Mount Copper(b)	Murdochville, Quebec, Canada	Midwest	30	Wind	54
Mount Miller(b)	Murdochville, Quebec, Canada	Midwest	30	Wind	54
Mountaineer(b)	Preston & Tucker Counties, WV	Northeast	44	Wind	66
Mower County Wind(c)	Mower County, MN	Midwest	43	Wind	99
New Mexico Wind(b)	Quay & Debaca Counties, NM	West	136	Wind	204
North Dakota Wind(b)	LaMoure County, ND	Midwest	41	Wind	62
Northern Colorado(b)	Logan County, CO	West	81	Wind	174
Oklahoma / Sooner Wind(b)	Harper & Woodward Counties, OK	Other South	68	Wind	102
Oliver County Wind I(c)	Oliver County, ND	Midwest	22	Wind	51
Oliver County Wind II(c)	Oliver County, ND	Midwest	32	Wind	48
Peetz Table Wind(c)	Logan County, CO	West	133	Wind	199
Pubnico Point(b)	Yarmouth, Nova Scotia, Canada	Midwest	17	Wind	31
Red Canyon Wind Energy(b)	Borden, Garza & Scurry Counties, TX	ERCOT	56	Wind	84

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw)(a)
Red Mesa Wind	Cibola County, NM	West	64	Wind	102
Sky River(b)	Kern County, CA	West	342	Wind	77
Somerset Wind Power(b)	Somerset County, PA	Northeast	6	Wind	9
South Dakota Wind(b)	Hyde County, SD	Midwest	27	Wind	41
Southwest Mesa(b)	Upton & Crockett Counties, TX	ERCOT	106	Wind	74
Stateline(b)	Umatilla County, OR and Walla Walla County, WA	West	454	Wind	300
Story County Wind(b)(c)	Story County, IA	Midwest	100	Wind	150
Story County Wind II(b)	Story & Hardin Counties, IA	Midwest	100	Wind	150
Vansycle(b)	Umatilla County, OR	West	38	Wind	25
Vansycle II	Umatilla County, OR	West	43	Wind	99
Vasco Winds(c)	Contra Costa County, CA	West	33	Wind	78
Victory Garden(b)	Kern County, CA	West	96	Wind	22
Waymart(b)	Wayne County, PA	Northeast	43	Wind	65
Weatherford Wind(b)	Custer & Washita Counties, OK	Other South	98	Wind	147
Wessington Springs Wind(b)(c)	Jerauld County, SD	Midwest	34	Wind	51
White Oak(c)	McLean County, IL	Midwest	100	Wind	150
Wilton Wind(b)	Burleigh County, ND	Midwest	33	Wind	49
Wilton Wind II(c)	Burleigh County, ND	Midwest	33	Wind	50
Windpower Partners 1990	Alameda & Contra Costa Counties, CA	West	141	Wind	14
Windpower Partners 1991	Alameda & Contra Costa Counties, CA	West	162	Wind	16
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	West	223	Wind	22
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	West	300	Wind	30
Windpower Partners 1993(c)	Riverside County, CA	West	33	Wind	50
Windpower Partners 1993	Lincoln County, MN	Midwest	73	Wind	26
Windpower Partners 1994	Culberson County, TX	ERCOT	107	Wind	39
Wolf Ridge Wind	Cooke County, TX	ERCOT	75	Wind	112
Woodward Mountain	Upton & Pecos Counties, TX	ERCOT	242	Wind	160
Wyoming Wind(b)	Uinta County, WY	West	80	Wind	144
Investments in joint ventures(d)	Various	West	643	Wind	95
Total Wind					8,569
Contracted
Bayswater(b)	Far Rockaway, NY	Northeast	2	Gas	56
Duane Arnold	Palo, IA	Midwest	1	Nuclear	431	(e)
Hatch Solar	Hatch, NM	West	1	CPV Solar	5
Jamaica Bay(b)	Far Rockaway, NY	Northeast	2	Gas/Oil	54
Marcus Hook 750(b)	Marcus Hook, PA	Northeast	4	Gas	744
Point Beach	Two Rivers, WI	Midwest	2	Nuclear	1,190
Investments in joint ventures:
SEGS III-IX(b)	Kramer Junction & Harper Lake, CA	West	7	Solar	148
Other	Various	Northeast	4	(f)	158
Total Contracted					2,786
Merchant
Forney	Forney, TX	ERCOT	8	Gas	1,792
Lamar Power Partners	Paris, TX	ERCOT	6	Gas	1,000
Maine - Cape, Wyman	Various - ME	Northeast	6	Oil	796	(g)
Maine(b)	Various - ME	Northeast	81	Hydro	359
Marcus Hook 50	Marcus Hook, PA	Northeast	1	Gas	50
Paradise Solar	West Deptford, NJ	Northeast	1	Solar PV	5
Seabrook	Seabrook, NH	Northeast	1	Nuclear	1,100	(h)
Investment in joint ventures	Various	Northeast	4	(f)	150
Total Merchant					5,252
TOTAL					16,607
________________________

(a)	Represents NEER's net ownership interest in plant capacity.

(b)	These generating facilities are encumbered by liens against their assets securing various financings.

(c)	NEER owns these wind facilities together with third-party investors with differential membership interests. See Note 1 - Sale of Differential Membership Interests.

(d)	Represents plants with no more than 50% ownership using wind technology. Certain facilities, totaling 57 mw, are encumbered by liens against their assets securing a financing.

(e)	Excludes Central Iowa Power Cooperative and Cornbelt Power Cooperative's combined share of 30%.

(f)	Represents plants with no more than 50% ownership using fuels such as natural gas and waste coal.

(g)	Excludes six other energy-related partners' combined share of 16%.

(h)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution

At December 31, 2011, FPL owned and operated 587 substations and the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles
500	kv	1,106	(a)	—
230	kv	3,038		25
138	kv	1,575		53
115	kv	746		1
69	kv	164		14
Less than 69 kv		42,334		25,111
Total		48,963		25,204
___________________
(a)  Includes approximately 75 miles owned jointly with JEA.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  The majority of NEER's generating facilities are owned by NEER subsidiaries and a number of those facilities are encumbered by liens securing various financings.  Additionally, certain of NEER's generating facilities are located on land leased from owners of private property.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Note 14 - Legal Proceedings. Such descriptions are incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by NEE.  NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE."  The high and low sales prices for the common stock of NEE as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2011			2010
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
First	$55.86	$51.54	$0.55	$53.75	$45.29	$0.50
Second	$58.98	$54.16	$0.55	$53.50	$47.96	$0.50
Third	$58.25	$49.00	$0.55	$55.98	$48.44	$0.50
Fourth	$61.20	$51.33	$0.55	$56.26	$50.00	$0.50

The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors.  The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant.  The ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to NEE.  In February 2012, NEE announced that it would increase its quarterly dividend on its common stock from $0.55 to $0.60 per share.  See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 11 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NEE.

As of the close of business on January 31, 2012, there were 25,588 holders of record of NEE's common stock.

Issuer Purchases of Equity Securities.  Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2011 is as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
10/1/2011 - 10/31/11	848	(b)	$54.82	—	20,000,000
11/1/2011 - 11/30/11	5,093	(b)	$55.65	—	20,000,000
12/1/2011 - 12/31/11	6,725,809	(c)	$55.76	6,725,252	13,274,748
Total	6,731,750		$55.76	6,725,252
__________________________________

(a)
In February 2005, NEE's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

(b)
Includes shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP).

(c)
Includes: (1) 557 shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP of deferred retirement share awards to an executive officer; and (2) 6,725,252 shares of common stock purchased under an Accelerated Share Repurchase (ASR) agreement (see Note 11 - ASR of NEE Common Stock).

Item 6.  Selected Financial Data

	Years Ended December 31,
	2011	2010	2009	2008	2007
SELECTED DATA OF NEE (millions, except per share amounts):
Operating revenues	$15,341	$15,317	$15,643	$16,410	$15,263
Net income(a)	$1,923	$1,957	$1,615	$1,639	$1,312
Earnings per share of common stock - basic	$4.62	$4.77	$3.99	$4.10	$3.30
Earnings per share of common stock - assuming dilution	$4.59	$4.74	$3.97	$4.07	$3.27
Dividends paid per share of common stock	$2.20	$2.00	$1.89	$1.78	$1.64
Total assets	$57,188	$52,994	$48,458	$44,821	$40,123
Long-term debt, excluding current maturities	$20,810	$18,013	$16,300	$13,833	$11,280
SELECTED DATA OF FPL (millions):
Operating revenues	$10,613	$10,485	$11,491	$11,649	$11,622
Net income	$1,068	$945	$831	$789	$836
Total assets	$31,816	$28,698	$26,812	$26,175	$24,044
Long-term debt, excluding current maturities	$7,483	$6,682	$5,794	$5,311	$4,976
Energy sales (kwh)	106,662	107,978	105,414	105,406	108,636
Energy sales:
Residential	51.2%	52.2%	51.2%	50.5%	50.8%
Commercial	42.2	41.3	42.7	43.2	42.3
Industrial	2.9	2.9	3.1	3.4	3.5
Interchange power sales	0.9	0.8	1.4	1.6	1.8
Other(b)	2.8	2.8	1.6	1.3	1.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Approximate 60-minute peak load (mw):(c)
Summer season	21,619	22,256	22,351	21,060	21,962
Winter season	17,934	21,153	24,346	20,031	18,055
Average number of customer accounts (thousands):
Residential	4,027	4,004	3,984	3,992	3,981
Commercial	508	504	501	501	493
Industrial	9	9	10	13	19
Other	3	3	4	4	4
Total	4,547	4,520	4,499	4,510	4,497
Average price billed to customers (cents per kwh)	9.83	9.34	11.19	10.96	10.63
__________________________________

(a)
Includes net unrealized mark-to-market after-tax (gains) losses associated with non-qualifying hedges of $(190) million, $(175) million, $20 million, $(170) million and $86 million and OTTI after-tax losses, net of OTTI reversals of $6 million, $(4) million, $13 million, $76 million and $6 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. Also, 2011 includes a loss on the sale of natural gas-fired generating assets of approximately $98 million.  See Note 4 - Nonrecurring Fair Value Measurements.

(b)	Includes the net change in unbilled sales.

(c)	Winter season includes November and December of the current year and January to March of the following year (for 2011, through February 27, 2012).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.6 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with its affiliated entities is the largest generator in the U.S. of renewable energy from the wind and sun.  The table below presents NEE’s net income and earnings per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of interest expense, the operating results of FPL FiberNet, Lone Star and other business activities, as well as other income and expense items, including income taxes and eliminating entries (see Note 15 for additional segment information). The discussion that follows should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein.  In the discussion below and in Results of Operations, all comparisons are with the corresponding items in the prior year.

	Net Income			Earnings Per Share, assuming dilution
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(millions)
FPL	$1,068	$945	$831	$2.55	$2.29	$2.04
NEER(a)	774	980	759	1.85	2.37	1.86
Corporate and Other	81	32	25	0.19	0.08	0.07
NEE	$1,923	$1,957	$1,615	$4.59	$4.74	$3.97
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH to NEER based on a deemed capital structure of 70% debt and allocated shared service costs.

For the five years ended December 31, 2011, NEE delivered a total shareholder return of approximately 33%, significantly outpacing the S&P 500’s 1% decline, the Dow Jones US Electricity's 14% return and the S&P 500 Electric Utilities’ 18% return.  The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Adjusted Earnings

NEE prepares its financial statements in accordance with GAAP.  However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining whether performance goals are met for performance-based compensation under NEE’s employee incentive compensation plans.  NEE also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  NEE’s management believes adjusted earnings provides a more meaningful representation of the company’s fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with GAAP.

Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges (as described below), OTTI losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals) and, in 2011, the after-tax loss on the sale of natural gas-fired generating assets. OTTI reversals are reported in other - net in NEE's consolidated statements of income.

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and, in 2011 and 2010, the impact related to exiting hedged positions on future gas drilling opportunities.  The second category, referred to as non-qualifying hedges, represents certain hedging transactions entered into as economic hedges but the transactions do not meet the requirements for hedge accounting or hedge accounting treatment is not elected.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market. As a consequence, net income reflects only the movement in one part of economically-linked transactions. For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 4 - Nonrecurring Fair Value Measurements.

In 2011, subsidiaries of NEER completed the sales of their ownership interest in five natural gas-fired generating plants with a total generating capacity of approximately 2,700 mw located in California, Virginia, Alabama, South Carolina and Rhode Island. In connection with these sales, a loss of approximately $151 million ($98 million total after-tax with $92 million of this loss recorded by NEER) was recorded in NEE's consolidated statements of income, which due to its nature and significance, was excluded from adjusted earnings. See Note 3.

The following table provides details of the net unrealized after-tax gains and losses from non-qualifying hedges, after-tax OTTI losses, net of reversals and the after-tax loss on the sale of the natural gas-fired generating assets.

	Years Ended December 31,
	2011	2010	2009
		(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$190	$175	$(20)
OTTI after-tax losses on securities held in nuclear decommissioning funds, net of OTTI reversals	$(6)	$4	$(13)
After-tax loss on sale of natural gas-fired assets(b)	$(98)	$—	$—
____________________

(a)	$193 million, $176 million and $(20) million, respectively, is included in NEER's net income; the balance, if any, is included in Corporate and Other.

(b)	$92 million is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized. As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP.

2011 Summary

FPL's earned regulatory ROE was 11% in both 2010 and 2011 and FPL expects to earn an 11% regulatory ROE in 2012.  FPL's increase in net income in 2011 was primarily driven by investments in plant in service and FPL's ability to use the surplus depreciation credit, as permitted under the 2010 rate agreement, to earn up to FPL's allowed 11% regulatory ROE on its retail rate base, as well as higher cost recovery clause results.  The 2010 rate agreement results in retail base rates that remain effectively frozen until the end of 2012.  Additionally, cost recovery for FPL’s WCEC Unit No. 3 is permitted during the term of the agreement and FPL can vary the amount of surplus depreciation amortized in any one year subject to certain caps, provided its retail regulatory return on equity remains within the allowed range of 9% to 11%.

NEER's earnings declined in 2011 reflecting the loss on sale of natural gas-fired generating assets, lower results from the customer supply and proprietary power and gas trading businesses, extended and unplanned outages at Seabrook and lower deferred tax benefits associated with cash grants (convertible ITCs), partly offset by a higher wind resource and higher gas infrastructure results.  In 2011, NEER added 379 mw of wind capacity and secured approximately 1,600 mw of long-term wind power sales agreements.  Additionally, in 2011 construction began on the 250 mw Genesis solar project in California and the 550 mw Desert Sunlight solar project in California, in which NEER has a 50% equity investment.

Corporate and Other's earnings in 2011 increased primarily due to state deferred income tax benefits related to state tax law changes and an income tax benefit related to the dissolution of a subsidiary.

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are primarily provided by cash flow from operations and short- and long-term borrowings and, from time to time, issuance of equity securities.  As of February 9, 2012, NEE's total net available liquidity was approximately $5.1 billion, of which FPL's portion was approximately $2.8 billion.

Outlook

NEE's strategy at both of its major businesses seeks to meet customer needs more economically and reliably than competitors.  Meeting customer needs frequently requires the commitment of large capital expenditures to projects that have long lives and such commitments are difficult to reverse once made. At the end of 2011, both FPL and NEER had made commitments to a variety of major capital projects that are expected to be completed over the next several years. While NEE management believes that these projects individually and collectively are attractive investments with the potential to create value for shareholders, there can be no guarantee that all or any of these projects will be successful. Because of their importance, management focuses particular attention on these large projects.

In 2012, NEE expects to focus efforts in particular on the following initiatives:

At FPL:

•
Sustaining FPL's customer value proposition. The combination of low bills, good reliability and excellent customer service that FPL currently provides its customers is both an objective of FPL's strategy and an important contributor to its long-term business success. FPL seeks to, at minimum, maintain and ideally improve its overall customer value proposition.

•	Major Capital Projects: FPL is currently in a large capital expansion program and its objective is to bring these projects in on schedule and within budget. This program includes:

•	modernizing its Cape Canaveral and Riviera Beach power plants to high-efficiency natural gas-fired 1,200 mw units to be placed in service by 2013 and 2014, respectively,

•	adding a total of approximately 450 mw to 490 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, to be placed in service by 2013, and

•
petitioning the FPSC in November 2011 to modernize its Port Everglades power plant to a high-efficiency natural gas-fired 1,280 mw unit which, if approved, is expected to be in service in 2016 and cost approximately $1.2 billion.

•
Rate Case: In January 2012, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding.  The notification stated that, based on preliminary estimates, FPL expects to request a base rate increase of approximately $525 million effective January 2013 and an additional base rate increase of approximately $170 million annually commencing when the modernized Cape Canaveral plant becomes operational, which is expected to occur in June 2013.

At NEER:

•
Maintaining excellence in day-to-day operations. NEER has developed a track record of generally running its facilities reliably and cost-effectively. The company seeks to, at minimum, maintain and ideally improve its operating performance.

•	Wind: Add approximately 1,150 mw to 1,500 mw of new U.S. wind generation in 2012 and 600 mw of new Canadian wind generation between 2012 and 2015, and

•
Solar: Add approximately 935 mw of new solar generation during the period 2012 through 2016, including the 250 mw Genesis solar project in California, the 99.8 mw Spain solar project, the 550 mw Desert Sunlight solar project in California, in which NEER has a 50% equity investment, and the 250 mw McCoy solar PV project located in the Mojave Desert near the Genesis and Desert Sunlight solar projects.

At Lone Star, which is in the process of constructing approximately 320 miles of transmission lines and other associated facilities in Texas:

•	Construction: Achieve commercial operations by the end of the first quarter of 2013.

•
Rate Case: In January 2012, Lone Star filed a petition with the PUCT requesting, among other things, interim rates which would take effect when Lone Star's first substation is placed in service, currently projected to be in 2012, and final rates when the transmission lines are energized. If approved, based on the expected in-service dates, the requested rates would result in annual revenues of approximately $14 million in 2012 and $110 million in 2013.

In addition, NEE and FPL devote effort to numerous other initiatives designed to support their long-term growth and development.  There can be no guarantees that NEE or FPL will be successful in attaining their goals with respect to any of these initiatives.

For additional information on certain of the above matters, see Item 1. Business.

RESULTS OF OPERATIONS

NEE’s net income for 2011 was $1.92 billion, compared to $1.96 billion in 2010 and $1.61 billion in 2009.  The decrease in NEE’s 2011 net income was primarily driven by lower earnings at NEER, partly offset by improved results at FPL and income tax benefits at Corporate and Other.  The increase in NEE's 2010 net income was primarily driven by improved results at FPL and by net unrealized mark-to-market after-tax gains from non-qualifying hedges at NEER.

NEE's effective income tax rate for all periods presented reflects PTCs for wind projects at NEER and deferred tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation and by the expiration of PTCs after ten years of production.  See Note 1 - Income Taxes and - Sale of Differential Membership Interests and Note 6.

FPL:  Results of Operations

FPL’s net income for 2011, 2010 and 2009 was $1,068 million, $945 million and $831 million, respectively, representing an increase in 2011 of $123 million and an increase in 2010 of $114 million.  FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms.

In 2011 and 2010, FPL earned a regulatory ROE of 11%, as permitted by the 2010 rate agreement, and expects to earn an 11% regulatory ROE in 2012. In 2011 and in 2010, growth in earnings for FPL was driven by:

•	investment in plant in service and FPL's ability to use the surplus depreciation credit, and

•	higher cost recovery clause results,
partly offset for 2010 by,

•	lower AFUDC - equity.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2011	2010	2009
		(millions)
Retail base	$4,217	$4,190	$3,828
Fuel cost recovery	4,416	4,090	5,982
Net deferral of retail fuel revenues	—	—	(356)
Net repayment of previously deferred retail fuel revenues	—	356	—
Other cost recovery clauses and pass-through costs, net of any deferrals	1,751	1,638	1,840
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	229	211	197
Total	$10,613	$10,485	$11,491

Retail Base

As permitted by the 2010 rate agreement, FPL collected approximately $101 million in retail base revenues through the capacity clause related to the placement in service of WCEC Unit No. 3 in May 2011.  In addition, a base rate increase pursuant to an FPSC order which became effective March 1, 2010, increased retail base revenues by approximately $8 million and $68 million in 2011 and 2010, respectively, and retail base revenues increased in 2010 by $196 million resulting from WCEC Unit Nos. 1 and 2 placed in service in 2009.

FPSC Rate Order
Effective March 1, 2010, pursuant to the FPSC rate order, new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The FPSC rate order also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%.  It also shifted certain costs from retail base rates to the capacity clause.  In addition, the FPSC rate order directed FPL to reduce depreciation expense (surplus depreciation credit) over the 2010 to 2013 period related to a depreciation reserve surplus.  Subsequently, the principal parties in FPL's 2009 rate case signed the 2010 rate agreement and, in February 2011, the FPSC issued a final order approving the 2010 rate agreement.  Key elements of that rate agreement, which is effective through December 31, 2012, are as follows:

•	Subject to the provisions of the 2010 rate agreement, retail base rates are effectively frozen through the end of 2012.

•
Incremental cost recovery through FPL’s capacity clause for the new combined-cycle natural gas unit at WCEC Unit No. 3, which was placed in service in May 2011, is permitted up to the amount of the projected annual fuel savings for customers during the term of the 2010 rate agreement.

•	Future storm restoration costs would be recoverable on an accelerated basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kwh of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover the amount above $800 million.

•
If FPL’s earned regulatory ROE falls below 9%, FPL may seek retail base rate relief.  If FPL’s earned regulatory ROE rises above 11%, any party to the 2010 rate agreement may seek a reduction in FPL’s retail base rates.  In determining the regulatory ROE for all purposes under the 2010 rate agreement, earnings will be calculated on an actual, non-weather-adjusted basis.

•
FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a total cap of $776 million (surplus depreciation credit cap) over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement, FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.  In 2010 and 2011, FPL used a total of $191 million of surplus depreciation credit; $585 million of the surplus depreciation credit cap remains available for use in 2012.

Under the terms of the 2005 rate agreement, which was in effect from January 1, 2006 through February 28, 2010, retail base rates did not increase except to allow recovery of the revenue requirements of FPL’s three power plants that achieved commercial operation during the term of the 2005 rate agreement: Turkey Point Unit No. 5 in 2007 and WCEC Units Nos. 1 and 2 in 2009.  Under the terms of the 2005 rate agreement, FPL’s electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL reduced depreciation on its plant in service by $125 million each year as allowed by the 2005 rate agreement.  The 2005 rate agreement also provided for a revenue sharing mechanism, whereby revenues from retail base operations in excess of certain thresholds would be shared with customers.  During the term of the 2005 rate agreement, FPL’s revenues did not exceed the thresholds.

Retail Customer Usage and Growth
For the year ended December 31, 2011, FPL experienced a 2% decrease in average usage per retail customer, reflecting weather and other factors, which decreased retail base revenues by approximately $107 million.  For the year ended December 31, 2010, FPL experienced a 1.7% increase in usage per retail customer, reflecting weather and other factors, which increased retail base revenues by approximately $79 million. The usage per retail customer data for the year ended December 31, 2011 includes three extra days of sales after adjusting for a change from a fiscal month to a calendar month.  At December 31, 2011, inactive accounts (accounts with installed meters without corresponding customer names) and low-usage customers (customers using less than 200 kwh per month), both measures of empty homes, were approximately 5.8% and 1.6% less, respectively, than they had been at December 31, 2010.  Non-weather related usage per retail customer began to decline in the mid-2000s and this decline intensified in the 2007 to 2009 period.  The rate of decline in non-weather related usage per retail customer moderated in 2010 and 2011.

For the year ended December 31, 2011, FPL experienced a 0.6% increase in the average number of customer accounts, increasing retail base revenues by approximately $25 million, compared to a 0.5% increase in customer accounts in 2010, which increased 2010 retail base revenues by $19 million.  Positive customer account growth is projected to continue in 2012, although the rate of growth is projected to be below FPL’s average rate of 1.5% over the last 10 years.

FPL believes that the economic slowdown and the downturn in the housing market that have affected the country and the state of Florida have contributed to the slowdown in customer growth and to the decline in non-weather related usage per retail customer.  The unemployment rate in Florida was 9.9% and 12.0% in December 2011 and 2010, respectively; the December 2011 rate is the lowest since April 2009.  A portion of the decline in non-weather related usage per retail customer may also be related to federal and state energy efficiency standards.  FPL is unable to predict whether or when growth in customers and non-weather related customer usage might return to previous trends.

Cost Recovery Clauses

In 2011, 2010 and 2009, cost recovery clauses contributed $108 million, $75 million, $41 million, respectively, to FPL’s net income.  The increase in 2011 and 2010 cost recovery clause results is primarily due to a return related to additional solar, environmental and nuclear capacity expenditures.  In 2012, it is expected that cost recovery clauses will contribute higher earnings for FPL as a result of additional nuclear capacity expenditures. Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the consolidated statements of income.

Risk Management Fuel Procurement Program
FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL’s fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $502 million and $236 million at December 31, 2011 and 2010, respectively.

In 2010, pursuant to an FPSC order, FPL was required to refund in the form of a one-time credit to retail customers’ bills the 2009 year-end estimated fuel overrecovery; during the first quarter of 2010, approximately $404 million was refunded to retail customers.  At December 31, 2009, approximately $356 million of retail fuel revenues were overrecovered, the reversal of which is reflected in the net repayment of previously deferred retail fuel revenues caption included in the table above.  The difference between the refund and the December 31, 2009 overrecovery was collected from retail customers in 2011.  The increase in fuel revenues in 2011 reflects the absence of the $404 million refund partly offset by approximately $41 million related to lower energy sales and $37 million related to a lower average fuel factor.  The decrease in fuel revenues in 2010 reflects the $404 million refund and approximately $1,573 million related to a lower average fuel factor, partly offset by $85 million attributable to higher energy sales.  The decrease from December 31, 2010 to December 31, 2011 in deferred clause and franchise expenses and in deferred clause and franchise revenues was approximately $181 million and positively affected NEE’s and FPL’s cash flows from operating activities for the year ended December 31, 2011.

Other
The decrease in revenues from other cost recovery clauses and pass-through costs in 2010 is primarily due to lower revenues associated with the FPSC’s nuclear cost recovery rule and lower revenues related to franchise and revenue taxes, partly offset by higher environmental clause revenues.  The decline in 2010 in revenues associated with the nuclear cost recovery rule is primarily due to lower spending related to the development of the two additional nuclear units at the Turkey Point site.  The decline in 2010 revenues related to franchise and revenue taxes reflects the decline in fuel revenues.  The nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause.  The same rule provides for the recovery of construction costs, once property related to the new nuclear capacity goes into service, through a base rate increase effective beginning the following January.

Other Items Impacting FPL Results

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2011	2010	2009
		(millions)
Fuel and energy charges during the period	$4,237	$4,714	$5,425
Net collection of previously deferred retail fuel costs	159	—	256
Net deferral of retail fuel costs	—	(276)	—
Other, primarily capacity charges, net of any capacity deferral	581	544	539
Total	$4,977	$4,982	$6,220

The decrease in fuel and energy charges in 2011 reflects lower fuel and energy prices of $415 million and lower energy sales of $62 million.  The decrease in fuel and energy charges in 2010 reflects lower fuel and energy prices of approximately $822 million, partly offset by approximately $111 million attributable to higher energy sales.

O&M Expenses
FPL’s O&M expenses increased $79 million in 2011 primarily due to higher cost recovery clause costs which did not significantly affect net income.

FPL’s O&M expenses increased $124 million in 2010 reflecting an approximately $20 million charge for workforce reductions and higher nuclear and fossil generation, distribution, transmission and nuclear insurance costs of $34 million, $29 million, $16 million, $8 million and $12 million, respectively, partly offset by lower customer service costs, primarily due to lower uncollectible accounts, of $13 million.  The increase in nuclear generation costs is primarily due to higher maintenance costs and reflects a reimbursement in 2009 of prior years’ costs of approximately $10 million related to a spent nuclear fuel litigation settlement agreement with the U.S. Government.  The increase in fossil generation costs is primarily related to WCEC Units Nos. 1 and 2, which units were placed in service in the second half of 2009, and higher plant overhaul costs.  The increase in distribution and transmission costs reflects higher restoration and tree trimming costs.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2011	2010	2009
		(millions)
$125 million annual reduction under the 2005 rate agreement	$—	$—	$(125)
Surplus depreciation credit recorded under the 2010 rate agreement	(187)	(4)	—
Other depreciation and amortization recovered under base rates	944	891	942
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	41	121	280
Total	$798	$1,008	$1,097

From 2002 through 2009, FPL recorded the $125 million annual reduction in depreciation and amortization expense that was approved by the FPSC in previous rate orders.  Under the terms of the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million (surplus depreciation credit cap) over the 2010 to 2012 period.  In any year of the 2010 rate agreement FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.  As of December 31, 2011, approximately $585 million of the surplus depreciation credit cap remains available for use in 2012.  The increase in other depreciation and amortization expense recovered under base rates in 2011 is primarily due to higher plant in service balances.  The decline in other depreciation and amortization expense recovered under base rates in 2010 is primarily due to lower depreciation rates as a result of the FPSC rate order, partly offset by higher plant in service balances related to WCEC Units Nos. 1 and 2, which were placed in service in 2009.  The decrease in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization in 2011 and 2010 is primarily due to lower depreciation and amortization under the FPSC's nuclear cost recovery rule.  See Note 1 - Electric Plant, Depreciation and Amortization.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $37 million in 2011 primarily due to higher franchise fees and revenue taxes, both of which are pass-through costs and reflect the increase in revenues from fuel and other cost recovery clauses and pass-through costs.  Taxes other than income taxes and other decreased by $71 million in 2010 primarily due to changes in franchise fees and revenue taxes.  In addition, taxes other than income taxes and other in 2011 and 2010 reflect higher property taxes of $5 million and $34 million, respectively, primarily due to growth in plant in service balances and, in 2010, a higher average property tax rate, partly offset in 2011 by a lower average property tax rate.

Interest Expense
The increase in interest expense in 2011 is primarily due to higher average interest rates and higher average debt balances.  The increase in interest expense in 2010 is primarily due to higher average debt balances, as well as lower AFUDC - debt.  Interest expense on storm-recovery bonds, as well as certain other interest expense (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge.  Clause interest for 2011, 2010 and 2009 amounted to approximately $65 million, $56 million, and $45 million, respectively.  The increase in clause interest in 2011 and 2010 is primarily due to higher interest associated with solar, environmental and nuclear capacity expenditures.

AFUDC - Equity
The decrease in AFUDC - equity in 2010 is primarily attributable to WCEC Units Nos. 1 and 2, which units commenced commercial operation in 2009, partly offset by additional AFUDC - equity on WCEC Unit No. 3.  The decrease in AFUDC - equity in 2010 also reflects a decline, effective April 1, 2010, in the AFUDC rate from 7.41% to 6.41%, as approved by the FPSC.

NEER: Results of Operations

NEER’s net income for 2011, 2010 and 2009 was $774 million, $980 million and $759 million, respectively, resulting in a decrease in 2011 of $206 million and an increase in 2010 of $221 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2011	2010
	(millions)
New investments(a)	$(26)	$45
Existing assets(a)	26	54
Gas infrastructure(b)	23	23
Customer supply and proprietary power and gas trading businesses(b)	(92)	(25)
Asset sales	(18)	7
Impairment charges	(20)	(11)
Interest expense, differential membership costs and other	(14)	(85)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	17	196
Loss on sale of natural gas-fired generating assets(e)	(92)	—
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(10)	17
Net income increase (decrease)	$(206)	$221
______________________

(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred income tax and other benefits associated with convertible ITCs (see Note 1 -Electric Plant, Depreciation and Amortization, Note 1 - Income Taxes, Note 1 - Sale of Differential Membership Interests and Note 6) but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 3 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

(e)	See Note 4 - Nonrecurring Fair Value Measurements and Overview for additional information.

New Investments

Results from new investments for the years ended December 31, 2011, 2010 and 2009 include approximately $1 million, $66 million and $87 million, respectively, of deferred tax benefits associated with convertible ITCs.  In addition, an after-tax benefit associated with convertible ITCs of approximately $34 million was recorded in 2011 from the sale of membership interests where the investors elected to receive the convertible ITCs related to the underlying wind projects; the pretax amount of such benefit was recorded in taxes other than income taxes and other in NEE's consolidated statements of income for the year ended December 31, 2011.  Results from new investments in 2011 also reflect lower state ITCs partly offset by the addition of approximately 1,130 mw of wind and 5 mw of solar generation during or after 2010.  NEER’s 2010 results from new investments also reflect the addition of over 2,100 mw of wind generation during or after 2009 and a benefit related to state ITCs.

Existing Assets

In 2011, results from NEER's existing asset portfolio increased $26 million primarily due to:

•
lower after-tax depreciation and amortization expense of $44 million due to a change in estimate of the useful lives of certain equipment across the wind portfolio (see Note 1 - Electric Plant, Depreciation and Amortization),

•	higher wind results of approximately $35 million due to a higher wind resource partly offset by lower prices,

•	a $30 million income tax benefit related to a valuation allowance reversal for certain state ITCs reflecting state tax planning initiatives,

•	higher results of $23 million from a natural gas-fired project in California, which was sold in the fourth quarter of 2011, reflecting higher prices under a new long-term contract, partly offset by,

•	lower results at Seabrook of $91 million primarily due to extended and unplanned outages in 2011 and lower priced hedges, and

•	the expiration of PTCs ($15 million) on certain projects after ten years of production.

In 2010, results from NEER's existing asset portfolio increased $54 million primarily due to:

•	favorable results at Seabrook of approximately $62 million resulting primarily from the absence of an extended outage in 2010,

•	favorable generation due to lower curtailments and a higher wind resource across the wind portfolio totaling $46 million,

partly offset by,

•	unfavorable market conditions in the ERCOT market affecting NEER's merchant gas assets totaling $30 million, and

•	the absence of a tax benefit of $15 million recorded in 2009 related to a change in state tax law that extended the carry forward period of ITCs on certain wind projects.

Gas Infrastructure

The increase in gas infrastructure results in 2011 and 2010 is primarily due to exiting the hedged positions on a number of future gas drilling opportunities.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses decreased in 2011 by $92 million primarily due to lower full requirements results, lower power and gas trading results, lower results from the retail electricity provider reflecting the adverse effects of purchasing power at high prices during a period of hot weather in Texas in August 2011 and the absence of a gain on the sale of a power supply contract realized in 2010.  In 2010, results from the customer supply and proprietary power and gas trading businesses decreased by $25 million, primarily due to lower power and gas trading results, partly offset by the gain from the sale of the power supply contract.

Asset Sales

Asset sales in 2011 include an after-tax loss of $92 million realized on the sale of natural gas-fired generating assets, which due to its nature and significance was excluded from adjusted earnings (see Overview). Asset sales in 2010 include an after-tax gain of approximately $6 million on the sale of a coal-fired project and an after-tax gain on a waste-to-energy project of approximately $12 million recorded in 2010 after the expiration of an option for the buyer to sell the project back to NEER.  Asset sales in 2009 include after-tax gains of $3 million for the sale of wind development rights, $6 million for the sale of a 50 mw wind project and $2 million for the sale of an interest in the waste-to-energy project.

Impairment Charges

In 2011, NEER recorded impairment charges primarily to write down the value of certain wind and oil-fired generation assets deemed to be unrecoverable.  As a result of a fair value analysis, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million or $31 million after-tax.  See Note 4 - Nonrecurring Fair Value Measurements. In 2010, NEER recorded impairment charges of $19 million or $11 million after-tax to write down the value of certain assets associated with the plans to repower two California wind facilities.  These impairment charges are reported as a separate line item in NEE's consolidated statements of income.

Interest Expense, Differential Membership Costs and Other

In both 2011 and 2010, interest expense, differential membership costs and other reflects higher interest and other costs due to growth of the business and, for 2010, also reflects the absence of an $18 million income tax benefit recorded in 2009 due to a reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations.

Other Factors

In addition to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the year ended December 31, 2011 decreased $134 million primarily due to:

•
lower revenues at PMI, reflecting lower trading and full requirements activity, and the existing asset portfolio, primarily due to the extended and unplanned outages at Seabrook and unfavorable market conditions in the NEPOOL and ERCOT regions (collectively, approximately $763 million), partly offset by,

•	unrealized mark-to-market gains of $414 million from non-qualifying hedges compared to $75 million of losses on such hedges in 2010, and

•	higher revenues from project additions of $132 million.

Operating revenues for the year ended December 31, 2010 increased $639 million primarily due to:

•	higher revenues at PMI and NEER's retail electricity provider (collectively, approximately $242 million),

•	higher revenues in the existing asset portfolio of $206 million primarily due to the absence of an extended outage in 2010 at Seabrook,

•	higher revenues from project additions of $143 million,

•	higher gas infrastructure revenues of $31 million,

•	favorable generation due to lower curtailments and a higher wind resource across the wind portfolio, and

•	losses of $75 million on unrealized mark-to-market non-qualifying hedge activity compared to $88 million of such losses in 2009.

Operating Expenses
Operating expenses for the year ended December 31, 2011 decreased $53 million primarily due to:

•	lower fuel costs of approximately $445 million, and

•	higher benefits associated with differential membership interests of $102 million, partly offset by,

•	$95 million of unrealized mark-to-market losses from non-qualifying hedges compared to $364 million of gains on such hedges in 2010, and

•	higher impairment charges of $32 million.

Operating expenses for the year ended December 31, 2010 increased $262 million primarily due to:

•	higher fuel costs of approximately $366 million,

•
higher other operating expenses of $130 million due to higher maintenance activities, impairment charges associated with the plans to repower two California wind facilities and additional wells in gas infrastructure,

•	higher costs for project additions of approximately $85 million, partly offset by,

•	$364 million of unrealized mark-to-market gains from non-qualifying hedges compared to $60 million of such gains in 2009.

Interest Expense
NEER’s interest expense for the years ended December 31, 2011 and 2010 increased $15 million and $55 million, respectively, primarily due to increased borrowings to support the growth of the business, partly offset by lower average interest rates and, in 2011, higher interest capitalized on construction projects.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE’s consolidated statements of income for the year ended December 31, 2011, 2010 and 2009 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds and, in 2010, also reflect a pretax gain of $18 million on the sale of the waste-to-energy project.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and were approximately $271 million, $307 million and $255 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, NEE’s effective income tax rate for the years ended December 31, 2011, 2010 and 2009 was affected by deferred tax benefits associated with convertible ITCs of $2 million, $68 million and $88 million, respectively.  See Note 6.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet, Lone Star and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NEER.  Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating non-utility interest expense, the deferred credit associated with differential membership interests sold by NEER’s subsidiaries is included with debt.  Each subsidiary’s income taxes are calculated based on the “separate return method,” except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Years Ended December 31,
	2011	2010	2009
		(millions)
Interest expense, net of allocations to NEER	$(72)	$(63)	$(43)
Interest income	32	43	34
Federal and state income tax benefits	91	35	—
Other	30	17	34
Net income	$81	$32	$25

The increase in interest expense in 2011 and 2010 reflects additional debt outstanding, partly offset by lower average interest rates and, in 2010, a higher allocation of interest costs to NEER.  The decline in interest income in 2011 is primarily due to lower interest recorded on unrecognized tax benefits, reflecting the settlement with the Internal Revenue Service in 2011.  See Note 6 - Unrecognized Tax Benefits.  The increase in interest income in 2010 is primarily due to earnings on an energy-related loan made to a third party by a NEECH subsidiary.  The federal and state income tax benefits reflect consolidating income tax adjustments and include the following the items:

•	in 2011, a state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to state tax law changes,

•	in 2011, an income tax benefit of $41 million related to the dissolution of a subsidiary,

•	in 2011, a $6 million expense associated with the loss on sale of natural gas-fired generating assets, and

•	in 2010, an income tax benefit of $24 million related to employee benefits.

Other includes all other corporate income and expenses, as well as other business activities.  The decline in other in 2010 is primarily due to an $11 million after-tax loss on the sale of assets held under leveraged leases; the pretax amount ($17 million) of such loss is reflected in other - net in NEE's consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of cash flow from operations, short- and long-term borrowings, and the issuance, from time to time, of short- and long-term debt and equity securities, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

Sources and uses of NEE's and FPL's cash for the years ended December 31, 2011, 2010 and 2009 were as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(millions)
Sources of cash:
Cash flows from operating activities	$4,074	$3,834	$4,463	$2,245	$1,934	$2,871
Long-term borrowings, net of loan proceeds restricted for construction	3,375	3,724	3,220	840	924	516
Proceeds from the sale of differential membership interests, net of payments to investors	366	261	—	—	—	—
Sale of natural gas-fired generating assets	1,204	—	—	—	—	—
Capital contribution from NEE	—	—	—	410	660	—
Cash grants under the Recovery Act	624	588	100	218	161	—
Issuances of common stock - net	48	308	198	—	—	—
Net increase in short-term debt	460	—	154	229	—	45
Other sources	205	76	102	89	65	76
Total sources of cash	10,356	8,791	8,237	4,031	3,744	3,508
Uses of cash:
Capital expenditures and independent power and other investments and nuclear fuel purchases	(6,628)	(5,846)	(6,006)	(3,502)	(2,706)	(2,717)
Retirements of long-term debt	(2,121)	(769)	(1,635)	(45)	(42)	(263)
Net decrease in short-term debt	—	(1,130)	—	—	(717)	—
Dividends	(920)	(823)	(766)	(400)	(250)	(485)
Repurchases of common stock	(375)	—	—	—	—	—
Other uses	(237)	(159)	(127)	(68)	(92)	(80)
Total uses of cash	(10,281)	(8,727)	(8,534)	(4,015)	(3,807)	(3,545)
Net increase (decrease) in cash and cash equivalents	$75	$64	$(297)	$16	$(63)	$(37)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(millions)
FPL:
Generation:
New	$1,424	$1,112	$1,185
Existing	907	636	734
Transmission and distribution	880	606	633
Nuclear fuel	365	101	195
General and other	213	101	102
Other, primarily the exclusion of AFUDC - equity and change in accrued property additions	(287)	150	(132)
Total	$3,502	$2,706	$2,717
NEER:
Wind	953	1,950	2,625
Solar	594	185	40
Nuclear, including nuclear fuel	727	510	455
Other	500	427	115
Total	2,774	3,072	3,235
Corporate and Other	352	68	54
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$6,628	$5,846	$6,006

In February 2012, an indirect wholly-owned subsidiary of NEER issued Class B membership interests to two third-party investors for approximately $225 million. The NEER subsidiary has ownership interests in a wind generation facility with generating capacity totaling approximately 662 mw located in Texas.

Liquidity

On February 9, 2012, FPL and NEECH refinanced a portion of their bank revolving line of credit facilities. The table below provides the components of FPL's and NEECH's estimated total net available liquidity as of that date.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,018	$4,579	$7,597	(b)	(b)
Less letters of credit(c)	(80)	(1,484)	(1,564)
	2,938	3,095	6,033

Revolving credit facility	235	—	235	2014
Less borrowings	—	—	—
	235	—	235

Subtotal	3,173	3,095	6,268

Cash and cash equivalents(c)	26	400	426
Less commercial paper(c)	(412)	(1,188)	(1,600)
Net available liquidity	$2,787	$2,307	$5,094
_______________________

(a)
Provide for the funding of loans up to $7,597 million ($3,018 million for FPL) and the issuance of letters of credit up to $4,097 million ($1,568 million for FPL).  The entire amount of the credit facilities is available for general corporate purposes, including to provide back-up liquidity for FPL’s and NEECH’s commercial paper programs and other short-term borrowings and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss).  FPL’s bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)
Approximately $4 million and $1,114 million of FPL’s bank revolving line of credit facilities expire in 2012 and 2013, respectively. Approximately $10 million and $1,469 million of NEECH’s bank revolving line of credit facilities expire in 2012 and 2013, respectively.  The remaining portion of bank revolving line of credit facilities for FPL and NEECH expires in 2017.

(c)	As of January 31, 2012.

As of February 27, 2012, 62 banks participate in FPL’s and NEECH’s bank revolving line of credit facilities and FPL’s revolving credit facility, with no one bank providing more than 5% of the combined bank revolving line of credit facilities and FPL’s revolving credit facility. European banks provide approximately 35% of the combined bank revolving line of credit facilities and FPL's revolving credit facility. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under the bank revolving line of credit facilities.  In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective bank revolving line of credit facilities and FPL's revolving credit facility, FPL, in the case of FPL, and NEE, in the case of the NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH bank revolving line of credit facilities and FPL revolving credit facility also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2011, each of NEE and FPL was in compliance with its required ratio.

Additionally, at December 31, 2011, certain subsidiaries of NEE had credit or loan facilities with available liquidity as follows:

	Original Amount	Amount Remaining Available at December 31, 2011	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and NEER:
Canadian bank revolving credit agreements(a)	C$300	$121	Variable	2013	Canadian renewable generating assets
Revolving loan agreement(a)	€170	$175	Variable	2014	Construction of Spain solar project
NEER:
Senior secured limited-recourse loan agreement(b)(c)	€589	$485	Variable	2030	Construction of Spain solar project
Term loan facility(b)(c)	$150	$150	Variable	2019	Construction of Genesis solar project
Lone Star:
Senior secured limited-recourse loan agreement(b)(d)	$387	$279	Variable	2016	Construction of Lone Star transmission line and substations
______________________

(a)
Includes as a precondition to borrowing or issuing letters of credit as well as default and related acceleration provisions that require NEE's ratio of funded debt to total capitalization to not exceed a stated ratio. Payment obligations are guaranteed by NEE pursuant to the 1998 guarantee agreement with NEECH.

(b)
Includes default and related acceleration provisions for, among other things, failure to comply with certain covenants, including requirements that construction of the project must be completed by a certain date.

(c)
Borrowings are preconditioned on equity being contributed by the project's parent, and are drawn on a pro-rata basis with those equity contributions. The total equity funding commitment and, until certain conditions or obligations related to the project are met, certain obligations, including all or a portion of the debt payment obligations, are guaranteed by NEECH, which guarantee obligations are in turn guaranteed by NEE. The related NEECH guarantee contains default and acceleration provisions relating to, among other things, NEE's ratio of funded debt to total capitalization exceeding a specified ratio.

(d)
Borrowings are preconditioned on equity being contributed by Lone Star's parent, and are drawn on a pro-rata basis with those equity contributions. The total equity funding commitment has been guaranteed by NEECH, which guarantee obligations are in turn guaranteed by NEE.  The related NEECH guarantee contains default provisions and related provisions for acceleration of the unfunded equity commitment relating to, among other things, NEE's ratio of funded debt to total capitalization exceeding a specified ratio.

Storm Restoration Costs

At December 31, 2011, FPL had the capacity to absorb up to approximately $202 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.  See Note 1 – Revenue and Rates.

Dodd-Frank Act

The Dodd-Frank Act, enacted into law in July 2010, among other things, provides for the regulation of the OTC derivatives market.  The Dodd-Frank Act includes provisions that will require certain OTC derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. While the legislation is broad and detailed, substantial portions of the legislation require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the CFTC.  While some provisions of the statute related to OTC derivatives are currently in effect or have been finalized, the majority of the rules are expected to be finalized and implemented in 2012.  NEE and FPL cannot predict the impact of the final rules that will be adopted to implement the OTC derivative-related provisions of the Dodd-Frank Act.  Those rules could negatively affect NEE's and FPL's ability to hedge their commodity and interest rate risks, which could have a material effect on NEE's and FPL's risk exposure and financial results.  The rules also could cause NEER to decide to restructure part of its energy marketing and trading operations or to discontinue certain portions of that business.  In addition, if the rules require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NEE and FPL to penalties for any failure to comply with the new requirements.  The financial and operational impact of the final rules cannot be determined at this time, but could be material.

Capital Support

Letters of Credit, Surety Bonds and Guarantees
NEE and FPL obtain letters of credit and surety bonds, and issue guarantees to facilitate commercial transactions with third parties and financings.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind and solar development and other contractual agreements.

In addition, as part of contract negotiations in the normal course of business, NEE and FPL may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events.  The specified events may include, but are not limited to, an adverse judgment in a lawsuit, the imposition of additional taxes due to a change in tax law or interpretations of the tax law or the non-receipt of renewable tax credits or proceeds from cash grants under the Recovery Act.  NEE and FPL are unable to develop an estimate of the maximum potential amount of future payments under some of these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

In addition, NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.  See Note 14 - Commitments.

At December 31, 2011, NEE had approximately $1.4 billion of standby letters of credit ($40 million for FPL), approximately $160 million of surety bonds ($56 million for FPL) and approximately $14.5 billion notional amount of guarantees and indemnifications ($25 million for FPL), of which approximately $9.2 billion ($45 million for FPL) letters of credit, guarantees and indemnifications have expiration dates within the next five years.  An aggregate of approximately $1.3 billion ($34 million for FPL) of the standby letters of credit at December 31, 2011 were issued under FPL’s and NEECH’s credit facilities.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at December 31, 2011, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2009, NEE, NEECH, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of February 27, 2012, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of February 27, 2012, NEE and NEECH had approximately $2.3 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $750 million of board-authorized available capacity.

Contractual Obligations and Estimated Planned Capital Expenditures

NEE’s and FPL’s commitments at December 31, 2011 were as follows:

	2012	2013	2014	2015	2016	Thereafter		Total
	(millions)
Long-term debt, including interest:(a)
FPL	$428	$818	$409	$410	$411	$13,476	(b)	$15,952
NEER	729	958	986	707	677	4,317		8,374
Corporate and Other	739	1,697	1,531	1,610	405	12,580		18,562
Purchase obligations:
FPL(c)	5,985	3,810	2,900	2,545	2,295	9,415		26,950
NEER(d)	1,970	475	140	110	100	520		3,315
Corporate and Other(e)	250	15	—	—	—	—		265
Asset retirement activities:(f)
FPL(g)	—	—	—	—	—	7,106		7,106
NEER(h)	2	—	—	—	—	11,564		11,566
Other Commitments:
NEER(i)	142	76	78	103	115	557		1,071
Total	$10,245	$7,849	$6,044	$5,485	$4,003	$59,535		$93,161
___________________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2011 rates.

(b)
Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2011, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum charges under long-term purchased power and fuel contracts (see Note 14 - Contracts), and projected capital expenditures through 2016 (see Note 14 - Commitments).

(d)	Represents firm commitments primarily in connection with construction activities and fuel-related contracts. See Note 14 - Commitments and Contracts.

(e)	Represents firm commitments primarily for development and construction activities relating to Lone Star's transmission line and other associated facilities.

(f)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(g)
At December 31, 2011, FPL had approximately $2,612 million in restricted funds for the payment of future expenditures to decommission FPL’s nuclear units, which are included in NEE’s and FPL’s special use funds.  See Note 13.

(h)
At December 31, 2011, NEER’s 88.23% portion of Seabrook’s and 70% portion of Duane Arnold’s and its Point Beach’s restricted funds for the payment of future expenditures to decommission its nuclear units totaled approximately $1,130 million and are included in NEE’s special use funds.  See Note 13.

(i)
Represents estimated cash distributions related to membership interests and payments related to the acquisition of certain development rights.  For further discussion of membership interests, see Note 1 - Sale of Differential Membership Interests.

Credit Ratings

NEE’s and FPL’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements are dependent on their credit ratings.  At February 27, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

	Moody's(a)	S&P(a)	Fitch(a)
NEE:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A2	A-	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	VMIG-1	A	A+
Commercial paper	P-1	A-2	F1

NEECH:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F1
____________________

(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

NEE and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities noted above, with the exception of the Spain senior secured limited-recourse loan facility, the maintenance of a specific minimum credit rating is not a condition to drawing on these credit facilities.

Commitment fees and interest rates on loans under these credit facilities’ agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities.  In addition, a ratings downgrade could result in the requirement that NEE subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  FPL’s and NEECH’s credit facilities are available to support these potential requirements.

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure.  However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds.  Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock.  The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2011, no retained earnings were restricted by these provisions of the mortgage and in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2011, coverage for the 12 months ended December 31, 2011 would have been approximately 6.5 times the annual interest requirements and approximately 3.6 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2011, FPL could have issued in excess of $8.9 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.8 billion based on retired first mortgage bonds.  As of December 31, 2011, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NEE and NEECH executed a Replacement Capital Covenant (September 2006 RCC) in connection with NEECH's offering of $350 million principal amount of Series A Enhanced Junior Subordinated Debentures due 2066 and $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (collectively, Series A and Series B junior subordinated debentures).  The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of NEECH (other than the Series A and Series B junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC.  The September 2006 RCC provides that NEECH may redeem, and NEE or NEECH may purchase, any Series A and Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series A and Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the Series A and Series B junior subordinated debentures.

In June 2007, NEE and NEECH executed a Replacement Capital Covenant (June 2007 RCC) in connection with NEECH's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures).  The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series C junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the June 2007 RCC.  The June 2007 RCC provides that NEECH may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

In September 2007, NEE and NEECH executed a Replacement Capital Covenant (September 2007 RCC) in connection with NEECH's offering of $250 million principal amount of its Series D Junior Subordinated Debentures due 2067 and $350 million principal amount of Series E Junior Subordinated Debentures due 2067 (collectively, Series D and Series E junior subordinated debentures).  The September 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the

Series D and Series E junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2007 RCC.  The September 2007 RCC provides that NEECH may redeem, purchase, or defease, and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series D and Series E junior subordinated debentures on or before September 1, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series D and Series E junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the September 2007 RCC.

In March 2009, NEE and NEECH executed a Replacement Capital Covenant (March 2009 RCC) in connection with NEECH's offering of $375 million principal amount of its Series F Junior Subordinated Debentures due 2069.  The March 2009 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series F junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the March 2009 RCC.  The March 2009 RCC provides that NEECH may redeem, purchase, or defease, and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series F junior subordinated debentures on or before March 1, 2039, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series F junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the March 2009 RCC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

NEE’s and FPL’s significant accounting policies are described in Note 1 to the consolidated financial statements, which were prepared in accordance with GAAP.  Critical accounting policies are those that NEE and FPL believe are both most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

NEE and FPL consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated financial statements:

Accounting for Derivatives and Hedging Activities

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt issuances.  In addition, NEE, through NEER, uses derivatives to optimize the value of power generation assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.

Nature of Accounting Estimates

Accounting pronouncements require the use of fair value accounting if certain conditions are met, which requires significant judgment to measure the fair value of assets and liabilities.  This applies not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.  Much of the existing accounting guidance related to derivatives focuses on when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from derivative accounting rules, however the guidance does not address all contract issues.  As a result, significant judgment must be used in applying derivatives accounting guidance to contracts.  In the event changes in interpretation occur, it is possible that contracts that currently are excluded from derivatives accounting rules would have to be recorded on the balance sheet at fair value, with changes in the fair value recorded in the statement of income.

Assumptions and Accounting Approach

NEE's and FPL’s derivative instruments, when required to be marked to market, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are derived through internally developed models which estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date. The near-term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  NEE estimates the fair value of interest rate and foreign currency derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the derivative agreements.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the derivative.

At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 3.

In NEE’s non-rate regulated operations, predominantly NEER, all changes in the derivatives’ fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees’ related activity is recognized in equity in earnings of equity method investees in NEE’s consolidated statements of income, unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge.

For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in OCI, a component of common shareholders’ equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

Certain hedging transactions at NEER are entered into as economic hedges but the transactions do not meet the requirements for hedge accounting or hedge accounting treatment is not elected.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility.  These changes in fair value are captured in the non-qualifying hedge category in computing adjusted earnings.  This could be significant to NEER’s results because the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically-linked transactions.  For this reason, NEE’s management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 3, Overview and Energy Marketing and Trading and Market Risk Sensitivity.

Accounting for Pensions and Other Postretirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  NEE also has a supplemental executive retirement plan (SERP) which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of the SERP component is included within the pension plan as discussed below.  Management believes that, based on actuarial assumptions and the well-funded status of the pension plan, NEE will not be required to make any cash contributions to the qualified pension plan in the near future.

In addition to pension benefits, NEE sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits plan) for retirees of NEE and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.  NEE allocates net periodic benefit income or cost associated with the pension and other benefits plans to its subsidiaries annually using specific criteria.

Nature of Accounting Estimates

For the pension plan, the benefit obligation is the actuarial present value as of the December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.  The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered.  The projected benefit obligation is measured based on assumptions concerning future interest rates and future employee compensation levels.  For the other benefits plan, the benefit obligation is the actuarial present value as of the December 31 measurement date of all future benefits attributed under the terms of the other benefits plan to employee service rendered to that date.  NEE derives pension income and the cost of the other benefits plan from actuarial calculations based on each plan’s provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets and, in the case of the other benefits plan, health care cost trend rates.

Assumptions and Accounting Approach

NEE’s regulatory assets and liabilities are established in association with accounting guidance which requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders’ equity in the year in which the changes occur.  Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would be recorded in AOCI are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions include:

•	an expected long-term rate of return on qualified plan assets of 7.75% for all years for the pension plan and 8.00% for all years for the other benefits plan,

•	assumed increases in salary of 4.00% for all years,

•
weighted-average discount rates of 5.00%, 5.50%, and 6.90% for the pension plan and 5.25%, 5.50%, and 6.90% for the other benefits plan for the years ended December 31, 2011, 2010 and 2009, respectively, and

•
health care cost trend rates (as related to other benefits) for those under age 65 of 7.60% for medical and 8.20% for prescription drug benefits and for those age 65 and over of 7.25% for medical and 7.75% for prescription drug benefits.  These rates are assumed to decrease over the next 7 years for medical benefits and 9 years for prescription drug benefits to the ultimate trend rate of 5.50% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2018 for medical benefits and 2020 for prescription drug benefits.

In developing these assumptions, NEE evaluated input from its actuaries and consultants, as well as information available in the marketplace.  For the expected long-term rate of return on fund assets, NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its funds, as well as its funds' historical compounded returns.  NEE also considered input, including other qualitative and quantitative factors, from its actuaries and consultants as well as information available in the marketplace.  NEE believes that 7.75% and 8.00% are reasonable long-term rates of return on its pension plan and other benefits plan assets, respectively.  NEE will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

NEE bases its determination of pension and other benefits plan expense or income on a market-related valuation of assets, as prescribed by accounting guidance.  This market-related valuation reduces year-to-year volatility and recognizes investment gains or losses over a five-year period following the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return realized on those assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be affected as previously deferred gains or losses are recognized.  Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension income and other benefits plan expense only to the extent they exceed 10% of the greater of projected benefit obligations or the market-related value of assets.

The following table illustrates the effect on net periodic benefit income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2011 Net Periodic Benefit Income
	Change in Assumption	NEE	FPL
Expected long-term rate of return	(0.5)%	$(16)	$(11)
Discount rate	(0.5)%	$2	$1
Salary increase	0.5%	$(2)	$(1)
Health care cost trend rate(a)	1.0%	$—	$—
___________________

(a)
Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in NEE’s other benefits plan.

See Note 2.

Carrying Value of Long-Lived Assets

NEE evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Nature of Accounting Estimates

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Note 4 - Nonrecurring Fair Value Measurements.

Nuclear Decommissioning and Fossil/Solar Dismantlement

The components of NEE’s and FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil/Solar Dismantlement				Interim Removal Costs and Other				NEER		NEE
	December 31,				December 31,				December 31,				December 31,		December 31,
	2011		2010		2011		2010		2011		2010		2011	2010	2011	2010
	(millions)
AROs	$1,114		$1,057		$27		$23		$3		$3		$467	$556	$1,611	$1,639
Less capitalized ARO asset net of accumulated depreciation	—		—		7		4		—		—		—	—	7	4
Accrued asset removal costs(a)	216		207		337		336		1,644		1,701		—	—	2,197	2,244
Asset retirement obligation regulatory expense difference(a)	1,618		1,571		23		22		(1)		(1)		—	—	1,640	1,592
Accrued decommissioning, dismantlement and other accrued asset removal costs	$2,948	(b)	$2,835	(b)	$380	(b)	$377	(b)	$1,646	(b)	$1,703	(b)	$467	$556	$5,441	$5,471
____________________

(a)	Regulatory liability on NEE’s and FPL’s consolidated balance sheets.

(b)	Represents total amount accrued for ratemaking purposes.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil and solar dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation.  In addition, NEE and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, NEE and FPL are required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase NEE’s and FPL’s asset retirement obligations and conditional asset retirement obligations (collectively, AROs) as of December 31, 2011 by $126 million and $87 million, respectively.

Assumptions and Accounting Approach

NEE and FPL each account for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years. The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units.  The most recent studies, filed in 2010, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $6.2 billion, or $2.3 billion expressed in 2011 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC.  Unlike nuclear decommissioning, dismantlement costs are not funded.  The most recent studies became effective January 1, 2010.  At December 31, 2011, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $860 million, or $421 million expressed in 2011 dollars.  The majority of the dismantlement costs are not considered AROs.  FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

NEER - NEER records a liability for the present value of its expected decommissioning costs which is determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2011, the ARO for nuclear decommissioning of NEER’s nuclear plants totaled approximately $383 million.  NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $11.4 billion, or $1.9 billion expressed in 2011 dollars.

See Note 1 - Asset Retirement Obligations, Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 13.

Regulatory Accounting

NEE’s and FPL’s regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2011	2010	2011	2010
Regulatory assets:	(millions)
Current:
Deferred clause and franchise expenses	$112	$368	$112	$368
Derivatives	$502	$236	$502	$236
Other	$84	$82	$80	$76
Noncurrent:
Securitized storm-recovery costs	$517	$581	$517	$581
Other	$621	$329	$395	$293
Regulatory liabilities:
Current, included in other current liabilities	$21	$52	$24	$47
Noncurrent:
Accrued asset removal costs	$2,197	$2,244	$2,197	$2,244
Asset retirement obligation regulatory expense difference	$1,640	$1,592	$1,640	$1,592
Other	$419	$423	$416	$377

Nature of Accounting Estimates

Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  All regulatory assets and liabilities are included in rate base or otherwise earn (pay) a return on investment during the recovery period.

Assumptions and Accounting Approach

Accounting guidance allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities.  If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.  The continued applicability of regulatory accounting is assessed at each reporting period.  See Note 1 for a discussion of NEE’s and FPL’s other significant accounting policies.

Energy Marketing and Trading and Market Risk Sensitivity

NEE and FPL are exposed to risks associated with adverse changes in commodity prices, interest rates, equity prices and currency exchange rates.  Financial instruments and positions affecting the financial statements of NEE and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  Management has established risk management policies to monitor and manage such market risks, as well as credit risks.

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, NEE, through NEER, uses derivatives to optimize the value of power generation assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  See Critical Accounting Policies and Estimates and Note 3.

During 2010 and 2011, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2009	$39	$126	$131	$(64)	$232
Reclassification to realized at settlement of contracts	(98)	(126)	(102)	492	166
Inception value of new contracts	108	(45)	-	-	63
Effective portion of changes in fair value recorded in OCI	-	-	20	-	20
Ineffective portion of changes in fair value recorded in earnings	-	1	-	-	1
Changes in fair value excluding reclassification to realized	76	457	-	(664)	(131)
Fair value of contracts outstanding at December 31, 2010	125	413	49	(236)	351
Reclassification to realized at settlement of contracts	2	(96)	(41)	381	246
Inception value of new contracts and contracts sold	11	(11)	—	—	—
Changes in fair value excluding reclassification to realized	72	403	—	(646)	(171)
Fair value of contracts outstanding at December 31, 2011	210	709	8	(501)	426
Net option premium payments (receipts)	(195)	11	—	—	(184)
Net margin cash collateral paid (received)					(24)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2011	$15	$720	$8	$(501)	$218

NEE’s total energy contract net assets (liabilities) at December 31, 2011 shown above are included on the consolidated balance sheets as follows:

December 31, 2011
(millions)
Current derivative assets	$589
Noncurrent derivative assets	931
Current derivative liabilities	(1,024)
Noncurrent derivative liabilities	(278)
NEE's total mark-to-market energy contract net assets	$218

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2011 were as follows:

	Maturity
	2012	2013	2014	2015	2016	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(49)	$(73)	$4	$—	$—	$—	$(118)
Significant other observable inputs	(150)	19	4	10	—	33	(84)
Significant unobservable inputs	129	55	9	11	2	11	217
Total	(70)	1	17	21	2	44	15
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(24)	(6)	(3)	(4)	—	—	(37)
Significant other observable inputs	160	82	93	85	—	72	492
Significant unobservable inputs	(14)	25	38	40	—	176	265
Total	122	101	128	121	—	248	720
Owned Assets - OCI:
Quoted prices in active markets for identical assets	15	—	—	—	—	—	15
Significant other observable inputs	(7)	—	—	—	—	—	(7)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	8	—	—	—	—	—	8
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(505)	—	—	—	—	—	(505)
Significant unobservable inputs	3	1	—	—	—	—	4
Total	(502)	1	—	—	—	—	(501)
Total sources of fair value	$(442)	$103	$145	$142	$2	$292	$242

With respect to commodities, NEE’s Exposure Management Committee (EMC), which is comprised of certain members of senior management, and NEE's chief executive officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC and NEE's chief executive officer receive periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2011 and 2010, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2010	$—	$3	$3	$51	$21	$35	$51	$23	$36
December 31, 2011	$—	$2	$2	$38	$50	$25	$38	$50	$26
Average for the period ended December 31, 2011	$—	$3	$3	$46	$43	$37	$46	$43	$37
__________________________________

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest Rate Risk

NEE and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and other investments.  NEE and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and using a combination of fixed rate and variable rate debt.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

The following are estimates of the fair value of NEE's and FPL's financial instruments:

	December 31, 2011			December 31, 2010
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,897	$1,897	(a)	$1,701	$1,701	(a)
Other investments:
Debt securities	$89	$89	(a)	$114	$114	(a)
Notes receivable	$503	$535	(b)	$525	$583	(b)
Long-term debt, including current maturities	$21,614	$23,699	(c)	$19,929	$20,756	(c)
Interest rate swaps - net unrealized losses	$(283)	$(283)	(d)	$(16)	$(16)	(d)
FPL:
Fixed income securities - special use funds	$1,499	$1,499	(a)	$1,375	$1,375	(a)
Long-term debt, including current maturities	$7,533	$9,078	(c)	$6,727	$7,236	(c)
__________________________________

(a)	Based on quoted market prices for these or similar issues.

(b)	Based on market prices provided by external sources.

(c)	Provided by external sources based on market prices indicative of market conditions.

(d)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value.  At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2030 (2032 at FPL).

At December 31, 2011, the estimated fair value for NEE’s interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid		Rate Received		Estimated Fair Value
(millions)							(millions)
Fair value hedges - NEECH:
$250	May 2010	November 2013	Variable	(a)	2.55%		$6
$400	August 2010	September 2015	Variable	(b)	2.60%		11
$250	August 2011	June 2013	Variable	(c)	5.35%		(1)
$500	August 2011	December 2015	Variable	(d)	7.875%		(2)
$500	August 2011	March 2019	Variable	(e)	6.00%		6
$400	August 2011	June 2021	Variable	(f)	4.50%		12
Total fair value hedges							32
Cash flow hedges:
NEER:
$32	December 2003	December 2017	4.245%		Variable	(g)	(3)
$10	April 2004	December 2017	3.845%		Variable	(g)	(1)
$130	December 2005	November 2019	4.905%		Variable	(g)	(14)
$336	January 2007	January 2022	5.390%		Variable	(h)	(40)
$292	January 2009	December 2016	2.680%		Variable	(g)	(17)
$124	January 2009(i)	December 2023	3.725%		Variable	(g)	(3)
$78	January 2009	December 2023	2.578%		Variable	(j)	(3)
$17	March 2009	December 2016	2.655%		Variable	(g)	(1)
$7	March 2009(i)	December 2023	3.960%		Variable	(g)	—
$282	May 2009	May 2017	3.015%		Variable	(g)	(20)
$106	May 2009(i)	May 2024	4.663%		Variable	(g)	(4)
$239	April 2010	January 2027	4.040%		Variable	(h)	(37)
$275	October 2010	September 2028	2.822%		Variable	(g)	(18)
$255	April 2011	December 2013	2.733%		Variable	(k)	(18)
$764	April 2011(i)	June 2018	4.042%		Variable	(l)	(54)
$632	April 2011(i)	December 2030	4.694%		Variable	(l)	(53)
$70	August 2011	January 2016	(m)		Variable	(g)	—
$216	December 2011	December 2029	2.275%		Variable	(g)	(5)
NEECH:
$250	October 2010(i)	June 2023	3.479%		Variable	(g)	(24)
Total cash flow hedges							(315)
Total interest rate swaps							$(283)
___________________________

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 0.4726%.

(b)	Three-month LIBOR plus 0.7980%.

(c)	Three-month LIBOR plus 4.8275%.

(d)	Three-month LIBOR plus 6.675%.

(e)	Three-month LIBOR plus 3.945%.

(f)	Three-month LIBOR plus 2.05%.

(g)	Three-month LIBOR.

(h)	Six-month LIBOR.

(i)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2013, June 2018 and June 2013, respectively.

(j)	Three-month Banker's Acceptance Rate.

(k)	One-month Euro Interbank Offered Rate (Euribor).

(l)	Six-month Euribor.

(m)	Rate varies over time from 0.4914% to 3.0048%.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE’s net liabilities would increase by approximately $1,012 million ($421 million for FPL) at December 31, 2011.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $1,970 million and $2,041 million ($1,238 million and $1,262 million for FPL) at December 31, 2011 and 2010, respectively.  At December 31, 2011, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $183 million ($116 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At December 31, 2011, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments.  At December 31, 2011 and 2010, the fair value of cross currency swaps was approximately $18 million and $44 million, respectively.

Credit Risk

NEE and its subsidiaries are also exposed to credit risk through their energy marketing and trading operations.  Credit risk is the risk that a financial loss will be incurred if a counterparty to a transaction does not fulfill its financial obligation.  NEE manages counterparty credit risk for its subsidiaries with energy marketing and trading operations through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.

Credit risk is also managed through the use of master netting agreements.  NEE’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.  For all derivative and contractual transactions, NEE’s energy marketing and trading operations, which includes FPL’s energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Some relevant considerations when assessing NEE’s energy marketing and trading operations’ credit risk exposure include the following:

•	Operations are primarily concentrated in the energy industry.

•
Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the U.S.

•	Overall credit risk is managed through established credit policies and is overseen by the EMC.

•
Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of margin cash collateral.

•
Master netting agreements are used to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  NEE’s policy is to have master netting agreements in place with significant counterparties.

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of December 31, 2011, approximately 97% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NextEra Energy, Inc.'s (NEE) and Florida Power & Light Company's (FPL) management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, we, along with all other members of management, maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived.  In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of NEE and FPL and their subsidiaries are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements.  In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties.  Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The system of internal accounting control is supported by written policies and guidelines, the selection and training of qualified employees, an organizational structure that provides an appropriate division of responsibility and a program of internal auditing.  NEE's written policies include a Code of Business Conduct & Ethics that states management's policy on conflicts of interest and ethical conduct.  Compliance with the Code of Business Conduct & Ethics is confirmed annually by key personnel.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework.  Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2011.

NEE's and FPL's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on NEE's and FPL's consolidated financial statements and an opinion on NEE's and FPL's internal control over financial reporting.  Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions.  These reports appear on the following pages.

LEWIS HAY, III	MORAY P. DEWHURST
Lewis Hay, III Chairman and Chief Executive Officer of NEE and Chairman of the Board of FPL	Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE and FPL

ARMANDO J. OLIVERA	CHRIS N. FROGGATT
Armando J. Olivera Chief Executive Officer of FPL	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NEE

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. NextEra Energy's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on NextEra Energy’s and FPL’s internal control over financial reporting based on our audits.

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

In our opinion, NextEra Energy and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of NextEra Energy and FPL and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2011 and 2010, and the related consolidated statements of income, NextEra Energy’s common shareholders' equity, FPL’s common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of NextEra Energy's and FPL's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NextEra Energy and FPL at December 31, 2011 and 2010, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextEra Energy’s and FPL’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on NextEra Energy’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 27, 2012

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
OPERATING REVENUES	$15,341	$15,317	$15,643
OPERATING EXPENSES
Fuel, purchased power and interchange	6,256	6,242	7,405
Other operations and maintenance	3,002	2,877	2,649
Impairment charges	51	19	—
Depreciation and amortization	1,567	1,788	1,765
Taxes other than income taxes and other	1,087	1,148	1,230
Total operating expenses	11,963	12,074	13,049
OPERATING INCOME	3,378	3,243	2,594
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,035)	(979)	(849)
Loss on sale of natural gas-fired generating assets	(151)	—	—
Equity in earnings of equity method investees	55	58	52
Allowance for equity funds used during construction	39	37	53
Interest income	79	91	78
Gains on disposal of assets - net	85	67	60
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(36)	(16)	(58)
Other - net	38	(12)	12
Total other deductions - net	(926)	(754)	(652)
INCOME BEFORE INCOME TAXES	2,452	2,489	1,942
INCOME TAXES	529	532	327
NET INCOME	$1,923	$1,957	$1,615
Earnings per share of common stock:
Basic	$4.62	$4.77	$3.99
Assuming dilution	$4.59	$4.74	$3.97
Dividends per share of common stock	$2.20	$2.00	$1.89
Weighted-average number of common shares outstanding:
Basic	416.6	410.3	404.4
Assuming dilution	419.0	413.0	407.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2011	2010
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$50,768	$48,841
Nuclear fuel	1,795	1,539
Construction work in progress	4,989	3,841
Less accumulated depreciation and amortization	(15,062)	(15,146)
Total property, plant and equipment - net ($3,063 and $2,398 related to VIEs, respectively)	42,490	39,075
CURRENT ASSETS
Cash and cash equivalents	377	302
Customer receivables, net of allowances of $11 and $20, respectively	1,372	1,509
Other receivables	430	1,073
Materials, supplies and fossil fuel inventory	1,074	857
Regulatory assets:
Deferred clause and franchise expenses	112	368
Derivatives	502	236
Other	84	82
Derivatives	611	506
Other	310	325
Total current assets	4,872	5,258
OTHER ASSETS
Special use funds	3,867	3,742
Other investments	907	971
Prepaid benefit costs	1,021	1,259
Regulatory assets:
Securitized storm-recovery costs ($317 and $356 related to a VIE, respectively)	517	581
Other	621	329
Derivatives	973	589
Other	1,920	1,190
Total other assets	9,826	8,661
TOTAL ASSETS	$57,188	$52,994
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 416 and 421, respectively)	$4	$4
Additional paid-in capital	5,217	5,418
Retained earnings	9,876	8,873
Accumulated other comprehensive (loss) income	(154)	166
Total common shareholders' equity	14,943	14,461
Long-term debt ($1,364 and $1,338 related to VIEs, respectively)	20,810	18,013
Total capitalization	35,753	32,474
CURRENT LIABILITIES
Commercial paper	1,349	889
Current maturities of long-term debt	808	1,920
Accounts payable	1,191	1,124
Customer deposits	547	634
Accrued interest and taxes	464	462
Derivatives	1,090	536
Accrued construction-related expenditures	518	371
Other	752	968
Total current liabilities	6,719	6,904
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,611	1,639
Accumulated deferred income taxes	5,681	5,109
Regulatory liabilities:
Accrued asset removal costs	2,197	2,244
Asset retirement obligation regulatory expense difference	1,640	1,592
Other	419	423
Derivatives	541	243
Deferral related to differential membership interests - VIEs	1,203	949
Other	1,424	1,417
Total other liabilities and deferred credits	14,716	13,616
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$57,188	$52,994
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,923	$1,957	$1,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,567	1,788	1,765
Nuclear fuel amortization	277	285	239
Loss on sale of natural gas-fired generating assets	151	—	—
Impairment charges	51	19	—
Unrealized (gains) losses on marked to market energy contracts	(271)	(386)	59
Deferred income taxes	553	511	273
Cost recovery clauses and franchise fees	181	(629)	624
Changes in prepaid option premiums and derivative settlements	(11)	86	(11)
Equity in earnings of equity method investees	(55)	(58)	(52)
Distributions of earnings from equity method investees	95	74	69
Allowance for equity funds used during construction	(39)	(37)	(53)
Gains on disposal of assets - net	(85)	(67)	(60)
Other than temporary impairment losses on securities held in nuclear decommissioning funds	36	16	58
Other - net	203	38	119
Changes in operating assets and liabilities:
Customer receivables	93	(73)	18
Other receivables	56	(29)	(13)
Materials, supplies and fossil fuel inventory	(308)	22	85
Other current assets	(22)	(52)	9
Other assets	(103)	42	(103)
Accounts payable	(97)	179	(86)
Customer deposits	(87)	21	38
Margin cash collateral	81	61	(110)
Income taxes	62	56	8
Interest and other taxes	12	(3)	22
Other current liabilities	3	76	(45)
Other liabilities	(192)	(63)	(5)
Net cash provided by operating activities	4,074	3,834	4,463
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,137)	(2,605)	(2,522)
Independent power and other investments of NEER	(2,601)	(2,899)	(3,068)
Cash grants under the American Recovery and Reinvestment Act of 2009	624	588	100
Funds received from a spent fuel settlement	73	44	86
Nuclear fuel purchases	(538)	(274)	(362)
Other capital expenditures	(352)	(68)	(54)
Sale of natural gas-fired generating assets	1,204	—	—
Loan proceeds restricted for construction	(565)	—	—
Proceeds from sale or maturity of securities in special use funds	4,348	6,726	4,592
Purchases of securities in special use funds	(4,440)	(6,835)	(4,710)
Proceeds from sale or maturity of other securities	488	721	773
Purchases of other securities	(515)	(714)	(782)
Other - net	132	32	12
Net cash used in investing activities	(5,279)	(5,284)	(5,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,940	3,724	3,220
Retirements of long-term debt	(2,121)	(769)	(1,635)
Proceeds from sale of differential membership interests	466	261	—
Payments to differential membership investors	(100)	—	—
Net change in short-term debt	460	(1,130)	154
Issuances of common stock - net	48	308	198
Repurchases of common stock	(375)	—	—
Dividends on common stock	(920)	(823)	(766)
Other - net	(118)	(57)	4
Net cash provided by financing activities	1,280	1,514	1,175
Net increase (decrease) in cash and cash equivalents	75	64	(297)
Cash and cash equivalents at beginning of year	302	238	535
Cash and cash equivalents at end of year	$377	$302	$238
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$978	$916	$805
Cash (received) paid for income taxes - net	$(95)	$20	$61
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt in connection with the purchase of independent power projects	$—	$35	$—
Accrued property additions	$909	$545	$683
Sale of natural gas-fired generating assets through assumption of debt by buyer	$158	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(millions)

	Common Stock			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)(a)	Retained Earnings	Common Shareholders' Equity
	Shares		Aggregate Par Value
Balances, December 31, 2008	409		$4	$4,905	$(100)	$(13)	$6,885	$11,681
Net income	—		—	—	—	—	1,615
Issuances of common stock, net of issuance cost of approximately $2	4		—	204	4	—	—
Exercise of stock options and other incentive plan activity	1		—	56	—	—	—
Dividends on common stock	—		—	—	—	—	(766)
Earned compensation under ESOP	—		—	30	11	—	—
Other comprehensive income	—		—	—	—	165	—
Defined benefit pension and other benefits plans	—		—	—	—	22	—
Premium on publicly-traded equity units known as Corporate Units	—		—	(47)	—	—	—
Issuance costs on publicly-traded equity units known as Corporate Units	—		—	(8)	—	—	—
Implementation of new accounting rules	—		—	—	—	(5)	5
Balances, December 31, 2009	414	(b)	4	5,140	(85)	169	7,739	$12,967
Net income	—		—	—	—	—	1,957
Issuances of common stock, net of issuance cost of approximately $2	6		—	279	5	—	—
Exercise of stock options and other incentive plan activity	1		—	107	—	—	—
Dividends on common stock	—		—	—	—	—	(823)
Earned compensation under ESOP	—		—	26	11	—	—
Other comprehensive loss	—		—	—	—	(5)	—
Defined benefit pension and other benefits plans	—		—	—	—	2	—
Premium on publicly-traded equity units known as Corporate Units	—		—	(59)	—	—	—
Issuance costs on publicly-traded equity units known as Corporate Units	—		—	(6)	—	—	—
Balances, December 31, 2010	421	(b)	4	5,487	(69)	166	8,873	$14,461
Net income	—		—	—	—	—	1,923
Issuances of common stock, net of issuance cost of less than $1	1		—	59	5	—	—
Repurchases of common stock	(7)		—	(375)	—	—	—
Exercise of stock options and other incentive plan activity	1		—	68	—	—	—
Dividends on common stock	—		—	—	—	—	(920)
Earned compensation under ESOP	—		—	31	11	—	—
Other comprehensive loss	—		—	—	—	(275)	—
Defined benefit pension and other benefits plans	—		—	—	—	(45)	—
Balances, December 31, 2011	416	(b)	$4	$5,270	$(53)	$(154)	$9,876	$14,943
__________________________________

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $1,603 million, $1,954 million and $1,802 million for 2011, 2010 and 2009, respectively.

(b)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled approximately 4 million, 5 million and 6 million at December 31, 2011, 2010 and 2009, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2011	2010	2009
OPERATING REVENUES	$10,613	$10,485	$11,491
OPERATING EXPENSES
Fuel, purchased power and interchange	4,977	4,982	6,220
Other operations and maintenance	1,699	1,620	1,496
Depreciation and amortization	798	1,008	1,097
Taxes other than income taxes and other	1,063	1,026	1,097
Total operating expenses	8,537	8,636	9,910
OPERATING INCOME	2,076	1,849	1,581
OTHER INCOME (DEDUCTIONS)
Interest expense	(387)	(361)	(318)
Allowance for equity funds used during construction	35	36	53
Other - net	(2)	1	(12)
Total other deductions - net	(354)	(324)	(277)
INCOME BEFORE INCOME TAXES	1,722	1,525	1,304
INCOME TAXES	654	580	473
NET INCOME	$1,068	$945	$831

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2011	2010
ELECTRIC UTILITY PLANT
Plant in service	$31,564	$29,519
Nuclear fuel	1,005	729
Construction work in progress	2,601	2,175
Less accumulated depreciation and amortization	(10,916)	(10,871)
Electric utility plant - net	24,254	21,552
CURRENT ASSETS
Cash and cash equivalents	36	20
Customer receivables, net of allowances of $8 and $17, respectively	682	710
Other receivables	312	395
Materials, supplies and fossil fuel inventory	759	505
Regulatory assets:
Deferred clause and franchise expenses	112	368
Derivatives	502	236
Other	80	76
Other	166	145
Total current assets	2,649	2,455
OTHER ASSETS
Special use funds	2,737	2,637
Prepaid benefit costs	1,088	1,035
Regulatory assets:
Securitized storm-recovery costs ($317 and $356 related to a VIE, respectively)	517	581
Other	395	293
Other	176	145
Total other assets	4,913	4,691
TOTAL ASSETS	$31,816	$28,698
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,464	5,054
Retained earnings	4,013	3,364
Total common shareholder's equity	10,850	9,791
Long-term debt ($437 and $486 related to a VIE, respectively)	7,483	6,682
Total capitalization	18,333	16,473
CURRENT LIABILITIES
Commercial paper	330	101
Current maturities of long-term debt	50	45
Accounts payable	678	554
Customer deposits	541	628
Accrued interest and taxes	221	311
Derivatives	512	245
Accrued construction-related expenditures	261	183
Other	373	441
Total current liabilities	2,966	2,508
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,144	1,083
Accumulated deferred income taxes	4,593	3,835
Regulatory liabilities:
Accrued asset removal costs	2,197	2,244
Asset retirement obligation regulatory expense difference	1,640	1,592
Other	416	377
Other	527	586
Total other liabilities and deferred credits	10,517	9,717
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$31,816	$28,698

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,068	$945	$831
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	798	1,008	1,097
Nuclear fuel amortization	147	137	127
Deferred income taxes	675	419	391
Cost recovery clauses and franchise fees	181	(629)	624
Allowance for equity funds used during construction	(35)	(36)	(53)
Other - net	73	16	75
Changes in operating assets and liabilities:
Customer receivables	28	127	(42)
Other receivables	37	(43)	42
Materials, supplies and fossil fuel inventory	(254)	23	34
Other current assets	(20)	(25)	6
Other assets	(52)	40	(62)
Accounts payable	(49)	51	(91)
Customer deposits	(88)	22	37
Income taxes	(215)	(129)	(132)
Interest and other taxes	(21)	7	10
Other current liabilities	32	22	(33)
Other liabilities	(60)	(21)	10
Net cash provided by operating activities	2,245	1,934	2,871
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,137)	(2,605)	(2,522)
Cash grants under the American Recovery and Reinvestment Act of 2009	218	161	—
Funds received from a spent fuel settlement	57	32	71
Nuclear fuel purchases	(365)	(101)	(195)
Proceeds from sale or maturity of securities in special use funds	2,988	5,079	3,270
Purchases of securities in special use funds	(3,052)	(5,160)	(3,349)
Other - net	32	33	(1)
Net cash used in investing activities	(3,259)	(2,561)	(2,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	840	924	516
Retirements of long-term debt	(45)	(42)	(263)
Net change in short-term debt	229	(717)	45
Capital contribution from NEE	410	660	—
Dividends to NEE	(400)	(250)	(485)
Other - net	(4)	(11)	5
Net cash provided by (used in) financing activities	1,030	564	(182)
Net increase (decrease) in cash and cash equivalents	16	(63)	(37)
Cash and cash equivalents at beginning of year	20	83	120
Cash and cash equivalents at end of year	$36	$20	$83
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$389	$321	$305
Cash paid for income taxes - net	$194	$291	$232
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$526	$275	$418

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY(a)
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2008	$1,373	$4,393	$2,323	$8,089
Net income	—	—	831
Dividends to NEE	—	—	(485)
Other	—	—	1
Balances, December 31, 2009	1,373	4,393	2,670	$8,436
Net income	—	—	945
Capital contributions from NEE	—	660	—
Dividends to NEE	—	—	(250)
Other	—	1	(1)
Balances, December 31, 2010	1,373	5,054	3,364	$9,791
Net income	—	—	1,068
Capital contributions from NEE	—	410	—
Dividends to NEE	—	—	(419)
Balances, December 31, 2011	$1,373	$5,464	$4,013	$10,850
__________________________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary NextEra Energy Resources, LLC (NEER).  FPL, a rate-regulated electric utility, supplies electric service to approximately 4.6 million customer accounts throughout most of the east and lower west coasts of Florida.  NEER invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

The consolidated financial statements of NEE and FPL include the accounts of their respective majority-owned and controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.  The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

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

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Beginning in 2009, pre-construction costs and carrying charges on construction costs for FPL's planned two additional nuclear units at Turkey Point and carrying charges on construction costs for FPL's approximately 450 megawatt (mw) to 490 mw of additional capacity at St. Lucie and Turkey Point are also recoverable through a cost recovery clause.  Also beginning in 2009, costs incurred for FPL's three solar generating facilities are recoverable through a cost recovery clause.  In accordance with the 2010 rate agreement, cost recovery for FPL's West County Energy Center (WCEC) Unit No. 3, which was placed in service in May 2011, is permitted up to the amount of the projected annual fuel savings for customers during the term of the 2010 rate agreement through a cost recovery clause and is reported as retail base revenues.  See Revenues and Rates below.  Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery.  Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables on NEE's and FPL's consolidated balance sheets and amounted to approximately $160 million and $148 million at December 31, 2011 and 2010, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation above), franchise fees, gross receipts taxes and surcharges related to storm-recovery bonds (see Note 9 - FPL).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $716 million, $687 million and $791 million in 2011, 2010 and 2009, respectively.  The revenues from the surcharges related to storm-recovery bonds included in operating revenues in NEE's and FPL's consolidated statements of income were approximately $100 million, $101 million and $91 million in 2011, 2010 and 2009, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets.

Effective March 1, 2010, pursuant to an FPSC final order (FPSC rate order) new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The FPSC rate order also established a regulatory return on common equity (ROE) of 10.0% with a range of plus or minus 100 basis points and an adjusted regulatory equity ratio of 59.1%.  It also shifted certain costs from retail base rates to the capacity cost recovery clause (capacity clause).  In addition, the FPSC rate order directed FPL to reduce depreciation expense (surplus depreciation credit) over the 2010 to 2013 period related to a depreciation reserve surplus of approximately $895 million.  In February 2011, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and principal parties in FPL's 2009 rate case regarding FPL's base rates (2010 rate agreement), which enables FPL to earn a regulatory ROE of up to 11% per year over the term of the 2010 rate

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement. Key elements of the 2010 rate agreement, which is effective through December 31, 2012, are as follows:

•	Subject to the provisions of the 2010 rate agreement, retail base rates are effectively frozen through the end of 2012.

•
Incremental cost recovery through FPL’s capacity clause for WCEC Unit No. 3, which was placed in service in May 2011, is permitted up to the amount of the projected annual fuel savings for customers during the term of the 2010 rate agreement.

•
Future storm restoration costs would be recoverable on an accelerated basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kilowatt-hours (kwh) of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover the amount above $800 million.

•
If FPL's earned regulatory ROE falls below 9%, FPL may seek retail base rate relief.  If FPL's earned regulatory ROE rises above 11%, any party to the 2010 rate agreement may seek a reduction in FPL’s retail base rates.  In determining the regulatory ROE for all purposes under the 2010 rate agreement, earnings will be calculated on an actual, non-weather-adjusted basis.

•
FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a total cap of $776 million (surplus depreciation credit cap) over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement FPL must use at least enough surplus depreciation credit to maintain a 9% earned regulatory ROE but may not use any amount of surplus depreciation credit that would result in an earned regulatory ROE in excess of 11%.

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

In January 2012, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding.  The notification stated that, based on preliminary estimates, FPL expects to request a base rate increase of approximately $525 million effective January 2013 and an additional base rate increase of approximately $170 million annually commencing when the modernized Cape Canaveral plant becomes operational, which is expected to occur in June 2013.  FPL expects to propose an allowed regulatory ROE of 11.25% with a 0.25% ROE adder, which is included in the base rate increase FPL expects to request, if FPL maintains the lowest typical residential customer bill among all the electric utilities in Florida. FPL expects to file its formal request to initiate a base rate proceeding before the end of the first quarter of 2012.  A final FPSC decision regarding FPL's base rates is expected in the fourth quarter of 2012 in time for new rates to be effective January 1, 2013.

NEER's revenue is recorded on the basis of commodities delivered, contracts settled or services rendered, and includes estimated amounts yet to be billed to customers.  Certain commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue, unless hedge accounting is applied.  See Energy Trading and Note 3.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2011, the electric generating, transmission, distribution and general facilities of FPL represented approximately 48%, 12%, 36% and 4%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of NEER's generating facilities are encumbered by liens securing various financings.  The net book value of NEER's assets serving as collateral was approximately $8 billion at December 31, 2011.  The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property).  Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and were approximately $1.2 billion ($186 million at FPL) and $1.0 billion ($186 million at FPL) at December 31, 2011 and 2010, respectively, and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2011 and 2010, approximately $95 million (none at FPL) and $429 million ($124 million at FPL), respectively, of such convertible ITCs are included in other receivables on NEE's and FPL's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recovery clause.  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years.  As part of the FPSC rate order, the FPSC approved new depreciation rates which became effective January 1, 2010.  In addition, in accordance with the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken in any calendar year up to a maximum of $267 million (with any unused portion of the maximum rolling over to and available in subsequent years), provided its regulatory ROE remains within the range of 9% to 11%; FPL may use up to a maximum of $776 million in surplus depreciation credit over the course of the 2010 rate agreement.  FPL recognized approximately $187 million and $4 million of the surplus depreciation credit cap in 2011 and 2010, respectively.  Under the terms of the 2005 rate agreement, FPL's electric property depreciation rates were based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however FPL reduced depreciation by $125 million annually as was allowed by the 2005 rate agreement.  The weighted annual composite depreciation rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.2%, 3.2% and 3.6% for 2011, 2010 and 2009, respectively.

NEER's electric plants in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives.  NEER's effective depreciation rates, excluding decommissioning, were 4.0%, 4.4% and 4.2% for 2011, 2010 and 2009, respectively.  NEER reviews the estimated useful lives of its fixed assets on an ongoing basis.  In 2011, this review indicated that the actual lives of certain equipment at NEER's wind plants are expected to be longer than the previously estimated useful lives used for depreciation purposes.  As a result, effective January 1, 2011, NEER changed the estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets are expected to remain in service.  The useful lives of substantially all of the wind plants’ equipment that were previously estimated to be 25 years were increased to 30 years.  The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11 for the year ended December 31, 2011.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  See Note 14 - Contracts.  FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2011, AFUDC was capitalized at a rate of 6.41% and amounted to approximately $50 million. During the period January 2010 through March 2010 and during April 2010 through December 2010, AFUDC was capitalized at a rate of 7.41% and 6.41%, respectively, and amounted to approximately $50 million for the year.  During 2009, AFUDC was capitalized at a rate of 7.41%, and amounted to approximately $74 million.  See Note 14 - Commitments.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights.  At December 31, 2011 and 2010, NEER's capitalized development costs totaled approximately $89 million and $99 million, respectively, which are included in other assets on NEE's consolidated balance sheets.  These costs include land rights and other third-party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when it is probable that these costs are not realizable.

NEER's construction work in progress includes construction materials, prepayments on turbine generators and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects.  Interest capitalized on construction projects amounted to approximately $104 million, $71 million and $85 million during 2011, 2010 and 2009, respectively.  Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric utility plant in service and other property.

Asset Retirement Obligations - NEE and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life.  Changes in the ARO resulting from the passage of time are

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when asset retirement cost is depleted, in the case of NEE's non-rate regulated operations, and ARO and regulatory liability, in the case of FPL.  See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 13.

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

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2010.  These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $6.2 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2011 dollars, is estimated by the studies to aggregate $2.3 billion.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets.  Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts consistent with regulatory treatment.  See Note 5.  Contributions to the funds have been suspended since 2005.  Fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income/loss and then recorded to reflect a corresponding increase/decrease in the related regulatory liability accounts.  As a result, there is no effect on net income.  During 2011, 2010 and 2009, fund earnings on decommissioning funds were approximately $66 million, $76 million and $81 million, respectively.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil and solar plant dismantlement studies are performed at least every four years and are submitted to the FPSC for approval.  FPL's latest fossil and solar plant dismantlement studies became effective January 1, 2010 and resulted in an increase in the annual expense from $15 million to $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income.  At December 31, 2011, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $860 million, or $421 million expressed in 2011 dollars.

NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  See Note 13.  At December 31, 2011 and 2010, NEER's ARO related to nuclear decommissioning totaled approximately $383 million and $478 million, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.4 billion, or $1.9 billion expressed in 2011 dollars.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2011 and the final order on the proposed decommissioning funding plan is pending NDFC approval. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC, and in January 2012, the NDFC issued an interim order suspending Seabrook's decommissioning funding requirements pending the NDFC's final order.  Currently, there are no ongoing decommissioning funding requirements for Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC) has the authority to require additional funding in the future.  NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance sheets.  Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value.  Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  See Note 5.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs - FPL uses the accrue-in-advance method for recognizing costs associated with planned major nuclear maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability.  FPL expenses costs associated with planned fossil maintenance as incurred.  FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for nuclear maintenance costs at December 31, 2011 and 2010 totaled approximately $49 million and $58 million, respectively, and is included in regulatory liabilities - other.  For the years ended December 31, 2011, 2010 and 2009, FPL recognized approximately $97 million, $100 million and $84 million, respectively, in nuclear maintenance costs which are included in O&M expenses in NEE's and FPL's consolidated statements of income.

NEER uses the deferral method to account for certain planned major maintenance costs.  NEER's major maintenance costs for its nuclear generating units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.  NEER's capitalized major maintenance costs, net of accumulated amortization, totaled approximately $133 million and $95 million at December 31, 2011 and 2010, respectively, and are included in other assets.  For the years ended December 31, 2011, 2010 and 2009, NEER recognized approximately $77 million, $88 million and $73 million in major maintenance costs which are included in O&M expenses in NEE's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2011 and 2010, NEE had approximately $88 million ($37 million for FPL) and $111 million ($39 million for FPL), respectively, of restricted cash included in other current assets on NEE's and FPL's consolidated balance sheets, which was restricted primarily for margin cash collateral and debt service payments.  Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments. See Note 3.  In addition, NEE had approximately $565 million of noncurrent restricted cash at December 31, 2011 related to loan proceeds held for construction at NEER, which was included in other assets on NEE's consolidated balance sheets.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous five months of revenue.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations and, when necessary, using the specific identification method for all other receivables.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  NEER's materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered with a normal profit upon sale in the ordinary course of business.

Energy Trading - NEE provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 3.

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In connection with the 2007 storm-recovery bond financing (see Note 9 - FPL), the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax deficiency in its storm and property insurance reserve (storm reserve) and provide for a storm and property insurance reserve fund (storm fund).  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs and is recorded as a regulatory asset on NEE's and FPL's consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized and included in depreciation and amortization in NEE's and FPL's consolidated statements of income.  Marketable securities held in the storm fund are classified as available for sale and are carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the storm reserve.  Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  The storm fund is

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in special use funds on NEE's and FPL's consolidated balance sheets and was approximately $125 million at both December 31, 2011 and 2010.  See Note 5.

The storm reserve that was reestablished in an FPSC financing order related to the issuance of the storm-recovery bonds is not reflected on NEE's and FPL's consolidated balance sheets as of December 31, 2011 or 2010 because the associated regulatory asset does not meet the specific recognition criteria under the accounting guidance for certain regulated entities.  As a result, the storm reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to depreciation and amortization in NEE's and FPL's consolidated statements of income.  Although NEE's and FPL's consolidated balance sheets as of December 31, 2011 reflect a storm reserve of approximately $54 million (included in regulatory liabilities - other on NEE's and FPL's consolidated balance sheets), FPL had the capacity to absorb up to approximately $202 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.

Impairment of Long-Lived Assets - NEE evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Note 4 - Nonrecurring Fair Value Measurements.

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2011	2010
	(years)	(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		50	45
Fiber-optic telecommunications reporting unit		25	—
Total goodwill		$147	$117
Other intangible assets:
Purchased power agreements	19	$70	$87
Customer lists	7	45	34
Other, primarily land and transmission rights, permits and licenses	29	231	249
Total		346	370
Less accumulated amortization		88	93
Total other intangible assets - net		$258	$277

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting.  Other intangible assets are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2011, 2010 and 2009, amortization expense was approximately $14 million, $18 million and $14 million, respectively, and is expected to be approximately $12 million, $9 million, $8 million, $7 million and $5 million for 2012, 2013, 2014, 2015 and 2016, respectively.

Goodwill and other intangible assets are included in other assets on NEE's consolidated balance sheets.  Goodwill is assessed for impairment at least annually by applying a fair value-based analysis.  Other intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Pension and Other Postretirement Plans - NEE allocates net periodic pension benefit income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees; net periodic supplemental executive retirement plan (SERP) benefit costs to its subsidiaries based upon actuarial calculations by participant; and postretirement health care and life insurance benefits (other benefits) net periodic benefit costs to its subsidiaries based upon the number of eligible employees at each subsidiary.

NEE's regulatory assets and liabilities are established in association with accounting guidance which requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in comprehensive income within shareholders' equity in the year in which the changes occur.  Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transition obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value.  Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  See Note 11 - Stock-Based Compensation.

Retirement of Long-Term Debt - Gains and losses that result from differences in FPL's reacquisition cost and the book value of long-term debt which is retired are deferred as a regulatory asset or liability and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process.  NEECH and NEER recognize such differences as other income (deductions) at the time of retirement.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between NEE and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at the corporate level.  Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under accounting rules, as compared to regulatory accounting rules.  The net regulatory asset totaled $171 million and $151 million at December 31, 2011 and 2010, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.  Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property.  For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service.  For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment.  At December 31, 2011 and 2010, the net deferred income tax benefits associated with the convertible ITCs were approximately $56 million and $58 million, respectively, and are included in other regulatory assets and regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized.  NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment.  All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold.  See Note 6.

Sale of Differential Membership Interests - Certain indirect wholly-owned subsidiaries of NEER sold their Class B membership interest in entities that have ownership interests in wind facilities, with generating capacity totaling approximately 1,916 mw at December 31, 2011, to third-party investors.  In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including tax attributes, for a variable period.  The transactions are not treated as a sale under the accounting rules and the proceeds received are deferred and recorded in deferral related to differential membership interests on NEE's consolidated balance sheets.  The deferred amount is being recognized as an adjustment to taxes other than income taxes and other in NEE's consolidated statements of income as the Class B members receive their portion of the economic attributes.  NEE continues to operate and manage the wind facilities, and consolidates the entities that own the wind facilities.

Guarantees - NEE's and FPL's payment guarantees and related contracts provided to unconsolidated entities entered into after December 31, 2002, for which it or a subsidiary is the guarantor, are recorded at fair value.  See Note 14 - Commitments.

Variable Interest Entities (VIEs) - An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  NEE and FPL evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur.  See Note 9.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  NEE also has a SERP, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of this SERP component is included within pension benefits in the following tables, and was not material to NEE's financial statements for the years ended December 31, 2011, 2010 and 2009.  In addition to pension benefits, NEE sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

Plan Assets, Benefit Obligations and Funded Status - The changes in assets and benefit obligations of the plans and the plans' funded status are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(millions)
Change in plan assets:
Fair value of plan assets at January 1	$3,233	$3,028	$32	$32
Actual return on plan assets	(3)	380	(2)	2
Employer contributions(a)	1	3	29	28
Transfers(b)	—	(29)	—	—
Participant contributions	—	—	8	9
Benefit payments(a)	(109)	(149)	(39)	(39)
Fair value of plan assets at December 31	$3,122	$3,233	$28	$32
Change in benefit obligation:
Obligation at January 1	$1,994	$1,866	$417	$430
Service cost	64	59	6	6
Interest cost	98	102	21	23
Participant contributions	—	—	8	9
Plan amendments	22	1	17	—
Special termination benefits	—	13	—	—
Actuarial losses (gains) - net	54	102	(3)	(12)
Benefit payments(a)	(109)	(149)	(39)	(39)
Obligation at December 31(c)	$2,123	$1,994	$427	$417
Funded status:
Prepaid (accrued) benefit cost at NEE at December 31	$999	$1,239	$(399)	$(385)
Prepaid (accrued) benefit cost at FPL at December 31	$1,080	$1,027	$(273)	$(279)
__________________________

(a)
Employer contributions and benefit payments include only those amounts contributed directly to, or paid directly from, plan assets.  FPL's portion of contributions related to SERP benefits was $1 million for 2011 and for 2010.  FPL's portion of contributions related to other benefits was $27 million and $26 million for 2011 and 2010, respectively.

(b)	Represents amounts that were transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by NEE pursuant to the provisions of the Internal Revenue Code.

(c)
NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, for its pension plans at December 31, 2011 and 2010 was $2,068 million and $1,935 million, respectively.

NEE's and FPL's prepaid (accrued) benefit cost shown above are included on the consolidated balance sheets as follows:

	NEE				FPL
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
				(millions)
Prepaid benefit costs	$1,021	$1,259	$—	$—	$1,088	$1,035	$—	$—
Accrued benefit cost included in other current liabilities	(4)	(3)	(26)	(27)	(2)	(2)	(22)	(23)
Accrued benefit cost included in other liabilities	(18)	(17)	(373)	(358)	(6)	(6)	(251)	(256)
Prepaid (accrued) benefit cost at December 31	$999	$1,239	$(399)	$(385)	$1,080	$1,027	$(273)	$(279)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
		(millions)
Components of AOCI:
Unrecognized prior service benefit (cost) (net of $3, $2 and $2 tax benefits, respectively)	$(5)	$(4)	$(3)	$—
Unrecognized transition obligation (net of $1 tax benefit)	—	—	—	(1)
Unrecognized gain (loss) (net of $24 tax benefit, $5 tax expense, $3 tax benefit and $5 tax benefit, respectively)	(37)	8	(1)	(4)
Total	$(42)	$4	$(4)	$(5)

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (SERP and Other)
	2011	2010	2011	2010
	(millions)
Unrecognized prior service cost	$16	$13	$13	$1
Unrecognized transition obligation	—	—	2	4
Unrecognized (gain) loss	153	(64)	44	37
Total	$169	$(51)	$59	$42

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.65%	5.00%	4.75%	5.25%
Salary increase	4.00%	4.00%	4.00%	4.00%

The projected 2012 trend assumption used to measure the expected cost of health care benefits covered by the plans for those under age 65 is 7.30% for medical and 7.90% for prescription drug benefits and for those age 65 and over is 7.00% for medical and 7.50% for prescription drug benefits.  These rates are assumed to decrease over the next 6 years for medical benefits and 8 years for prescription drug benefits to the ultimate trend rate of 5.50% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2018 for medical benefits and 2020 for prescription drug benefits.  Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $2 million at December 31, 2011.

NEE's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

The NEE pension plan fund's current asset allocation is a mix of 43.5% equity investments, 43.5% fixed income investments, 10% convertible securities and 3% alternative investments.  The fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles.  The pension fund's equity allocation includes direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income allocation includes direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt security commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements. The pension fund's convertible security allocation is principally direct holdings of convertible securities and includes a convertible security oriented limited partnership. The pension fund's alternative investments allocation consists of absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With regard to its other benefits plan, NEE's policy is to fund claims as incurred during the year through NEE contributions, participant contributions and plan assets.  The other benefits plan's assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plan's fund has a strategic asset allocation that targets a mix of 60% equity investments and 40% fixed income investments.  The fund's investment strategy consists of traditional investments, diversified across the global equity and fixed income markets.  The fund's equity investments are comprised of assets classified as equity commingled vehicles.  Similarly, its fixed income investments are comprised of assets classified as debt security commingled vehicles.  These equity and debt commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2011(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$750	$5	$1	$756
Equity commingled vehicles(c)	—	568	—	568
U.S. Government and municipal bonds	84	51	—	135
Corporate debt securities(d)	—	325	—	325
Asset-backed securities	—	318	—	318
Debt security commingled vehicles(e)	—	586	—	586
Convertible securities	—	265	—	265
Limited partnerships(f)	—	63	106	169
Total	$834	$2,181	$107	$3,122
__________________________________

(a)	See Note 4 for discussion of fair value measurement techniques.

(b)	Includes foreign investments of $258 million.

(c)	Includes foreign investments of $185 million.

(d)	Includes foreign investments of $58 million.

(e)	Includes foreign investments of $61 million and $85 million of short-term commingled vehicles.

(f)
Includes alternative investments of $94 million, of which $31 million were foreign investments. Fair values have been estimated using net asset value per share of the investments. These investments primarily have a one- to three-year lockup and are redeemable on either a quarterly or annual basis with a 30 to 90 day redemption notification requirement and have unfunded commitments of $24 million.

	December 31, 2010(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$800	$6	$—	$806
Equity commingled vehicles(c)	—	669	11	680
U.S. Government and municipal bonds	60	35	—	95
Corporate debt securities(d)	—	335	—	335
Asset-backed securities	—	263	—	263
Debt security commingled vehicles(e)	—	744	—	744
Convertible securities	—	310	—	310
Total	$860	$2,362	$11	$3,233
__________________________________

(a)	See Note 4 for discussion of fair value measurement techniques.

(b)	Includes foreign investments of $293 million.

(c)	Includes foreign investments of $219 million.

(d)	Includes foreign investments of $47 million.

(e)	Includes foreign investments of $56 million and $206 million of short-term commingled vehicles.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements, all of which were Level 2, of NEE's other benefits plan assets at December 31, 2011 and 2010 were approximately $17 million and $20 million of equity commingled vehicles (of which $4 million and $5 million were foreign investments) and $11 million and $12 million of debt security commingled vehicles, respectively.

Expected Cash Flows - NEE anticipates paying approximately $26 million for eligible retiree medical expenses on behalf of the other benefits plan during 2012.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:

	Pension Benefits	Other Benefits
	(millions)
2012	$162	$33
2013	$162	$36
2014	$162	$36
2015	$162	$30
2016	$167	$30
2017 - 2021	$850	$144

Net Periodic Cost - The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
			(millions)
Service cost	$64	$59	$51	$6	$6	$5
Interest cost	98	102	109	21	23	24
Expected return on plan assets	(238)	(241)	(239)	(2)	(2)	(3)
Amortization of transition obligation	—	—	—	3	3	4
Amortization of prior service benefit	(3)	(3)	(3)	—	—	—
Amortization of gains	—	1	(23)	—	—	—
SERP settlements	—	1	—	—	—	—
Special termination benefits	—	13	—	—	—	—
Net periodic benefit (income) cost at NEE	$(79)	$(68)	$(105)	$28	$30	$30
Net periodic benefit (income) cost at FPL	$(51)	$(42)	$(73)	$21	$23	$23

Other Comprehensive Income - The components of net periodic benefit income (cost) recognized in OCI for the plans are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
		(millions)
Prior service cost (net of $2 tax benefit)	$—	$—	$(3)	$—
Net gains (losses) (net of $32 tax benefit, none, $2 tax expense and $1 tax expense, respectively)	(45)	1	3	2
Amortization of prior service benefit	(1)	(1)	—	—
Amortization of transition obligation	—	—	1	—
Total	$(46)	$—	$1	$2

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets (Liabilities) - The components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (SERP and Other)
	2011	2010	2011	2010
	(millions)
Prior service cost	$1	$1	$12	$—
Unrecognized (gains) losses	217	(35)	7	(9)
Amortization of prior service benefit	2	2	—	—
Amortization of transition obligation	—	—	(2)	(2)
Total	$220	$(32)	$17	$(11)

The weighted-average assumptions used to determine net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.00%	5.50%	6.90%	5.25%	5.50%	6.90%
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return(a)	7.75%	7.75%	7.75%	8.00%	8.00%	8.00%
__________________________________

(a)
In developing the expected long-term rate of return on assets assumption for its plans, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace.  NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its funds.  NEE also considered its funds' historical compounded returns.

Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the total service and interest cost recognized at December 31, 2011 by less than $1 million.

Employee Contribution Plans - NEE offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  NEE makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $42 million, $34 million and $38 million for NEE ($28 million, $26 million and $28 million for FPL) for the years ended December 31, 2011, 2010 and 2009, respectively.  See Note 11 - Employee Stock Ownership Plan.

3.  Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt issuances, and to optimize the value of NEER's power generation assets.

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter markets, depending on the most favorable credit terms and market execution factors.  For NEER's power generation assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge all or a portion of the expected energy output of these assets.  These hedges protect NEER against adverse changes in the wholesale forward commodity markets associated with its generation assets.  With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services based on the load demands of the customer served by the distribution utility.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and protect against unfavorable changes in the forward energy markets.  Additionally, NEER takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions.  NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity clause.  For NEE's non-rate regulated operations, predominantly NEER, unless hedge accounting is applied, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income.  Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate.  For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the consolidated statements of income.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate swaps and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  See Note 7.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At December 31, 2011, NEE's AOCI included amounts related to discontinued commodity cash flow hedges with expiration dates through December 2012; interest rate cash flow hedges with expiration dates through December 2030; and foreign currency cash flow hedges with expiration dates through September 2030.

In 2011, subsidiaries of NEER sold their ownership interest in five natural gas-fired generating plants. See Note 4 - Nonrecurring Fair Value Measurements. Certain of the plants had hedged their exposure to interest rate and commodity price fluctuations by entering into derivative contracts. Because the plants were sold to a third party, it became no longer probable that the future hedged transactions would occur.  Therefore, NEE was required to reclassify any gains or losses in AOCI related to those hedges to earnings.  During the year ended December 31, 2011, NEE reclassified approximately $21 million of net losses to earnings, with $30 million of losses recorded in loss on sale of natural gas-fired generating assets and $9 million of gains recorded in other - net.

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2011	2010	2011		2010
	(millions)
Current derivative assets(a)	$611	$506	$10	(b)	$8	(b)
Noncurrent derivative assets(c)	973	589	2	(d)	1	(d)
Current derivative liabilities(e)	(1,090)	(536)	(512)		(245)
Noncurrent derivative liabilities(f)	(541)	(243)	(1)	(g)	—
Total mark-to-market derivative instrument assets (liabilities)	$(47)	$316	$(501)		$(236)
__________________________________

(a)	At December 31, 2011 and 2010, NEE's balances reflect the netting of approximately $106 million and $23 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's consolidated balance sheets.

(c)	At December 31, 2011 and 2010, NEE's balances reflect the netting of approximately $109 million and $43 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's consolidated balance sheets.

(e)	At December 31, 2011 and 2010, NEE's balances reflect the netting of approximately $112 million and $23 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)	At December 31, 2011 and 2010, NEE's balances reflect the netting of approximately $79 million and $72 million (none at FPL) in margin cash collateral provided to counterparties.

(g)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2011 and December 31, 2010, NEE had approximately $22 million and $7 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in current other liabilities on NEE's consolidated balance sheets.  Additionally, at December 31, 2011 and December 31, 2010, NEE had approximately $50 million and $58 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in current other assets on NEE's consolidated balance sheets.

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NEE's and FPL's net derivative positions at December 31, 2011 and December 31, 2010, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	December 31, 2011		December 31, 2010
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$22	$—	$16	$—
Current derivative liabilities	—	60	—	64
Noncurrent derivative assets	15	—	91	—
Noncurrent derivative liabilities	—	260	—	59
Foreign currency swaps:
Current derivative assets	—	—	24	—
Current derivative liabilities	—	3	—	4
Noncurrent derivative assets	—	—	11	—
Noncurrent derivative liabilities	—	3	—	—
Total	$37	$326	$142	$127

Gains (losses) related to NEE's cash flow hedges are recorded on NEE's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2011					Year Ended December 31, 2010					Year Ended December 31, 2009
	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$—	$(383)	$(17)		$(400)	$20	$(52)	$24		$(8)	$197	$28	$3		$228
Gains (losses) reclassified from AOCI to net income(a)	$41	$(76)	$1	(b)	$(34)	$118	$(65)	$20	(b)	$73	$164	$(39)	$4	(c)	$129
Gains (losses) recognized in income(d)	$—	$—	$—		$—	$1	$—	$—		$1	$29	$—	$—		$29
__________________________________

(a)
Included in operating revenues for commodity contracts and interest expense for interest rate swaps. In 2011, excludes approximately $21 million of net losses related to the discontinuance of certain cash flow hedges. See further discussion above.

(b)	Loss of approximately $4 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

(d)	Represents the ineffective portion of the hedging instrument included in operating revenues.

For the year ended December 31, 2011, NEE recorded a gain of approximately $28 million on six fair value hedges which resulted in a corresponding increase in the related debt.  For the year ended December 31, 2010, NEE recorded a gain of approximately $11 million on three fair value hedges which resulted in a corresponding increase in the related debt. For the year ended December 31, 2009, NEE recorded a loss of $6 million on a fair value hedge which resulted in a corresponding reduction in the related debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	December 31, 2011						December 31, 2010
	NEE		FPL				NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$1,127	$432	$11	(a)	$1	(a)	$754	$278	$9	(a)	$1	(a)
Current derivative liabilities	3,358	4,494	1		513		1,848	2,339	12		257
Noncurrent derivative assets	1,290	250	2	(b)	—		687	157	1	(b)	—
Noncurrent derivative liabilities	1,222	1,579	—		1	(c)	828	1,084	—		—
Foreign currency swap:
Current derivative assets	—	—	—		—		13	—	—		—
Current derivative liabilities	—	3	—		—		—	—	—		—
Noncurrent derivative assets	27	—	—		—		—	—	—		—
Total	$7,024	$6,758	$14		$515		$4,130	$3,858	$22		$258
__________________________________

(a)	Included in current other assets on FPL's consolidated balance sheets.

(b)	Included in noncurrent other assets on FPL's consolidated balance sheets.

(c)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's consolidated statements of income (none at FPL) as follows:

	Years Ended December 31,
	2011		2010		2009
	(millions)
Commodity contracts:
Operating revenues	$473	(a)	$531	(a)	279	(a)
Fuel, purchased power and interchange	—		1		28
Foreign currency swap - other - net	22		18		(3)
Interest rate contracts - other - net	(11)		—		—
Total	$484		$550		$304
__________________________________

(a)
In addition, for the years ended December 31, 2011, 2010 and 2009, FPL recorded approximately $646 million, $665 million and $688 million of losses, respectively, related to commodity contracts as regulatory assets on its consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NEE's and FPL's overall net economic exposure because NEE and FPL do not use derivative instruments to hedge all of their commodity exposures.  At December 31, 2011, NEE and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NEE		FPL
	(millions)
Power	(121)	mwh(a)	—
Natural gas	1,132	mmbtu(b)	775	mmbtu(b)
Oil	(3)	barrels	—
__________________________________

(a)	Megawatt-hours

(b)	One million British thermal units

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2011, NEE had interest rate contracts with a notional amount totaling approximately $6.5 billion and foreign currency swaps with a notional amount totaling approximately $544 million.

Certain of NEE's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At December 31, 2011, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $3.2 billion ($0.5 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NEE or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), NEE would be required to post collateral such that the total posted collateral would be approximately $800 million ($250 million at FPL).  If FPL's and NEECH's credit ratings were downgraded to below investment grade, NEE would be required to post additional collateral such that the total posted collateral would be approximately $2.8 billion ($0.9 billion at FPL).  Some contracts at NEE, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NEE could be required to post additional collateral of up to approximately $600 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At December 31, 2011, NEE had posted approximately $400 million ($30 million at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and NEECH have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, NEE and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

4.  Fair Value Measurements

NEE and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis.  NEE's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.  Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.  NEE and FPL primarily hold investments in money market funds.  The fair value of these funds is calculated using current market prices.

Special Use Funds and Other Investments - NEE and FPL hold primarily debt and equity securities directly, as well as indirectly through commingled funds.  Substantially all directly held equity securities are valued at their quoted market prices.  For directly held debt securities, multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations.  A primary price source is identified based on asset type, class or issue of each security.  Commingled funds, which are similar to mutual funds, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives.  The fair value of commingled funds is primarily derived from the quoted prices in active markets of the underlying securities.  Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

Derivative Instruments - NEE and FPL measure the fair value of commodity contracts on a daily basis using prices observed on commodities exchanges and in the over-the-counter markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

Most exchange-traded derivative assets and liabilities are valued directly using unadjusted quoted prices.  For exchange-traded derivative assets and liabilities where the principal market is deemed to be inactive based on average daily volumes and open

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest, the measurement is established using settlement prices from the exchanges, and therefore considered to be valued using significant other observable inputs.

NEE and FPL also enter into over-the-counter commodity contract derivatives.  The majority of these contracts are transacted at liquid trading points, and the prices for these contracts are verified using quoted prices in active markets from exchanges, brokers or pricing services for similar contracts.  In instances where the reference markets are deemed to be inactive or do not have transactions for a similar contract, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs.  In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points.

NEE, through NEER, also enters into full requirements contracts, which, in many cases, meet the definition of derivatives and are measured at fair value.  These contracts typically have one or more inputs that are not observable and are significant to the valuation of the contract.  In addition, certain exchange and non-exchange traded derivative options at NEE have one or more significant inputs that are not observable, and are valued using industry-standard option models.

In all cases where NEE and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  This consideration includes, but is not limited to, assumptions about market liquidity, volatility and contract duration.

NEE uses interest rate and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related to certain outstanding and forecasted debt issuances and borrowings.  NEE estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements.

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$159	$—		$—	$—	$159
FPL - equity securities	$11	$—		$—	$—	$11
Special use funds:
NEE:
Equity securities	$709	$1,206	(b)	$—	$—	$1,915
U.S. Government and municipal bonds	$508	$167		$—	$—	$675
Corporate debt securities	$—	$516		$—	$—	$516
Mortgage-backed securities	$—	$511		$—	$—	$511
Other debt securities	$—	$47		$—	$—	$47
FPL:
Equity securities	$128	$1,056	(b)	$—	$—	$1,184
U.S. Government and municipal bonds	$458	$134		$—	$—	$592
Corporate debt securities	$—	$359		$—	$—	$359
Mortgage-backed securities	$—	$434		$—	$—	$434
Other debt securities	$—	$32		$—	$—	$32
Other investments:
NEE:
Equity securities	$4	$—		$—	$—	$4
U.S. Government and municipal bonds	$8	$—		$—	$—	$8
Corporate debt securities	$—	$43		$—	$—	$43
Mortgage-backed securities	$—	$33		$—	$—	$33
Other	$5	$5		$—	$—	$10
Derivatives:
NEE:
Commodity contracts	$2,448	$3,478		$1,071	$(5,477)	$1,520	(c)
Interest rate swaps	$—	$37		$—	$—	$37	(c)
Foreign currency swaps	$—	$27		$—	$—	$27	(c)
FPL - commodity contracts	$—	$8		$6	$(2)	$12	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,588	$3,582		$585	$(5,453)	$1,302	(c)
Interest rate swaps	$—	$320		$—	$—	$320	(c)
Foreign currency swaps	$—	$9		$—	$—	$9	(c)
FPL - commodity contracts	$—	$513		$2	$(2)	$513	(c)
__________________________________

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,086 million ($979 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 3 for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$—	$122		$—	$—	122
FPL - equity securities	$—	$7		$—	$—	7
Special use funds:
NEE:
Equity securities	$741	$1,245	(b)	$—	$—	1,986
U.S. Government and municipal bonds	$495	$127		$—	$—	622
Corporate debt securities	$—	$486		$—	$—	486
Mortgage-backed securities	$—	$447		$—	$—	447
Other debt securities	$—	$108		$—	$—	108
FPL:
Equity securities	$125	$1,082	(b)	$—	$—	1,207
U.S. Government and municipal bonds	$458	$111		$—	$—	569
Corporate debt securities	$—	$334		$—	$—	334
Mortgage-backed securities	$—	$381		$—	$—	381
Other debt securities	$—	$41		$—	$—	41
Other investments:
NEE:
Equity securities	$3	$1		$—	$—	4
U.S. Government and municipal bonds	$8	$4		$—	$—	12
Corporate debt securities	$—	$32		$—	$—	32
Mortgage-backed securities	$—	$58		$—	$—	58
Other	$5	$10		$—	$—	15
Derivatives:
NEE:
Commodity contracts	$1,755	$1,538		$824	$(3,177)	$940	(c)
Interest rate swaps	$—	$107		$—	$—	$107	(c)
Foreign currency swaps	$—	$48		$—	$—	$48	(c)
FPL - commodity contracts	$—	$14		$8	$(13)	$9	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,821	$1,509		$528	$(3,206)	$652	(c)
Interest rate swaps	$—	$123		$—	$—	$123	(c)
Foreign currency swaps	$—	$4		$—	$—	$4	(c)
FPL - commodity contracts	$—	$257		$1	$(13)	$245	(c)
__________________________________

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,084 million ($980 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 3 for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2011		2010		2009
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$296	$7	$364	$11	$404	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	454	—	407	—	555	—
Included in regulatory assets and liabilities	3	3	1	1	7	7
Purchases, sales, settlements and issuances(b)	(258)	(6)	(432)	(5)	(521)	6
Transfers in(c)	6	—	2	—	16	—
Transfers out(c)	(15)	—	(46)	—	(97)	(1)
Fair value of net derivatives based on significant unobservable inputs at December 31	$486	$4	$296	$7	$364	$11
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$423	$—	$170	$—	$270	$—
__________________________________

(a)
For the years ended December 31, 2011, 2010 and 2009, $441 million, $384 million and $555 million, respectively, of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)	For the year ended December 31, 2011, includes $270 million of purchases, $166 million of settlements and $362 million of issuances.

(c)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the years ended December 31, 2011, 2010 and 2009, $423 million, $153 million and $270 million, respectively, of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In 2011, recent market value indications and the impact of newly proposed environmental regulations suggested that the carrying value of certain NEER assets, primarily wind assets in West Texas and oil-fired assets in Maine, may be impaired.  NEER performed a fair value analysis and concluded that an impairment charge related to the long-lived assets, primarily property, plant and equipment, was necessary.  The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates.  As a result, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million ($31 million after-tax), which is recorded as a separate line item in NEE's consolidated statements of income for the year ended December 31, 2011.

In 2011, subsidiaries of NEER completed the sales of their ownership interests in five natural gas-fired generating plants with a total generating capacity of approximately 2,700 mw for net cash proceeds of approximately $1.2 billion, after transaction costs and working capital and other adjustments.  Approximately $363 million of these proceeds were used to repay debt associated with certain of the projects.  A NEER affiliate will continue to operate the facilities included in the sales under service contracts: three facilities for a five-year period, one facility for a two-year period and the fifth facility for a one-year period. In connection with the sales, a loss of approximately $151 million ($98 million after-tax) was recorded in NEE's consolidated statements of income.  The loss includes the reclassification of $30 million from AOCI as a result of the discontinuance of certain cash flow hedges because it became probable that the related forecasted transactions being hedged would not occur.  See Note 3.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At December 31, 2011 and 2010, other investments of NEE, not included in the table below, included financial instruments of approximately $35 million and $97 million ($4 million and $4 million at FPL), respectively, including $2 million and $48 million included in current other receivables on the consolidated balance sheets (none at FPL), which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31, 2011				December 31, 2010
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$3,867	(a)	$3,867	(b)	$3,742	(a)	$3,742	(b)
Other investments:
Notes receivable	$503		$535	(c)	$525		$583	(c)
Debt securities	$89	(d)	$89	(b)	$114	(d)	$114	(b)
Equity securities	$80		$159	(e)	$57		$125	(e)
Long-term debt, including current maturities	$21,614		$23,699	(f)	$19,929		$20,756	(f)
Interest rate swaps - net unrealized losses	$(283)		$(283)	(g)	$(16)		$(16)	(g)
Foreign currency swaps - net unrealized gains	$18		$18	(g)	$44		$44	(g)
FPL:
Special use funds	$2,737	(a)	$2,737	(b)	$2,637	(a)	$2,637	(b)
Long-term debt, including current maturities	$7,533		$9,078	(f)	$6,727		$7,236	(f)
__________________________________

(a)
At December 31, 2011, includes $164 million of investments accounted for under the equity method and $39 million of loans not measured at fair value on a recurring basis ($112 million and $24 million, respectively, for FPL).  At December 31, 2010, includes $76 million of investments accounted for under the equity method and $17 million of loans not measured at fair value on a recurring basis ($94 million and $11 million, respectively, for FPL). For the remaining balance, see Note 4 for classification by major security type.  The amortized cost of debt and equity securities is $1,638 million and $1,425 million, respectively, at December 31, 2011 and $1,616 million and $1,489 million, respectively, at December 31, 2010 ($1,321 million and $864 million, respectively, at December 31, 2011 and $1,281 million and $943 million, respectively, at December 31, 2010 for FPL).

(b)	Based on quoted market prices for these or similar issues.

(c)
Classified as held to maturity.  Based on market prices provided by external sources.  Notes receivable bear interest primarily at fixed rates and mature from 2014 to 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of December 31, 2011, neither NEE nor FPL had any notes receivable reported in non-accrual status.

(d)	Classified as trading securities.

(e)	Modeled internally based on latest market data.

(f)	Provided by external sources based on market prices indicative of market conditions.

(g)	Modeled internally based on market values using discounted cash flow analysis and credit valuation adjustment.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $125 million and NEE's and FPL's nuclear decommissioning fund assets of $3,742 million and $2,612 million, respectively, at December 31, 2011.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 4).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2011 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2011 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(millions)
Realized gains	$183	$106	$108	$74	$49	$48
Realized losses	$88	$30	$30	$62	$22	$25
Proceeds from sale or maturity of securities	$4,348	$6,726	$4,592	$2,988	$5,079	$3,270

Unrealized losses on available for sale debt securities at December 31, 2011 and 2010 were not material to NEE or FPL.  The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	December 31,		December 31,
	2011	2010	2011	2010
		(millions)
Equity securities	$546	$612	$376	$384
U.S. Government and municipal bonds	$46	$15	$43	$15
Corporate debt securities	$31	$23	$24	$19
Mortgage-backed securities	$27	$20	$24	$18
Other debt securities	$3	$2	$3	$1

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit, among other investments, investments in any securities of NEE or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NEER's nuclear plants are included in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for Seabrook, decommissioning fund contributions and withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of NEE and FPL and the rules of the applicable regulatory authorities.  The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps - NEE and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments.  See Note 3.

6.  Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(millions)
Federal:
Current(a)	$(35)	$11	$(18)	$(64)	$113	$63
Deferred	572	434	290	622	385	342
Total federal	537	445	272	558	498	405
State:
Current(a)	11	11	77	43	49	57
Deferred	(19)	76	(22)	53	33	11
Total state	(8)	87	55	96	82	68
Total income taxes	$529	$532	$327	$654	$580	$473
__________________________________

(a)	Includes provision for unrecognized tax benefits.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	(0.2)	2.4	1.9	3.6	3.5	3.4
PTCs and ITCs - NEER	(11.1)	(12.2)	(13.1)	—	—	—
Convertible ITCs - NEER	(0.1)	(2.5)	(4.3)	—	—	—
Other - net	(2.0)	(1.3)	(2.6)	(0.6)	(0.5)	(2.1)
Effective income tax rate	21.6%	21.4%	16.9%	38.0%	38.0%	36.3%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2011	2010	2011	2010
	(millions)
Deferred tax liabilities:
Property-related	$8,727	$7,795	$5,260	$4,532
Pension	394	485	420	399
Storm reserve deficiency	235	258	235	258
Nuclear decommissioning trusts	117	146	—	—
Net unrealized gains on derivatives	209	226	—	—
Deferred fuel costs	40	101	40	101
Other	573	638	151	187
Total deferred tax liabilities	10,295	9,649	6,106	5,477
Deferred tax assets and valuation allowance:
Decommissioning reserves	406	393	336	323
Postretirement benefits	170	175	118	130
Net operating loss carryforwards	557	663	—	—
Tax credit carryforwards	2,111	1,819	—	—
ARO and accrued asset removal costs	884	895	788	802
Other	830	790	261	309
Valuation allowance(a)	(228)	(246)	—	—
Net deferred tax assets	4,730	4,489	1,503	1,564
Net accumulated deferred income taxes	$5,565	$5,160	$4,603	$3,913
__________________________________

(a)	Amount relates to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2011	2010	2011	2010
		(millions)
Other current assets	$10	$17	$—	$—
Other assets	153	106	—	—
Other current liabilities	(47)	(174)	(10)	(78)
Accumulated deferred income taxes	(5,681)	(5,109)	(4,593)	(3,835)
Net accumulated deferred income taxes	$(5,565)	$(5,160)	$(4,603)	$(3,913)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2011 are as follows:

	Amount	Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$433	2026-2031
State	110	2014-2031
Foreign	14	2021-2031
Net operating loss carryforwards	$557
Tax credit carryforwards:
Federal	$1,813	2022-2031
State	298	2012-2035
Net tax credit carryforwards	$2,111

Unrecognized Tax Benefits - The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  Amounts included in the liabilities for unrecognized tax benefits at December 31, 2011, 2010 and 2009 at NEE and FPL that, if disallowed, could impact the annual effective income tax rate were not significant.

At December 31, 2010 and 2009, NEE's liabilities for unrecognized tax benefits totaled $264 million and $279 million ($215 million and $247 million for FPL), respectively. During 2011, NEE settled the majority of the uncertainties giving rise to the unrecognized tax benefits with the Internal Revenue Service (IRS). As part of the settlement, NEE received a cash refund of approximately $278 million, including interest of approximately $131 million, related to the 1988 through 2005 tax years and finalized the examination of the 2006 through 2008 tax years (collectively, IRS settlement).  The IRS settlement primarily related to the timing of certain NEE and FPL deductions for repairs, casualty losses and indirect service costs. At December 31, 2011, NEE's and FPL's liabilities for unrecognized tax benefits were not material.

NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions.  With the exception of a few states, NEE and FPL are effectively no longer subject to U.S. federal, state and foreign examinations by taxing authorities for years before 2009. Income tax returns for 2009 and 2010 are under examination by the IRS.  The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Comprehensive Income

The components of NEE's comprehensive income and accumulated other comprehensive income (loss) are as follows:

		Accumulated Other Comprehensive Income (Loss)
	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges		Other	Total	Comprehensive Income
	(millions)
Balances, December 31, 2008		$5		$(18)	$(13)
Net income of NEE	$1,615					$1,615
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (net of $90 tax expense)		137		—	137	137
Reclassification from AOCI to net income (net of $50 tax benefit)(a)		(75)		—	(75)	(75)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $77 tax expense)		—		119	119	119
Reclassification from AOCI to net income (net of $17 tax benefit)		—		(27)	(27)	(27)
Adjustments between AOCI and retained earnings		—		(5)	(5)	—
Defined benefit pension and other benefits plans (net of $14 tax expense)		—		22	22	22
Net unrealized gains on foreign currency translation (net of $5 tax expense)		—		11	11	11
Balances, December 31, 2009		67		102	169	$1,802
Net income of NEE	$1,957					$1,957
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $3 tax benefit)		(5)		—	(5)	(5)
Reclassification from AOCI to net income (net of $35 tax benefit)		(38)		—	(38)	(38)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $41 tax expense)		—		60	60	60
Reclassification from AOCI to net income (net of $16 tax benefit)		—		(21)	(21)	(21)
Defined benefit pension and other benefits plans (net of $1 tax expense)		—		2	2	2
Net unrealized losses on foreign currency translation		—		(1)	(1)	(1)
Balances, December 31, 2010		24		142	166	$1,954
Net income of NEE	$1,923					$1,923
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $135 tax benefit)		(265)		—	(265)	(265)
Reclassification from AOCI to net income (net of $18 tax expense)		37		—	37	37
Net unrealized gains (losses) on available for sale securities:
Net unrealized gain on securities still held (net of $13 tax expense)		—		19	19	19
Reclassification from AOCI to net income (net of $34 tax benefit)		—		(49)	(49)	(49)
Defined benefit pension and other benefits plans (net of $32 tax benefit)		—		(45)	(45)	(45)
Net unrealized losses on foreign currency translation (net of $3 tax benefit)		—		(5)	(5)	(5)
Other comprehensive loss related to equity method investee (net of $8 tax benefit)		—		(12)	(12)	(12)
Balances, December 31, 2011		$(204)	(b)	$50	$(154)	$1,603
__________________________________

(a)
Includes amounts reclassified into earnings due to discontinuance of cash flow hedges of approximately $3 million (net of $2 million tax benefit) for which the hedged transactions are no longer probable of occurring.

(b)
Approximately $13 million of losses, related to derivative instruments, is expected to be reclassified into earnings within the next 12 months as either the principal and/or interest payments are made or electricity is sold.  Such amount assumes no change in power prices, interest rates or scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Jointly-Owned Electric Plants

Certain NEE subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  The subsidiaries are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and statement of income captions.  NEE's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange, O&M, depreciation and amortization and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income.

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2011
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$1,424	$550	$138
St. Johns River Power Park units and coal terminal	20%	$389	$157	$6
Scherer Unit No. 4	76%	$720	$232	$323
NEER:
Duane Arnold	70%	$330	$76	$50
Seabrook	88.23%	$884	$145	$75
Wyman Station Unit No. 4	84.35%	$105	$41	$1
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$60	$12	$2
__________________________________

(a)	Excludes nuclear fuel.

9.  Variable Interest Entities

As of December 31, 2011, NEE has eight VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $406 million and $444 million at December 31, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's consolidated balance sheets.  The liabilities of the VIE were approximately $496 million and $542 million at December 31, 2011 and December 31, 2010, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a PPA effective in 1994 with this 250 mw coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary. During the years ended December 31, 2011, 2010 and 2009, FPL purchased 1,188,649 mwh, 1,502,234 mwh and 1,604,735 mwh, respectively, from the facility at a total cost of approximately $189 million, $184 million and $173 million, respectively.

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

NEER - NEE consolidates seven NEER VIEs.  NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

An NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 mw.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of the VIE were approximately $105 million and $82 million, respectively, at December 31, 2011 and $99 million and $82 million, respectively, at December 31, 2010, and consisted primarily of property, plant and equipment and long-term debt.  In November 2011, NEER sold its ownership interest in certain natural gas-fired generating plants (see Note 4), of which two were VIEs with the capability of producing a total of 1,175 mw.  At December 31, 2010, the assets and liabilities of these two VIEs totaled approximately $730 million and $373 million, respectively, and consisted primarily of property, plant and equipment and long-term debt.

The other six NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 1,916 mw.  These VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of these VIEs totaled approximately $3.2 billion and $2.6 billion, respectively, at December 31, 2011.  Three of the VIEs were consolidated at December 31, 2010, and the assets and liabilities of those VIEs totaled approximately $1.7 billion and $1.6 billion, respectively, at December 31, 2010.  At December 31, 2011 and December 31, 2010, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of December 31, 2011 and December 31, 2010, several NEE subsidiaries have investments totaling approximately $668 million ($526 million at FPL) and $646 million ($480 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets.  As of December 31, 2011, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.  Prior to December 31, 2011, NEE consolidated one of these entities; however, NEE is no longer the primary beneficiary of this entity and therefore no longer consolidates this entity. Upon deconsolidation, NEE's investment in this entity is accounted for under the equity method. NEE did not recognize any gain or loss and there was no significant effect on NEE's consolidated balance sheets as a result of the deconsolidation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Investments in Partnerships and Joint Ventures

NEER - NEER has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which own electric generating facilities.  At December 31, 2011 and 2010, NEER's investments in partnerships and joint ventures totaled approximately $193 million and $217 million, respectively, which is included in other investments on NEE's consolidated balance sheets.  NEER's interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2011, the principal operating entities included in NEER's investments in partnerships and joint ventures were Northeast Energy, LP, Desert Sunlight Investment Holdings, LLC, Mojave 3/4/5 LLC, Luz Solar Partners Ltd., III, Luz Solar Partners Ltd., V and in 2010 also included Luz Solar Partners Ltd., IV.

Summarized combined information for these principal operating entities is as follows:

	2011	2010
	(millions)
Net income	$72	$81
Total assets	$873	$660
Total liabilities	$508	$210
Partners'/members' equity	$365	$450
NEER's share of underlying equity in the principal operating entities	$182	$223
Difference between investment carrying amount and underlying equity in net assets(a)	(19)	(26)
NEER's investment carrying amount for the principal operating entities	$163	$197
__________________________________

(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of NEER provide services to the partnerships and joint ventures, including operations and maintenance and business management services.  NEE's operating revenues for the years ended December 31, 2011, 2010 and 2009 include approximately $26 million, $25 million and $21 million, respectively, related to such services.  The net receivables at December 31, 2011 and 2010, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $19 million and $36 million, respectively, and are included in other receivables on NEE's consolidated balance sheets.

NEE - In 2004, a trust created by NEE sold $300 million of 5 7/8% preferred trust securities to the public and $9 million of common trust securities to NEE.  The trust is an unconsolidated 100%-owned finance subsidiary.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from NEECH.  NEE has fully and unconditionally guaranteed the preferred trust securities and the junior subordinated debentures.

11.  Common and Preferred Stock

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock is as follows:

	Years Ended December 31,
	2011	2010	2009
	(millions, except per share amounts)
Numerator - net income	$1,923	$1,957	$1,615
Denominator:
Weighted-average number of common shares outstanding - basic	416.6	410.3	404.4
Performance share awards, options, restricted stock, equity units and warrants(a)	2.4	2.7	2.8
Weighted-average number of common shares outstanding - assuming dilution	419.0	413.0	407.2
Earnings per share of common stock:
Basic	$4.62	$4.77	$3.99
Assuming dilution	$4.59	$4.74	$3.97
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

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 14.6 million, 9.1 million and 0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Dividend Restrictions - NEE's charter does not limit the dividends that may be paid on its common stock.  FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE.  These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Employee Stock Ownership Plan - The employee retirement savings plans of NEE include a leveraged ESOP feature.  Shares of common stock held by the trust for the employee retirement savings plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by a subsidiary of NEECH.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with shares of common stock, at prevailing market prices, in an equivalent amount.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense was approximately $42 million, $37 million and $42 million in 2011, 2010 and 2009, respectively.  The related share release was based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2011 was approximately $53 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of NEE common stock at December 31, 2011 was approximately $224 million.

Stock-Based Compensation - Net income for the years ended December 31, 2011, 2010 and 2009 includes approximately $49 million, $57 million and $51 million, respectively, of compensation costs and $19 million, $22 million and $20 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Compensation cost capitalized for the years ended December 31, 2011, 2010 and 2009 was not material.  As of December 31, 2011, there were approximately $58 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.8 years.

At December 31, 2011, approximately 23 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) 2011 Long Term Incentive Plan, (b) 2007 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans.  NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  NEE satisfies stock option exercises by issuing new shares of its common stock.  NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of NEE common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated based upon the closing market price of NEE common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple which is subsequently trued up based on actual performance.

The activity in restricted stock and performance share awards for the year ended December 31, 2011 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2011	1,154,590	$50.40
Granted	452,488	$54.77
Vested	(521,882)	$53.22
Forfeited	(52,908)	$51.34
Nonvested balance, December 31, 2011	1,032,288	$50.84
Performance Share Awards:
Nonvested balance, January 1, 2011	1,318,398	$45.96
Granted	566,386	$50.13
Vested	(448,416)	$58.42
Forfeited	(85,294)	$43.34
Nonvested balance, December 31, 2011	1,351,074	$43.72

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2010 and 2009 was $46.72 and $51.50 respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2010 and 2009 was $42.95 and $42.66, respectively.

The total fair value of restricted stock and performance share awards vested was $53 million, $47 million and $46 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2011	2010	2009
Expected volatility(a)	21.54%	20.74 - 21.64%	19.02 - 20.23%
Expected dividends	4.03%	3.61 - 4.39%	3.35 - 3.71%
Expected term (years)(b)	6	6	6
Risk-free rate	2.80%	1.65 - 2.91%	2.68 - 2.97%
__________________________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2011 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2011	5,036,652	$38.69
Granted	536,302	$54.59
Exercised	(1,065,939)	$29.14
Forfeited	(102,451)	$50.49
Expired	(18,699)	$47.42
Balance, December 31, 2011	4,385,865	$42.64	4.7	$81

Exercisable, December 31, 2011	3,348,329	$40.15	3.6	$71

The weighted-average grant date fair value of options granted was $7.78, $6.22 and $6.79 per share for the years ended December 31, 2011, 2010 and 2009, respectively.  The total intrinsic value of stock options exercised was approximately $29 million, $32 million and $9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash received from option exercises was approximately $31 million, $41 million and $10 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The tax benefits realized from options exercised were approximately $11 million, $12 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accelerated Share Repurchase (ASR) of NEE Common Stock - In December 2011, NEE purchased approximately 6.7 million shares of its common stock at a price of $55.76 per share for an aggregate price of $375 million pursuant to an ASR agreement.  The approximately 6.7 million shares repurchased were retired, which resulted in a decrease in common stock and additional paid-in capital on NEE's consolidated balance sheet.  On February 24, 2012, NEE elected to settle the ASR agreement in cash, which settlement is expected to be complete within three business days of such date; the settlement amount is not expected to be material.

Continuous Offering of NEE Common Stock - In December 2010, NEE completed the program it commenced in January 2009 under which it offered and sold, from time to time, NEE common stock having a gross sales price of up to $400 million.  During 2010 and 2009, NEE received gross proceeds through the sale and issuance of common stock under this program of approximately $240 million and $160 million, respectively.

Preferred Stock - NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of preferred stock, no par value, none of which are outstanding.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
	(millions)
FPL:
First mortgage bonds - maturing 2013 through 2042 - 4.125% to 6.20%	$6,390	$5,540
Storm-recovery bonds - maturing 2013 through 2021 - 5.0440% to 5.2555%(a)	487	531
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020 through 2029 - variable, 0.1% and 0.3% weighted-average interest rates, respectively(b)	633	633
Other long-term debt - maturing 2012 through 2040 - 4.000% to 5.250%	57	57
Unamortized discount	(34)	(34)
Total long-term debt of FPL	7,533	6,727
Less current maturities of long-term debt	50	45
Long-term debt of FPL, excluding current maturities	7,483	6,682
NEECH:
Debentures - maturing 2013 through 2021 - 2.55% to 7 7/8%(c)	2,300	2,500
Debentures - maturing 2012 - variable, 0.77% and 1.0% weighted-average interest rate, respectively(d)	200	450
Debentures, related to NEE's equity units - maturing 2014 and 2015 - 3.60% and 1.90%	753	753
Junior Subordinated Debentures - maturing 2044 through 2069 - 5 7/8% to 8.75%	2,353	2,353
Senior secured bonds - maturing 2030 - 7.500%(e)	500	500
Japanese yen denominated senior notes - maturing 2030 - 5.1325%(c)	130	123
Japanese yen denominated term loans - maturing 2014 and 2011 - variable, 1.9% and 2.2% weighted-average interest rate, respectively(c)(d)	442	327
Term loans - maturing 2012 through 2016 - primarily variable, 1.39% and 1.2% weighted-average interest rate, respectively(d)	1,533	950
Fair value swap	32	3
Unamortized discount	(6)	(8)
Total long-term debt of NEECH	8,237	7,951
Less current maturities of long-term debt	350	1,485
Long-term debt of NEECH, excluding current maturities	7,887	6,466
NEER:
Senior secured limited-recourse bonds and notes - maturing 2013 through 2038 - 4.125% to 7.59%	3,147	2,652
Other long-term debt - maturing 2012 through 2030 - primarily limited-recourse and variable, 2.6% weighted-average interest rate(c)(d)	2,529	2,521
Canadian revolving credit facility - maturing 2013 - variable, 1.3% weighted-average interest rate(d)	172	82
Total long-term debt of NEER	5,848	5,255
Less current maturities of long-term debt	408	390
Long-term debt of NEER, excluding current maturities	5,440	4,865
Total long-term debt	$20,810	$18,013
__________________________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it began being paid semiannually and sequentially on February 1, 2008, when the first semiannual interest payment became due.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2011, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving lines of credit are available to support the purchase of tax exempt bonds.

(c)	Interest rate swap agreements have been entered into for the majority of these debt issuances.

(d)	Variable rate is based on an underlying index plus a margin.

(e)	Issued by a wholly-owned subsidiary of NEECH and collateralized by a third-party note receivable held by that subsidiary. See Note 5.

Minimum annual maturities of long-term debt for NEE are approximately $808 million, $2,435 million, $1,974 million, $1,837 million and $695 million for 2012, 2013, 2014, 2015 and 2016, respectively.  The respective amounts for FPL are approximately $50 million, $453 million, $56 million, $60 million and $64 million.

At December 31, 2011 and 2010, commercial paper borrowings had a weighted-average interest rate of 0.48% (0.26% for FPL) and 0.39% (0.26% for FPL), respectively.  Available lines of credit aggregated approximately $7.4 billion ($4.4 billion for NEECH and $3.0 billion for FPL) at December 31, 2011 and were available to support NEECH's and FPL's commercial paper programs.  These facilities provide for the issuance of letters of credit of up to approximately $6.4 billion.  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011, letters of credit totaling $1,238 million and $34 million were outstanding under the NEECH and FPL credit facilities, respectively. On February 9, 2012, NEECH and FPL refinanced a portion of their credit facilities and reduced the amount of letters of credit that could be issued under the facilities from 100% to 50% of the facility amount.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

In 2008, FPL entered into a reclaimed water agreement with Palm Beach County, Florida (PBC) to provide FPL's WCEC with reclaimed water for cooling purposes beginning in January 2011.  Under the reclaimed water agreement, FPL constructed a reclaimed water system, including modifications to an existing treatment plant and a water pipeline, that PBC legally owns and operates.  The reclaimed water agreement also required PBC to issue bonds for the purpose of paying the costs associated with the construction of the reclaimed water system.  In 2009, PBC issued approximately $68 million principal amount of Palm Beach County, Florida Water and Sewer Revenue Bonds.  Under the reclaimed water agreement, FPL will pay PBC an operating fee for the reclaimed water delivered which will be used by PBC to, among other things, service the principal of, and interest on, the bonds.  The portion of the operating fee related to PBC's servicing principal of, and interest on, the bonds will be paid by FPL, beginning October 2011, until final maturity of the bonds.  FPL does not have a direct obligation to the bondholders; however, if FPL or PBC were to terminate the reclaimed water agreement, FPL would be obligated to continue to pay the portion of the operating fee intended to reimburse PBC for costs related to issuance of the bonds, including amounts to be used by PBC to service the principal of, and interest on, the bonds.  In the event of a default by PBC under the reclaimed water agreement, FPL would have certain rights, including, among other things, the right to appoint a third-party contractor to repair, and restore operations of, the reclaimed water treatment plant, and, in the event of a termination of the reclaimed water agreement by FPL relating to a PBC default, the right to assume ownership of the reclaimed water pipeline from PBC.  For financial reporting purposes, FPL is considered the owner of the reclaimed water system and FPL and NEE have recorded electric utility plant in service and other property and long-term debt (see FPL's other long-term debt in the table above) as costs were reimbursed by PBC to FPL.

In 2009, NEE sold $350 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 1/20, or 5%, undivided beneficial ownership interest in a Series C Debenture due June 1, 2014 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than June 1, 2012 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $55.67 to $66.80.  If purchased on the final settlement date, as of December 31, 2011, the number of shares issued would (subject to antidilution adjustments) range from 0.9051 shares if the applicable market value of a share of common stock is less than or equal to $55.67, to 0.7544 shares if the applicable market value of a share is equal to or greater than $66.80, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending May 29, 2012.  Total annual distributions on the equity units will be at the rate of 8.375%, consisting of interest on the debentures (3.60% per year) and payments under the stock purchase contracts (4.775% per year).  The interest rate on the debentures is expected to be reset no later than May 2012.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, NEE would exercise its rights as a secured party in the debentures to satisfy in full the holders’ obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

In 2010, NEE sold $402.5 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 1/20, or 5%, undivided beneficial ownership interest in a Series D Debenture due September 1, 2015 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2013 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $55.02 to $68.78.  If purchased on the final settlement date, as of December 31, 2011, the number of shares issued would (subject to antidilution adjustments) range from 0.9121 shares if the applicable market value of a share of common stock is less than or equal to $55.02, to 0.7296 shares if the applicable market value of a share is equal to or greater than $68.78, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 28, 2013.  Total annual distributions on the equity units will be at the rate of 7.00%, consisting of interest on the debentures (1.90% per year) and payments under the stock purchase contracts (5.10% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2013.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, NEE would exercise its rights as a secured party in the debentures to satisfy in full the holders’ obligations to purchase

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

Prior to the issuance of NEE’s common stock, the stock purchase contracts will be reflected in NEE’s diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of NEE common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the stock purchase contracts over the number of shares that could be purchased by NEE in the market, at the average market price during the period, using the proceeds receivable upon settlement.

13.  Asset Retirement Obligations

FPL's ARO relates primarily to the nuclear decommissioning obligation of its nuclear units.  FPL's AROs other than nuclear decommissioning are not significant.  The accounting provisions result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  NEER's ARO relates primarily to the nuclear decommissioning obligation of its nuclear plants and obligations for the dismantlement of its wind facilities located on leased property.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

A rollforward of NEE's and FPL's ARO is as follows:

	FPL		NEER		NEE
			(millions)
Balances, December 31, 2009	$1,833		$585		$2,418
Liabilities incurred	—		3		3
Accretion expense	101		36		137
Liabilities settled	—		(1)		(1)
Revision in estimated cash flows - net	(851)	(a)	(67)	(b)	(918)
Balances, December 31, 2010	1,083		556		1,639
Liabilities incurred	3		3		6
Accretion expense	58		31		89
Revision in estimated cash flows - net	—		(123)	(c)	(123)
Balances, December 31, 2011	$1,144		$467		$1,611
__________________________________

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

(c)	Primarily reflects the effect of revised cost estimates and probability assessments regarding when assets will be decommissioned.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 5):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2011	$2,612	$1,130	$3,742
Balances, December 31, 2010	$2,512	$1,105	$3,617

NEE and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by NEE or FPL.  In addition, NEE has identified but not recognized ARO liabilities related to the majority of NEER's hydro facilities.  These easements are generally perpetual and, along with the hydro facilities, only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose.  The ARO liability is not estimable for such easements and hydro facilities as NEE and FPL intend to use these properties and facilities indefinitely.  In the event NEE and FPL decide to abandon or cease the use of a particular easement and/or hydro facility, an ARO liability would be recorded at that time.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other primarily include the cost for construction of a transmission line and other associated facilities by Lone Star Transmission, LLC (Lone Star), a rate-regulated transmission service provider in Texas, and the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet).

At December 31, 2011, estimated planned capital expenditures for 2012 through 2016 were as follows:

	2012	2013	2014	2015	2016	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$1,780	$625	$85	$—	$—	$2,490
Existing	730	660	660	525	430	3,005
Transmission and distribution	830	705	690	660	705	3,590
Nuclear fuel	205	125	205	250	250	1,035
General and other	130	190	120	80	85	605
Total	$3,675	$2,305	$1,760	$1,515	$1,470	$10,725
NEER:
Wind(d)	$1,490	$30	$20	$5	$5	$1,550
Solar(e)	1,435	715	145	45	—	2,340
Nuclear(f)	310	255	265	280	275	1,385
Other(g)	175	80	95	100	65	515
Total	$3,410	$1,080	$525	$430	$345	$5,790
Corporate and Other(h)	$530	$85	$85	$75	$75	$850
__________________________________

(a)	Includes AFUDC of approximately $70 million, $87 million and $33 million in 2012 to 2014, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $109 million, $40 million and $2 million in 2012 to 2014, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.  Excludes capital expenditures for the modernization of the Port Everglades facility, which if the project proceeds and the required regulatory approvals are obtained is expected to cost approximately $1.2 billion and be placed in-service in 2016.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals and related transmission.  NEER plans to add new wind generation of approximately 1,150 mw to 1,500 mw in 2012, at a total cost of approximately $2 billion to $3 billion.

(e)
Consists of capital expenditures for planned new solar projects totaling 665 mw that have received applicable internal approvals and related transmission, including equity contributions associated with an equity method investment in a 550 mw solar project.  Excludes solar projects requiring internal approvals with generation totaling 270 mw with an estimated cost of approximately $1 billion.

(f)	Includes nuclear fuel.

(g)
Consists of capital expenditures that have received applicable internal approvals.  NEER plans to add natural gas infrastructure projects at a total cost of approximately $400 million to $600 million in 2010 through 2014.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC related to Lone Star of approximately $41 million and $14 million in 2012 and 2013, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

At December 31, 2011, subsidiaries of NEE, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements, with remaining terms ranging from less than one year to six years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2011 was approximately $50 million.  At December 31, 2011, NEE did not have any liabilities recorded for these guarantees.  In certain instances, NEE can seek recourse from third parties for amounts paid under the guarantees.  At December 31, 2011, the fair value of the guarantees was not material.  In addition to the guarantees relating to non-consolidated entities, NEE has guaranteed certain payment obligations of NEECH, including most payment obligations under NEECH's debt and guarantees.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contracts - In addition to the estimated planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 mw annually through 2015 and 375 mw annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has one agreement with an electricity supplier to purchase approximately 155 mw of power with an expiration date of May 2012.  In general, the agreement requires FPL to make a capacity payment and supply the fuel consumed by the plant under the contract.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NEER has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from March 2012 through 2031, approximately $2.6 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from March 2012 through 2033.

The transmission business included in Corporate and Other has entered into contracts primarily for development and construction activities relating to Lone Star's transmission line and other associated facilities, all of which is included in the estimated planned capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of December 31, 2011 were estimated as follows:

	2012	2013	2014	2015	2016	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$295	$270	$275	$280	$240	$2,395
JEA and Southern subsidiaries	$225	$225	$205	$180	$55	$145
Other electricity suppliers	$5	$—	$—	$—	$—	$—
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$1,705	$925	$575	$565	$525	$6,925
Coal(b)	$80	$85	$30	$5	$5	$5
NEER(c)	$1,970	$475	$140	$110	$100	$590
Corporate and Other	$250	$15	$—	$—	$—	$—
____________________________

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $511 million, $537 million and $603 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $403 million, $434 million and $439 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes termination payments associated with wind turbine contracts for projects that have not yet received applicable internal approvals.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.2 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NEE

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $165 million ($93 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $3 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have insurance coverage for a substantial portion of its transmission and distribution property and has no insurance coverage for FPL FiberNet's fiber-optic cable.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NEE and FPL and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

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

In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999.  NEE has filed an answer to the complaint.  NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case has been scheduled for trial in April 2012.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NEER Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NEER Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of energy and renewable energy credits each year during the period from 2002 through 2005 and that the NEER Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  Following a jury trial in 2007, among other findings, both TXU and the NEER Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damage

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

clause.  The appellate court ordered that the case be remanded back to the trial court for further proceedings to determine the amount of damages payable by the NEER Affiliates.  The NEER Affiliates filed a motion for rehearing of the appellate court’s decision, which motion was denied, and in April 2011 filed a petition for review of the appellate court decision with the Texas Supreme Court. In February 2012, the Texas Supreme Court granted the petition for review and will be scheduling the case for oral argument.

NEE and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  In addition to the legal proceedings discussed above, NEE and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which NEE or FPL has an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by NEE or FPL.  In the event that NEE and FPL, or their affiliates, do not prevail in the lawsuits described above or these other legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of the lawsuits described above or these other legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of NEE or FPL.

15.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business.  NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NEE's operating revenues derived from the sale of electricity represented approximately 95%, 95% and 98% of NEE's operating revenues for the years ended December 31, 2011, 2010 and 2009.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2011, 2010 and 2009.  At December 31, 2011 and 2010, approximately 2% and 1%, respectively, of long-lived assets were located in foreign countries.

NEE's segment information is as follows:

	2011				2010				2009
	FPL	NEER(a)	Corp. and Other	Total	FPL	NEER(a)	Corp. and Other	Total	FPL	NEER(a)	Corp. and Other	Total
					(millions)
Operating revenues	$10,613	$4,502	$226	$15,341	$10,485	$4,636	$196	$15,317	$11,491	$3,997	$155	$15,643
Operating expenses(b)	$8,537	$3,233	$193	$11,963	$8,636	$3,286	$152	$12,074	$9,910	$3,024	$115	$13,049
Interest expense	$387	$530	$118	$1,035	$361	$515	$103	$979	$318	$460	$71	$849
Interest income	$3	$23	$53	$79	$—	$21	$70	$91	$1	$23	$54	$78
Depreciation and amortization	$798	$736	$33	$1,567	$1,008	$759	$21	$1,788	$1,097	$651	$17	$1,765
Equity in earnings of equity method investees	$—	$55	$—	$55	$—	$58	$—	$58	$—	$52	$—	$52
Income tax expense (benefit)(c)(d)	$654	$(24)	$(101)	$529	$580	$(11)	$(37)	$532	$473	$(158)	$12	$327
Net income (loss)(b)(e)	$1,068	$774	$81	$1,923	$945	$980	$32	$1,957	$831	$759	$25	$1,615
Capital expenditures, independent power and other investments and nuclear fuel purchases	$3,502	$2,774	$352	$6,628	$2,706	$3,072	$68	$5,846	$2,717	$3,235	$54	$6,006
Property, plant and equipment	$35,170	$21,482	$900	$57,552	$32,423	$21,304	$494	$54,221	$30,982	$18,844	$343	$50,169
Accumulated depreciation and amortization	$10,916	$3,914	$232	$15,062	$10,871	$4,073	$202	$15,146	$10,578	$3,341	$172	$14,091
Total assets	$31,816	$23,459	$1,913	$57,188	$28,698	$22,389	$1,907	$52,994	$26,812	$20,136	$1,510	$48,458
Investment in equity method investees	$—	$193	$9	$202	$—	$217	$10	$227	$—	$173	$10	$183
__________________________

(a)
Interest expense allocated from NEECH to NEER is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	In 2011, NEER includes impairment charges of approximately $51 million ($31 million after-tax). See Note 4 - Nonrecurring Fair Value Measurements.

(c)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

(d)
In 2011, Corporate and Other includes state deferred income tax benefits of approximately $64 million, net of federal income taxes, related to state tax law changes and an income tax benefit of $41 million related to the dissolution of a subsidiary.

(e)
In 2011, NEER and Corporate and Other include an after-tax loss on sale of natural gas-fired generating assets of $92 million and $6 million, respectively.  See Note 4 - Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$4,740	$10,601	$15,341	$—	$4,843	$10,474	$15,317	$—	$4,164	$11,479	$15,643
Operating expenses	(15)	(3,423)	(8,525)	(11,963)	(4)	(3,446)	(8,624)	(12,074)	—	(3,151)	(9,898)	(13,049)
Interest expense	(14)	(645)	(376)	(1,035)	(15)	(618)	(346)	(979)	(17)	(531)	(301)	(849)
Equity in earnings of subsidiaries	1,878	—	(1,878)	—	1,931	—	(1,931)	—	1,618	—	(1,618)	—
Other income (deductions) - net	1	85	23	109	16	188	21	225	14	160	23	197
Income (loss) before income taxes	1,850	757	(155)	2,452	1,928	967	(406)	2,489	1,615	642	(315)	1,942
Income tax expense (benefit)	(73)	(53)	655	529	(29)	(19)	580	532	—	(145)	472	327
Net income (loss)	$1,923	$810	$(810)	$1,923	$1,957	$986	$(986)	$1,957	$1,615	$787	$(787)	$1,615
__________________________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2011				December 31, 2010
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$31	$22,351	$35,170	$57,552	$19	$21,779	$32,423	$54,221
Less accumulated depreciation and amortization	(3)	(4,143)	(10,916)	(15,062)	—	(4,275)	(10,871)	(15,146)
Total property, plant and equipment - net	28	18,208	24,254	42,490	19	17,504	21,552	39,075
CURRENT ASSETS
Cash and cash equivalents	1	339	37	377	—	282	20	302
Receivables	84	1,026	692	1,802	654	1,380	548	2,582
Other	5	1,075	1,613	2,693	9	1,024	1,341	2,374
Total current assets	90	2,440	2,342	4,872	663	2,686	1,909	5,258
OTHER ASSETS
Investment in subsidiaries	14,879	—	(14,879)	—	14,150	—	(14,150)	—
Other	513	4,849	4,464	9,826	365	3,845	4,451	8,661
Total other assets	15,392	4,849	(10,415)	9,826	14,515	3,845	(9,699)	8,661
TOTAL ASSETS	$15,510	$25,497	$16,181	$57,188	$15,197	$24,035	$13,762	$52,994
CAPITALIZATION
Common shareholders' equity	$14,943	$4,030	$(4,030)	$14,943	$14,461	$4,359	$(4,359)	$14,461
Long-term debt	—	13,327	7,483	20,810	—	11,331	6,682	18,013
Total capitalization	14,943	17,357	3,453	35,753	14,461	15,690	2,323	32,474
CURRENT LIABILITIES
Debt due within one year	—	1,778	379	2,157	—	2,664	145	2,809
Accounts payable	—	512	679	1,191	—	571	553	1,124
Other	250	1,520	1,601	3,371	352	1,361	1,258	2,971
Total current liabilities	250	3,810	2,659	6,719	352	4,596	1,956	6,904
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	466	1,145	1,611	—	556	1,083	1,639
Accumulated deferred income taxes	68	1,376	4,237	5,681	53	1,336	3,720	5,109
Other	249	2,488	4,687	7,424	331	1,857	4,680	6,868
Total other liabilities and deferred credits	317	4,330	10,069	14,716	384	3,749	9,483	13,616
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$15,510	$25,497	$16,181	$57,188	$15,197	$24,035	$13,762	$52,994
__________________________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Dividends from FPL	$400	$—	$(400)	$—	$250	$—	$(250)	$—	$485	$—	$(485)	$—
Dividends from NEECH	898	—	(898)	—	970	—	(970)	—	25	—	(25)	—
Other	383	1,446	2,245	4,074	(42)	1,940	1,936	3,834	81	1,513	2,869	4,463
Net cash provided by operating activities	1,681	1,446	947	4,074	1,178	1,940	716	3,834	591	1,513	2,359	4,463
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(16)	(3,109)	(3,503)	(6,628)	—	(3,140)	(2,706)	(5,846)	—	(3,289)	(2,717)	(6,006)
Capital contribution to FPL	(410)	—	410	—	(660)	—	660	—	—	—	—	—
Cash grants under the Recovery Act	—	406	218	624	—	428	160	588	—	100	—	100
Sale of natural gas-fired generating assets	—	1,204	—	1,204	—	—	—	—	—	—	—	—
Loan proceeds restricted for construction	—	(565)	—	(565)	—	—	—	—	—	—	—	—
Other - net	16	60	10	86	—	5	(31)	(26)	(7)	1	(23)	(29)
Net cash used in investing activities	(410)	(2,004)	(2,865)	(5,279)	(660)	(2,707)	(1,917)	(5,284)	(7)	(3,188)	(2,740)	(5,935)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	3,100	840	3,940	—	2,800	924	3,724	—	2,704	516	3,220
Retirements of long-term debt	—	(2,076)	(45)	(2,121)	—	(727)	(42)	(769)	—	(1,371)	(264)	(1,635)
Proceeds from sale of differential membership interests	—	466	—	466	—	261	—	261	—	—	—	—
Net change in short-term debt	—	231	229	460	—	(414)	(716)	(1,130)	—	110	44	154
Dividends on common stock	(920)	—	—	(920)	(823)	—	—	(823)	(766)	—	—	(766)
Dividends to NEE(b)	—	(898)	898	—	—	(970)	970	—	—	(25)	25	—
Other - net	(350)	(208)	13	(545)	305	(57)	3	251	182	(1)	21	202
Net cash provided by (used in) financing activities	(1,270)	615	1,935	1,280	(518)	893	1,139	1,514	(584)	1,417	342	1,175
Net increase (decrease) in cash and cash equivalents	1	57	17	75	—	126	(62)	64	—	(258)	(39)	(297)
Cash and cash equivalents at beginning of year	—	282	20	302	—	156	82	238	—	414	121	535
Cash and cash equivalents at end of year	$1	$339	$37	$377	$—	$282	$20	$302	$—	$156	$82	$238
__________________________________

(a)	Represents FPL and consolidating adjustments.

(b)	Other column also includes cash dividends from FPL to NEE of $400 million, $250 million and $485 million, respectively, and corresponding consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2011
Operating revenues(b)	$3,134	$3,961	$4,382	$3,864
Operating income(b)	$428	$907	$911	$1,132
Net income(b)	$268	$580	$407	$667
Earnings per share(c)	$0.64	$1.39	$0.98	$1.60
Earnings per share - assuming dilution(c)	$0.64	$1.38	$0.97	$1.59
Dividends per share	$0.55	$0.55	$0.55	$0.55
High-low common stock sales prices	$55.86 - 51.54	$58.98 - 54.16	$58.25 - 49.00	$61.20 - 51.33
2010
Operating revenues(b)	$3,622	$3,591	$4,691	$3,413
Operating income(b)	$939	$709	$1,125	$469
Net income(b)	$556	$417	$720	$263
Earnings per share(c)	$1.36	$1.02	$1.75	$0.64
Earnings per share - assuming dilution(c)	$1.36	$1.01	$1.74	$0.63
Dividends per share	$0.50	$0.50	$0.50	$0.50
High-low common stock sales prices	$53.75 - 45.29	$53.50 - 47.96	$55.98 - 48.44	$56.26 - 50.00

FPL:
2011
Operating revenues(b)	$2,246	$2,801	$3,152	$2,414
Operating income(b)	$406	$571	$656	$442
Net income(b)	$205	$301	$347	$216
2010
Operating revenues(b)	$2,328	$2,580	$3,116	$2,461
Operating income(b)	$393	$501	$584	$371
Net income(b)	$191	$265	$308	$181
__________________________________

(a)
In the opinion of NEE and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

(c)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2011, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

(a)	Management's Annual Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

See Item 8. Financial Statements and Supplementary Data.

(c)	Changes in Internal Control Over Financial Reporting

NEE and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout NEE and FPL.  However, there has been no change in NEE's or FPL's internal control over financial reporting that occurred during NEE's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NEE's or FPL's internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Corporate Governance and Board Matters" and "Information About NextEra Energy and Management" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2012 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

NEE has adopted the NextEra Energy, Inc. Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the chief executive officer, the chief financial officer, the chief accounting officer and other senior executive and financial officers.  The Senior Financial Executive Code is available under Corporate Governance in the Investor Relations section of NEE’s internet website at www.nexteraenergy.com.  Any amendments to, or waivers of any provision of, the Senior Financial Executive Code which are required to be disclosed to shareholders under applicable SEC rules will be disclosed on the NEE website at the address listed above within the time period required under SEC rules from time to time.

Item 11.  Executive Compensation

The information required by this item will be included in NEE's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included in NEE's Proxy Statement under the heading "Information About NextEra Energy and Management" and is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information as of December 31, 2011 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,999,099	(a)	$42.64	(b)	14,549,515
Equity compensation plans not approved by security holders(c)	2,523		$27.11		—
Total	7,001,622		$42.63	(b)	14,549,515
__________________________________

(a)
Includes an aggregate of 4,385,865 outstanding options, 2,197,680 unvested performance share awards (at maximum payout), 287,201 deferred fully vested performance shares and 102,813 deferred stock awards (including future reinvested dividends) under the former LTIP and 25,540 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan at December 31, 2011.

(b)	Relates to outstanding options only.

(c)
Represents options granted by Gexa Corp. under its Amended and Restated 2004 Incentive Plan and pursuant to various individual grants, all of which were made prior to NEE's acquisition of Gexa Corp. All such options were assumed by NEE in connection with the acquisition of Gexa Corp. and are fully vested and exercisable for shares of NEE common stock. No further grants of stock options will be made under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in NEE's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

NEE - The information required by this item will be included in NEE's Proxy Statement under the heading "Audit‑Related Matters" and is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2011 and 2010.  The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2011	2010
Audit fees(a)	$3,109,000	$2,724,000
Audit-related fees(b)	327,000	423,000
Tax fees(c)	130,000	33,000
All other fees(d)	16,000	197,000
Total	$3,582,000	$3,377,000
__________________________________

(a)
Audit fees consist of fees billed for professional services rendered for the audit of FPL's and NEE's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and NEE's Quarterly Reports on Form 10-Q for the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of NEE's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill its responsibility under Public Company Accounting Oversight Board standards.

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees.  These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, consultation on accounting standards and on transactions, agreed‑upon procedures, attestation services and examinations related to applications for government grants.

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.  In 2011, $32,000 of tax fees paid related to tax compliance services and $98,000 related to tax advice and planning services. In 2010, all tax fees paid related to tax compliance services.

(d)
All other fees consist of fees for products and services other than the services reported under the other named categories.  In 2011, these fees related to training and an assessment of the record management processes.  In 2010, these fees related to training and to the reviews of a government grant process and enterprise risk management reporting.

In accordance with the requirements of Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2011 and 2010, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	68
		Attestation Report of Independent Registered Public Accounting Firm	69
		Report of Independent Registered Public Accounting Firm	70
		NEE:
		Consolidated Statements of Income	71
		Consolidated Balance Sheets	72
		Consolidated Statements of Cash Flows	73
		Consolidated Statements of Common Shareholders' Equity	74
		FPL:
		Consolidated Statements of Income	75
		Consolidated Balance Sheets	76
		Consolidated Statements of Cash Flows	77
		Consolidated Statements of Common Shareholder's Equity	78
		Notes to Consolidated Financial Statements	79 - 119

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010.

Exhibit Number	Description	NEE	FPL
*3(i)a	Restated Articles of Incorporation of NEE (filed as Exhibit 3(i) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of FPL (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of NEE, as amended through May 21, 2010 (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
*3(ii)b	Amended and Restated Bylaws of FPL, as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)		x

Exhibit Number	Description	NEE	FPL
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and eighteen Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; and Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612)

		x	x
*4(b)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
*4(c)
Guarantee Agreement, dated as of June 1, 1999, between FPL Group (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
*4(d)	Officer's Certificate of FPL Group Capital, dated June 17, 2008, creating the 5.35% Debentures, Series due June 15, 2013 (filed as Exhibit 4(a) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
*4(e)
Officer's Certificate of FPL Group Capital, dated December 12, 2008, creating the 7 7/8% Debentures, Series due December 15, 2015 (filed as Exhibit 4 to Form 8-K dated December 12, 2008, File No. 1-8841)

x
*4(f)	Officer's Certificate of FPL Group Capital, dated March 9, 2009, creating the 6.00% Debentures, Series due March 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2009, file No. 1-8841)	x

Exhibit Number	Description	NEE	FPL
*4(g)	Officer's Certificate of FPL Group Capital, dated May 26, 2009, creating the Series C Debentures due June 1, 2014 (filed as Exhibit 4(c) to Form 8-K dated May 22, 2009, File No. 1-8841)	x
*4(h)
Officer's Certificate of FPL Group Capital, dated November 10, 2009, creating the Floating Rate Debentures, Series due November 9, 2012 (filed as Exhibit 4 to Form 8-K dated November 10, 2009, File No. 1-8841)

x
*4(i)	Officer's Certificate of FPL Group Capital, dated May 18, 2010, creating the Debentures, 2.55% Series due November 15, 2013 (filed as Exhibit 4 to Form 8-K dated May 18, 2010, File No. 1-8841)	x
*4(j)	Officer's Certificate of FPL Group Capital, dated August 31, 2010, creating the Debentures, 2.60% Series due September 1, 2015 (filed as Exhibit 4 to Form 8-K dated August 31, 2010, File No. 1-8841)	x
*4(k)
Officer's Certificate of FPL Group Capital, dated September 21, 2010, creating the Series D Debentures due September 1, 2015 (filed as Exhibit 4(c) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(l)	Officer's Certificate of NEECH, dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)	x
*4(m)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital, FPL Group (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(n)
Preferred Trust Securities Guarantee Agreement, dated as of March 15, 2004, between FPL Group (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) relating to FPL Group Capital Trust I (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(o)
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

x
*4(r)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital, FPL Group (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(s)
Officer's Certificate of FPL Group Capital and FPL Group, dated September 19, 2006, creating the Series A Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(b) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(t)
Officer's Certificate of FPL Group Capital and FPL Group, dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(u)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series A and Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(v)
Officer's Certificate of FPL Group Capital and FPL Group, dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)

x

Exhibit Number	Description	NEE	FPL
*4(w)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(x)
Officer's Certificate of FPL Group Capital and FPL Group, dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(y)
Officer's Certificate of FPL Group Capital and FPL Group, dated September 18, 2007, creating the Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(z)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series D and Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(aa)
Officer's Certificate of FPL Group Capital and FPL Group, dated March 19, 2009, creating the Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(b) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(bb)
Replacement Capital Covenant, dated March 19, 2009, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(c) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(cc)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x
*4(dd)
Purchase Contract Agreement, dated as of May 1, 2009, between FPL Group and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 22, 2009, File No. 1-8841)

x
*4(ee)
Pledge Agreement, dated as of May 1, 2009, among FPL Group, Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent and Trustee (filed as Exhibit 4(b) to Form 8-K dated May 22, 2009, File No. 1-8841)

x
*4(ff)
Purchase Contract Agreement, dated as of September 1, 2010, between NEE and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(gg)
Pledge Agreement, dated as of September 1, 2010, among NEE, Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 15, 2010, File No. 1-8841)

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

		x	x
10(d)	Appendix A1 (revised as of December 1, 2011) to the Restated SERP	x	x
10(e)	Appendix A2 (revised as of December 1, 2011) to the Restated SERP	x	x
*10(f)	Amended and Restated Supplement to the Restated SERP as it applies to Lewis Hay, III effective January 1, 2005 (filed as Exhibit 10(c) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
*10(g)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
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
*10(k)
NEE (formerly known as FPL Group) Amended and Restated Long-Term Incentive Plan, most recently amended and restated on May 22, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)

		x	x
*10(l)	FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit 99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x	x
*10(m)	NEE 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated May 20, 2011, File No. 1-8841)	x	x
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
*10(p)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Amended and Restated Performance Share Award Agreement effective December 10, 2009 with Lewis Hay, III, Manoochehr K. Nazar, Armando J. Olivera, Armando Pimentel, Jr., James L. Robo and Charles E. Sieving (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(q)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 12, 2010 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(r)
Form of NEE Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 18, 2011 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(s)	Form of Performance Share Award Agreement under the NEE 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
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
*10(w)
Form of Amendment to Restricted Stock Award Agreements under the FPL Group Amended and Restated Long-Term Incentive Plan executed March 2009 between FPL Group and each of Christopher A. Bennett, Lewis Hay, III, Robert L. McGrath, Armando J. Olivera, Armando Pimentel, Jr., James L. Robo and Antonio Rodriguez (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2009, File No. 1-8841)

		x	x

Exhibit Number	Description	NEE	FPL
*10(x)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 12, 2010 (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(y)
Form of NEE Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 18, 2011 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(z)	Form of Restricted Stock Award Agreement under the NEE 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(aa)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(bb)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(cc)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(dd)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 13, 2009 (filed as Exhibit 10(u) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
*10(ee)
Form of FPL Group Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 12, 2010 (filed as Exhibit 10(bb) to Form 10-K for the year December 31, 2009, File No. 1-8841)

		x	x
*10(ff)
Form of NEE Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 18, 2011 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(gg)	Form of Non-Qualified Stock Option Award Agreement under the NEE 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(hh)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(ii)	FPL Group Executive Annual Incentive Plan as amended and restated on December 12, 2008 (filed as Exhibit 10(a) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(jj)	NEE Deferred Compensation Plan effective January 1, 2005 as amended and restated through October 15, 2010 (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2010, File No. 1-8841)	x	x
*10(kk)
Amendment 1 (effective May 25, 2011) to the NEE Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2011, File No. 1-8841)

		x	x
10(ll)	Amendment 2 (effective November 16, 2011) to the NEE Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010	x	x
*10(mm)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(nn)	FPL Group Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
*10(oo)
FPL Group Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
*10(pp)	FPL Group 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(qq)	NEE Non-Employee Director Compensation Summary effective January 1, 2011 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2010, File No. 1-8841)	x
10 (rr)	NEE Non-Employee Director Compensation Summary effective January 1, 2012	x
*10(ss)
Form of Amended and Restated Executive Retention Employment Agreement, as of December 12, 2008, between FPL Group and each of Christopher A. Bennett, Robert L. McGrath and Antonio Rodriguez (filed as Exhibit 10(g) to Form 8-K dated December 12, 2008, File No. 1-8841)

		x	x
*10(tt)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group and each of Lewis Hay, III, Moray P. Dewhurst, James L. Robo, Armando J. Olivera, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(uu)	Amended and Restated Employment Letter with Lewis Hay, III dated December 10, 2009 (filed as Exhibit 10(pp) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(vv)	Executive Retention Employment Agreement between FPL Group and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)	x	x
*10(ww)
Executive Retention Employment Agreement between FPL Group and Manoochehr K. Nazar dated as of January 1, 2010 (filed as Exhibit 10(rr) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(xx)	Executive Retention Employment Agreement between NEE and Shaun J. Francis dated as of August 16, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2010, File No. 1-8841)	x	x
*10(yy)	Retention Agreement between FPL Group and Robert L. McGrath (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x	x
*10(zz)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NEE	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NEE	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NEE	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of NEE	x
32(b)	Section 1350 Certification of FPL		x

Exhibit Number	Description	NEE	FPL
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
__________________________________
* Incorporated herein by reference

NEE and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that NEE and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

NEXTERA ENERGY, INC. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextEra Energy, Inc.

JAMES L. ROBO
James L. Robo President and Chief Operating Officer

Date:  February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 27, 2012:

LEWIS HAY, III	CHRIS N. FROGGATT
Lewis Hay, III Chairman and Chief Executive Officer and Director (Principal Executive Officer)	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
MORAY P. DEWHURST
Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance (Principal Financial Officer)

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

Florida Power & Light Company

ARMANDO J. OLIVERA
Armando J. Olivera Chief Executive Officer and Director (Principal Executive Officer)

Date:  February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 27, 2012:

MORAY P. DEWHURST	KIMBERLY OUSDAHL
Moray P. Dewhurst Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

LEWIS HAY, III
Lewis Hay, III
JAMES L. ROBO
James L. Robo
ANTONIO RODRIGUEZ
Antonio Rodriguez

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.