Form 10-Q
period 2012-03-31
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2012-04-27
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of March 31, 2012: 417,075,629 shares.

As of March 31, 2012, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NextEra Energy, Inc.'s (NEE) and/or Florida Power & Light Company's (FPL) operations and financial results, and could cause NEE's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEE and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

Regulatory, Legislative and Legal Risks

•	NEE's and FPL's business, financial condition, results of operations and prospects may be adversely affected by the extensive regulation of their business.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or an appropriate return on capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

•	Regulatory decisions that are important to NEE and FPL may be materially adversely affected by political, regulatory and economic factors.

•
FPL's use of derivative instruments could be subject to prudence challenges and, if found imprudent, could result in disallowances of cost recovery for such use by the Florida Public Service Commission (FPSC).

•
Any reductions to, or the elimination of, governmental incentives that support renewable energy, including, but not limited to, tax incentives, renewable portfolio standards (RPS) or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NextEra Energy Resources, LLC (NEER) abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations or interpretations or other regulatory initiatives.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if the rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) broaden the scope of its provisions regarding the regulation of over-the-counter (OTC) financial derivatives and make them applicable to NEE and FPL.

•	NEE and FPL are subject to numerous environmental laws and regulations that require capital expenditures, increase their cost of operations and may expose them to liabilities.

•	NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

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

•	NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected due to adverse results of litigation.
Operational Risks

•
NEE's and FPL's business, financial condition, results of operations and prospects could suffer if NEE and FPL do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, electric generation, transmission and distribution facilities, gas infrastructure facilities or other facilities on schedule or within budget.

•
NEE and FPL may face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

•	The operation and maintenance of NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

•	NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth or slower growth in the number of customers or in customer usage.

•
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

•
The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.  NEE's and FPL's insurance coverage does not provide protection against all significant losses.

•
If supply costs necessary to provide NEER's full energy and capacity requirement services are not favorable, operating costs could increase and adversely affect NEE's business, financial condition, results of operations and prospects.

•
Due to the potential for significant volatility in market prices for fuel, electricity and renewable and other energy commodities, NEER's inability or failure to hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures could significantly impair NEE's results of operations.

•	Sales of power on the spot market or on a short-term contractual basis may cause NEE's results of operations to be volatile.

•	Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's results of operations.

•
If price movements significantly or persistently deviate from historical behavior, NEE's and FPL's hedging and trading procedures and associated risk management tools may not protect against significant losses.

•
If power transmission or natural gas, nuclear fuel or other commodity transportation facilities are unavailable or disrupted, FPL's and NEER's ability to sell and deliver power or natural gas may be limited.

•	NEE and FPL are subject to credit and performance risk from customers, hedging counterparties and vendors.

•
NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

•
NEE and FPL are highly dependent on sensitive and complex information technology systems, and any failure or breach of those systems could have a material adverse effect on their business, financial condition, results of operations and prospects.

•
NEE's and FPL's retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to their reputation and/or the results of operations of the retail business.

•	NEE and FPL could recognize financial losses as a result of volatility in the market values of derivative instruments and limited liquidity in OTC markets.

•	NEE and FPL may be adversely affected by negative publicity.

•
NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected if FPL is unable to maintain, negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.

•	Increasing costs associated with health care plans may materially adversely affect NEE's and FPL's results of operations.

•	NEE's and FPL's business, financial condition, results of operations and prospects could be negatively affected by the lack of a qualified workforce or the loss or retirement of key employees.

•	NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected by work strikes or stoppages and increasing personnel costs.

•
NEE's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

Nuclear Generation Risks

•
The construction, operation and maintenance of NEE's and FPL's nuclear generation facilities involve environmental, health and financial risks that could result in fines or the closure of the facilities and in increased costs and capital expenditures.

•
In the event of an incident at any nuclear generation facility in the United States (U.S.) or at certain nuclear generation facilities in Europe, NEE and FPL could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and nuclear insurance mutual companies.

•
U.S. Nuclear Regulatory Commission (NRC) orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require NEE and FPL to incur substantial operating and capital expenditures at their nuclear generation facilities.

•
The inability to operate any of NEER's or FPL's nuclear generation units through the end of their respective operating licenses could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

•
Various hazards posed to nuclear generation facilities, along with increased public attention to and awareness of such hazards, could result in increased nuclear licensing or compliance costs which are difficult or impossible to predict and could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

•
NEE's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, and for other purposes.  If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's results of operations and financial condition could be materially adversely affected.

Liquidity, Capital Requirements and Common Stock Risks

•
Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also adversely affect the results of operations and financial condition of NEE and FPL.

•
NEE's, NextEra Energy Capital Holdings, Inc.'s (NEECH) and FPL's inability to maintain their current credit ratings may adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.

•	NEE's and FPL's liquidity may be impaired if their creditors are unable to fund their credit commitments to the companies or to maintain their current credit ratings.

•
Poor market performance and other economic factors could affect NEE's and FPL's defined benefit pension plan's funded status, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

•
Poor market performance and other economic factors could adversely affect the asset values of NEE's and FPL's nuclear decommissioning funds, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

•	Certain of NEE's investments are subject to changes in market value and other risks, which may adversely affect NEE's liquidity and financial results.

•	NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NEE.

•	NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if NEE is required to perform under guarantees of obligations of its subsidiaries.

•	Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and Part II, Item 1A. Risk Factors in this combined Form 10-Q, and investors should refer to those sections of the 2011 Form 10-K and this combined Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.  The information and materials available on NEE's website (or any of its subsidiaries' websites) are not incorporated by reference into this combined Form 10-Q.  The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES	$3,371	$3,134
OPERATING EXPENSES
Fuel, purchased power and interchange	1,182	1,404
Other operations and maintenance	775	693
Depreciation and amortization	320	331
Taxes other than income taxes and other	251	278
Total operating expenses	2,528	2,706
OPERATING INCOME	843	428
OTHER INCOME (DEDUCTIONS)
Interest expense	(265)	(254)
Equity in earnings (losses) of equity method investees	(3)	10
Allowance for equity funds used during construction	13	12
Interest income	20	21
Gains on disposal of assets - net	11	17
Other - net	(1)	2
Total other deductions - net	(225)	(192)
INCOME BEFORE INCOME TAXES	618	236
INCOME TAXES	157	(32)
NET INCOME	$461	$268
Earnings per share of common stock:
Basic	$1.12	$0.64
Assuming dilution	$1.11	$0.64
Dividends per share of common stock	$0.60	$0.55
Weighted-average number of common shares outstanding:
Basic	412.3	415.8
Assuming dilution	414.7	418.4

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K for NEE and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$461	$268

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $2 and $5 tax benefit, respectively)	(7)	(10)
Reclassification from accumulated other comprehensive income to net income (net of $9 and $8 tax expense, respectively)	16	17
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $31 and $14 tax expense, respectively)	47	22
Reclassification from accumulated other comprehensive income to net income (net of $4 and $5 tax benefit, respectively)	(5)	(9)
Defined benefit pension and other benefits plans (net of $8 tax benefit and $4 tax expense, respectively)	(12)	6
Net unrealized gains on foreign currency translation (net of $3 and $5 tax expense, respectively)	6	10
Other comprehensive income related to equity method investee (net of $4 tax benefit)	15	—
Total other comprehensive income, net of tax	60	36

COMPREHENSIVE INCOME	$521	$304

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K for NEE and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2012	December 31, 2011
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$51,485	$50,768
Nuclear fuel	1,889	1,795
Construction work in progress	5,887	4,989
Less accumulated depreciation and amortization	(15,293)	(15,062)
Total property, plant and equipment - net ($3,828 and $3,063 related to VIEs, respectively)	43,968	42,490
CURRENT ASSETS
Cash and cash equivalents	275	377
Customer receivables, net of allowances of $7 and $11, respectively	1,262	1,372
Other receivables	575	430
Materials, supplies and fossil fuel inventory	1,092	1,074
Regulatory assets:
Deferred clause and franchise expenses	89	112
Derivatives	590	502
Other	89	84
Derivatives	858	611
Other	264	310
Total current assets	5,094	4,872
OTHER ASSETS
Special use funds	4,104	3,867
Other investments	937	907
Prepaid benefit costs	1,041	1,021
Regulatory assets:
Securitized storm-recovery costs ($310 and $317 related to a VIE, respectively)	504	517
Other	625	621
Derivatives	1,067	973
Other	1,867	1,920
Total other assets	10,145	9,826
TOTAL ASSETS	$59,207	$57,188
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 417 and 416, respectively)	$4	$4
Additional paid-in capital	5,224	5,217
Retained earnings	10,089	9,876
Accumulated other comprehensive loss	(94)	(154)
Total common shareholders' equity	15,223	14,943
Long-term debt ($1,327 and $1,364 related to VIEs, respectively)	20,582	20,810
Total capitalization	35,805	35,753
CURRENT LIABILITIES
Commercial paper	1,739	1,349
Short-term debt	191	—
Current maturities of long-term debt	1,458	808
Accounts payable	1,073	1,191
Customer deposits	528	547
Accrued interest and taxes	501	464
Derivatives	1,347	1,090
Accrued construction-related expenditures	484	518
Other	684	752
Total current liabilities	8,005	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,634	1,611
Accumulated deferred income taxes	5,813	5,681
Regulatory liabilities:
Accrued asset removal costs	2,120	2,197
Asset retirement obligation regulatory expense difference	1,763	1,640
Other	457	419
Derivatives	690	541
Deferral related to differential membership interests - VIEs	1,479	1,203
Other	1,441	1,424
Total other liabilities and deferred credits	15,397	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$59,207	$57,188

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K for NEE and FPL.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$461	$268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	320	331
Nuclear fuel amortization	63	71
Unrealized losses (gains) on marked to market energy contracts	(132)	231
Deferred income taxes	134	9
Cost recovery clauses and franchise fees	48	61
Changes in prepaid option premiums and derivative settlements	(1)	11
Equity in losses (earnings) of equity method investees	3	(10)
Distributions of earnings from equity method investees	8	23
Allowance for equity funds used during construction	(13)	(12)
Gains on disposal of assets - net	(11)	(17)
Other - net	16	(2)
Changes in operating assets and liabilities:
Customer receivables	110	229
Other receivables	(51)	21
Materials, supplies and fossil fuel inventory	(18)	(18)
Other current assets	(24)	—
Other assets	40	(36)
Accounts payable	(75)	(105)
Margin cash collateral	75	(25)
Income taxes	8	(43)
Interest and other taxes	66	61
Other current liabilities	(168)	(71)
Other liabilities	(24)	6
Net cash provided by operating activities	835	983
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,084)	(658)
Independent power and other investments of NEER	(740)	(633)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	377
Nuclear fuel purchases	(44)	(47)
Other capital expenditures	(146)	(106)
Change in loan proceeds restricted for construction	45	—
Proceeds from sale or maturity of securities in special use funds	936	1,347
Purchases of securities in special use funds	(973)	(1,367)
Proceeds from sale or maturity of other securities	99	154
Purchases of other securities	(95)	(177)
Other - net	7	33
Net cash used in investing activities	(1,995)	(1,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	566	201
Retirements of long-term debt	(134)	(252)
Proceeds from sale of differential membership interests	303	—
Net change in short-term debt	582	488
Issuances of common stock - net	12	18
Repurchases of common stock	(19)	—
Dividends on common stock	(248)	(229)
Other - net	(4)	(9)
Net cash provided by financing activities	1,058	217
Net increase (decrease) in cash and cash equivalents	(102)	123
Cash and cash equivalents at beginning of period	377	302
Cash and cash equivalents at end of period	$275	$425
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$884	$499

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K for NEE and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES	$2,224	$2,246
OPERATING EXPENSES
Fuel, purchased power and interchange	935	1,071
Other operations and maintenance	436	374
Depreciation and amortization	118	142
Taxes other than income taxes and other	254	253
Total operating expenses	1,743	1,840
OPERATING INCOME	481	406
OTHER INCOME (DEDUCTIONS)
Interest expense	(104)	(91)
Allowance for equity funds used during construction	10	11
Total other deductions - net	(94)	(80)
INCOME BEFORE INCOME TAXES	387	326
INCOME TAXES	148	121
NET INCOME(a)	$239	$205
__________________________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K for NEE and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2012	December 31, 2011
ELECTRIC UTILITY PLANT
Plant in service	$31,702	$31,564
Nuclear fuel	1,084	1,005
Construction work in progress	3,356	2,601
Less accumulated depreciation and amortization	(10,925)	(10,916)
Total electric utility plant - net	25,217	24,254
CURRENT ASSETS
Cash and cash equivalents	16	36
Customer receivables, net of allowances of $5 and $8, respectively	634	682
Other receivables	422	312
Materials, supplies and fossil fuel inventory	781	759
Regulatory assets:
Deferred clause and franchise expenses	89	112
Derivatives	590	502
Other	82	80
Other	121	166
Total current assets	2,735	2,649
OTHER ASSETS
Special use funds	2,884	2,737
Prepaid benefit costs	1,100	1,088
Regulatory assets:
Securitized storm-recovery costs ($310 and $317 related to a VIE, respectively)	504	517
Other	374	395
Other	182	176
Total other assets	5,044	4,913
TOTAL ASSETS	$32,996	$31,816
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,503	5,464
Retained earnings	4,253	4,013
Total common shareholder's equity	11,129	10,850
Long-term debt ($410 and $437 related to a VIE, respectively)	7,056	7,483
Total capitalization	18,185	18,333
CURRENT LIABILITIES
Commercial paper	837	330
Current maturities of long-term debt	451	50
Accounts payable	646	678
Customer deposits	522	541
Accrued interest and taxes	292	221
Derivatives	607	512
Accrued construction-related expenditures	282	261
Other	330	373
Total current liabilities	3,967	2,966
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,160	1,144
Accumulated deferred income taxes	4,849	4,593
Regulatory liabilities:
Accrued asset removal costs	2,120	2,197
Asset retirement obligation regulatory expense difference	1,763	1,640
Other	409	416
Other	543	527
Total other liabilities and deferred credits	10,844	10,517
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$32,996	$31,816

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K for NEE and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239	$205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	118	142
Nuclear fuel amortization	23	34
Deferred income taxes	265	220
Cost recovery clauses and franchise fees	48	61
Allowance for equity funds used during construction	(10)	(11)
Other - net	10	(11)
Changes in operating assets and liabilities:
Customer receivables	47	136
Other receivables	6	33
Materials, supplies and fossil fuel inventory	(22)	(22)
Other current assets	(21)	(6)
Other assets	(11)	(15)
Accounts payable	6	(47)
Income taxes	(117)	(132)
Interest and other taxes	77	73
Other current liabilities	(107)	(27)
Other liabilities	7	(1)
Net cash provided by operating activities	558	632
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,084)	(658)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	154
Nuclear fuel purchases	(28)	(36)
Proceeds from sale or maturity of securities in special use funds	727	964
Purchases of securities in special use funds	(758)	(978)
Other - net	26	—
Net cash used in investing activities	(1,117)	(554)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(25)	(24)
Net change in short-term debt	507	330
Capital contribution from NEE	40	—
Dividends to NEE	—	(400)
Other - net	17	17
Net cash provided by (used in) financing activities	539	(77)
Net increase (decrease) in cash and cash equivalents	(20)	1
Cash and cash equivalents at beginning of period	36	20
Cash and cash equivalents at end of period	$16	$21
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$560	$331

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2011 Form 10-K for NEE and FPL.  In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and has a supplemental executive retirement plan, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees (collectively, pension benefits).  In addition to pension benefits, NEE sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
		(millions)
Service cost	$16	$16	$1	$2
Interest cost	25	25	5	5
Expected return on plan assets	(60)	(60)	—	(1)
Amortization of transition obligation	—	—	1	1
Amortization of prior service cost (benefit)	1	(1)	—	—
Net periodic benefit (income) cost at NEE	$(18)	$(20)	$7	$7
Net periodic benefit (income) cost at FPL	$(11)	$(13)	$5	$5

2.  Derivative Instruments

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For NEE's non-rate regulated operations, predominantly NEER, unless hedge accounting is applied, essentially all changes in the derivatives'

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.  For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate swaps and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At March 31, 2012, NEE's accumulated other comprehensive income (AOCI) included amounts related to discontinued commodity cash flow hedges with expiration dates through December 2012; interest rate cash flow hedges with expiration dates through December 2030; and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $19 million of losses included in AOCI at March 31, 2012 is expected to be reclassified into earnings within the next 12 months as either the principal and/or interest payments are made or electricity is sold. Such amounts assume no change in power prices, interest rates, currency exchange rates or scheduled principal payments.

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the condensed consolidated balance sheets as follows:

	NEE		FPL
	March 31, 2012	December 31, 2011	March 31, 2012		December 31, 2011
	(millions)
Current derivative assets(a)	$858	$611	$17	(b)	$10	(b)
Noncurrent derivative assets(c)	1,067	973	4	(d)	2	(d)
Current derivative liabilities(e)	(1,347)	(1,090)	(607)		(512)
Noncurrent derivative liabilities(f)	(690)	(541)	(11)	(g)	(1)	(g)
Total mark-to-market derivative instrument assets (liabilities)	$(112)	$(47)	$(597)		$(501)
————————————

(a)
At March 31, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $113 million and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.

(c)
At March 31, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $160 million and $109 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(e)
At March 31, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $114 million and $112 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)
At March 31, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $56 million and $79 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(g)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At March 31, 2012 and December 31, 2011, NEE had approximately $27 million and $22 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at March 31, 2012 and December 31, 2011, NEE had approximately $60 million and $50 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NEE's and FPL's net derivative positions at March 31, 2012 and December 31, 2011, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	March 31, 2012		December 31, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$34	$—	$22	$—
Current derivative liabilities	—	63	—	60
Noncurrent derivative assets	9	—	15	—
Noncurrent derivative liabilities	—	243	—	260
Foreign currency swap:
Current derivative liabilities	—	3	—	3
Noncurrent derivative liabilities	—	11	—	3
Total	$43	$320	$37	$326

Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended March 31,
	2012					2011
	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$—	$1	$(10)		$(9)	$—	$1	$(16)		$(15)
Gains (losses) reclassified from AOCI to net income(a)	$1	$(16)	$(10)	(b)	$(25)	$5	$(19)	$(11)	(b)	$(25)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate swaps.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

For the three months ended March 31, 2012, NEE recorded a gain of approximately $1 million on six fair value hedges which resulted in a corresponding increase in the related debt.  For the three months ended March 31, 2011, NEE recorded a loss of approximately $6 million on three fair value hedges which resulted in a corresponding reduction in the related debt.

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2012						December 31, 2011
	NEE		FPL				NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$1,447	$510	$18	(a)	$1	(a)	$1,127	$432	$11	(a)	$1	(a)
Current derivative liabilities	4,244	5,636	5		612		3,358	4,494	1		513
Noncurrent derivative assets	1,631	413	4	(b)	—		1,290	250	2	(b)	—
Noncurrent derivative liabilities	1,416	1,898	1	(c)	12	(c)	1,222	1,579	—		1	(c)
Foreign currency swap:
Current derivative liabilities	—	3	—		—		—	3	—		—
Noncurrent derivative assets	—	—	—		—		27	—	—		—
Noncurrent derivative liabilities	—	10	—		—		—	—	—		—
Total	$8,738	$8,470	$28		$625		$7,024	$6,758	$14		$515
————————————

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

(b)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(c)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended March 31,
	2012	2011
	(millions)
Commodity contracts(a):
Operating revenues	$190	$(152)
Fuel, purchased power and interchange	(11)	(25)
Foreign currency swap - other - net	(37)	(5)
Total	$142	$(182)
————————————

(a)
For the three months ended March 31, 2012 and 2011, FPL recorded approximately $252 million and less than $1 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NEE's and FPL's overall net economic exposure because NEE and FPL do not use derivative instruments to hedge all of their commodity exposures.  At March 31, 2012, NEE and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NEE		FPL
	(millions)
Power	(86)	mwh(a)	—
Natural gas	1,481	mmbtu(b)	1,063	mmbtu(b)
Oil	(3)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At March 31, 2012, NEE had interest rate contracts with a notional amount totaling approximately $6.6 billion and foreign currency swaps with a notional amount totaling approximately $544 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Certain of NEE's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At March 31, 2012, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.4 billion ($0.6 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NEE or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), NEE would be required to post collateral such that the total posted collateral would be approximately $1.1 billion ($0.3 billion at FPL).  If FPL's and NEECH's credit ratings were downgraded to below investment grade, NEE would be required to post additional collateral such that the total posted collateral would be approximately $3.2 billion ($1.0 billion at FPL).  Some contracts at NEE, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NEE could be required to post additional collateral of up to approximately $600 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At March 31, 2012, NEE had posted approximately $590 million ($70 million at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and NEECH have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Most exchange-traded derivative assets and liabilities are valued directly using unadjusted quoted prices.  For exchange-traded derivative assets and liabilities where the principal market is deemed to be inactive based on average daily volumes and open interest, the measurement is established using settlement prices from the exchanges, and therefore considered to be valued using

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

significant other observable inputs.

NEE and FPL also enter into OTC commodity contract derivatives.  The majority of these contracts are transacted at liquid trading points, and the prices for these contracts are verified using quoted prices in active markets from exchanges, brokers or pricing services for similar contracts.  In instances where the reference markets are deemed to be inactive or do not have transactions for a similar contract, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs.  In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points.

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

In all cases where NEE and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  This consideration includes, but is not limited to, assumptions about market liquidity, volatility and contract duration as more fully described below in Significant Unobservable Inputs.

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$105	$—		$—	$—	$105
FPL - equity securities	$5	$—		$—	$—	$5
Special use funds:
NEE:
Equity securities	$797	$1,421	(b)	$—	$—	$2,218
U.S. Government and municipal bonds	$507	$142		$—	$—	$649
Corporate debt securities	$—	$462		$—	$—	$462
Mortgage-backed securities	$—	$512		$—	$—	$512
Other debt securities	$1	$39		$—	$—	$40
FPL:
Equity securities	$143	$1,259	(b)	$—	$—	$1,402
U.S. Government and municipal bonds	$460	$111		$—	$—	$571
Corporate debt securities	$—	$298		$—	$—	$298
Mortgage-backed securities	$—	$436		$—	$—	$436
Other debt securities	$—	$26		$—	$—	$26
Other investments:
NEE:
Equity securities	$10	$—		$—	$—	$10
U.S. Government and municipal bonds	$9	$—		$—	$—	$9
Corporate debt securities	$—	$42		$—	$—	$42
Mortgage-backed securities	$—	$42		$—	$—	$42
Other	$5	$4		$—	$—	$9
Derivatives:
NEE:
Commodity contracts	$3,115	$4,316		$1,307	$(6,856)	$1,882	(c)
Interest rate swaps	$—	$43		$—	$—	$43	(c)
FPL - commodity contracts	$—	$18		$10	$(7)	$21	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$3,237	$4,502		$718	$(6,753)	$1,704	(c)
Interest rate swaps	$—	$306		$—	$—	$306	(c)
Foreign currency swaps	$—	$27		$—	$—	$27	(c)
FPL - commodity contracts	$—	$622		$3	$(7)	$618	(c)
————————————

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,226 million ($1,106 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$159	$—		$—	$—	$159
FPL - equity securities	$11	$—		$—	$—	$11
Special use funds:
NEE:
Equity securities	$709	$1,206	(b)	$—	$—	$1,915
U.S. Government and municipal bonds	$508	$167		$—	$—	$675
Corporate debt securities	$—	$516		$—	$—	$516
Mortgage-backed securities	$—	$511		$—	$—	$511
Other debt securities	$—	$47		$—	$—	$47
FPL:
Equity securities	$128	$1,056	(b)	$—	$—	$1,184
U.S. Government and municipal bonds	$458	$134		$—	$—	$592
Corporate debt securities	$—	$359		$—	$—	$359
Mortgage-backed securities	$—	$434		$—	$—	$434
Other debt securities	$—	$32		$—	$—	$32
Other investments:
NEE:
Equity securities	$4	$—		$—	$—	$4
U.S. Government and municipal bonds	$8	$—		$—	$—	$8
Corporate debt securities	$—	$43		$—	$—	$43
Mortgage-backed securities	$—	$33		$—	$—	$33
Other	$5	$5		$—	$—	$10
Derivatives:
NEE:
Commodity contracts	$2,448	$3,478		$1,071	$(5,477)	$1,520	(c)
Interest rate swaps	$—	$37		$—	$—	$37	(c)
Foreign currency swaps	$—	$27		$—	$—	$27	(c)
FPL - commodity contracts	$—	$8		$6	$(2)	$12	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,588	$3,582		$585	$(5,453)	$1,302	(c)
Interest rate swaps	$—	$320		$—	$—	$320	(c)
Foreign currency swaps	$—	$9		$—	$—	$9	(c)
FPL - commodity contracts	$—	$513		$2	$(2)	$513	(c)
————————————

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,086 million ($979 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Significant Unobservable Inputs - The valuation of certain commodity contracts requires the use of significant unobservable inputs.  All forward price, implied volatility, implied correlation and interest rate inputs used in the valuation of such contracts are directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available.  If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  Observable inputs, including some forward prices, implied volatilities and interest rates used for determining fair value are updated daily to reflect the best available market information.  Unobservable inputs which are related to observable inputs, such as illiquid portions of forward price or volatility curves, are updated daily as well, using industry standard techniques such as interpolation and extrapolation, combining observable forward inputs supplemented by historical market and other relevant data.  Other unobservable inputs, such as implied correlations, customer migration rates from full requirements contracts and some implied volatility curves, are modeled using proprietary models based on historical data and industry standard techniques.

All price, volatility, correlation and customer migration inputs used in valuation are subject to validation by the Risk Management group.  The Risk Management group performs a risk management function within NEE and FPL responsible for assessing credit, market and operational risk impact, reviewing valuation methodology and modeling, confirming transactions, monitoring approval processes and developing and monitoring trading limits.  The Risk Management group is separate from the transacting group, and the Vice President of Risk Management reports to the Chief Financial Officer of NEE and FPL.  For markets where independent third-party data is readily available, validation is conducted daily by directly reviewing this market data against inputs utilized by the transacting group, and indirectly by critically reviewing daily risk reports.  For markets where independent third-party data is not readily available, additional analytical reviews are performed on at least a quarterly basis.  These analytical reviews are designed to ensure that all price and volatility curves used for fair valuing transactions are adequately validated each quarter, and are reviewed and approved by the Vice President of Risk Management.  In addition, other valuation assumptions such as implied correlations and customer migration rates are reviewed and approved by Risk Management on a periodic basis.  Newly created models used in the valuation process are also subject to testing and approval by Risk Management prior to use and established models are reviewed annually, or more often as needed, by Risk Management.

On a monthly basis, the Exposure Management Committee (EMC), which is comprised of certain members of senior management, meets with representatives from the Risk Management group and the transacting group to discuss NEE's and FPL's energy risk profile and operations, review risk reports and to discuss fair value issues as necessary.  The EMC develops guidelines required for an appropriate risk management control infrastructure, which includes implementation and monitoring of compliance with Risk Management policy.  The EMC executes its risk management responsibilities through direct oversight and delegation of its responsibilities to the Vice President of Risk Management, as well as to other corporate and business unit personnel.

The significant unobservable inputs used in the valuation of contracts categorized as Level 3 of the fair value hierarchy at March 31, 2012 are as follows:

Transaction Type	Fair Value at March 31, 2012		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$389	$83	Discounted cash flow	Forward price (per mwh)	$7	—	$157

Options - power	$437	$559	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	173%

Options - gas	$83	$26	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	61%

Full requirements and unit contingent contracts	$364	$45	Discounted cash flow	Forward price (per mwh)	$8	—	$140
				Customer migration rate(a)	—%	—	20%
——————————

(a)	Applies only to full requirements contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power	Increase (decrease)
	Sell power	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power (a)	Decrease (increase)
————————————
(a) Assumes the contract is in a gain position.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2012		2011
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$486	$4	$296	$7
Realized and unrealized gains (losses):
Included in earnings(a)	231	—	(82)	—
Included in regulatory assets and liabilities	4	4	—	—
Purchases	158	—	88	—
Settlements	(124)	(1)	(45)	(2)
Issuances	(177)	—	(152)	—
Transfers in(b)	16	—	1	—
Transfers out(b)	(5)	—	(2)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$589	$7	$104	$5
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$221	$—	$(80)	$—
————————————

(a)
For the three months ended March 31, 2012 and 2011, $228 million and $(92) million, respectively, of realized and unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
For the three months ended March 31, 2012 and 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2012 and 2011, $219 million and $(86) million, respectively, of unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At March 31, 2012 and December 31, 2011, other investments of NEE, not included in the table below, included financial instruments of approximately $40 million and $35 million ($8 million and $4 million at FPL), respectively, including $2 million and $2 million included in current other receivables on the condensed consolidated balance sheets (none at FPL), which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	March 31, 2012				December 31, 2011
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$4,104	(a)	$4,104	(a)	$3,867	(a)	$3,867	(a)
Other investments:
Notes receivable	$503		$605	(b)	$503		$535	(b)
Debt securities	$97	(c)	$97	(d)	$89	(c)	$89	(d)
Equity securities	$87		$159	(e)	$80		$159	(e)
Long-term debt, including current maturities	$22,036		$23,827	(f)	$21,614		$23,699	(f)
Interest rate swaps - net unrealized losses	$(263)		$(263)	(d)	$(283)		$(283)	(d)
Foreign currency swaps - net unrealized gains (losses)	$(27)		$(27)	(d)	$18		$18	(d)
FPL:
Special use funds	$2,884	(a)	$2,884	(a)	$2,737	(a)	$2,737	(a)
Long-term debt, including current maturities	$7,507		$8,746	(f)	$7,533		$9,078	(f)
————————————

(a)
At March 31, 2012, includes $180 million of investments accounted for under the equity method and $43 million of loans not measured at fair value on a recurring basis ($126 million and $25 million, respectively, for FPL).  At December 31, 2011, includes $164 million of investments accounted for under the equity method and $39 million of loans not measured at fair value on a recurring basis ($112 million and $24 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type and hierarchy level.  The amortized cost of debt and equity securities is $1,579 million and $1,443 million, respectively, at March 31, 2012 and $1,638 million and $1,425 million, respectively, at December 31, 2011 ($1,260 million and $870 million, respectively, at March 31, 2012 and $1,321 million and $864 million, respectively, at December 31, 2011 for FPL).

(b)
Classified as held to maturity.  Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest primarily at fixed rates and mature from 2014 to 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of March 31, 2012, neither NEE nor FPL had any notes receivable reported in non-accrual status.

(c)	Classified as trading securities.

(d)	See Note 3.

(e)	Primarily modeled internally based on recent market information including, among other things, private offerings of the securities (Level 3).

(f)
As of March 31, 2012 and December 31, 2011, $14,937 million and $15,035 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds consist of FPL's storm fund assets of $125 million and NEE's and FPL's nuclear decommissioning fund assets of $3,979 million and $2,759 million, respectively, at March 31, 2012.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2012 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2012 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(millions)
Realized gains	$43	$30	$31	$12
Realized losses	$12	$21	$11	$19
Proceeds from sale or maturity of securities	$936	$1,347	$727	$964

Unrealized losses on available for sale debt securities at March 31, 2012 and December 31, 2011 were not material to NEE or FPL.  The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(millions)
Equity securities	$755	$546	$512	$376
U.S. Government and municipal bonds	$26	$46	$25	$43
Corporate debt securities	$28	$31	$21	$24
Mortgage-backed securities	$25	$27	$22	$24
Other debt securities	$2	$3	$2	$3

Regulations issued by the Federal Energy Regulatory Commission (FERC) and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit, among other investments, investments in any securities of NEE or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NEER's nuclear plants are included in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for NEER's Seabrook Station (Seabrook), decommissioning fund contributions and withdrawals are also regulated by the Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

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

5.  Income Taxes

NEE's effective income tax rate for the three months ended March 31, 2012 and 2011 was approximately 25% and (14)%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $61 million and $79 million, respectively, related to NEER's wind projects and approximately $12 million and $7 million, respectively, of deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), primarily for certain wind projects expected to be placed in service.  NEE’s effective income tax rate for the three months ended March 31, 2011 also reflects approximately $26 million reduction in income tax expense, net of federal income taxes, primarily related to a valuation allowance reversal for certain state ITCs reflecting state tax planning initiatives (state ITC benefit).

NEE recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.  PTCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income and wind generation.

6.  Variable Interest Entities (VIEs)

As of March 31, 2012, NEE has nine VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $375 million and $406 million at March 31, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $464 million and $496 million at March 31, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement (PPA) effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended March 31, 2012 and 2011, FPL purchased 98,941 mwh and 256,675 mwh, respectively, from the facility at a total cost of approximately $40 million and $43 million, respectively.

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

NEER - NEE consolidates eight NEER VIEs.  NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

An NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 mw.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER. The assets and liabilities of the VIE were approximately $101 million and $77 million, respectively, at March 31, 2012 and $105 million and $82

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

million, respectively, at December 31, 2011, and consisted primarily of property, plant and equipment and long-term debt.

The other seven NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 2,579 mw.  Six of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037; the seventh VIE sells its electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of these VIEs totaled approximately $4.1 billion and $2.8 billion, respectively, at March 31, 2012. Six of the VIEs were consolidated at December 31, 2011, and the assets and liabilities of those VIEs totaled approximately $3.2 billion and $2.6 billion, respectively, at December 31, 2011. At March 31, 2012 and December 31, 2011, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of March 31, 2012 and December 31, 2011, several NEE subsidiaries have investments totaling approximately $683 million ($531 million at FPL) and $668 million ($526 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of March 31, 2012, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

7.  Common Stock

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended March 31,
	2012	2011
	(millions, except per share amounts)
Numerator - net income	$461	$268
Denominator:
Weighted-average number of common shares outstanding - basic	412.3	415.8
Performance share awards, options, restricted stock and equity units(a)	2.4	2.6
Weighted-average number of common shares outstanding - assuming dilution	414.7	418.4
Earnings per share of common stock:
Basic	$1.12	$0.64
Assuming dilution	$1.11	$0.64
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

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 0.6 million and 14.3 million for the three months ended March 31, 2012 and 2011, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.  Debt

Long-term debt issuances and borrowings by subsidiaries of NEE during the three months ended March 31, 2012 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - March 2012	NEECH and NEER subsidiary	Canadian revolving credit facilities	Variable	(a)	$16	2013
January - March 2012	NEER subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	$67	2030
January - March 2012	NEER subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)	$14	2015
January - March 2012	NEECH and NEER subsidiary	Euro denominated revolving loan	Variable	(a)	$22	2014
January - March 2012	Lone Star	Senior secured limited-recourse loan	Variable	(a)	$58	2016
March 2012	NEECH	Junior Subordinated Debentures	5.70%		$400	2072
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements were entered into with respect to these issuances.

9.  Commitments and Contingencies

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At March 31, 2012, estimated planned capital expenditures for the remainder of 2012 through 2016 were as follows:

	2012	2013	2014	2015	2016	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$1,580	$840	$680	$300	$160	$3,560
Existing	450	650	660	525	430	2,715
Transmission and distribution	620	705	690	660	705	3,380
Nuclear fuel	125	125	205	250	250	955
General and other	145	190	120	80	85	620
Total	$2,920	$2,510	$2,355	$1,815	$1,630	$11,230
NEER:
Wind(d)	$1,740	$85	$15	$5	$5	$1,850
Solar(e)	1,040	725	165	55	—	1,985
Nuclear(f)	270	260	270	280	295	1,375
Other(g)	255	125	100	110	80	670
Total	$3,305	$1,195	$550	$450	$380	$5,880
Corporate and Other(h)	$410	$85	$85	$75	$75	$730
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $56 million, $87 million, $53 million , $56 million and $28 million in 2012 to 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $89 million, $44 million and $2 million in 2012 to 2014, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for planned new wind projects that have received applicable internal approvals and related transmission.  NEER plans to add new U.S. wind generation of approximately 1,300 mw in 2012, including 177 mw added in the first quarter of 2012, and new Canadian wind generation of approximately 600 mw in 2012 through 2015, at a total cost of approximately $3 billion.

(e)
Consists of capital expenditures for planned new solar projects totaling 625 mw that have received applicable internal approvals and related transmission, including equity contributions associated with a 50% equity method investment in a 550 mw solar project.  Excludes solar projects requiring internal approvals with generation totaling 270 mw with an estimated total cost of approximately $1 billion.

(f)	Includes nuclear fuel.

(g)
Consists of capital expenditures that have received applicable internal approvals.  In addition, NEER plans to add natural gas infrastructure projects at a total cost of approximately $600 million in 2013 through 2016.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC of approximately $38 million and $14 million in 2012 and 2013, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

At March 31, 2012, subsidiaries of NEE, other than FPL, in the normal course of business, have guaranteed certain debt service and fuel payments of non-consolidated entities.  The terms of the guarantees relating to the non-consolidated entities are equal to the terms of the related agreements, with remaining terms ranging from less than three years to six years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2012 was approximately $30 million.  At March 31, 2012, NEE did not have any liabilities recorded for these guarantees.  In certain instances, NEE can seek recourse from third parties for amounts paid under the guarantees.  At March 31, 2012, the fair value of the guarantees was not material.  In addition to the guarantees relating to non-consolidated entities, NEE has guaranteed certain payment obligations of NEECH, including most payment obligations under NEECH's debt and guarantees.

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

NEER has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from May 2012 through 2030, approximately $2.9 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from June 2012 through 2033.

The transmission business included in Corporate and Other has entered into contracts primarily for development and construction activities relating to Lone Star's transmission line and other associated facilities, all of which is included in the estimated planned capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of March 31, 2012 were estimated as follows:

	2012	2013	2014	2015	2016	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$220	$270	$275	$280	$240	$2,390
JEA and Southern subsidiaries	$170	$230	$225	$195	$70	$180
Other electricity suppliers	$5	$—	$—	$—	$—	$—
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$1,350	$1,300	$1,030	$560	$525	$6,925
Coal(b)	$60	$85	$35	$5	$5	$—
NEER(c)	$2,045	$555	$120	$110	$105	$595
Corporate and Other(d)	$170	$30	$15	$15	$15	$—
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $133 million and $124 million for the three months ended March 31, 2012 and 2011, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $39 million and $77 million for the three months ended March 31, 2012 and 2011, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes termination payments associated with wind turbine contracts for projects that have not yet received applicable internal approvals.

(d)	Includes a $75 million commitment to invest in clean power and technology businesses through 2017.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $177 million ($102 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $3 million, plus any applicable taxes, respectively.

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

In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999.  NEE has filed an answer to the complaint.  NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case has been scheduled for trial from April 30, 2012 through May 4, 2012.

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

10.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business.  NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NEE's segment information is as follows:

	Three Months Ended March 31,
	2012				2011
	FPL	NEER(a)	Corporate and Other	NEE Consoli- dated	FPL	NEER(a)	Corporate and Other	NEE Consoli- dated
				(millions)
Operating revenues	$2,224	$1,090	$57	$3,371	$2,246	$833	$55	$3,134
Operating expenses	$1,743	$738	$47	$2,528	$1,840	$824	$42	$2,706
Net income (loss)(b)	$239	$221	$1	$461	$205	$65	$(2)	$268

	March 31, 2012				December 31, 2011
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$32,996	$24,344	$1,867	$59,207	$31,816	$23,459	$1,913	$57,188
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	See Note 5 for a discussion of NEER's tax benefits related to PTCs.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,151	$2,220	$3,371	$—	$890	$2,244	$3,134
Operating expenses	(4)	(784)	(1,740)	(2,528)	(3)	(865)	(1,838)	(2,706)
Interest expense	(3)	(161)	(101)	(265)	(3)	(163)	(88)	(254)
Equity in earnings of subsidiaries	458	—	(458)	—	—	—	—	—
Other income (deductions) - net	—	32	8	40	270	53	(261)	62
Income (loss) before income taxes	451	238	(71)	618	264	(85)	57	236
Income tax expense (benefit)	(10)	19	148	157	(4)	(149)	121	(32)
Net income (loss)	$461	$219	$(219)	$461	$268	$64	$(64)	$268
————————————

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$521	$291	$(291)	$521	$304	$94	$(94)	$304
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2012				December 31, 2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$30	$23,089	$36,142	$59,261	$31	$22,351	$35,170	$57,552
Less accumulated depreciation and amortization	(4)	(4,364)	(10,925)	(15,293)	(3)	(4,143)	(10,916)	(15,062)
Total property, plant and equipment - net	26	18,725	25,217	43,968	28	18,208	24,254	42,490
CURRENT ASSETS
Cash and cash equivalents	1	257	17	275	1	339	37	377
Receivables	156	1,144	537	1,837	84	1,026	692	1,802
Other	9	1,323	1,650	2,982	5	1,075	1,613	2,693
Total current assets	166	2,724	2,204	5,094	90	2,440	2,342	4,872
OTHER ASSETS
Investment in subsidiaries	15,154	—	(15,154)	—	14,879	—	(14,879)	—
Other	854	5,017	4,274	10,145	513	4,849	4,464	9,826
Total other assets	16,008	5,017	(10,880)	10,145	15,392	4,849	(10,415)	9,826
TOTAL ASSETS	$16,200	$26,466	$16,541	$59,207	$15,510	$25,497	$16,181	$57,188
CAPITALIZATION
Common shareholders' equity	$15,223	$4,025	$(4,025)	$15,223	$14,943	$4,030	$(4,030)	$14,943
Long-term debt	—	13,526	7,056	20,582	—	13,327	7,483	20,810
Total capitalization	15,223	17,551	3,031	35,805	14,943	17,357	3,453	35,753
CURRENT LIABILITIES
Debt due within one year	—	2,100	1,288	3,388	—	1,778	379	2,157
Accounts payable	—	428	645	1,073	—	512	679	1,191
Other	401	1,641	1,502	3,544	250	1,520	1,601	3,371
Total current liabilities	401	4,169	3,435	8,005	250	3,810	2,659	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	475	1,159	1,634	—	466	1,145	1,611
Accumulated deferred income taxes	73	1,355	4,385	5,813	68	1,376	4,237	5,681
Other	503	2,916	4,531	7,950	249	2,488	4,687	7,424
Total other liabilities and deferred credits	576	4,746	10,075	15,397	317	4,330	10,069	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$16,200	$26,466	$16,541	$59,207	$15,510	$25,497	$16,181	$57,188
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2012				2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Dividends from FPL	$—	$—	$—	$—	$400	$—	$(400)	$—
Dividends from NEECH	295	—	(295)	—	—	—	—	—
Other	12	265	558	835	118	234	631	983
Net cash provided by operating activities	307	265	263	835	518	234	231	983
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(902)	(1,112)	(2,014)	(16)	(734)	(694)	(1,444)
Capital contribution to FPL	(40)	—	40	—	—	—	—	—
Cash grants under the Recovery Act	—	—	—	—	—	223	154	377
Other - net	—	29	(10)	19	(280)	8	262	(10)
Net cash used in investing activities	(40)	(873)	(1,082)	(1,995)	(296)	(503)	(278)	(1,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	566	—	566	—	201	—	201
Retirements of long-term debt	—	(109)	(25)	(134)	—	(228)	(24)	(252)
Proceeds from sale of differential membership interests	—	303	—	303	—	—	—	—
Net change in short-term debt	—	75	507	582	—	158	330	488
Dividends on common stock	(248)	—	—	(248)	(229)	—	—	(229)
Dividends to NEE(b)	—	(295)	295	—	—	—	—	—
Other - net	(19)	(14)	22	(11)	7	260	(258)	9
Net cash provided by (used in) financing activities	(267)	526	799	1,058	(222)	391	48	217
Net increase (decrease) in cash and cash equivalents	—	(82)	(20)	(102)	—	122	1	123
Cash and cash equivalents at beginning of period	1	339	37	377	—	282	20	302
Cash and cash equivalents at end of period	$1	$257	$17	$275	$—	$404	$21	$425
————————————

(a)	Represents FPL and consolidating adjustments.

(b)	Other column in 2011 also includes cash dividends from FPL to NEE of $400 million and corresponding consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2011 Form 10-K for NEE and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.6 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in the U.S. of renewable energy from the wind and sun.  The table below presents NEE’s net income (loss) and earnings (loss) per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of interest expense, the operating results of FPL FiberNet, Lone Star and other business activities, as well as other income and expense items, including income taxes and eliminating entries (see Note 10 for additional segment information).

	Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(millions)
FPL	$239	$205	$0.58	$0.49
NEER(a)	221	65	0.53	0.16
Corporate and Other	1	(2)	—	(0.01)
NEE	$461	$268	$1.11	$0.64
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

Adjusted Earnings

NEE prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP).  However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining whether performance goals are met for performance-based compensation under NEE’s employee incentive compensation plans.  NEE also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  NEE’s management believes adjusted earnings provides a more meaningful representation of the company’s fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with GAAP.

Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges (as described below) and other than temporary impairment (OTTI) losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  OTTI losses and OTTI reversals are reported in other - net in NEE's condensed consolidated statements of income.

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk. The first category, referred to as non-qualifying hedges, represents certain transactions entered into as economic hedges but the transactions do not meet the requirements for hedge accounting or hedge accounting treatment is not elected.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions.  For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  The second category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 2.

The following table provides details of the net unrealized after-tax gains and losses from non-qualifying hedges and after-tax OTTI losses, net of reversals.

	Three Months Ended March 31,
	2012	2011
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from NEER's non-qualifying hedge activity	$37	$(125)
OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$2	$1

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

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended March 31, 2012 and 2011 was $461 million and $268 million, respectively, an increase of $193 million, and reflects the following:

•
higher results at FPL of $34 million primarily due to investments in plant in service and FPL's ability to use the surplus depreciation credit, as permitted under the terms of the stipulation and settlement regarding FPL's base rates (2010 rate agreement), to earn an 11% regulatory return on equity (ROE) in 2012, as well as higher cost recovery clause results, and

•
higher results at NEER of $156 million primarily due to net unrealized mark-to-market after-tax gains from non-qualifying hedge activity for the three months ended March 31, 2012 compared to losses on such hedges for the three months ended March 31, 2011.

NEE's effective income tax rate for the three months ended March 31, 2012 and 2011 was approximately 25% and (14)%, respectively.  These rates reflect the effect of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation and by the expiration of PTCs after ten years of production.  PTCs for the three months ended March 31, 2012 and 2011 were approximately $61 million and $79 million, respectively.  Deferred income tax benefits associated with convertible ITCs for the three months ended March 31, 2012 and 2011 were approximately $12 million and $7 million, respectively.  NEE's effective income tax rate for the three months ended March 31, 2011 was also affected by the $26 million state ITC benefit.

FPL:  Results of Operations

FPL’s net income for the three months ended March 31, 2012 and 2011 was $239 million and $205 million, respectively, an increase of $34 million.  See Summary above for a discussion of the major drivers of this increase.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(millions)
Retail base	$934	$869
Fuel cost recovery	826	953
Other cost recovery clauses and pass-through costs, net of any deferrals	411	378
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	53	46
Total	$2,224	$2,246

Retail Base

As permitted by the 2010 rate agreement, FPL collected approximately $36 million in retail base revenues through the capacity clause related to the placement in service of West County Energy Center Unit No. 3 in May 2011.  Additional base revenues of approximately $5 million were collected during the three months ended March 31, 2012, as permitted by the FPSC's nuclear cost recovery rule, related to new nuclear capacity which was placed in service in 2011.

Retail Customer Usage and Growth
For the three months ended March 31, 2012, FPL experienced a 3.4% increase in average usage per retail customer, reflecting weather, an extra day of sales as 2012 is a leap year and other factors, which increased retail base revenues by approximately $19 million.  For the three months ended March 31, 2012, FPL experienced a 0.6% increase in the average number of customer accounts, increasing retail base revenues by approximately $5 million.

Cost Recovery Clauses

For the three months ended March 31, 2012 and 2011, cost recovery clauses contributed $33 million and $24 million, respectively, to FPL’s net income, primarily due to a return related to additional nuclear capacity investments.  In 2012, it is expected that cost recovery clauses will contribute higher earnings for FPL as a result of additional nuclear capacity investments.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in other operations and maintenance (O&M) and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

Risk Management Fuel Procurement Program
FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL’s fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program was approximately $590 million and $502 million at March 31, 2012 and December 31, 2011, respectively.

The decrease in fuel revenues for the three months ended March 31, 2012 is primarily due to a lower average fuel factor.  The change from December 31, 2011 to March 31, 2012 in deferred clause and franchise expenses and deferred clause and franchise revenues was approximately $48 million and positively affected NEE’s and FPL’s cash flows from operating activities for the three months ended March 31, 2012.

Other Items Impacting FPL Results

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2012	2011
	(millions)
Fuel and energy charges during the period	$758	$861
Net collection of previously deferred retail fuel costs	66	86
Other, primarily capacity charges, net of any capacity deferral	111	124
Total	$935	$1,071

The decrease in fuel and energy charges for the three months ended March 31, 2012 reflects lower fuel and energy prices of $126 million, partly offset by higher energy sales of $23 million.

O&M Expenses
FPL’s O&M expenses increased $62 million for the three months ended March 31, 2012 reflecting higher maintenance costs primarily due to the timing and extent of nuclear and fossil unit outages, as well as higher employee-related costs. In addition, higher pass-through costs recovered under FPL's cost recovery clauses amounted to approximately $12 million.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended March 31,
	2012	2011
	(millions)
Surplus depreciation credit recorded under the 2010 rate agreement	$(165)	$(99)
Other depreciation and amortization recovered under base rates	251	227
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	32	14
Total	$118	$142

Under the terms of the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken to earn up to an 11% regulatory ROE; as of March 31, 2012, approximately $420 million of surplus depreciation credit remained available for use in 2012.  The increase in other depreciation and amortization expense recovered under base rates for the three months ended March 31, 2012 is primarily due to higher plant in service balances.

Interest Expense
The increase in interest expense for the three months ended March 31, 2012 is primarily due to additional debt outstanding, partly offset by lower average interest rates.

FPL Rate Case

In March 2012, FPL filed a petition with the FPSC requesting, among other things, a permanent base rate increase, on an annualized basis, of approximately $517 million effective January 2013 and an additional approximately $174 million commencing when FPL's modernized Cape Canaveral power plant becomes operational, which is expected to occur in June 2013.  FPL's requested increases are based on a regulatory ROE of 11.50%, consisting of an 11.25% allowed regulatory ROE midpoint, with a range of plus or minus 100 basis points, and a 0.25% ROE performance adder conditioned on FPL maintaining the lowest typical residential customer bill among all the electric utilities in Florida based on a twelve-month average.  Additionally, FPL's petition proposes the continuation of the mechanism for recovery of future storm restoration costs provided under the 2010 rate agreement.  Hearings on the base rate proceeding are expected during the third quarter of 2012 and a final decision is expected in the fourth quarter of 2012.  The 2010 rate agreement expires at the end of December 2012.

Major Capital Projects

In April 2012, the FPSC issued an order approving the modernization of FPL's Port Everglades power plant to a high-efficiency natural gas-fired approximately 1,280 mw unit, which is expected to be in service in 2016.

NEER: Results of Operations

NEER’s net income for the three months ended March 31, 2012 and 2011 was $221 million and $65 million, respectively, an increase of $156 million.  The primary drivers, on an after-tax basis, of this increase were as follows:

Increase (Decrease) From Prior Period
Three Months Ended March 31, 2012
(millions)
New investments(a)	$30
Existing assets(a)	(48)
Gas infrastructure(b)	29
Customer supply and proprietary power and gas trading businesses(b)	(7)
Interest expense, differential membership costs and other	(11)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	162
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	1
Net income increase	$156
_______________________

(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred income tax and other benefits associated with convertible ITCs but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

New Investments

Results from new investments for the three months ended March 31, 2012 reflect the following:

•	the addition of approximately 555 mw of wind and 45 mw of solar generation during or after the three months ended March 31, 2011,

•
an after-tax benefit associated with convertible ITCs of $10 million for the three months ended March 31, 2012 from the sale of membership interests where the investors elected to receive the convertible ITCs related to the underlying wind project; the pretax amount of such benefit was recorded in taxes other than income taxes and other in NEE's condensed consolidated statements of income for the three months ended March 31, 2012, and

•	deferred tax benefits associated with convertible ITCs of $12 million and $7 million for the three months ended March 31, 2012 and 2011, respectively.

Existing Assets

For the three months ended March 31, 2012, results from NEER's existing asset portfolio decreased $48 million primarily due to:

•	the absence of an approximately $33 million state ITC benefit recorded in the prior period,

•	lower results at Seabrook of $19 million primarily due to reduced capacity and lower gains on its decommissioning funds,

•	the roll off of PTCs of $13 million on certain projects after ten years of production,

•
lower results of $11 million at certain joint venture projects primarily due to the expiration of power sales agreements, which is reflected in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income, partly offset by,

•	higher wind results of $18 million primarily due to a higher wind resource partly offset by lower prices and higher O&M expenses, and

•	higher results of $7 million at the Point Beach Nuclear Power Plant primarily due to the absence of a planned outage in the prior year and the addition of 167 mw of capacity.

Seabrook is expected to run at reduced capacity until its next refueling outage scheduled in the fall of 2012, when repairs will be made which are expected to return the unit to its full capacity.

Gas Infrastructure

The increase in gas infrastructure results for the three months ended March 31, 2012 is primarily due to exiting the hedged positions on a number of future gas drilling opportunities.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses decreased for the three months ended March 31, 2012 primarily due to lower power and gas trading results and a decline in full requirement results reflecting warmer weather in the Northeast.

Interest Expense, Differential Membership Costs and Other

For the three months ended March 31, 2012, interest expense, differential membership costs and other reflects higher costs primarily due to growth of the business.

Other Factors

In addition to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2012 increased $257 million primarily due to:

•	unrealized mark-to-market gains of $123 million from non-qualifying hedges compared to $92 million of losses on such hedges in 2010, and

•	higher revenues from new investments of approximately $31 million.

Operating Expenses
Operating expenses for the three months ended March 31, 2012 decreased $86 million primarily due to:

•	$53 million of unrealized mark-to-market losses from non-qualifying hedges compared to $111 million of such losses in 2011, and

•	higher benefits associated with differential membership interests of $27 million, as these members receive their portion of the economic attributes of their membership interests in certain wind facilities. These benefits are reported in taxes other than income taxes and other in NEE's condensed consolidated statements of income.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2012 decreased $9 million primarily due to lower average interest rates.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE’s condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes.  Also see Summary above and Note 5 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs.

Wind and Solar Construction

NEER plans to add approximately 1,300 mw of new U.S. wind generation in 2012, including 177 mw added in the first quarter of 2012, and approximately 600 mw of new wind generation in Canada between 2012 through 2015.  NEER plans to add approximately 900 mw of new solar generation during the period 2012 through 2016, including 40 mw acquired in the first quarter of 2012.

In its development and operation of U.S. wind generation facilities, NEER depends heavily on the federal PTC, which currently provides an income tax credit for the production of electricity from utility-scale wind turbines for the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and is set to expire such that it will not apply to new wind projects that first achieve commercial operation after December 31, 2012. Wind and solar project developers also can choose to receive a 30% ITC, which would be in place of the PTC in the case of wind projects. To be eligible, commercial operation needs to occur before 2013 in the case of wind and before 2017 in the case of solar. For projects placed in service before 2013 in the case of wind or before 2017 in the case of solar, in each case at which construction began before the end of 2011, developers can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC. Any failure to renew the PTC legislation or adopt other legislation conducive to the economic development of wind and solar generation facilities in the U.S. could impede NEER's ability to economically develop wind and solar energy projects in the U.S. and could have a material adverse effect on NEE's business, financial condition, results of operations and prospects. Any renewal or new conducive legislative actions are currently uncertain.

In addition, as part of a deficit reduction plan, Spain may be considering the reduction of existing incentives for, or the imposition of new taxes or other assessments on, certain renewable energy projects, including those that are applicable to the 99.8 mw of solar thermal facilities that NEER is constructing in Spain. Any material reduction in, or the elimination of, these existing incentives or the imposition of new taxes or other assessments on the projects could result in, among other items, NEER abandoning the development of the projects, a loss of NEER's investments in the projects or reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

Lone Star Rate Case

In March 2012, Lone Star reached an agreement with intervenors in its rate case and the staff of the Public Utility Commission of Texas regarding deferring the energizing of Lone Star's first two substations and associated facilities.  In connection with the agreement, Lone Star withdrew its request for interim rates.  The rates that will take effect when Lone Star's first two substations and associated facilities are placed in service will be determined as part of the rate proceeding. A final decision on the rate proceeding is expected in the third quarter of 2012.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the three months ended March 31, 2012 and 2011 were as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(millions)
Sources of cash:
Cash flows from operating activities	$835	$983	$558	$632
Long-term borrowings and change in loan proceeds restricted for construction	611	201	—	—
Proceeds from the sale of differential membership interests	303	—	—	—
Capital contribution from NEE	—	—	40	—
Cash grants under the Recovery Act	—	377	—	154
Issuances of common stock - net	12	18	—	—
Net increase in short-term debt	582	488	507	330
Other sources - net	7	33	43	17
Total sources of cash	2,350	2,100	1,148	1,133
Uses of cash:
Capital expenditures and independent power and other investments and nuclear fuel purchases	(2,014)	(1,444)	(1,112)	(694)
Retirements of long-term debt	(134)	(252)	(25)	(24)
Dividends	(248)	(229)	—	(400)
Repurchases of common stock	(19)	—	—	—
Other uses - net	(37)	(52)	(31)	(14)
Total uses of cash	(2,452)	(1,977)	(1,168)	(1,132)
Net increase (decrease) in cash and cash equivalents	$(102)	$123	$(20)	$1

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(millions)
FPL:
Generation:
New	$626	$295
Existing	172	213
Transmission and distribution	233	165
Nuclear fuel	28	36
General and other	16	24
Other, primarily the exclusion of the equity component of AFUDC and change in accrued property additions	37	(39)
Total	1,112	694
NEER:
Wind	177	257
Solar	375	158
Nuclear, including nuclear fuel	91	137
Other	113	92
Total	756	644
Corporate and Other	146	106
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$2,014	$1,444

Liquidity

At March 31, 2012, NEE's total net available liquidity was approximately $4.7 billion, of which FPL's portion was approximately $2.4 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2012:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,018	$4,579	$7,597	(b)	(b)
Less letters of credit	(72)	(1,582)	(1,654)
	2,946	2,997	5,943

Revolving credit facility	235	—	235	2014
Less borrowings	—	—	—
	235	—	235

Subtotal	3,181	2,997	6,178

Cash and cash equivalents	16	257	273
Less commercial paper	(837)	(902)	(1,739)
Net available liquidity	$2,360	$2,352	$4,712
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

(b)
Approximately $4 million and $1,114 million of FPL’s bank revolving line of credit facilities expire in April 2012 and 2013, respectively. Approximately $10 million and $1,469 million of NEECH’s bank revolving line of credit facilities expire in April 2012 and 2013, respectively.  The remaining portion of bank revolving line of credit facilities for FPL and NEECH expires in 2017.

Additionally, at March 31, 2012, certain subsidiaries of NEE had credit or loan facilities with available liquidity as follows:

	Original Amount	Amount Remaining Available at March 31, 2012	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and NEER:
Canadian bank revolving credit agreements(a)	C$300	$109	Variable	2013	Canadian renewable generating assets
Revolving loan agreement(a)	€170	$158	Variable	2014	Construction of Spain solar project
NEER:
Senior secured limited-recourse loan agreement(b)(c)	€589	$431	Variable	2030	Construction of Spain solar project
Term loan facility(b)(c)	$150	$150	Variable	2019	Construction of Genesis solar project
Lone Star:
Senior secured limited-recourse loan agreement(b)(d)	$387	$220	Variable	2016	Construction of Lone Star transmission line and substations
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

Dodd-Frank Act

NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act.  While some provisions of the statute related to OTC derivatives are currently in effect or have been finalized, the majority of the rules are expected to be finalized and implemented during the remainder of 2012.  NEE and FPL cannot predict the impact of the final rules that will be adopted to implement the OTC derivative-related provisions of the Dodd-Frank Act.  Those rules could negatively affect NEE's and FPL's ability to hedge their commodity and interest rate risks, which could have a material effect on NEE's and FPL's risk exposure and financial results.  The rules also could cause NEER to decide to restructure part of its energy marketing and trading operations or to discontinue certain portions of that business.  In addition, if the rules require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NEE and FPL to penalties for any failure to comply with the new requirements.  The financial and operational impact of the final rules cannot be determined at this time but could be material.

Capital Support

Letters of Credit, Surety Bonds and Guarantees
NEE and FPL obtain letters of credit and surety bonds and issue guarantees to facilitate commercial transactions with third parties and financings.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind and solar development and other contractual agreements.

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

In addition, NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.  See Note 9 - Commitments.

At March 31, 2012, NEE had approximately $1.8 billion of standby letters of credit ($72 million for FPL), approximately $142 million of surety bonds ($56 million for FPL) and approximately $14.2 billion notional amount of guarantees and indemnifications ($25 million for FPL), of which approximately $9.3 billion ($64 million for FPL) letters of credit, guarantees and indemnifications have expiration dates within the next five years.  An aggregate of approximately $1.7 billion ($72 million for FPL) of the standby letters of credit at March 31, 2012 were issued under FPL’s and NEECH’s credit facilities.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at March 31, 2012, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2009, NEE, NEECH, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of April 26, 2012, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of April 26, 2012, NEE and NEECH had approximately $1.9 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $750 million of board-authorized available capacity.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, NEE, through NEER, uses derivatives to optimize the value of power generation assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  See Note 2.

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2012 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2012
Fair value of contracts outstanding at December 31, 2011	$15	$720	$8	$(501)	$242
Reclassification to realized at settlement of contracts	26	(51)	(1)	156	130
Inception value of new contracts	—	2	—	—	2
Net option premium purchases (issuances)	(22)	1	—	—	(21)
Changes in fair value excluding reclassification to realized	56	124	—	(252)	(72)
Fair value of contracts outstanding at March 31, 2012	75	796	7	(597)	281
Net margin cash collateral paid (received)					(103)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2012	$75	$796	$7	$(597)	$178

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2012 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2012
(millions)
Current derivative assets	$824
Noncurrent derivative assets	1,058
Current derivative liabilities	(1,278)
Noncurrent derivative liabilities	(426)
NEE's total mark-to-market energy contract net assets	$178

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2012 were as follows:

	Maturity
	2012	2013	2014	2015	2016	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(25)	$(83)	$1	$1	$—	$—	$(106)
Significant other observable inputs	(173)	9	6	21	25	24	(88)
Significant unobservable inputs	163	59	20	14	9	4	269
Total	(35)	(15)	27	36	34	28	75
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(14)	(5)	(3)	(7)	—	—	(29)
Significant other observable inputs	160	113	82	73	76	8	512
Significant unobservable inputs	(8)	23	37	41	33	187	313
Total	138	131	116	107	109	195	796
Owned Assets - OCI:
Quoted prices in active markets for identical assets	13	—	—	—	—	—	13
Significant other observable inputs	(6)	—	—	—	—	—	(6)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	7	—	—	—	—	—	7
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(587)	(17)	—	—	—	—	(604)
Significant unobservable inputs	4	2	1	—	—	—	7
Total	(583)	(15)	1	—	—	—	(597)
Total sources of fair value	$(473)	$101	$144	$143	$143	$223	$281

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2011 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2011
Fair value of contracts outstanding at December 31, 2010	$25	$422	$49	$(236)	$260
Reclassification to realized at settlement of contracts	16	(31)	(5)	90	70
Net option premium purchases (issuances)	(46)	—	—	—	(46)
Changes in fair value excluding reclassification to realized	(7)	(169)	—	—	(176)
Fair value of contracts outstanding at March 31, 2011	(12)	222	44	(146)	108
Net margin cash collateral paid (received)					63
Total mark-to-market energy contract net assets (liabilities) at March 31, 2011	$(12)	$222	$44	$(146)	$171

With respect to commodities, NEE’s EMC, which is comprised of certain members of senior management, and NEE's chief executive officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC and NEE's chief executive officer receive periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2012 and December 31, 2011, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2011	$—	$2	$2	$38	$50	$25	$38	$50	$26
March 31, 2012	$—	$2	$2	$44	$54	$43	$44	$52	$44
Average for the three months ended March 31, 2012	$—	$2	$2	$52	$65	$43	$52	$67	$44
______________________

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

The following are estimates of the fair value of NEE's and FPL's financial instruments:

	March 31, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,814	$1,814	(a)	$1,897	$1,897	(a)
Other investments:
Notes receivable	$503	$605	(b)	$503	$535	(b)
Debt securities	$97	$97	(a)	$89	$89	(a)
Long-term debt, including current maturities	$22,036	$23,827	(c)	$21,614	$23,699	(c)
Interest rate swaps - net unrealized losses	$(263)	$(263)	(d)	$(283)	$(283)	(d)
FPL:
Fixed income securities - special use funds	$1,414	$1,414	(a)	$1,499	$1,499	(a)
Long-term debt, including current maturities	$7,507	$8,746	(c)	$7,533	$9,078	(c)
————————————

(a)	Estimated using quoted market prices for these or similar issues.

(b)	Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

At March 31, 2012, the estimated fair value of NEE's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received	Estimated Fair Value
(millions)					(millions)
Fair value hedges - NEECH:
$250	May 2010	November 2013	Variable(a)	2.55%	$6
$400	August 2010	September 2015	Variable(b)	2.60%	11
$250	August 2011	June 2013	Variable(c)	5.35%	—
$500	August 2011	December 2015	Variable(d)	7.875%	1
$500	August 2011	March 2019	Variable(e)	6.00%	11
$400	August 2011	June 2021	Variable(f)	4.50%	4
Total fair value hedges					33
Cash flow hedges:
NEER:
$28	December 2003	December 2017	4.245%	Variable(g)	(3)
$9	April 2004	December 2017	3.845%	Variable(g)	(1)
$130	December 2005	November 2019	4.905%	Variable(g)	(13)
$313	January 2007	January 2022	5.390%	Variable(h)	(38)
$292	January 2009	December 2016	2.680%	Variable(g)	(17)
$124	January 2009(i)	December 2023	3.725%	Variable(g)	(2)
$79	January 2009	December 2023	2.578%	Variable(j)	(1)
$17	March 2009	December 2016	2.655%	Variable(g)	(1)
$7	March 2009(i)	December 2023	3.960%	Variable(g)	—
$282	May 2009	May 2017	3.015%	Variable(g)	(19)
$106	May 2009(i)	May 2024	4.663%	Variable(g)	(3)
$239	April 2010	January 2027	4.040%	Variable(h)	(32)
$268	October 2010	September 2028	2.822%	Variable(g)	(12)
$332	April 2011	December 2013	2.733%	Variable(k)	(19)
$786	April 2011(i)	June 2018	4.042%	Variable(l)	(61)
$651	April 2011(i)	December 2030	4.694%	Variable(l)	(55)
$68	August 2011	January 2016	(m)	Variable(g)	(1)
$216	December 2011	December 2029	2.275%	Variable(g)	(1)
NEECH:
$250	October 2010(i)	June 2023	3.479%	Variable(g)	(17)
Total cash flow hedges					(296)
Total interest rate swaps					$(263)
————————————

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 0.4726%.

(b)	Three-month LIBOR plus 0.7980%.

(c)	Three-month LIBOR plus 4.8275%.

(d)	Three-month LIBOR plus 6.675%.

(e)	Three-month LIBOR plus 3.945%.

(f)	Three-month LIBOR plus 2.05%.

(g)	Three-month LIBOR.

(h)	Six-month LIBOR.

(i)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2013, June 2018 and June 2013, respectively.

(j)	Three-month Banker's Acceptance Rate.

(k)	One-month Euro Interbank Offered Rate (Euribor).

(l)	Six-month Euribor.

(m)	Rate varies over time from 0.4914% to 3.0048%.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,075 million ($428 million for FPL) at March 31, 2012.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,290 million and $1,970 million ($1,470 million and $1,238 million for FPL) at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $206 million ($131 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At March 31, 2012, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments.  At March 31, 2012 and December 31, 2011, the fair value of cross currency swaps was approximately $(27) million and $18 million, respectively.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of March 31, 2012, approximately 96% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2012.

(b)	Changes in Internal Control over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 14 - Legal Proceedings to Consolidated Financial Statements in the 2011 Form 10-K for NEE and FPL and Note 9 - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in NEE’s and FPL’s 2011 Form 10-K except as follows:

Any reductions to, or the elimination of, governmental incentives that support renewable energy, including, but not limited to, tax incentives, RPS or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities.  The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support the sale of energy from renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their policies that support renewable energy and consider actions to make the policies less conducive to the development and operation of renewable energy facilities.   Any reductions to, or the elimination of, governmental incentives that support renewable energy, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

The factors discussed above and in Part I, Item 1A. Risk Factors in NEE's and FPL's 2011 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered.  The risks described above and in NEE's and FPL's 2011 Form 10-K are not the only risks facing NEE and FPL.  Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2012 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/12 - 1/31/12	—	$—	—	13,274,748
2/1/12 - 2/29/12	130,114	$60.21	—	13,274,748
3/1/12 - 3/31/12	585	$60.11	—	13,274,748
Total	130,699	$60.21	—
————————————

(a)
Includes:  (1) in February 2012, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in March 2012, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

On January 1, 2012, NEE adopted a new disclosure standard which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. The following presents the retrospective application of the new disclosure standard.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
		(millions)
NET INCOME	$1,923	$1,957	$1,615

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $135 and $3 tax benefit and $90 tax expense, respectively)	(265)	(5)	137
Reclassification from AOCI to net income (net of $18 tax expense and $35 and $50 tax benefit, respectively)	37	(38)	(75)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $13, $41 and $77 tax expense, respectively)	19	60	119
Reclassification from AOCI to net income (net of $34, $16 and $17 tax benefit, respectively)	(49)	(21)	(27)
Defined benefit pension and other benefits plans (net of $32 tax benefit and $1 and $14 tax expense, respectively)	(45)	2	22
Net unrealized gains (losses) on foreign currency translation (net of $3 tax benefit in 2011 and $5 tax expense in 2009)	(5)	(1)	11
Other comprehensive loss related to equity method investee (net of $8 tax benefit)	(12)	—	—
Total other comprehensive income (loss), net of tax	(320)	(3)	187

COMPREHENSIVE INCOME	$1,603	$1,954	$1,802

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2011				Year Ended December 31, 2010				Year Ended December 31, 2009
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss)	$1,603	$535	$(535)	$1,603	$1,954	$981	$(981)	$1,954	$1,802	$952	$(952)	$1,802
————————————

(a)	Represents FPL and consolidating adjustments.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 27, 2012, creating the Series G Junior Subordinated Debentures due March 1, 2072 (filed as Exhibit 4 to Form 8-K dated March 27, 2012, File No. 1-8841)

x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2012 (filed as Exhibit 10(rr) to Form10-K for the year ended December 31, 2011, File No. 1-8841)	x
*10(b)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated March 16, 2012, File No. 1-8841)	x
10(c)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan, as revised March 16, 2012	x
*10(d)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x
*10(e)	Waiver Letter dated March 16, 2012 between Lewis Hay, III and NextEra Energy, Inc. (filed as Exhibit 10(b) to Form 8-K dated March 16, 2012, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
____________________

*Incorporated herein by reference

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

NEXTERA ENERGY, INC. (Registrant)

Date:	April 26, 2012	CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)