Form 10-Q
period 2012-06-30
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2012-07-27
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of June 30, 2012: 422,757,848 shares.

As of June 30, 2012, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) and Part II, Item 1A. Risk Factors in NEE's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (March 2012 Form 10-Q), and investors should refer to those sections of the 2011 Form 10-K and the March 2012 Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES	$3,667	$3,961	$7,038	$7,094
OPERATING EXPENSES
Fuel, purchased power and interchange	1,236	1,557	2,418	2,962
Other operations and maintenance	795	771	1,571	1,463
Impairment charges	—	51	—	51
Depreciation and amortization	335	408	655	740
Taxes other than income taxes and other	279	267	528	543
Total operating expenses	2,645	3,054	5,172	5,759
OPERATING INCOME	1,022	907	1,866	1,335
OTHER INCOME (DEDUCTIONS)
Interest expense	(270)	(256)	(536)	(510)
Equity in earnings of equity method investees	4	18	1	29
Allowance for equity funds used during construction	18	10	31	22
Interest income	22	16	42	37
Gains on disposal of assets - net	57	25	67	42
Other - net	(3)	7	(4)	8
Total other deductions - net	(172)	(180)	(399)	(372)
INCOME BEFORE INCOME TAXES	850	727	1,467	963
INCOME TAXES	243	147	399	115
NET INCOME	$607	$580	$1,068	$848
Earnings per share of common stock:
Basic	$1.46	$1.39	$2.58	$2.04
Assuming dilution	$1.45	$1.38	$2.57	$2.03
Dividends per share of common stock	$0.60	$0.55	$1.20	$1.10
Weighted-average number of common shares outstanding:
Basic	415.0	416.9	413.7	416.4
Assuming dilution	417.2	419.3	416.0	418.9

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012		2011
NET INCOME	$607	$580	$1,068		$848

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $24, $28, $26 and $33 tax benefit, respectively)	(42)	(81)	(49)		(91)
Reclassification from accumulated other comprehensive income to net income (net of $2 tax expense, $1 tax benefit, $11 and $7 tax expense, respectively)	5	4	21		21
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $6 tax benefit, $1, $25 and $15 tax expense, respectively)	(9)	1	38		23
Reclassification from accumulated other comprehensive income to net income (net of $21, $9, $25 and $14 tax benefit, respectively)	(32)	(13)	(37)		(22)
Defined benefit pension and other benefits plans (net of $5 tax expense, $3 tax benefit and $4 tax expense, respectively)	6	—	(6)		6
Net unrealized gains (losses) on foreign currency translation (net of $1 tax benefit, $1, $2 and $6 tax expense, respectively)	(3)	2	3		12
Other comprehensive loss related to equity method investee (net of $1 tax expense and $4 tax benefit, respectively)	(21)	—	(6)	—	—
Total other comprehensive loss, net of tax	(96)	(87)	(36)		(51)

COMPREHENSIVE INCOME	$511	$493	$1,032		$797

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2012	December 31, 2011
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$52,479	$50,768
Nuclear fuel	1,952	1,795
Construction work in progress	6,517	4,989
Less accumulated depreciation and amortization	(15,453)	(15,062)
Total property, plant and equipment - net ($3,790 and $3,063 related to VIEs, respectively)	45,495	42,490
CURRENT ASSETS
Cash and cash equivalents	295	377
Customer receivables, net of allowances of $12 and $11, respectively	1,466	1,372
Other receivables	542	430
Materials, supplies and fossil fuel inventory	1,082	1,074
Regulatory assets:
Deferred clause and franchise expenses	91	112
Derivatives	316	502
Other	86	84
Derivatives	632	611
Other	344	310
Total current assets	4,854	4,872
OTHER ASSETS
Special use funds	4,071	3,867
Other investments	957	907
Prepaid benefit costs	1,060	1,021
Regulatory assets:
Securitized storm-recovery costs ($297 and $317 related to a VIE, respectively)	483	517
Other	522	621
Derivatives	1,158	973
Other	1,790	1,920
Total other assets	10,041	9,826
TOTAL ASSETS	$60,390	$57,188
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 423 and 416, respectively)	$4	$4
Additional paid-in capital	5,530	5,217
Retained earnings	10,444	9,876
Accumulated other comprehensive loss	(190)	(154)
Total common shareholders' equity	15,788	14,943
Long-term debt ($1,271 and $1,364 related to VIEs, respectively)	21,580	20,810
Total capitalization	37,368	35,753
CURRENT LIABILITIES
Commercial paper	1,327	1,349
Short-term debt	188	—
Current maturities of long-term debt	1,755	808
Accounts payable	1,134	1,191
Customer deposits	517	547
Accrued interest and taxes	625	464
Derivatives	882	1,090
Accrued construction-related expenditures	497	518
Other	718	752
Total current liabilities	7,643	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,659	1,611
Accumulated deferred income taxes	5,987	5,681
Regulatory liabilities:
Accrued asset removal costs	2,030	2,197
Asset retirement obligation regulatory expense difference	1,736	1,640
Other	423	419
Derivatives	633	541
Deferral related to differential membership interests - VIEs	1,471	1,203
Other	1,440	1,424
Total other liabilities and deferred credits	15,379	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$60,390	$57,188

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,068	$848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	655	740
Nuclear fuel amortization	130	131
Impairment charges	—	51
Unrealized losses (gains) on marked to market energy contracts	(270)	86
Deferred income taxes	373	156
Cost recovery clauses and franchise fees	73	(32)
Equity in earnings of equity method investees	(1)	(29)
Distributions of earnings from equity method investees	15	48
Allowance for equity funds used during construction	(31)	(22)
Gains on disposal of assets - net	(67)	(42)
Other - net	129	91
Changes in operating assets and liabilities:
Customer receivables	(88)	(123)
Other receivables	(57)	113
Materials, supplies and fossil fuel inventory	(6)	(214)
Other current assets	(86)	(75)
Other assets	(5)	(119)
Accounts payable	(12)	193
Margin cash collateral	113	4
Income taxes	(3)	94
Interest and other taxes	192	193
Other current liabilities	(114)	(64)
Other liabilities	(80)	(37)
Net cash provided by operating activities	1,928	1,991
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,146)	(1,471)
Independent power and other investments of NEER	(1,456)	(1,074)
Cash grants under the American Recovery and Reinvestment Act of 2009	3	486
Nuclear fuel purchases	(157)	(159)
Other capital expenditures	(271)	(156)
Change in loan proceeds restricted for construction	95	—
Proceeds from sale or maturity of securities in special use funds	2,937	2,575
Purchases of securities in special use funds	(3,012)	(2,621)
Proceeds from sale or maturity of other securities	174	319
Purchases of other securities	(203)	(343)
Other - net	15	85
Net cash used in investing activities	(4,021)	(2,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,330	1,453
Retirements of long-term debt	(646)	(991)
Proceeds from sale of differential membership interests	337	210
Net change in short-term debt	170	160
Issuances of common stock - net	372	33
Repurchases of common stock	(19)	—
Dividends on common stock	(500)	(459)
Other - net	(33)	(53)
Net cash provided by financing activities	2,011	353
Net decrease in cash and cash equivalents	(82)	(15)
Cash and cash equivalents at beginning of period	377	302
Cash and cash equivalents at end of period	$295	$287
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$880	$570

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES	$2,580	$2,801	$4,804	$5,047
OPERATING EXPENSES
Fuel, purchased power and interchange	1,086	1,304	2,021	2,375
Other operations and maintenance	442	434	879	808
Depreciation and amortization	125	212	243	354
Taxes other than income taxes and other	265	280	518	532
Total operating expenses	1,918	2,230	3,661	4,069
OPERATING INCOME	662	571	1,143	978
OTHER INCOME (DEDUCTIONS)
Interest expense	(107)	(96)	(210)	(187)
Allowance for equity funds used during construction	12	9	22	21
Other - net	1	1	—	(1)
Total other deductions - net	(94)	(86)	(188)	(167)
INCOME BEFORE INCOME TAXES	568	485	955	811
INCOME TAXES	215	184	363	305
NET INCOME(a)	$353	$301	$592	$506
__________________________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2012	December 31, 2011
ELECTRIC UTILITY PLANT
Plant in service	$32,519	$31,564
Nuclear fuel	1,122	1,005
Construction work in progress	3,237	2,601
Less accumulated depreciation and amortization	(10,854)	(10,916)
Total electric utility plant - net	26,024	24,254
CURRENT ASSETS
Cash and cash equivalents	26	36
Customer receivables, net of allowances of $7 and $8, respectively	809	682
Other receivables	378	312
Materials, supplies and fossil fuel inventory	761	759
Regulatory assets:
Deferred clause and franchise expenses	91	112
Derivatives	316	502
Other	83	80
Other	170	166
Total current assets	2,634	2,649
OTHER ASSETS
Special use funds	2,867	2,737
Prepaid benefit costs	1,112	1,088
Regulatory assets:
Securitized storm-recovery costs ($297 and $317 related to a VIE, respectively)	483	517
Other	337	395
Other	198	176
Total other assets	4,997	4,913
TOTAL ASSETS	$33,655	$31,816
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,704	5,464
Retained earnings	4,605	4,013
Total common shareholder's equity	11,682	10,850
Long-term debt ($410 and $437 related to a VIE, respectively)	7,656	7,483
Total capitalization	19,338	18,333
CURRENT LIABILITIES
Commercial paper	538	330
Current maturities of long-term debt	451	50
Accounts payable	628	678
Customer deposits	512	541
Accrued interest and taxes	393	221
Derivatives	327	512
Accrued construction-related expenditures	240	261
Other	334	373
Total current liabilities	3,423	2,966
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,175	1,144
Accumulated deferred income taxes	5,010	4,593
Regulatory liabilities:
Accrued asset removal costs	2,030	2,197
Asset retirement obligation regulatory expense difference	1,736	1,640
Other	423	416
Other	520	527
Total other liabilities and deferred credits	10,894	10,517
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$33,655	$31,816

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$592	$506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	243	354
Nuclear fuel amortization	49	72
Deferred income taxes	446	358
Cost recovery clauses and franchise fees	73	(32)
Allowance for equity funds used during construction	(22)	(21)
Other - net	28	1
Changes in operating assets and liabilities:
Customer receivables	(127)	(122)
Other receivables	11	33
Materials, supplies and fossil fuel inventory	(1)	(182)
Other current assets	(60)	(65)
Other assets	(22)	(34)
Accounts payable	51	147
Income taxes	(75)	(133)
Interest and other taxes	173	166
Other current liabilities	(76)	6
Other liabilities	(16)	(18)
Net cash provided by operating activities	1,267	1,036
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,146)	(1,471)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	185
Nuclear fuel purchases	(117)	(111)
Proceeds from sale or maturity of securities in special use funds	2,357	1,808
Purchases of securities in special use funds	(2,416)	(1,841)
Other - net	27	32
Net cash used in investing activities	(2,295)	(1,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	594	248
Retirements of long-term debt	(25)	(24)
Net change in short-term debt	208	554
Capital contribution from NEE	240	—
Dividends to NEE	—	(400)
Other - net	1	5
Net cash provided by financing activities	1,018	383
Net increase (decrease) in cash and cash equivalents	(10)	21
Cash and cash equivalents at beginning of period	36	20
Cash and cash equivalents at end of period	$26	$41
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$430	$263

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2011 Form 10-K.  In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(millions)
Service cost	$16	$16	$1	$2	$33	$32	$3	$3
Interest cost	25	25	5	5	49	49	9	11
Expected return on plan assets	(60)	(60)	—	(1)	(119)	(119)	(1)	(1)
Amortization of transition obligation	—	—	1	1	—	—	1	1
Amortization of prior service cost (benefit)	1	(1)	—	—	2	(1)	1	—
Net periodic benefit (income) cost at NEE	$(18)	$(20)	$7	$7	$(35)	$(39)	$13	$14
Net periodic benefit (income) cost at FPL	$(11)	$(13)	$5	$5	$(23)	$(26)	$10	$10

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate swaps and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At June 30, 2012, NEE's accumulated other comprehensive income (AOCI) included amounts related to discontinued commodity cash flow hedges with expiration dates through December 2012; interest rate cash flow hedges with expiration dates through December 2030; and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $30 million of losses included in AOCI at June 30, 2012 is expected to be reclassified into earnings within the next 12 months as either the principal and/or interest payments are made or electricity is sold. Such amounts assume no change in power prices, interest rates, currency exchange rates or scheduled principal payments.

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the condensed consolidated balance sheets as follows:

	NEE		FPL
	June 30, 2012	December 31, 2011	June 30, 2012		December 31, 2011
	(millions)
Current derivative assets(a)	$632	$611	$11	(b)	$10	(b)
Noncurrent derivative assets(c)	1,158	973	14	(d)	2	(d)
Current derivative liabilities(e)	(882)	(1,090)	(327)		(512)
Noncurrent derivative liabilities(f)	(633)	(541)	—		(1)	(g)
Total mark-to-market derivative instrument assets (liabilities)	$275	$(47)	$(302)		$(501)
————————————

(a)
At June 30, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $77 million and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.

(c)
At June 30, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $181 million and $109 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(e)
At June 30, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $82 million and $112 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)
At June 30, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $29 million and $79 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(g)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At June 30, 2012 and December 31, 2011, NEE had approximately $24 million and $22 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at June 30, 2012 and December 31, 2011, NEE had approximately $35 million and $50 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NEE's and FPL's net derivative positions at June 30, 2012 and December 31, 2011, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	June 30, 2012		December 31, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$27	$—	$22	$—
Current derivative liabilities	—	64	—	60
Noncurrent derivative assets	41	—	15	—
Noncurrent derivative liabilities	—	285	—	260
Foreign currency swap:
Current derivative liabilities	—	3	—	3
Noncurrent derivative liabilities	—	11	—	3
Total	$68	$363	$37	$326

Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended June 30,
	2012					2011
	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$—	$(66)	$—		$(66)	$—	$(119)	$10		$(109)
Gains (losses) reclassified from AOCI to net income(a)	$3	$(14)	$4	(b)	$(7)	$14	$(24)	$7	(b)	$(3)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate swaps.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

	Six Months Ended June 30,
	2012					2011
	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$—	$(65)	$(10)		$(75)	$—	$(118)	$(6)		$(124)
Gains (losses) reclassified from AOCI to net income(a)	$4	$(30)	$(6)	(b)	$(32)	$19	$(43)	$(4)	(c)	$(28)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate swaps.

(b)	Loss of approximately $2 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $3 million is included in interest expense and the balance is included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For the three and six months ended June 30, 2012, NEE recorded a gain of approximately $34 million and $35 million, respectively, on six fair value hedges which resulted in a corresponding increase in the related debt.  For the three and six months ended June 30, 2011, NEE recorded a gain of approximately $9 million and $3 million, respectively, on three fair value hedges which resulted in a corresponding increase in the related debt.

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	June 30, 2012						December 31, 2011
	NEE		FPL				NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$1,412	$730	$11	(a)	$—		$1,127	$432	$11	(a)	$1	(a)
Current derivative liabilities	2,939	3,833	5		332		3,358	4,494	1		513
Noncurrent derivative assets	1,721	429	16	(b)	2	(b)	1,290	250	2	(b)	—
Noncurrent derivative liabilities	1,096	1,462	—		—		1,222	1,579	—		1	(c)
Foreign currency swap:
Current derivative liabilities	—	3	—		—		—	3	—		—
Noncurrent derivative assets	6	—	—		—		27	—	—		—
Total	$7,174	$6,457	$32		$334		$7,024	$6,758	$14		$515
————————————

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

(b)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(c)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Commodity contracts(a):
Operating revenues	$130	$154	$320	$2
Fuel, purchased power and interchange	51	23	40	(2)
Foreign currency swap - other - net	15	2	(22)	(3)
Interest rate contracts - other - net	—	4	—	4
Total	$196	$183	$338	$1
————————————

(a)
For the three months ended June 30, 2012 and 2011, FPL recorded approximately $76 million of gains and $68 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.  For the six months ended June 30, 2012 and 2011, FPL recorded approximately $176 million and $68 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NEE's and FPL's overall net economic exposure because NEE and FPL do not use derivative instruments to hedge all of their commodity exposures.  At June 30, 2012, NEE and FPL had derivative commodity contracts for the following net notional volumes:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Commodity Type	NEE		FPL
	(millions)
Power	(39)	mwh(a)	—
Natural gas	1,310	mmbtu(b)	932	mmbtu(b)
Oil	(4)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At June 30, 2012, NEE had interest rate contracts with a notional amount totaling approximately $6.4 billion and foreign currency swaps with a notional amount totaling approximately $544 million.

Certain of NEE's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At June 30, 2012, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $3.6 billion ($330 million for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NEE or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), NEE would be required to post collateral such that the total posted collateral would be approximately $700 million ($100 million at FPL).  If FPL's and NEECH's credit ratings were downgraded to below investment grade, NEE would be required to post additional collateral such that the total posted collateral would be approximately $2.7 billion ($800 million at FPL).  Some contracts at NEE, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NEE could be required to post additional collateral of up to approximately $600 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At June 30, 2012, NEE had posted approximately $360 million ($5 million at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and NEECH have bank revolving line of credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving line of credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Derivative Instruments - NEE and FPL measure the fair value of commodity contracts using prices observed on commodities exchanges and in the OTC markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$80	$—		$—	$—	$80
Special use funds:
NEE:
Equity securities	$766	$1,255	(b)	$—	$—	$2,021
U.S. Government and municipal bonds	$477	$192		$—	$—	$669
Corporate debt securities	$—	$503		$—	$—	$503
Mortgage-backed securities	$—	$598		$—	$—	$598
Other debt securities	$—	$34		$—	$—	$34
FPL:
Equity securities	$142	$1,102	(b)	$—	$—	$1,244
U.S. Government and municipal bonds	$424	$152		$—	$—	$576
Corporate debt securities	$—	$346		$—	$—	$346
Mortgage-backed securities	$—	$516		$—	$—	$516
Other debt securities	$—	$20		$—	$—	$20
Other investments:
NEE:
Equity securities	$14	$—		$—	$—	$14
U.S. Government and municipal bonds	$8	$—		$—	$—	$8
Corporate debt securities	$—	$46		$—	$—	$46
Mortgage-backed securities	$—	$51		$—	$—	$51
Other	$5	$4		$—	$—	$9
Derivatives:
NEE:
Commodity contracts	$2,144	$3,838		$1,186	$(5,452)	$1,716	(c)
Interest rate swaps	$—	$68		$—	$—	$68	(c)
Foreign currency swaps	$—	$6		$—	$—	$6	(c)
FPL - commodity contracts	$—	$22		$10	$(7)	$25	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,226	$3,617		$611	$(5,305)	$1,149	(c)
Interest rate swaps	$—	$349		$—	$—	$349	(c)
Foreign currency swaps	$—	$17		$—	$—	$17	(c)
FPL - commodity contracts	$—	$331		$3	$(7)	$327	(c)
————————————

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,150 million ($1,033 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

On a monthly basis, the Exposure Management Committee (EMC), which is comprised of certain members of senior management, meets with representatives from the Risk Management group and the transacting group to discuss NEE's and FPL's energy risk profile and operations, to review risk reports and to discuss fair value issues as necessary.  The EMC develops guidelines required for an appropriate risk management control infrastructure, which includes implementation and monitoring of compliance with Risk Management policy.  The EMC executes its risk management responsibilities through direct oversight and delegation of its responsibilities to the Vice President of Risk Management, as well as to other corporate and business unit personnel.

The significant unobservable inputs used in the valuation of contracts categorized as Level 3 of the fair value hierarchy at June 30, 2012 are as follows:

Transaction Type	Fair Value at June 30, 2012		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$490	$82	Discounted cash flow	Forward price (per mwh)	$8	—	$218
Options - power	$332	$458	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	214%
Options - gas	$61	$22	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	63%
Full requirements and unit contingent contracts	$271	$40	Discounted cash flow	Forward price (per mwh)	$8	—	$185
				Customer migration rate(a)	—%	—	20%
——————————

(a)	Applies only to full requirements contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power	Increase (decrease)
	Sell power	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a) Assumes the contract is in a gain position.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2012		2011
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$589	$7	$104	$5
Realized and unrealized gains (losses):
Included in earnings(a)	53	—	95	—
Included in regulatory assets and liabilities	2	2	2	2
Purchases	23	—	53	—
Settlements	(58)	(2)	(58)	(2)
Issuances	(23)	—	(38)	—
Transfers in(b)	—	—	1	—
Transfers out(b)	(11)	—	(4)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$575	$7	$155	$5
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$76	$—	$89	$—
————————————

(a)
For the three months ended June 30, 2012 and 2011, $53 million and $92 million, respectively, of realized and unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
For the three months ended June 30, 2012 and 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended June 30, 2012 and 2011, $76 million and $89 million, respectively, of unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2012		2011
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$486	$4	$296	$7
Realized and unrealized gains (losses):
Included in earnings(a)	284	—	13	—
Included in regulatory assets and liabilities	6	6	2	2
Purchases	181	—	141	—
Settlements	(182)	(3)	(103)	(4)
Issuances	(200)	—	(190)	—
Transfers in(b)	16	—	2	—
Transfers out(b)	(16)	—	(6)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$575	$7	$155	$5
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$190	$—	$8	$—
————————————

(a)
For the six months ended June 30, 2012 and 2011, $281 million and less than $1 million, respectively, of realized and unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
For the six months ended June 30, 2012 and 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the six months ended June 30, 2012 and 2011, $189 million and $3 million, respectively, of unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In the second quarter of 2011, market value indications and the potential impact of proposed environmental regulations suggested that the carrying value of certain NEER assets, primarily wind assets in West Texas and oil-fired assets in Maine, could be impaired.  NEER performed a fair value analysis and concluded that an impairment charge related to the long-lived assets, primarily property, plant and equipment, was necessary.  The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates.  As a result, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million ($31 million after-tax), which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the three and six months ended June 30, 2011.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At June 30, 2012 and December 31, 2011, other investments of NEE, not included in the table below, included financial instruments of approximately $43 million and $35 million ($8 million and $4 million at FPL), respectively, including $2 million and $2 million included in current other receivables on the condensed consolidated balance sheets (none at FPL), which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	June 30, 2012				December 31, 2011
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$4,071	(a)	$4,071	(a)	$3,867	(a)	$3,867	(a)
Other investments:
Notes receivable	$500		$629	(b)	$503		$535	(b)
Debt securities	$109	(c)	$109	(d)	$89	(c)	$89	(d)
Equity securities	$92		$163	(e)	$80		$159	(e)
Long-term debt, including current maturities	$23,330		$25,332	(f)	$21,614		$23,699	(f)
Interest rate swaps - net unrealized losses	$(281)		$(281)	(d)	$(283)		$(283)	(d)
Foreign currency swaps - net unrealized gains (losses)	$(11)		$(11)	(d)	$18		$18	(d)
FPL:
Special use funds	$2,867	(a)	$2,867	(a)	$2,737	(a)	$2,737	(a)
Long-term debt, including current maturities	$8,107		$9,553	(f)	$7,533		$9,078	(f)
————————————

(a)
At June 30, 2012, includes $199 million of investments accounted for under the equity method and $47 million of loans not measured at fair value on a recurring basis ($130 million and $35 million, respectively, for FPL).  At December 31, 2011, includes $164 million of investments accounted for under the equity method and $39 million of loans not measured at fair value on a recurring basis ($112 million and $24 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type and hierarchy level.  The amortized cost of debt and equity securities is $1,715 million and $1,418 million, respectively, at June 30, 2012 and $1,638 million and $1,425 million, respectively, at December 31, 2011 ($1,385 million and $810 million, respectively, at June 30, 2012 and $1,321 million and $864 million, respectively, at December 31, 2011 for FPL).

(b)
Classified as held to maturity.  Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest primarily at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of June 30, 2012, NEE had no notes receivable reported in non-accrual status.

(c)	Classified as trading securities.

(d)	See Note 3.

(e)	Primarily modeled internally based on recent market information including, among other things, private offerings of the securities (Level 3).

(f)
As of June 30, 2012 and December 31, 2011, $16,757 million and $15,035 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds consist of FPL's storm fund assets of $125 million and NEE's and FPL's nuclear decommissioning fund assets of $3,946 million and $2,742 million, respectively, at June 30, 2012.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2012 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2012 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(millions)
Realized gains	$88	$57	$30	$26	$131	$87	$61	$38
Realized losses	$20	$22	$11	$15	$32	$43	$22	$34
Proceeds from sale or maturity of securities	$2,001	$1,228	$1,630	$844	$2,937	$2,575	$2,357	$1,808

Unrealized losses on available for sale debt securities at June 30, 2012 and December 31, 2011 were not material to NEE or FPL.  The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(millions)
Equity securities	$635	$546	$464	$376
U.S. Government and municipal bonds	$33	$46	$31	$43
Corporate debt securities	$32	$31	$23	$24
Mortgage-backed securities	$21	$27	$18	$24
Other debt securities	$2	$3	$2	$3

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

5.  Income Taxes

NEE's effective income tax rates for the three months ended June 30, 2012 and 2011 were approximately 29% and 20%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $50 million and $84 million, respectively, related to NEER's wind projects and approximately $10 million and $1 million, respectively, of deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), primarily for certain wind projects expected to be placed in service.  NEE’s effective income tax rate for the three months ended June 30, 2011 also reflects a state deferred income tax benefit (state deferred income tax benefit) included in the Corporate and Other segment of approximately $64 million, net of federal income taxes, related to state tax law changes in 2011.

NEE's effective income tax rates for the six months ended June 30, 2012 and 2011 were approximately 27% and 12%, respectively. The reduction from the federal statutory rate mainly reflects the benefit of wind PTCs of approximately $112 million and $163 million, respectively, and approximately $23 million and $8 million, respectively, of deferred income tax benefits associated with convertible

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

ITCs. NEE's effective income tax rate for the six months ended June 30, 2011 also reflects the state deferred income tax benefit and a $26 million reduction in income tax expense, net of federal income taxes, primarily related to a valuation allowance reversal for certain state ITCs reflecting state income tax planning initiatives (state ITC benefit).

NEE recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.   PTCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income, wind generation and expiration of PTCs after ten years of production.

6.  Variable Interest Entities (VIEs)

As of June 30, 2012, NEE has nine VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $381 million and $406 million at June 30, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $470 million and $496 million at June 30, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement (PPA) effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended June 30, 2012 and 2011, FPL purchased 190,070 mwh and 380,847 mwh, respectively, from the facility at a total cost of approximately $45 million and $51 million, respectively. During the six months ended June 30, 2012 and 2011, FPL purchased 289,011 mwh and 637,522 mwh, respectively, from the facility at a total cost of approximately $85 million and $94 million, respectively.

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

An NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 mw.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER. The assets and liabilities of the VIE were approximately $104 million and $79 million, respectively, at June 30, 2012 and $105 million and $82 million, respectively, at December 31, 2011, and consisted primarily of property, plant and equipment and long-term debt.

The other seven NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 2,579 mw.  Six of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037; the seventh VIE sells its electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of these VIEs totaled approximately $4.0 billion and $2.7 billion, respectively, at June 30, 2012. Six of the VIEs were consolidated at December 31, 2011, and the assets and liabilities of those VIEs totaled approximately $3.2 billion and $2.6 billion, respectively, at December 31, 2011. At June 30, 2012 and December 31, 2011, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of June 30, 2012 and December 31, 2011, several NEE subsidiaries have investments totaling approximately $788 million ($620 million at FPL) and $668 million ($526 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of June 30, 2012, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

7.  Common Stock

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions, except per share amounts)
Numerator - net income	$607	$580	$1,068	$848
Denominator:
Weighted-average number of common shares outstanding - basic	415.0	416.9	413.7	416.4
Performance share awards, options, restricted stock and equity units(a)	2.2	2.4	2.3	2.5
Weighted-average number of common shares outstanding - assuming dilution	417.2	419.3	416.0	418.9
Earnings per share of common stock:
Basic	$1.46	$1.39	$2.58	$2.04
Assuming dilution	$1.45	$1.38	$2.57	$2.03
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

Common shares issuable pursuant to equity units and stock options, restricted stock and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 10.3 million and 1.1 million for the three months ended June 30, 2012 and 2011, respectively, and 8.5 million and 14.5 million for the six months ended June 30, 2012 and 2011, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.  Debt

Long-term debt issuances and borrowings by subsidiaries of NEE during the six months ended June 30, 2012 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - June 2012	NEECH and NEER subsidiary	Canadian revolving credit facilities	Variable	(a)	$54	2013
January - June 2012	NEER subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	$158	2030
January - June 2012	NEER subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)	$30	2015
January - June 2012	NEECH and NEER subsidiary	Euro denominated revolving loan	Variable	(a)	$52	2014
January - June 2012	Lone Star Transmission, LLC	Senior secured limited-recourse loan	Variable	(a)	$115	2016
March 2012	NEECH	Junior subordinated debentures	5.70%		$400	2072
May 2012	NEECH	Debentures related to NEE's equity units	1.70%		$600	2017
May 2012	FPL	First mortgage bonds	4.05%		$600	2042
June 2012	NEECH	Junior subordinated debentures	5.625%		$350	2072
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements were entered into with respect to these issuances.

In May 2012, NEE sold $600 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 1/20, or 5%, undivided beneficial ownership interest in a Series E Debenture due June 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than June 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $64.35 to $77.22.  If purchased on the final settlement date, as of June 30, 2012, the number of shares issued would (subject to antidilution adjustments) range from 0.7770 shares if the applicable market value of a share of common stock is less than or equal to $64.35, to 0.6475 shares if the applicable market value of a share is equal to or greater than $77.22, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending May 27, 2015.  Total annual distributions on the equity units will be at the rate of 5.599%, consisting of interest on the debentures (1.70% per year) and payments under the stock purchase contracts (3.899% per year).  The interest rate on the debentures is expected to be reset on or after December 1, 2014.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, NEE would exercise its rights as a secured party in the debentures to satisfy in full the holders’ obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

Also, in May 2012, a remarketing of $350 million aggregate principal amount of Series C Debentures due June 1, 2014 (Debentures) issued by NEECH was successfully completed.  The Debentures were originally issued in May 2009 as components of NEE's equity units (2009 equity units).  The Debentures are fully and unconditionally guaranteed by NEE.  In connection with the remarketing of the Debentures, the annual interest rate on the Debentures was reset to 1.611% and interest is payable semi-annually on June 1 and December 1, beginning June 1, 2012. In connection with the settlement of the stock purchase contracts that were issued as components of the 2009 equity units, on June 1, 2012, NEE issued 5,400,500 shares of common stock in exchange for $350 million.

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

At June 30, 2012, estimated planned capital expenditures for the remainder of 2012 through 2016 were as follows:

	2012	2013	2014	2015	2016	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$970	$815	$695	$300	$160	$2,940
Existing	285	645	660	560	435	2,585
Transmission and distribution	420	690	690	660	705	3,165
Nuclear fuel	85	125	205	250	250	915
General and other	120	190	120	80	90	600
Total	$1,880	$2,465	$2,370	$1,850	$1,640	$10,205
NEER:
Wind(d)	$1,350	$125	$20	$10	$5	$1,510
Solar(e)	700	760	185	10	—	1,655
Nuclear(f)	185	275	260	265	285	1,270
Other(g)	135	160	90	100	95	580
Total	$2,370	$1,320	$555	$385	$385	$5,015
Corporate and Other(h)	$295	$85	$85	$75	$75	$615
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $42 million, $84 million, $59 million, $58 million and $28 million in 2012 to 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $52 million and $41 million in 2012 and 2013, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for planned new wind projects and related transmission totaling approximately 1,300 mw, including approximately 150 mw in Canada, that have received applicable internal approvals.  Excludes new Canadian wind projects requiring internal approvals with generation totaling approximately 470 mw in 2014 and 2015, with an estimated cost of approximately $1.3 billion to $1.5 billion.

(e)
Consists of capital expenditures for planned new solar projects and related transmission totaling 625 mw that have received applicable internal approvals, including equity contributions associated with a 50% equity method investment in a 550 mw solar project.  Excludes solar projects requiring internal approvals with generation totaling 270 mw with an estimated cost of approximately $600 million to $800 million.

(f)	Includes nuclear fuel.

(g)
Consists of capital expenditures that have received applicable internal approvals.  In addition, NEER plans to add natural gas infrastructure projects at a total cost of approximately $600 million in 2013 through 2016.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC of approximately $30 million and $14 million in 2012 and 2013, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the estimated planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 mw annually through 2015 and 375 mw annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NEER has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from August 2012 through 2030, approximately $2.6 billion of which is included in the estimated planned capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from September 2012 through 2033.

The transmission business included in Corporate and Other has entered into contracts primarily for development and construction activities relating to Lone Star's transmission line and other associated facilities, all of which is included in the estimated planned capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of June 30, 2012 were estimated as follows:

	2012	2013	2014	2015	2016	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$150	$270	$275	$280	$245	$2,415
JEA and Southern subsidiaries	$115	$230	$220	$195	$70	$155
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$1,000	$1,330	$1,030	$565	$525	$6,925
Coal(b)	$40	$90	$35	$5	$5	$—
NEER	$1,680	$610	$120	$110	$105	$605
Corporate and Other(c)	$110	$30	$15	$15	$15	$—
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $129 million and $124 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $262 million and $247 million for the six months ended June 30, 2012 and 2011, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $82 million and $129 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $121 million and $206 million for the six months ended June 30, 2012 and 2011, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes an approximately $73 million commitment to invest in clean power and technology businesses through 2017.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $178 million ($102 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $4 million, plus any applicable taxes, respectively.

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

In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999.  NEE has filed an answer to the complaint.  NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The trial was completed in May 2012 and closing arguments were heard in July 2012.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NEER Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NEER Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of energy and renewable energy credits each year during the period from 2002 through 2005 and that the NEER Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million plus attorneys' fees, costs and interest.  Following a jury trial in 2007, among other findings, both TXU and the NEER Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damage clause.  The appellate court ordered that the case be remanded back to the trial court for further proceedings to determine the amount of damages payable by the NEER Affiliates.  The NEER Affiliates filed a motion for rehearing of the appellate court’s decision, which motion was denied, and in April 2011 filed a petition for review of the appellate court decision with the Texas Supreme Court. In February 2012, the Texas Supreme Court granted the petition for review and the case has been scheduled for oral argument in September 2012.

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

	Three Months Ended June 30,
	2012					2011
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$2,580	$1,030		$57	$3,667	$2,801	$1,105		$55		$3,961
Operating expenses	$1,918	$676		$51	$2,645	$2,230	$776	(b)	$48		$3,054
Net income	$353	$251	(c)	$3	$607	$301	$239	(c)	$40	(d)	$580

	Six Months Ended June 30,
	2012					2011
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$4,804	$2,120		$114	$7,038	$5,047	$1,938		$109		$7,094
Operating expenses	$3,661	$1,415		$96	$5,172	$4,069	$1,600	(b)	$90		$5,759
Net income	$592	$472	(c)	$4	$1,068	$506	$304	(c)	$38	(d)	$848

	June 30, 2012				December 31, 2011
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$33,655	$24,754	$1,981	$60,390	$31,816	$23,459	$1,913	$57,188
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

(c)
2011 includes after-tax impairment charges of approximately $31 million.  See Note 3 - Nonrecurring Fair Value Measurements.  Also, see Note 5 for a discussion of NEER's tax benefits related to PTCs for both 2012 and 2011.

(d)	Includes state deferred income tax benefits, net of federal income taxes, of approximately $64 million, primarily related to state tax law changes. See Note 5.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,090	$2,577	$3,667	$—	$1,163	$2,798	$3,961
Operating expenses	(5)	(726)	(1,914)	(2,645)	(4)	(824)	(2,226)	(3,054)
Interest expense	(3)	(163)	(104)	(270)	(3)	(159)	(94)	(256)
Equity in earnings of subsidiaries	607	—	(607)	—	529	—	(529)	—
Other income (deductions) - net	2	87	9	98	(3)	72	7	76
Income (loss) before income taxes	601	288	(39)	850	519	252	(44)	727
Income tax expense (benefit)	(6)	34	215	243	(61)	24	184	147
Net income (loss)	$607	$254	$(254)	$607	$580	$228	$(228)	$580

	Six Months Ended June 30,
	2012				2011
	NEE(Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE(Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$2,241	$4,797	$7,038	$—	$2,053	$5,041	$7,094
Operating expenses	(9)	(1,509)	(3,654)	(5,172)	(7)	(1,689)	(4,063)	(5,759)
Interest expense	(6)	(324)	(206)	(536)	(7)	(322)	(181)	(510)
Equity in earnings of subsidiaries	1,065	—	(1,065)	—	798	—	(798)	—
Other income (deductions) - net	2	118	17	137	(1)	125	14	138
Income (loss) before income taxes	1,052	526	(111)	1,467	783	167	13	963
Income tax expense (benefit)	(16)	53	362	399	(65)	(125)	305	115
Net income (loss)	$1,068	$473	$(473)	$1,068	$848	$292	$(292)	$848

————————————
(a)  Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$511	$151	$(151)	$511	$493	$140	$(140)	$493

	Six Months Ended June 30,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$1,032	$442	$(442)	$1,032	$797	$235	$(235)	$797
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2012				December 31, 2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$31	$24,039	$36,878	$60,948	$31	$22,351	$35,170	$57,552
Less accumulated depreciation and amortization	(5)	(4,594)	(10,854)	(15,453)	(3)	(4,143)	(10,916)	(15,062)
Total property, plant and equipment - net	26	19,445	26,024	45,495	28	18,208	24,254	42,490
CURRENT ASSETS
Cash and cash equivalents	1	269	25	295	1	339	37	377
Receivables	124	1,139	745	2,008	84	1,026	692	1,802
Other	5	1,131	1,415	2,551	5	1,075	1,613	2,693
Total current assets	130	2,539	2,185	4,854	90	2,440	2,342	4,872
OTHER ASSETS
Investment in subsidiaries	15,710	—	(15,710)	—	14,879	—	(14,879)	—
Other	813	5,030	4,198	10,041	513	4,849	4,464	9,826
Total other assets	16,523	5,030	(11,512)	10,041	15,392	4,849	(10,415)	9,826
TOTAL ASSETS	$16,679	$27,014	$16,697	$60,390	$15,510	$25,497	$16,181	$57,188
CAPITALIZATION
Common shareholders' equity	$15,788	$4,064	$(4,064)	$15,788	$14,943	$4,030	$(4,030)	$14,943
Long-term debt	—	13,924	7,656	21,580	—	13,327	7,483	20,810
Total capitalization	15,788	17,988	3,592	37,368	14,943	17,357	3,453	35,753
CURRENT LIABILITIES
Debt due within one year	—	2,281	989	3,270	—	1,778	379	2,157
Accounts payable	1	505	628	1,134	—	512	679	1,191
Other	385	1,497	1,357	3,239	250	1,520	1,601	3,371
Total current liabilities	386	4,283	2,974	7,643	250	3,810	2,659	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	484	1,175	1,659	—	466	1,145	1,611
Accumulated deferred income taxes	74	1,389	4,524	5,987	68	1,376	4,237	5,681
Other	431	2,870	4,432	7,733	249	2,488	4,687	7,424
Total other liabilities and deferred credits	505	4,743	10,131	15,379	317	4,330	10,069	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$16,679	$27,014	$16,697	$60,390	$15,510	$25,497	$16,181	$57,188
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2012				2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$403	$667	$858	$1,928	$437	$627	$927	$1,991
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(1,767)	(2,263)	(4,030)	(16)	(1,262)	(1,582)	(2,860)
Capital contribution to FPL	(240)	—	240	—	—	—	—	—
Cash grants under the Recovery Act	—	3	—	3	—	301	185	486
Other - net	—	47	(41)	6	16	4	(5)	15
Net cash used in investing activities	(240)	(1,717)	(2,064)	(4,021)	—	(957)	(1,402)	(2,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	1,736	594	2,330	—	1,205	248	1,453
Retirements of long-term debt	—	(621)	(25)	(646)	—	(967)	(24)	(991)
Proceeds from sale of differential membership interests	—	337	—	337	—	210	—	210
Net change in short-term debt	—	(38)	208	170	—	(393)	553	160
Issuances of common stock	372	—	—	372	33	—	—	33
Dividends on common stock	(500)	—	—	(500)	(459)	—	—	(459)
Dividends to NEE	—	(407)	407	—	—	—	—	—
Other - net	(35)	(27)	10	(52)	(11)	239	(281)	(53)
Net cash provided by (used in) financing activities	(163)	980	1,194	2,011	(437)	294	496	353
Net increase (decrease) in cash and cash equivalents	—	(70)	(12)	(82)	—	(36)	21	(15)
Cash and cash equivalents at beginning of period	1	339	37	377	—	282	20	302
Cash and cash equivalents at end of period	$1	$269	$25	$295	$—	$246	$41	$287
————————————

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2011 Form 10-K.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

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

	Net Income		Earnings Per Share, assuming dilution		Net Income		Earnings Per Share, assuming dilution
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(millions)				(millions)
FPL	$353	$301	$0.85	$0.72	$592	$506	$1.42	$1.21
NEER(a)	251	239	0.60	0.57	472	304	1.13	0.73
Corporate and Other	3	40	—	0.09	4	38	0.02	0.09
NEE	$607	$580	$1.45	$1.38	$1,068	$848	$2.57	$2.03
____________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$65	$78	$102	$(47)
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$15	$2	$17	$3
____________________

(a)
For the three and six months ended June 30, 2012, $63 million and $100 million, respectively, are included in NEER's net income; the balance is included in Corporate and Other.  2011 amounts are included in NEER's net income.

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

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended June 30, 2012 and 2011 was $607 million and $580 million, respectively, an increase of $27 million, and reflects the following:

•
higher results at FPL of $52 million primarily due to investments in plant in service and FPL's ability to use the surplus depreciation credit, as permitted under the terms of the stipulation and settlement regarding FPL's base rates (2010 rate agreement), to earn an 11% regulatory return on equity (ROE) in 2012, as well as higher cost recovery clause results, and

•	higher results at NEER of $12 million primarily due to the absence of an impairment charge recorded in the prior year and contributions from new investments, offset in part by a lower wind resource, partly offset by,

•	lower results at Corporate and Other of $37 million primarily due to the absence of the state deferred income tax benefit related to state tax law changes recorded in 2011.

NEE's net income for the six months ended June 30, 2012 and 2011 was $1,068 million and $848 million, respectively, an increase of $220 million, and reflects the following:

•	higher results at FPL of $86 million primarily due to the reasons discussed above, and

•
higher results at NEER of $168 million primarily due to net unrealized mark-to-market after-tax gains from non-qualifying hedge activity for the six months ended June 30, 2012 compared to losses on such hedges for the six months ended June 30, 2011, partly offset by,

•	lower results at Corporate and Other of $34 million primarily due to the absence of the state deferred income tax benefit recorded in 2011.

NEE's effective income tax rates for the three and six months ended June 30, 2012 were approximately 29% and 27%, respectively; NEE's effective income tax rates for the corresponding periods in 2011 were 20% and 12%.  These rates reflect the effect of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation and by the expiration of PTCs after ten years of production.  PTCs for the three and six months ended June 30, 2012 were approximately $50 million and $112 million, respectively, and $84 million and $163 million for the comparable periods in 2011.  Deferred income tax benefits associated with convertible ITCs for the three and six months ended June 30, 2012 were approximately $10 million and $23 million, respectively, and $1 million and $8 million for the comparable periods in 2011. NEE's effective income tax rates for the three and six months ended June 30, 2011 were also reduced by the approximately $64 million state deferred income tax benefit recorded at Corporate and Other and, for the six months ended June 30, 2011, the $26 million state ITC benefit.  See Note 5.

FPL:  Results of Operations

FPL’s net income for the three months ended June 30, 2012 and 2011 was $353 million and $301 million, respectively, an increase of $52 million.  FPL’s net income for the six months ended June 30, 2012 and 2011 was $592 million and $506 million, respectively, an increase of $86 million.  See Summary above for a discussion of the major drivers of these increases.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Retail base	$1,086	$1,128	$2,021	$1,997
Fuel cost recovery	959	1,157	1,785	2,110
Other cost recovery clauses and pass-through costs, net of any deferrals	469	454	880	832
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	66	62	118	108
Total	$2,580	$2,801	$4,804	$5,047

Retail Base

As permitted by the 2010 rate agreement, for the three and six months ended June 30, 2012, FPL collected approximately $16 million and $52 million, respectively, in additional retail base revenues through the capacity clause related to the placement in service of West County Energy Center Unit No. 3 in May 2011.  Additional base revenues of approximately $6 million and $11 million were collected during the three and six months ended June 30, 2012, respectively, as permitted by the FPSC's nuclear cost recovery rule, related to new nuclear capacity which was placed in service in 2011.

Retail Customer Usage and Growth
For the three months ended June 30, 2012, FPL experienced a 6.2% decrease in average usage per retail customer, reflecting weather and other factors, which decreased retail base revenues by approximately $71 million.  For the six months ended June 30, 2012, FPL experienced a 2.0% decrease in average usage per retail customer, reflecting weather and other factors, which decreased retail base revenues by approximately $51 million.  For both the three and six months ended June 30, 2012, FPL experienced a 0.6% increase in the average number of customer accounts, which increased retail base revenues by approximately $7 million and $12 million, respectively.

Cost Recovery Clauses

For the three months ended June 30, 2012 and 2011, cost recovery clauses contributed $38 million and $25 million, respectively, to FPL’s net income; the amounts for the six months ended June 30, 2012 and 2011 were $71 million and $49 million, respectively.  The increase in cost recovery clause results was primarily due to a return related to additional nuclear capacity investments.  In 2012, it is expected that cost recovery clauses will contribute higher earnings for FPL primarily as a result of additional nuclear capacity investments.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in other operations and maintenance (O&M) and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

Risk Management Fuel Procurement Program
FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL’s fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program was approximately $316 million and $502 million at June 30, 2012 and December 31, 2011, respectively.

The decrease in fuel cost recovery revenues for the three months ended June 30, 2012 is primarily due to a lower average fuel factor of approximately $160 million and lower energy sales of $38 million.  The decrease in fuel cost recovery revenues for the six months ended June 30, 2012 is primarily due to a lower average fuel factor of approximately $284 million and lower energy sales of $41 million.  The change from December 31, 2011 to June 30, 2012 in deferred clause and franchise expenses and deferred clause and franchise revenues was approximately $73 million and positively affected NEE’s and FPL’s cash flows from operating activities for the six months ended June 30, 2012.

Other Items Impacting FPL Results

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Fuel and energy charges during the period	$930	$1,253	$1,688	$2,114
Net deferral of retail fuel costs	—	(100)	—	(14)
Net collection of previously deferred retail fuel costs	26	—	92	—
Other, primarily capacity charges, net of any capacity deferral	130	151	241	275
Total	$1,086	$1,304	$2,021	$2,375

The decrease in fuel and energy charges for the three months ended June 30, 2012 reflects lower fuel and energy prices of $266 million and lower energy sales of $57 million.  The decrease in fuel and energy charges for the six months ended June 30, 2012 reflects lower fuel and energy prices of $394 million and lower energy sales of $32 million.

O&M Expenses
FPL's O&M expenses increased $8 million for the three months ended June 30, 2012 primarily due to higher employee-related costs and higher distribution costs primarily due to tree trimming activities.  FPL's O&M expenses increased $71 million for the six months ended June 30, 2012, reflecting higher maintenance costs primarily due to the timing and extent of nuclear and fossil unit outages, higher restoration and tree trimming costs and higher employee-related costs.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Surplus depreciation credit recorded under the 2010 rate agreement	$(165)	$(31)	$(329)	$(131)
Other depreciation and amortization recovered under base rates	251	231	502	459
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	39	12	70	26
Total	$125	$212	$243	$354

Under the terms of the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken to earn up to an 11% regulatory ROE; as of June 30, 2012, approximately $256 million of surplus depreciation credit remained available for use in 2012.  The increase in other depreciation and amortization expense recovered under base rates for the three and six months ended June 30, 2012 is primarily due to higher plant in service balances.  The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and six months ended June 30, 2012 is primarily due to true ups of prior year recoveries under the FPSC's nuclear cost recovery rule.

Interest Expense
The increase in interest expense for the three and six months ended June 30, 2012 is primarily due to additional debt outstanding, partly offset by lower average interest rates.

FPL Rate Case

In March 2012, FPL filed a petition with the FPSC requesting, among other things, a permanent base rate increase, on an annualized basis, of approximately $517 million effective January 2013 and an additional approximately $174 million commencing when FPL's modernized Cape Canaveral power plant becomes operational, which is expected to occur in June 2013.  FPL's requested increases are based on an allowed regulatory ROE of 11.50%, with a range of plus or minus 100 basis points, consisting of a base ROE of 11.25% and a 0.25% ROE performance adder conditioned on FPL maintaining the lowest typical residential customer bill among all the electric utilities in Florida based on a twelve-month average.  Additionally, FPL's petition proposes the continuation of the mechanism for recovery of future storm restoration costs provided under the 2010 rate agreement.  Hearings on the base rate proceeding are expected during the third quarter of 2012 and a final decision is expected in the fourth quarter of 2012.  The 2010 rate agreement expires at the end of December 2012.

Major Capital Projects

In April 2012, the FPSC issued an order approving the modernization of FPL's Port Everglades power plant to a high-efficiency natural gas-fired approximately 1,280 mw unit, which is expected to be in service in 2016.  In May 2012, the Florida Industrial Power

Users Group appealed the FPSC's order, which appeal will be heard by the Florida Supreme Court.

NEER: Results of Operations

NEER’s net income for the three months ended June 30, 2012 and 2011 was $251 million and $239 million, respectively, an increase of $12 million.  NEER’s net income for the six months ended June 30, 2012 and 2011 was $472 million and $304 million, respectively, an increase of $168 million.  The primary drivers, on an after-tax basis, of these increases were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(millions)
New investments(a)	$13	$43
Existing assets(a)	(40)	(87)
Gas infrastructure(b)	5	34
Customer supply and proprietary power and gas trading businesses(b)	(1)	(9)
Impairment charges in 2011	31	31
Interest expense, differential membership costs and other	6	(5)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(15)	147
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	13	14
Net income increase	$12	$168
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

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

New Investments

Results from new investments for the three months ended June 30, 2012 reflect the following:

•	the addition of approximately 556 mw of wind and 45 mw of solar generation during or after the three months ended June 30, 2011,

•
the absence of an after-tax benefit associated with convertible ITCs of $19 million recorded for the three months ended June 30, 2011 from the sale of membership interests where the investors elected to receive the convertible ITCs related to the underlying wind project; the pretax amount of such benefit is reflected in taxes other than income taxes and other in NEE's condensed consolidated statements of income for the three months ended June 30, 2011, and

•	higher deferred tax benefits associated with convertible ITCs of $10 million.

Results from new investments for the six months ended June 30, 2012 reflect the following:

•	the addition of approximately 556 mw of wind and 45 mw of solar generation during or after the six months ended June 30, 2011,

•	lower after-tax benefits associated with convertible ITCs of $9 million from the sale of membership interests where the investors elected to receive the convertible ITCs, as discussed above, and

•	higher deferred tax benefits associated with convertible ITCs of $15 million.

Existing Assets

For the three months ended June 30, 2012, results from NEER's existing asset portfolio decreased $40 million primarily due to:

•	lower results from wind assets of $43 million primarily due to a lower wind resource and the roll off of PTCs of $15 million on certain wind projects after ten years of production, and

•
lower results from non-wind merchant assets of $6 million primarily reflecting unfavorable market conditions and a lower hydro resource, offset in part by improved results from Seabrook primarily due to the absence of an outage in the prior year, partly offset by,

•
higher results from contracted assets of $3 million primarily due to the absence of a planned outage in the prior year and the addition of 167 mw of capacity, completed in June 2011, at the Point Beach Nuclear Power Plant (Point Beach) which contributed $16 million, partly offset by lower results of $6 million related to the expiration of power sales agreements at certain joint venture projects, which is reflected in equity in earnings of equity method investees in NEE's condensed consolidated statements of income.

For the six months ended June 30, 2012, results from NEER's existing asset portfolio decreased $87 million primarily due to:

•
lower results from wind assets of $71 million primarily due to the absence of approximately $33 million of state ITC benefit recorded in the prior period, the roll-off of PTCs of $28 million on certain wind projects after ten years of production and the balance primarily associated with a lower wind resource,

•
lower results from non-wind merchant assets of $16 million primarily associated with reduced capacity at Seabrook, lower priced hedges, lower gains on decommissioning funds, and a lower hydro resource offset in part by the absence of an extended refueling outage in 2011 at Seabrook, and

•
essentially flat results from contracted assets with increased results at Point Beach of $22 million due to the absence of a planned outage in the prior year and the addition of 167 mw of capacity, substantially offset by $17 million of lower results from certain joint venture projects primarily due to the expiration of power sales agreements, which is reflected in equity in earnings of equity method investees in NEE's condensed consolidated statements of income.

Seabrook is expected to run at reduced capacity until its next refueling outage scheduled in the fall of 2012, when repairs will be made which are expected to return the unit to its full capacity.

Gas Infrastructure

The increase in gas infrastructure results for the six months ended June 30, 2012 is primarily due to exiting the hedged positions on a number of future gas drilling opportunities in the first quarter of 2012 and, for both the three and six months ended June 30, 2012, income from additional natural gas wells.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses decreased for the six months ended June 30, 2012 primarily due to lower power and gas trading results and a decline in full requirement results reflecting warmer weather in the Northeast during the first quarter of 2012.

Impairment Charges in 2011

Impairment charges taken in the prior year relate to the write down to fair value of certain wind and oil-fired generation assets deemed to be unrecoverable, resulting in an impairment charge of $51 million which is recorded as a separate line item in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2011.  The after-tax amount of the impairment charge reduced NEER's results for the three and six months ended June 30, 2011 by $31 million.  See Note 3 - Nonrecurring Fair Value Measurements.

Interest Expense, Differential Membership Costs and Other

For the three months ended June 30, 2012, interest expense, differential membership costs and other reflects a gain related to an investment previously accounted for under the equity method in which NEER obtained a controlling interest.  The change in this caption for the six-month period reflects higher costs primarily due to growth of the business, partly offset by the aforementioned gain.

Other Factors

In addition to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2012 decreased $75 million primarily due to:

•	the absence of revenues of approximately $75 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011, and

•
unfavorable market conditions in the Electric Reliability Council of Texas (ERCOT) and New England Power Pool (NEPOOL) regions and lower revenues at NextEra Energy Power Marketing, LLC (PMI) and the existing wind projects (collectively, $96 million), partly offset by,

•	higher revenues of $50 million at Point Beach primarily due to the absence of a planned outage in the prior year and the addition of 167 mw of capacity, and

•	higher revenues of $48 million from new investments.

Operating revenues for the six months ended June 30, 2012 increased $182 million primarily due to:

•	unrealized mark-to-market gains of $223 million from non-qualifying hedges compared to $18 million of such gains in 2011,

•	higher revenues from new investments of approximately $79 million, and

•	higher revenues of $78 million at Point Beach primarily due to the absence of a planned outage in the prior year and the addition of 167 mw of capacity, partly offset by,

•	the absence of revenues of $160 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011, and

•	unfavorable market conditions in the ERCOT and NEPOOL regions and lower revenues at PMI and the existing wind projects (collectively, $63 million).

Operating Expenses
Operating expenses for the three months ended June 30, 2012 decreased $100 million primarily due to:

•	the absence of the $51 million impairment charge recorded in 2011, and

•	the absence of operating expenses associated with five natural gas-fired generating plants sold in the fourth quarter of 2011.

Operating expenses for the six months ended June 30, 2012 decreased $185 million primarily due to:

•	the absence of the $51 million impairment charge recorded in 2011,

•	$61 million of unrealized mark-to-market losses from non-qualifying hedges compared to $96 million of such losses in 2011, and

•	the absence of operating expenses associated with five natural gas-fired generating plants sold in the fourth quarter of 2011.

Interest Expense
NEER's interest expense for the three and six months ended June 30, 2012 decreased $9 million and $17 million, respectively, primarily due to lower average interest rates.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE’s condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds.

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

In addition, Spain is considering the imposition of new taxes or other assessments on energy generation, including energy to be generated by the 99.8 mw of solar thermal facilities that NEER is constructing in Spain.  The imposition of new taxes or other assessments on the projects could result in, among other things, a loss of NEER's investments in the projects or reduced project returns. Actions by the Spanish government, depending on size, also could relieve the project lenders from their current funding obligations, requiring NEER either to increase its equity commitment to the project or to abandon the project, which could obligate NEE to repay all outstanding project borrowings. Any of the foregoing could have a material effect on NEE's business, financial condition, results of operations and prospects.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Interest expense, net of allocations to NEER	$(23)	$(16)	$(44)	$(32)
Interest income	8	6	16	15
Federal and state income tax benefits	9	44	15	41
Other	9	6	17	14
Net income	$3	$40	$4	$38

The increase in interest expense, net of allocations to NEER, for the three- and six-month periods reflects a lower allocation of interest costs to NEER, as NEER has obtained additional project-specific financing, and higher debt outstanding, partly offset by lower average interest rates.  The federal and state income tax benefits reflect consolidating income tax adjustments and for the three and six months ended June 30, 2011 primarily reflect the state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to state tax law changes in 2011.  Other includes all other corporate income and expenses, as well as other business activities.

Lone Star Rate Case

In May 2012, Lone Star reached an agreement with the majority of the intervenors in its rate case regarding the structure and timing of rates that will become effective when certain assets are placed in service, and as a result, amended its rate case filing.  Lone Star does not expect any significant financial impacts on the project as a result of the agreement.  A final decision by the Public Utility Commission of Texas on the rate proceeding, as amended, is expected by the fourth quarter of 2012.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the six months ended June 30, 2012 and 2011 were as follows:

	NEE		FPL
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(millions)
Sources of cash:
Cash flows from operating activities	$1,928	$1,991	$1,267	$1,036
Long-term borrowings and change in loan proceeds restricted for construction	2,425	1,453	594	248
Proceeds from the sale of differential membership interests	337	210	—	—
Capital contribution from NEE	—	—	240	—
Cash grants under the Recovery Act	3	486	—	185
Issuances of common stock - net	372	33	—	—
Net increase in short-term debt	170	160	208	554
Other sources - net	15	85	28	37
Total sources of cash	5,250	4,418	2,337	2,060
Uses of cash:
Capital expenditures and independent power and other investments and nuclear fuel purchases	(4,030)	(2,860)	(2,263)	(1,582)
Retirements of long-term debt	(646)	(991)	(25)	(24)
Dividends	(500)	(459)	—	(400)
Repurchases of common stock	(19)	—	—	—
Other uses - net	(137)	(123)	(59)	(33)
Total uses of cash	(5,332)	(4,433)	(2,347)	(2,039)
Net increase (decrease) in cash and cash equivalents	$(82)	$(15)	$(10)	$21

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
	(millions)
FPL:
Generation:
New	$1,264	$594
Existing	331	387
Transmission and distribution	466	357
Nuclear fuel	117	111
General and other	35	134
Other, primarily the exclusion of the equity component of AFUDC and change in accrued property additions	50	(1)
Total	2,263	1,582
NEER:
Wind	446	376
Solar	630	218
Nuclear, including nuclear fuel	156	324
Other	264	204
Total	1,496	1,122
Corporate and Other	271	156
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$4,030	$2,860

In July 2012, an indirect wholly-owned subsidiary of NEER borrowed approximately $99 million under a limited-recourse variable rate term loan, maturing in December 2015. Interest on the loan will be based on the three-month London InterBank Offered Rate (LIBOR) plus a specified margin, payable quarterly, and the principal will be partially amortizing on a quarterly basis. Upon funding of the loan, the NEER subsidiary also entered into two interest rate swaps to hedge against interest rate movements with respect to interest payments on the loan. The proceeds of the loan were used to reimburse NEER, in part, for its capital contributions related to the development and construction of wind generation facilities with a generating capacity totaling approximately 206 mw located in California. The loan is secured by liens against the NEER subsidiary's ownership interest in the entities that own the facilities, which are wholly-owned subsidiaries of the NEER subsidiary. The loan agreement contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the loan agreement and related documents, actions by the borrower or by other parties under specified agreements relating to the generating facilities or the loan agreement, the termination of certain of such specified agreements and certain bankruptcy-related events.

Liquidity

At June 30, 2012, NEE's total net available liquidity was approximately $5.2 billion, of which FPL's portion was approximately $2.7 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2012:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,014	$4,569	$7,583	(b)	(b)
Less letters of credit	(8)	(1,532)	(1,540)
	3,006	3,037	6,043

Revolving credit facility	235	—	235	2014
Less borrowings	—	—	—
	235	—	235

Subtotal	3,241	3,037	6,278

Cash and cash equivalents	26	269	295
Less commercial paper	(538)	(789)	(1,327)
Net available liquidity	$2,729	$2,517	$5,246
_______________________

(a)
Provide for the funding of loans up to $7,583 million ($3,014 million for FPL) and the issuance of letters of credit up to $4,083 million ($1,564 million for FPL).  The entire amount of the credit facilities is available for general corporate purposes, including to provide back-up liquidity for FPL’s and NEECH’s commercial paper programs and other short-term borrowings and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss).  FPL’s bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)
Approximately $1,114 million of FPL's and $1,469 million of NEECH's bank revolving line of credit facilities expire in 2013.  The remaining portion of bank revolving line of credit facilities for FPL and NEECH expires in 2017.

Additionally, at June 30, 2012, certain subsidiaries of NEE had credit or loan facilities with available liquidity as follows:

	Original Amount	Amount Remaining Available at June 30, 2012	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and NEER:
Canadian bank revolving credit agreements(a)	C$300	$87	Variable	2013	Canadian renewable generating assets
Revolving loan agreement(a)	€170	$120	Variable	2014	Construction of Spain solar project
NEER:
Senior secured limited-recourse loan agreement(b)(c)	€589	$319	Variable	2030	Construction of Spain solar project
Term loan facility(b)(c)	$150	$150	Variable	2019	Construction of Genesis solar project
Lone Star:
Senior secured limited-recourse loan agreement(b)(d)	$387	$164	Variable	2016	Construction of Lone Star transmission line and substations
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

Dodd-Frank Act

NEE and FPL are monitoring the development of rules related to the Dodd-Frank Act and are implementing those rules that affect their businesses.  A number of rules have already been finalized and have become or will become effective over the next 2 to 12 months.  In July 2012, the CFTC voted to finalize a rule related to the definition of a swap.  This rule is expected to become effective by the end of September 2012, resulting in formal effective dates for a number of other rules that are dependent on the definition of a swap over the next 12 months, including position limits and the reporting and recordkeeping obligations applicable to derivative end users like NEE and FPL. The implementation of these rules is not expected to have a material effect on NEE and FPL. The rules related to collateral requirements have not been finalized. If those rules, when finalized, require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially affected.

NEE and FPL cannot predict the impact that these new rules will have on their ability to hedge their commodity and interest rate risks or on the OTC derivatives market as a whole, but management believes that they could potentially have a material effect on NEE's and FPL's risk exposure and financial results.

Capital Support

Letters of Credit, Surety Bonds and Guarantees
NEE and FPL obtain letters of credit and surety bonds and issue guarantees to facilitate commercial transactions with third parties and financings.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for NEER's wind and solar development and other contractual agreements.

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

At June 30, 2012, NEE had approximately $1.6 billion of standby letters of credit ($8 million for FPL), approximately $157 million of surety bonds ($55 million for FPL) and approximately $13.9 billion notional amount of guarantees and indemnifications ($24 million for FPL), of which approximately $9 billion ($12 million for FPL) letters of credit, guarantees and indemnifications have expiration dates within the next five years.  An aggregate of approximately $1.5 billion ($8 million for FPL) of the standby letters of credit at June 30, 2012 were issued under FPL’s and NEECH’s credit facilities.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at June 30, 2012, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2009, NEE, NEECH, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of July 26, 2012, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, preferred trust securities, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of July 26, 2012, NEE and NEECH had approximately $325 million (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $150 million of board-authorized available capacity.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2012 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2012
Fair value of contracts outstanding at March 31, 2012	$75	$796	$7	$(597)	$281
Reclassification to realized at settlement of contracts	(1)	(39)	(3)	219	176
Changes in fair value excluding reclassification to realized	39	142	—	76	257
Fair value of contracts outstanding at June 30, 2012	113	899	4	(302)	714
Net margin cash collateral paid (received)					(147)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2012	$113	$899	$4	$(302)	$567

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2012
Fair value of contracts outstanding at December 31, 2011	$15	$720	$8	$(501)	$242
Reclassification to realized at settlement of contracts	25	(90)	(4)	375	306
Inception value of new contracts	—	2	—	—	2
Net option premium purchases (issuances)	(22)	1	—	—	(21)
Changes in fair value excluding reclassification to realized	95	266	—	(176)	185
Fair value of contracts outstanding at June 30, 2012	113	899	4	(302)	714
Net margin cash collateral paid (received)					(147)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2012	$113	$899	$4	$(302)	$567

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2012 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2012
(millions)
Current derivative assets	$605
Noncurrent derivative assets	1,111
Current derivative liabilities	(812)
Noncurrent derivative liabilities	(337)
NEE's total mark-to-market energy contract net assets	$567

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2012 were as follows:

	Maturity
	2012	2013	2014	2015	2016	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(2)	$(76)	$6	$—	$—	$—	$(72)
Significant other observable inputs	(71)	13	(3)	16	24	24	3
Significant unobservable inputs	47	56	26	21	15	17	182
Total	(26)	(7)	29	37	39	41	113
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(5)	(3)	(1)	(9)	—	—	(18)
Significant other observable inputs	104	112	103	105	93	14	531
Significant unobservable inputs	(65)	14	44	49	48	296	386
Total	34	123	146	145	141	310	899
Owned Assets - OCI:
Quoted prices in active markets for identical assets	8	—	—	—	—	—	8
Significant other observable inputs	(4)	—	—	—	—	—	(4)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	4	—	—	—	—	—	4
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(314)	5	—	—	—	—	(309)
Significant unobservable inputs	3	2	2	—	—	—	7
Total	(311)	7	2	—	—	—	(302)
Total sources of fair value	$(299)	$123	$177	$182	$180	$351	$714

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended June 30, 2011 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2011
Fair value of contracts outstanding at March 31, 2011	$(12)	$222	$44	$(146)	$108
Reclassification to realized at settlement of contracts	(14)	(27)	(14)	74	19
Net option premium purchases (issuances)	15	—	—	—	15
Changes in fair value excluding reclassification to realized	20	157	—	(68)	109
Fair value of contracts outstanding at June 30, 2011	9	352	30	(140)	251
Net margin cash collateral paid (received)					12
Total mark-to-market energy contract net assets (liabilities) at June 30, 2011	$9	$352	$30	$(140)	$263

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2011
Fair value of contracts outstanding at December 31, 2010	$25	$422	$49	$(236)	$260
Reclassification to realized at settlement of contracts	2	(58)	(19)	164	89
Net option premium purchases (issuances)	(31)	—	—	—	(31)
Changes in fair value excluding reclassification to realized	13	(12)	—	(68)	(67)
Fair value of contracts outstanding at June 30, 2011	9	352	30	(140)	251
Net margin cash collateral paid (received)					12
Total mark-to-market energy contract net assets (liabilities) at June 30, 2011	$9	$352	$30	$(140)	$263

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2012 and December 31, 2011, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2011	$—	$2	$2	$38	$50	$25	$38	$50	$26
June 30, 2012	$—	$2	$2	$40	$70	$80	$40	$67	$79
Average for the six months ended June 30, 2012	$—	$2	$2	$44	$60	$46	$44	$59	$46
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

The following are estimates of the fair value of NEE's and FPL's financial instruments:

	June 30, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,990	$1,990	(a)	$1,897	$1,897	(a)
Other investments:
Notes receivable	$500	$629	(b)	$503	$535	(b)
Debt securities	$109	$109	(a)	$89	$89	(a)
Long-term debt, including current maturities	$23,330	$25,332	(c)	$21,614	$23,699	(c)
Interest rate swaps - net unrealized losses	$(281)	$(281)	(d)	$(283)	$(283)	(d)
FPL:
Fixed income securities - special use funds	$1,568	$1,568	(a)	$1,499	$1,499	(a)
Long-term debt, including current maturities	$8,107	$9,553	(c)	$7,533	$9,078	(c)
————————————

(a)	Estimated using quoted market prices for these or similar issues.

(b)	Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

At June 30, 2012, the estimated fair value of NEE's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received	Estimated Fair Value
(millions)					(millions)
Fair value hedges - NEECH:
$250	May 2010	November 2013	Variable(a)	2.55%	$5
$400	August 2010	September 2015	Variable(b)	2.60%	14
$250	August 2011	June 2013	Variable(c)	5.35%	—
$500	August 2011	December 2015	Variable(d)	7.875%	6
$500	August 2011	March 2019	Variable(e)	6.00%	20
$400	August 2011	June 2021	Variable(f)	4.50%	23
Total fair value hedges					68
Cash flow hedges:
NEER:
$28	December 2003	December 2017	4.245%	Variable(g)	(3)
$9	April 2004	December 2017	3.845%	Variable(g)	(1)
$115	December 2005	November 2019	4.905%	Variable(g)	(13)
$313	January 2007	January 2022	5.390%	Variable(h)	(35)
$275	January 2009	December 2016	2.680%	Variable(g)	(18)
$124	January 2009(i)	December 2023	3.725%	Variable(g)	(4)
$76	January 2009	December 2023	2.578%	Variable(j)	(3)
$17	March 2009	December 2016	2.655%	Variable(g)	(1)
$7	March 2009(i)	December 2023	3.960%	Variable(g)	—
$266	May 2009	May 2017	3.015%	Variable(g)	(21)
$106	May 2009(i)	May 2024	4.663%	Variable(g)	(5)
$232	April 2010	January 2027	4.040%	Variable(h)	(37)
$268	October 2010	September 2028	2.822%	Variable(g)	(23)
$301	April 2011	December 2013	2.733%	Variable(k)	(18)
$746	April 2011(i)	June 2018	4.042%	Variable(l)	(67)
$617	April 2011(i)	December 2030	4.694%	Variable(l)	(57)
$63	August 2011	January 2016	(m)	Variable(g)	(1)
$210	December 2011	December 2029	2.275%	Variable(g)	(9)
NEECH:
$250	October 2010(i)	June 2023	3.479%	Variable(g)	(33)
Total cash flow hedges					(349)
Total interest rate swaps					$(281)
————————————

(a)	Three-month LIBOR plus 0.4726%.

(b)	Three-month LIBOR plus 0.7980%.

(c)	Three-month LIBOR plus 4.8275%.

(d)	Three-month LIBOR plus 6.675%.

(e)	Three-month LIBOR plus 3.945%.

(f)	Three-month LIBOR plus 2.05%.

(g)	Three-month LIBOR.

(h)	Six-month LIBOR.

(i)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2013, June 2018 and June 2013, respectively.

(j)	Three-month Banker's Acceptance Rate.

(k)	One-month Euro Interbank Offered Rate (Euribor).

(l)	Six-month Euribor.

(m)	Rate varies over time from 0.4914% to 3.0048%.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,173 million ($596 million for FPL) at June 30, 2012.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,081 million and $1,970 million ($1,299 million and $1,238 million for FPL) at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $196 million ($124 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At June 30, 2012, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments.  At June 30, 2012 and December 31, 2011, the fair value of cross currency swaps was approximately $(11) million and $18 million, respectively.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of June 30, 2012, approximately 96% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2012.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 14 - Legal Proceedings to Consolidated Financial Statements in the 2011 Form 10-K and Note 9 - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in NEE’s and FPL’s March 2012 Form 10-Q and 2011 Form 10-K. The factors discussed in Part II, Item 1A. Risk Factors in NEE's and FPL's March 2012 Form 10-Q and in Part I, Item 1A. Risk Factors in NEE's and FPL's 2011 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered.  The risks described in NEE's and FPL's March 2012 Form 10-Q and 2011 Form 10-K are not the only risks facing NEE and FPL.  Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/12 - 4/30/12	—	$—	—	13,274,748
5/1/12 - 5/31/12	5,425	$65.64	—	13,274,748
6/1/12 - 6/30/12	521	$68.21	—	13,274,748
Total	5,946	$65.87	—
————————————

(a)
Includes: (1) in May 2012, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in June 2012, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - NEER - NEER Employees in the 2011 Form 10-K.

Certain subsidiaries of NEER have renegotiated or are in the process of renegotiating collective bargaining agreements.  As of July 26, 2012, the status of these contracts is as follows:

-	International Brotherhood of Electrical Workers (IBEW) in Wisconsin has four separate contracts expiring from September 2013 through August 2015.

-	IBEW in Iowa has one contract which expires in May 2015.

-	Security Police and Fire Professionals of America in Iowa has one contract which is under a temporary extension through September 2012.

-	IBEW in California has one contract which expires in March 2015.

-	International Union of Operating Engineers in Illinois has one contract which expires in February 2015.

(ii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Water Act Section 316(b) in the 2011 Form 10-K.

The EPA's deadline for issuing its final rule under Section 316(b) of the Clean Water Act has been extended to the summer of 2013.

(iii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Regulation of GHG Emissions in the 2011 Form 10-K.

In June 2012, the U.S. Court of Appeals for the District of Columbia upheld the EPA's greenhouse gas regulations, which regulations are not expected to have a material adverse effect on the modernization of FPL's Port Everglades facility.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Purchase Contract Agreement dated as of May 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 4, 2012, File No. 1-8841)
x
*4(b)
Pledge Agreement, dated as of May 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated May 4, 2012, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 4, 2012, creating the Series E Debentures due June 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated May 4, 2012, File No. 1-8841)
x
*4(d)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and nineteen Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; and Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612)

		x	x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 26, 2009, creating the Series C Debentures due June 1, 2014 (filed as Exhibit 4(c) to Form 8-K dated May 22, 2009, File No. 1-8841)
x
*4(f)
Letter, dated May 21, 2012, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series C Debentures due June 1, 2014 effective May 21, 2012 (filed as Exhibit 4(b) to Form 8-K dated May 21, 2012, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(g)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 15, 2012, creating the Series H Junior Subordinated Debentures due June 15, 2072 (filed as Exhibit 4 to Form 8-K dated June 15, 2012, File No. 1-8841)
x
10(a)	Consulting Agreement between Florida Power & Light Company and AJO Consulting Services, LLC dated as of May 3, 2012	x	x
10(b)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Eric E. Silagy dated as of May 2, 2012	x	x
10(c)	Appendix A2 (revised as of May 2, 2012) to the Restated NextEra Energy, Inc. Supplemental Executive Retirement Plan	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date:	July 26, 2012

NEXTERA ENERGY, INC. (Registrant)

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