Form 10-Q
period 2012-09-30
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2012-10-26
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of September 30, 2012: 423,206,077 shares.

As of September 30, 2012, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES	$3,843	$4,382	$10,881	$11,476
OPERATING EXPENSES
Fuel, purchased power and interchange	1,526	1,911	3,943	4,872
Other operations and maintenance	776	748	2,347	2,212
Impairment charges	—	—	—	51
Depreciation and amortization	467	496	1,121	1,236
Taxes other than income taxes and other	325	316	855	859
Total operating expenses	3,094	3,471	8,266	9,230
OPERATING INCOME	749	911	2,615	2,246
OTHER INCOME (DEDUCTIONS)
Interest expense	(259)	(265)	(795)	(775)
Loss on natural gas-fired generating assets held for sale	—	(148)	—	(148)
Equity in earnings of equity method investees	16	28	17	57
Allowance for equity funds used during construction	21	7	52	28
Interest income	20	21	62	58
Gains on disposal of assets - net	53	37	120	79
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(4)	(30)	(11)	(34)
Other - net	(27)	4	(25)	18
Total other deductions - net	(180)	(346)	(580)	(717)
INCOME BEFORE INCOME TAXES	569	565	2,035	1,529
INCOME TAXES	154	158	553	273
NET INCOME	$415	$407	$1,482	$1,256
Earnings per share of common stock:
Basic	$0.99	$0.98	$3.57	$3.01
Assuming dilution	$0.98	$0.97	$3.55	$3.00
Dividends per share of common stock	$0.60	$0.55	$1.80	$1.65
Weighted-average number of common shares outstanding:
Basic	419.3	417.4	415.6	416.7
Assuming dilution	421.7	419.8	418.0	419.1

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$415	$407	$1,482	$1,256

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $15, $92, $41 and $125 tax benefit, respectively)	(30)	(158)	(79)	(248)
Reclassification from accumulated other comprehensive income to net income (net of $7, $10, $18 and $18 tax expense, respectively)	3	16	24	36
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $18 tax expense, $27 tax benefit, $44 tax expense and $12 tax benefit, respectively)	26	(43)	64	(20)
Reclassification from accumulated other comprehensive income to net income (net of $18, $17, $43 and $32 tax benefit, respectively)	(27)	(25)	(64)	(47)
Defined benefit pension and other benefits plans (net of $3 tax benefit and $4 tax expense, respectively)	—	—	(6)	6
Net unrealized gains (losses) on foreign currency translation (net of $2 tax expense, $10 tax benefit, $3 tax expense and $4 tax benefit, respectively)	3	(19)	6	(7)
Other comprehensive loss related to equity method investee (net of $3 and $7 tax benefit, respectively)	(4)	—	(10)	—
Total other comprehensive loss, net of tax	(29)	(229)	(65)	(280)

COMPREHENSIVE INCOME	$386	$178	$1,417	$976

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2012	December 31, 2011
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$54,262	$50,768
Nuclear fuel	1,994	1,795
Construction work in progress	7,174	4,989
Less accumulated depreciation and amortization	(15,737)	(15,062)
Total property, plant and equipment - net ($3,900 and $3,063 related to VIEs, respectively)	47,693	42,490
CURRENT ASSETS
Cash and cash equivalents	246	377
Customer receivables, net of allowances of $14 and $11, respectively	1,633	1,372
Other receivables	489	430
Materials, supplies and fossil fuel inventory	1,055	1,074
Regulatory assets:
Deferred clause and franchise expenses	54	112
Derivatives	59	502
Other	87	84
Derivatives	482	611
Other	332	310
Total current assets	4,437	4,872
OTHER ASSETS
Special use funds	4,223	3,867
Other investments	971	907
Prepaid benefit costs	1,093	1,021
Regulatory assets:
Securitized storm-recovery costs ($284 and $317 related to a VIE, respectively)	462	517
Other	524	621
Derivatives	944	973
Other	1,702	1,920
Total other assets	9,919	9,826
TOTAL ASSETS	$62,049	$57,188
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 423 and 416, respectively)	$4	$4
Additional paid-in capital	5,494	5,217
Retained earnings	10,607	9,876
Accumulated other comprehensive loss	(219)	(154)
Total common shareholders' equity	15,886	14,943
Long-term debt ($1,301 and $1,364 related to VIEs, respectively)	22,714	20,810
Total capitalization	38,600	35,753
CURRENT LIABILITIES
Commercial paper	1,053	1,349
Short-term debt	521	—
Current maturities of long-term debt	2,062	808
Accounts payable	1,194	1,191
Customer deposits	513	547
Accrued interest and taxes	703	464
Derivatives	486	1,090
Accrued construction-related expenditures	512	518
Other	831	752
Total current liabilities	7,875	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,685	1,611
Accumulated deferred income taxes	6,166	5,681
Regulatory liabilities:
Accrued asset removal costs	2,017	2,197
Asset retirement obligation regulatory expense difference	1,814	1,640
Other	361	419
Derivatives	530	541
Deferral related to differential membership interests - VIEs	1,498	1,203
Other	1,503	1,424
Total other liabilities and deferred credits	15,574	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$62,049	$57,188

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,482	$1,256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,121	1,236
Nuclear fuel amortization	194	210
Loss on natural gas-fired generating assets held for sale	—	148
Impairment charges	—	51
Unrealized losses (gains) on marked to market energy contracts	(89)	182
Deferred income taxes	517	274
Cost recovery clauses and franchise fees	115	71
Changes in prepaid option premiums and derivative settlements	(36)	23
Equity in earnings of equity method investees	(17)	(57)
Distributions of earnings from equity method investees	20	67
Allowance for equity funds used during construction	(52)	(28)
Gains on disposal of assets - net	(120)	(79)
Other than temporary impairment losses on securities held in nuclear decommissioning funds	11	34
Other - net	236	121
Changes in operating assets and liabilities:
Customer receivables	(255)	(228)
Other receivables	(92)	56
Materials, supplies and fossil fuel inventory	21	(269)
Other current assets	(51)	(27)
Other assets	(50)	(83)
Accounts payable	1	30
Customer deposits	(34)	5
Margin cash collateral	110	(28)
Income taxes	(6)	106
Interest and other taxes	270	259
Other current liabilities	(27)	(83)
Other liabilities	(112)	(130)
Net cash provided by operating activities	3,157	3,117
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,061)	(2,128)
Independent power and other investments of NEER	(3,025)	(1,654)
Cash grants under the American Recovery and Reinvestment Act of 2009	105	503
Nuclear fuel purchases	(202)	(331)
Other capital expenditures	(401)	(204)
Change in loan proceeds restricted for construction	212	(596)
Proceeds from sale or maturity of securities in special use funds	3,890	3,567
Purchases of securities in special use funds	(3,994)	(3,638)
Proceeds from sale or maturity of other securities	219	399
Purchases of other securities	(259)	(431)
Other - net	15	91
Net cash used in investing activities	(6,501)	(4,422)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	4,226	2,917
Retirements of long-term debt	(1,321)	(1,688)
Proceeds from sale of differential membership interests	414	210
Payments to differential membership investors	(53)	—
Net change in short-term debt	396	946
Issuances of common stock - net	386	39
Repurchases of common stock	(19)	—
Dividends on common stock	(752)	(689)
Other - net	(64)	(92)
Net cash provided by financing activities	3,213	1,643
Net increase (decrease) in cash and cash equivalents	(131)	338
Cash and cash equivalents at beginning of period	377	302
Cash and cash equivalents at end of period	$246	$640
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$943	$851

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES	$2,975	$3,152	$7,778	$8,200
OPERATING EXPENSES
Fuel, purchased power and interchange	1,280	1,479	3,301	3,854
Other operations and maintenance	427	429	1,305	1,237
Depreciation and amortization	254	299	496	653
Taxes other than income taxes and other	295	289	814	822
Total operating expenses	2,256	2,496	5,916	6,566
OPERATING INCOME	719	656	1,862	1,634
OTHER INCOME (DEDUCTIONS)
Interest expense	(104)	(101)	(314)	(287)
Allowance for equity funds used during construction	14	6	36	26
Other - net	—	1	—	(2)
Total other deductions - net	(90)	(94)	(278)	(263)
INCOME BEFORE INCOME TAXES	629	562	1,584	1,371
INCOME TAXES	237	215	600	519
NET INCOME(a)	$392	$347	$984	$852
__________________________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2012	December 31, 2011
ELECTRIC UTILITY PLANT
Plant in service and other property	$33,981	$31,564
Nuclear fuel	1,148	1,005
Construction work in progress	2,492	2,601
Less accumulated depreciation and amortization	(10,915)	(10,916)
Total electric utility plant - net	26,706	24,254
CURRENT ASSETS
Cash and cash equivalents	20	36
Customer receivables, net of allowances of $10 and $8, respectively	986	682
Other receivables	239	312
Materials, supplies and fossil fuel inventory	736	759
Regulatory assets:
Deferred clause and franchise expenses	54	112
Derivatives	59	502
Other	83	80
Other	132	166
Total current assets	2,309	2,649
OTHER ASSETS
Special use funds	2,967	2,737
Prepaid benefit costs	1,124	1,088
Regulatory assets:
Securitized storm-recovery costs ($284 and $317 related to a VIE, respectively)	462	517
Other	336	395
Other	216	176
Total other assets	5,105	4,913
TOTAL ASSETS	$34,120	$31,816
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,703	5,464
Retained earnings	4,998	4,013
Total common shareholder's equity	12,074	10,850
Long-term debt ($386 and $437 related to a VIE, respectively)	7,632	7,483
Total capitalization	19,706	18,333
CURRENT LIABILITIES
Commercial paper	472	330
Current maturities of long-term debt	452	50
Accounts payable	672	678
Customer deposits	508	541
Accrued interest and taxes	486	221
Derivatives	67	512
Accrued construction-related expenditures	210	261
Other	384	373
Total current liabilities	3,251	2,966
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,190	1,144
Accumulated deferred income taxes	5,248	4,593
Regulatory liabilities:
Accrued asset removal costs	2,017	2,197
Asset retirement obligation regulatory expense difference	1,814	1,640
Other	361	416
Other	533	527
Total other liabilities and deferred credits	11,163	10,517
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$34,120	$31,816

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2011 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$984	$852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	496	653
Nuclear fuel amortization	74	111
Deferred income taxes	656	439
Cost recovery clauses and franchise fees	115	71
Allowance for equity funds used during construction	(36)	(26)
Other - net	51	21
Changes in operating assets and liabilities:
Customer receivables	(305)	(286)
Other receivables	16	14
Materials, supplies and fossil fuel inventory	24	(219)
Other current assets	(35)	(33)
Other assets	(41)	(48)
Accounts payable	60	69
Customer deposits	(32)	4
Income taxes	74	(67)
Interest and other taxes	264	228
Other current liabilities	(55)	1
Other liabilities	(8)	(36)
Net cash provided by operating activities	2,302	1,748
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,061)	(2,128)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	202
Nuclear fuel purchases	(137)	(223)
Proceeds from sale or maturity of securities in special use funds	2,949	2,483
Purchases of securities in special use funds	(3,031)	(2,534)
Other - net	27	32
Net cash used in investing activities	(3,253)	(2,168)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	594	248
Retirements of long-term debt	(50)	(45)
Net change in short-term debt	142	307
Capital contribution from NEE	240	310
Dividends to NEE	—	(400)
Other - net	9	10
Net cash provided by financing activities	935	430
Net increase (decrease) in cash and cash equivalents	(16)	10
Cash and cash equivalents at beginning of period	36	20
Cash and cash equivalents at end of period	$20	$30
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$445	$420

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(millions)
Service cost	$16	$16	$1	$2	$49	$48	$4	$5
Interest cost	25	25	4	5	74	74	13	16
Expected return on plan assets	(60)	(60)	—	(1)	(179)	(179)	(1)	(2)
Amortization of transition obligation	—	—	—	1	—	—	1	2
Amortization of prior service cost (benefit)	1	(1)	(1)	—	3	(2)	—	—
Net periodic benefit (income) cost at NEE	$(18)	$(20)	$4	$7	$(53)	$(59)	$17	$21
Net periodic benefit (income) cost at FPL	$(11)	$(13)	$3	$5	$(34)	$(39)	$13	$16

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate swaps and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At September 30, 2012, NEE's accumulated other comprehensive income (AOCI) included amounts related to discontinued commodity cash flow hedges with expiration dates through December 2012; interest rate cash flow hedges with expiration dates through December 2030; and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $39 million of net losses included in AOCI at September 30, 2012 is expected to be reclassified into earnings within the next 12 months as either the principal and/or interest payments are made or electricity is sold. Such amounts assume no change in power prices, interest rates, currency exchange rates or scheduled principal payments.

In the third quarter of 2011, a subsidiary of NEER entered into an agreement to sell its ownership interest in four natural gas-fired generating plants. See Note 3 - Nonrecurring Fair Value Measurements. Certain of the plants had hedged their exposure to interest rate and commodity price fluctuations by entering into derivative contracts. Because the plants were being sold to a third party, it became no longer probable that the future hedged transactions would occur. Therefore, NEE was required to reclassify any gains or losses in AOCI related to those hedges to earnings. During the three and nine months ended September 30, 2011, NEE reclassified approximately $21 million of net losses to earnings, $30 million of losses were recorded in loss on natural gas-fired generating assets held for sale and $9 million of gains were recorded in other - net.

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the condensed consolidated balance sheets as follows:

	NEE		FPL
	September 30, 2012	December 31, 2011	September 30, 2012		December 31, 2011
	(millions)
Current derivative assets(a)	$482	$611	$8	(b)	$10	(b)
Noncurrent derivative assets(c)	944	973	32	(d)	2	(d)
Current derivative liabilities(e)	(486)	(1,090)	(67)		(512)
Noncurrent derivative liabilities(f)	(530)	(541)	—		(1)	(g)
Total mark-to-market derivative instrument assets (liabilities)	$410	$(47)	$(27)		$(501)
————————————

(a)
At September 30, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $40 million and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.

(c)
At September 30, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $154 million and $109 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(e)
At September 30, 2012 and December 31, 2011, NEE's balances reflect the netting of approximately $74 million and $112 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)	At December 31, 2011, NEE's balance reflects the netting of approximately $79 million (none at FPL) in margin cash collateral provided to counterparties.

(g)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2012 and December 31, 2011, NEE had approximately $44 million and $22 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at September 30, 2012 and December 31, 2011, NEE had approximately $54 million and $50 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NEE's and FPL's net derivative positions at September 30, 2012 and December 31, 2011, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	September 30, 2012		December 31, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$26	$—	$22	$—
Current derivative liabilities	—	97	—	60
Noncurrent derivative assets	54	—	15	—
Noncurrent derivative liabilities	—	294	—	260
Foreign currency swap:
Current derivative liabilities	—	3	—	3
Noncurrent derivative liabilities	—	5	—	3
Total	$80	$399	$37	$326

Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended September 30,
	2012					2011
	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$—	$(39)	$(6)		$(45)	$—	$(236)	$(14)		$(250)
Gains (losses) reclassified from AOCI to net income(a)	$2	$(14)	$2	(b)	$(10)	$11	$(21)	$5	(b)	$(5)
————————————

(a)
Included in operating revenues for commodity contracts and interest expense for interest rate swaps. In 2011, excludes approximately $21 million of net losses related to discontinuance of certain cash flow hedges. See further discussion above.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2012					2011
	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$—	$(104)	$(16)		$(120)	$—	$(353)	$(20)		$(373)
Gains (losses) reclassified from AOCI to net income(a)	$6	$(44)	$(4)	(b)	$(42)	$30	$(64)	$1	(c)	$(33)
————————————

(a)
Included in operating revenues for commodity contracts and interest expense for interest rate swaps. In 2011, excludes approximately $21 million of net losses related to discontinuance of certain cash flow hedges. See further discussion above.

(b)	Loss of approximately $2 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $4 million is included in interest expense and the balance is included in other - net.

For the three and nine months ended September 30, 2012, NEE recorded a gain of approximately $6 million and $41 million, respectively, on six fair value hedges which resulted in a corresponding increase in the related debt.  For the three and nine months ended September 30, 2011, NEE recorded a gain of approximately $16 million and $19 million, respectively, on six fair value hedges which resulted in a corresponding increase in the related debt.

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	September 30, 2012						December 31, 2011
	NEE		FPL				NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$922	$426	$12	(a)	$4	(a)	$1,127	$432	$11	(a)	$1	(a)
Current derivative liabilities	1,775	2,233	43		110		3,358	4,494	1		513
Noncurrent derivative assets	1,913	884	32	(b)	—		1,290	250	2	(b)	—
Noncurrent derivative liabilities	233	464	—		—		1,222	1,579	—		1	(c)
Foreign currency swap:
Current derivative liabilities	—	2	—		—		—	3	—		—
Noncurrent derivative assets	15	—	—		—		27	—	—		—
Total	$4,858	$4,009	$87		$114		$7,024	$6,758	$14		$515
————————————

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

(b)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(c)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Commodity contracts(a):
Operating revenues	$(218)	$(50)	$102	$(48)
Fuel, purchased power and interchange	(4)	10	36	8
Foreign currency swap - other - net	9	23	(13)	20
Interest rate contracts - other - net	—	(16)	—	(11)
Total	$(213)	$(33)	$125	$(31)
————————————

(a)
For the three months ended September 30, 2012 and 2011, FPL recorded approximately $90 million of gains and $232 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.  For the nine months ended September 30, 2012 and 2011, FPL recorded approximately $86 million and $300 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NEE's and FPL's overall net economic exposure because NEE and FPL do not use derivative instruments to hedge all of their commodity exposures.  At September 30, 2012, NEE and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NEE		FPL
	(millions)
Power	(46)	mwh(a)	—
Natural gas	1,221	mmbtu(b)	837	mmbtu(b)
Oil	(7)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At September 30, 2012, NEE had interest rate contracts with a notional amount totaling approximately $6.9 billion and foreign currency swaps with a notional amount totaling approximately $544 million.

Certain of NEE's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At September 30, 2012, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.2 billion ($115 million for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NEE or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), NEE would be required to post collateral such that the total posted collateral would be approximately $350 million ($10 million at FPL).  If FPL's and NEECH's credit ratings were downgraded to below investment grade, NEE would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($500 million at FPL).  Some contracts at NEE, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NEE could be required to post additional collateral of up to approximately $600 million ($100 million at FPL).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Collateral may be posted in the form of cash or credit support.  At September 30, 2012, NEE had posted approximately $210 million (none at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$22	$—		$—	$—	$22
FPL - equity securities	$1	$—		$—	$—	$1
Special use funds:
NEE:
Equity securities	$813	$1,293	(b)	$—	$—	$2,106
U.S. Government and municipal bonds	$495	$169		$—	$—	$664
Corporate debt securities	$—	$549		$—	$—	$549
Mortgage-backed securities	$—	$594		$—	$—	$594
Other debt securities	$—	$47		$—	$—	$47
FPL:
Equity securities	$150	$1,142	(b)	$—	$—	$1,292
U.S. Government and municipal bonds	$442	$132		$—	$—	$574
Corporate debt securities	$—	$381		$—	$—	$381
Mortgage-backed securities	$—	$513		$—	$—	$513
Other debt securities	$—	$35		$—	$—	$35
Other investments:
NEE:
Equity securities	$12	$—		$—	$—	$12
U.S. Government and municipal bonds	$11	$—		$—	$—	$11
Corporate debt securities	$—	$52		$—	$—	$52
Mortgage-backed securities	$—	$47		$—	$—	$47
Other	$5	$5		$—	$—	$10
Derivatives:
NEE:
Commodity contracts	$1,407	$2,605		$831	$(3,512)	$1,331	(c)
Interest rate swaps	$—	$80		$—	$—	$80	(c)
Foreign currency swaps	$—	$15		$—	$—	$15	(c)
FPL - commodity contracts	$—	$82		$5	$(47)	$40	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,461	$2,197		$349	$(3,392)	$615	(c)
Interest rate swaps	$—	$391		$—	$—	$391	(c)
Foreign currency swaps	$—	$10		$—	$—	$10	(c)
FPL - commodity contracts	$—	$114		$—	$(47)	$67	(c)
————————————

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,217 million ($1,093 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of contracts categorized as Level 3 of the fair value hierarchy at September 30, 2012 are as follows:

Transaction Type	Fair Value at September 30, 2012		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$366	$95	Discounted cash flow	Forward price (per mwh)	$10	–	$141
Options - power	$179	$200	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	154%
Options - gas	$43	$10	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	56%
Full requirements and unit contingent contracts	$211	$33	Discounted cash flow	Forward price (per mwh)	$5	—	$127
				Customer migration rate(a)	—%	—	20%
——————————

(a)	Applies only to full requirements contracts.

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
————————————
(a) Assumes the contract is in a gain position.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2012		2011
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$575	$7	$155	$5
Realized and unrealized gains (losses):
Included in earnings(a)	(149)	—	(11)	—
Included in regulatory assets and liabilities	1	1	—	—
Purchases	40	—	45	—
Settlements	30	(3)	3	(1)
Issuances	(21)	—	(70)	—
Transfers in(b)	5	—	1	—
Transfers out(b)	1	—	(2)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$482	$5	$121	$4
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(171)	$—	$12	$—
————————————

(a)
For the three months ended September 30, 2012 and 2011, $(149) million and $(12) million, respectively, of realized and unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
For the three months ended September 30, 2012 and 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended September 30, 2012 and 2011, $(170) million and $12 million, respectively, of unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2012		2011
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$486	$4	$296	$7
Realized and unrealized gains (losses):
Included in earnings(a)	135	—	2	—
Included in regulatory assets and liabilities	7	7	2	2
Purchases	221	—	186	—
Settlements	(152)	(6)	(100)	(5)
Issuances	(221)	—	(260)	—
Transfers in(b)	21	—	3	—
Transfers out(b)	(15)	—	(8)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$482	$5	$121	$4
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$41	$—	$42	$—
————————————

(a)
For the nine months ended September 30, 2012 and 2011, $132 million and $(11) million, respectively, of realized and unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
For the nine months ended September 30, 2012 and 2011, transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the nine months ended September 30, 2012 and 2011, $41 million and $37 million, respectively, of unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In the second quarter of 2011, market value indications and the potential impact of proposed environmental regulations suggested that the carrying value of certain NEER assets, primarily wind assets in West Texas and oil-fired assets in Maine, could be impaired.  NEER performed a fair value analysis and concluded that an impairment charge related to the long-lived assets, primarily property, plant and equipment, was necessary.  The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates.  As a result, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million ($31 million after-tax), which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the nine months ended September 30, 2011.

In the third quarter of 2011, a subsidiary of NEER entered into an agreement to sell its ownership interest in four natural gas-fired generating plants with a total generating capacity of 2,152 mw. In connection with the agreement to sell, during the three and nine months ended September 30, 2011, a loss of approximately $148 million ($97 million after-tax) was recorded in NEE's condensed consolidated statements of income consisting of the impact of writing down the net natural gas-fired generating assets held for sale to their estimated fair value less costs to sell and the reclassification of $30 million from AOCI as a result of the discontinuance of certain cash flow hedges because it became no longer probable that the future hedged transactions would occur. See Note 2. The sale of the four natural gas-fired plants discussed above and the sale of one additional natural gas-fired plant were completed in the fourth quarter of 2011.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At September 30, 2012 and December 31, 2011, other investments of NEE, not included in the table below, included financial instruments of approximately $41 million and $35 million ($8 million and $4 million at FPL), respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	September 30, 2012				December 31, 2011
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$4,223	(a)	$4,223	(a)	$3,867	(a)	$3,867	(a)
Other investments:
Notes receivable	$500		$681	(b)	$503		$535	(b)
Debt securities	$115	(c)	$115	(d)	$89	(c)	$89	(d)
Equity securities	$61		$75	(e)	$80		$159	(e)
Long-term debt, including current maturities	$24,769		$27,674	(f)	$21,614		$23,699	(f)
Interest rate swaps - net unrealized losses	$(311)		$(311)	(d)	$(283)		$(283)	(d)
Foreign currency swaps - net unrealized gains	$5		$5	(d)	$18		$18	(d)
FPL:
Special use funds	$2,967	(a)	$2,967	(a)	$2,737	(a)	$2,737	(a)
Long-term debt, including current maturities	$8,084		$9,984	(f)	$7,533		$9,078	(f)
————————————

(a)
At September 30, 2012, includes $229 million of investments accounted for under the equity method and $34 million of loans not measured at fair value on a recurring basis ($144 million and $28 million, respectively, for FPL).  At December 31, 2011, includes $164 million of investments accounted for under the equity method and $39 million of loans not measured at fair value on a recurring basis ($112 million and $24 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type and hierarchy level.  The amortized cost of debt and equity securities is $1,753 million and $1,437 million, respectively, at September 30, 2012 and $1,638 million and $1,425 million, respectively, at December 31, 2011 ($1,417 million and $791 million, respectively, at September 30, 2012 and $1,321 million and $864 million, respectively, at December 31, 2011 for FPL).

(b)
Classified as held to maturity.  Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest primarily at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit standings and ratings and market-related information.  As of September 30, 2012, NEE had no notes receivable reported in non-accrual status.

(c)	Classified as trading securities.

(d)	See Note 3.

(e)	Primarily modeled internally based on recent market information including, among other things, private offerings of the securities (Level 3).

(f)
As of September 30, 2012 and December 31, 2011, $15,873 million and $15,035 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds consist of FPL's storm fund assets of $127 million and NEE's and FPL's nuclear decommissioning fund assets of $4,096 million and $2,840 million, respectively, at September 30, 2012.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2012 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2012 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(millions)
Realized gains	$75	$69	$20	$22	$206	$156	$81	$60
Realized losses	$16	$27	$12	$17	$48	$70	$34	$51
Proceeds from sale or maturity of securities	$953	$992	$592	$675	$3,890	$3,567	$2,949	$2,483

Unrealized losses on available for sale debt securities at September 30, 2012 and December 31, 2011 were not material to NEE or FPL.  The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(millions)
Equity securities	$694	$546	$526	$376
U.S. Government and municipal bonds	$32	$46	$29	$43
Corporate debt securities	$43	$31	$32	$24
Mortgage-backed securities	$25	$27	$22	$24
Other debt securities	$2	$3	$2	$3

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

5.  Income Taxes

NEE's effective income tax rates for the three months ended September 30, 2012 and 2011 were approximately 27% and 28%, respectively.  The reduction from the federal statutory rate for those respective periods mainly reflects the benefit of wind production tax credits (PTCs) of approximately $35 million and $45 million related to NEER's wind projects and approximately $14 million and $9 million of deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), primarily for certain wind projects expected to be placed in service.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEE's effective income tax rates for the nine months ended September 30, 2012 and 2011 were approximately 27% and 18%, respectively.  The reduction from the federal statutory rate for those respective periods mainly reflects the benefit of wind PTCs of approximately $147 million and $208 million and approximately $37 million and $17 million of deferred income tax benefits associated with convertible ITCs. NEE's effective income tax rate for the nine months ended September 30, 2011 also reflects a state deferred income tax benefit included in the Corporate and Other segment of approximately $64 million, net of federal income taxes, related to state tax law changes in 2011 (state deferred income tax benefit) and a $26 million reduction in income tax expense, net of federal income taxes, primarily related to a valuation allowance reversal for certain state ITCs reflecting state income tax planning initiatives (state ITC benefit).

NEE recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.  PTCs, as well as deferred income tax benefits associated with convertible ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the expiration of PTCs after ten years of production.

6.  Variable Interest Entities (VIEs)

As of September 30, 2012, NEE has ten VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $356 million and $406 million at September 30, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $441 million and $496 million at September 30, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement (PPA) effective in 1994 with this 250 megawatt (mw) coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The PPA with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended September 30, 2012 and 2011, FPL purchased 293,650 mwh and 327,583 mwh, respectively, from the facility at a total cost of approximately $48 million and $50 million, respectively. During the nine months ended September 30, 2012 and 2011, FPL purchased 582,661 mwh and 965,105 mwh, respectively, from the facility at a total cost of approximately $133 million and $144 million, respectively.

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

NEER - NEE consolidates nine NEER VIEs.  NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

An NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 mw.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER. The assets and liabilities of the VIE were approximately $96 million and $74 million, respectively, at September 30, 2012 and $105 million and $82 million, respectively, at December 31, 2011, and consisted primarily of property, plant and equipment and long-term debt.

The other eight NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 2,658 mw.  Seven of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037; the eighth VIE sells its electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of these VIEs totaled approximately $4.1 billion and $2.8 billion, respectively, at September 30, 2012. Six of the eight were VIEs at December 31, 2011 and were consolidated; the assets and liabilities of those VIEs totaled approximately $3.2 billion and $2.6 billion, respectively, at December 31, 2011. At September 30, 2012 and December 31, 2011, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of September 30, 2012 and December 31, 2011, several NEE subsidiaries have investments totaling approximately $784 million ($619 million at FPL) and $668 million ($526 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of September 30, 2012, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.  Common Stock

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions, except per share amounts)
Numerator - net income	$415	$407	$1,482	$1,256
Denominator:
Weighted-average number of common shares outstanding - basic	419.3	417.4	415.6	416.7
Performance share awards, options, restricted stock and equity units(a)	2.4	2.4	2.4	2.4
Weighted-average number of common shares outstanding - assuming dilution	421.7	419.8	418.0	419.1
Earnings per share of common stock:
Basic	$0.99	$0.98	$3.57	$3.01
Assuming dilution	$0.98	$0.97	$3.55	$3.00
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

Common shares issuable pursuant to equity units and stock options, performance shares and restricted stock awards which were not included in the denominator above due to their antidilutive effect were approximately 3.2 million and 14.6 million for the three months ended September 30, 2012 and 2011, respectively, and 9.9 million and 14.5 million for the nine months ended September 30, 2012 and 2011, respectively.

8.  Debt

Long-term debt issuances and borrowings by subsidiaries of NEE during the nine months ended September 30, 2012 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - September 2012	NEECH and NEER subsidiary	Canadian revolving credit facilities	Variable	(a)	$146	2013
January - September 2012	NEER subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	$247	2030
January - September 2012	NEER subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)	$48	2015
January - September 2012	NEECH and NEER subsidiary	Euro denominated revolving loan	Variable	(a)	$81	2014
January - August 2012	Lone Star Transmission, LLC	Senior secured limited-recourse loan	Variable	(a)	$150	2016
March 2012	NEECH	Junior subordinated debentures	5.70%		$400	2072
May 2012	NEECH	Debentures related to NEE's equity units	1.70%		$600	2017
May 2012	FPL	First mortgage bonds	4.05%		$600	2042
June 2012	NEECH	Junior subordinated debentures	5.625%		$350	2072
July 2012	NEER subsidiary	Limited-recourse term loan	Variable	(a)(b)	$99	2015
September 2012	NEECH	Debentures related to NEE's equity units	1.60%		$650	2017
September 2012	NEECH	Debentures	1.20%		$500	2015
September 2012	NEER subsidiary	Canadian senior secured limited-recourse notes	4.881%		$176	2031
September 2012	NEER subsidiary	Senior secured limited-recourse loan	Variable	(a)(b)	$232	2030
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements were entered into with respect to these issuances.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In May 2012, NEE sold $600 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series E Debenture due June 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than June 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $64.35 to $77.22.  If purchased on the final settlement date, as of September 30, 2012, the number of shares issued would (subject to antidilution adjustments) range from 0.7770 shares if the applicable market value of a share of common stock is less than or equal to $64.35, to 0.6475 shares if the applicable market value of a share is equal to or greater than $77.22, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending May 27, 2015.  Total annual distributions on the equity units will be at the rate of 5.599%, consisting of interest on the debentures (1.70% per year) and payments under the stock purchase contracts (3.899% per year).  The interest rate on the debentures is expected to be reset on or after December 1, 2014.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

Also, in May 2012, a remarketing of $350 million aggregate principal amount of Series C Debentures due June 1, 2014 (Debentures) issued by NEECH was successfully completed.  The Debentures were originally issued in May 2009 as components of NEE's equity units (2009 equity units).  The Debentures are fully and unconditionally guaranteed by NEE.  In connection with the remarketing of the Debentures, the annual interest rate on the Debentures was reset to 1.611% and interest is payable semi-annually on June 1 and December 1, beginning June 1, 2012. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the 2009 equity units, on June 1, 2012, NEE issued 5,400,500 shares of common stock in exchange for $350 million.

In September 2012, NEE sold $650 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series F Debenture due September 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $67.15 to $80.58.  If purchased on the final settlement date, as of September 30, 2012, the number of shares issued would (subject to antidilution adjustments) range from 0.7446 shares if the applicable market value of a share of common stock is less than or equal to $67.15, to 0.6205 shares if the applicable market value of a share is equal to or greater than $80.58, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2015.  Total annual distributions on the equity units will be at the rate of 5.889%, consisting of interest on the debentures (1.60% per year) and payments under the stock purchase contracts (4.289% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2015.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2012, estimated capital expenditures for the remainder of 2012 through 2016 were as follows:

	Remainder of 2012	2013	2014	2015	2016	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$500	$770	$770	$295	$120	$2,455
Existing	190	645	655	550	440	2,480
Transmission and distribution	215	690	690	660	705	2,960
Nuclear fuel	70	125	205	245	245	890
General and other	45	190	120	80	85	520
Total	$1,020	$2,420	$2,440	$1,830	$1,595	$9,305
NEER:
Wind(d)	$740	$285	$25	$5	$5	$1,060
Solar(e)	390	670	160	5	—	1,225
Nuclear(f)	95	315	280	285	325	1,300
Other(g)	85	200	120	135	60	600
Total	$1,310	$1,470	$585	$430	$390	$4,185
Corporate and Other(h)	$115	$115	$45	$45	$45	$365
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $24 million, $82 million, $53 million, $48 million and $27 million in 2012 to 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $24 million, $42 million and $12 million in 2012 to 2014, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for planned new wind projects and related transmission totaling approximately 1,500 mw, including approximately 150 mw in Canada, that have received applicable internal approvals.  Excludes new Canadian wind projects requiring internal approvals with generation totaling approximately 470 mw in 2014 and 2015, with an estimated cost of approximately $1.3 billion to $1.5 billion.

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

(f)	Includes nuclear fuel.

(g)	Consists of capital expenditures that have received applicable internal approvals.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC of approximately $9 million and $14 million in 2012 and 2013, respectively.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 mw annually through 2015 and 375 mw annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NEER has entered into contracts primarily for the purchase of wind turbines and towers, solar reflectors, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from December 2012 through 2030, approximately $1.7 billion of which is included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from December 2012 through 2033.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The transmission business included in Corporate and Other has entered into contracts primarily for development and construction activities relating to Lone Star's transmission line and other associated facilities, all of which is included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of September 30, 2012 were estimated as follows:

	Remainder of 2012	2013	2014	2015	2016	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$75	$270	$275	$280	$245	$2,415
JEA and Southern subsidiaries	$60	$230	$220	$195	$70	$155
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$495	$1,580	$1,065	$570	$535	$6,935
Coal(b)	$25	$90	$35	$5	$5	$—
NEER	$610	$690	$235	$85	$105	$600
Corporate and Other(c)	$65	$30	$10	$15	$15	$20
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $129 million and $128 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $391 million and $383 million for the nine months ended September 30, 2012 and 2011, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $110 million and $135 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $232 million and $348 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes an approximately $68 million commitment to invest in clean power and technology businesses through 2017.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NEER Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NEER Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of energy and renewable energy credits each year during the period from 2002 through 2005 and that the NEER Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million plus attorneys' fees, costs and interest.  Following a jury trial in 2007, among other findings, both TXU and the NEER Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damage clause.  The appellate court ordered that the case be remanded back to the trial court for further proceedings to determine the amount of damages payable by the NEER Affiliates.  The NEER Affiliates filed a motion for rehearing of the appellate court’s decision, which motion was denied, and in April 2011 filed a petition for review of the appellate court decision with the Texas Supreme Court.  In February 2012, the Texas Supreme Court granted the petition for review and oral arguments were heard in October 2012.

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

	Three Months Ended September 30,
	2012					2011
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$2,975	$808		$60	$3,843	$3,152	$1,172		$58		$4,382
Operating expenses	$2,256	$785		$53	$3,094	$2,496	$920		$55		$3,471
Net income	$392	$44	(b)	$(21)	$415	$347	$67	(b)	$(7)	(c)	$407

	Nine Months Ended September 30,
	2012					2011
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$7,778	$2,929		$174	$10,881	$8,200	$3,110		$166		$11,476
Operating expenses	$5,916	$2,201		$149	$8,266	$6,566	$2,520	(d)	$144		$9,230
Net income	$984	$516	(b)	$(18)	$1,482	$852	$371	(b)(e)	$33	(c)(f)	$1,256

	September 30, 2012				December 31, 2011
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$34,120	$25,761	$2,168	$62,049	$31,816	$23,459	$1,913	$57,188
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)
See Note 5 for a discussion of NEER's tax benefits related to PTCs. 2011 includes after-tax loss on natural gas-fired generating assets held for sale of $91 million.  See Note 3 - Nonrecurring Fair Value Measurements.

(c)	Includes after-tax loss on natural gas-fired generating assets held for sale of $6 million. See Note 3 - Nonrecurring Fair Value Measurements.

(d)	Includes impairment charges of approximately $51 million. See Note 3 - Nonrecurring Fair Value Measurements.

(e)	Includes after-tax impairment charges of approximately $31 million. See Note 3 - Nonrecurring Fair Value Measurements.

(f)	Includes the state deferred income tax benefit of approximately $64 million. See Note 5.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$871	$2,972	$3,843	$—	$1,232	$3,150	$4,382
Operating expenses	(5)	(836)	(2,253)	(3,094)	(4)	(973)	(2,494)	(3,471)
Interest expense	(2)	(155)	(102)	(259)	(3)	(164)	(98)	(265)
Equity in earnings of subsidiaries	416	—	(416)	—	416	—	(416)	—
Other income (deductions) - net	4	61	14	79	1	(86)	4	(81)
Income (loss) before income taxes	413	(59)	215	569	410	9	146	565
Income tax expense (benefit)	(2)	(82)	238	154	3	(60)	215	158
Net income (loss)	$415	$23	$(23)	$415	$407	$69	$(69)	$407

	Nine Months Ended September 30,
	2012				2011
	NEE(Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE(Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$3,112	$7,769	$10,881	$—	$3,285	$8,191	$11,476
Operating expenses	(13)	(2,346)	(5,907)	(8,266)	(11)	(2,662)	(6,557)	(9,230)
Interest expense	(8)	(479)	(308)	(795)	(10)	(486)	(279)	(775)
Equity in earnings of subsidiaries	1,480	—	(1,480)	—	1,214	—	(1,214)	—
Other income (deductions) - net	5	180	30	215	1	40	17	58
Income (loss) before income taxes	1,464	467	104	2,035	1,194	177	158	1,529
Income tax expense (benefit)	(18)	(29)	600	553	(62)	(185)	520	273
Net income (loss)	$1,482	$496	$(496)	$1,482	$1,256	$362	$(362)	$1,256
————————————
(a)  Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$386	$(6)	$6	$386	$178	$(160)	$160	$178

	Nine Months Ended September 30,
	2012				2011
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$1,417	$437	$(437)	$1,417	$976	$76	$(76)	$976
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2012				December 31, 2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$31	$25,778	$37,621	$63,430	$31	$22,351	$35,170	$57,552
Less accumulated depreciation and amortization	(6)	(4,817)	(10,914)	(15,737)	(3)	(4,143)	(10,916)	(15,062)
Total property, plant and equipment - net	25	20,961	26,707	47,693	28	18,208	24,254	42,490
CURRENT ASSETS
Cash and cash equivalents	1	226	19	246	1	339	37	377
Receivables	112	1,090	920	2,122	84	1,026	692	1,802
Other	5	1,003	1,061	2,069	5	1,075	1,613	2,693
Total current assets	118	2,319	2,000	4,437	90	2,440	2,342	4,872
OTHER ASSETS
Investment in subsidiaries	15,858	—	(15,858)	—	14,879	—	(14,879)	—
Other	745	4,783	4,391	9,919	513	4,849	4,464	9,826
Total other assets	16,603	4,783	(11,467)	9,919	15,392	4,849	(10,415)	9,826
TOTAL ASSETS	$16,746	$28,063	$17,240	$62,049	$15,510	$25,497	$16,181	$57,188
CAPITALIZATION
Common shareholders' equity	$15,886	$3,784	$(3,784)	$15,886	$14,943	$4,030	$(4,030)	$14,943
Long-term debt	—	15,082	7,632	22,714	—	13,327	7,483	20,810
Total capitalization	15,886	18,866	3,848	38,600	14,943	17,357	3,453	35,753
CURRENT LIABILITIES
Debt due within one year	—	2,712	924	3,636	—	1,778	379	2,157
Accounts payable	—	522	672	1,194	—	512	679	1,191
Other	289	1,410	1,346	3,045	250	1,520	1,601	3,371
Total current liabilities	289	4,644	2,942	7,875	250	3,810	2,659	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	495	1,190	1,685	—	466	1,145	1,611
Accumulated deferred income taxes	67	1,273	4,826	6,166	68	1,376	4,237	5,681
Other	504	2,785	4,434	7,723	249	2,488	4,687	7,424
Total other liabilities and deferred credits	571	4,553	10,450	15,574	317	4,330	10,069	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$16,746	$28,063	$17,240	$62,049	$15,510	$25,497	$16,181	$57,188
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2012				2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$662	$878	$1,617	$3,157	$979	$1,071	$1,067	$3,117
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(3,492)	(3,197)	(6,689)	(16)	(1,950)	(2,351)	(4,317)
Capital contribution to FPL	(240)	—	240	—	(310)	—	310	—
Cash grants under the Recovery Act	—	105	—	105	—	301	202	503
Change in loan proceeds restricted for construction	—	212	—	212	—	(596)	—	(596)
Other - net	—	(59)	(70)	(129)	16	4	(32)	(12)
Net cash used in investing activities	(240)	(3,234)	(3,027)	(6,501)	(310)	(2,241)	(1,871)	(4,422)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	3,632	594	4,226	—	2,669	248	2,917
Retirements of long-term debt	—	(1,272)	(49)	(1,321)	—	(1,643)	(45)	(1,688)
Proceeds from sale of differential membership interests	—	414	—	414	—	210	—	210
Net change in short-term debt	—	254	142	396	—	639	307	946
Issuances of common stock	386	—	—	386	39	—	—	39
Dividends on common stock	(752)	—	—	(752)	(689)	—	—	(689)
Other - net	(56)	(785)	705	(136)	(19)	(377)	304	(92)
Net cash provided by (used in) financing activities	(422)	2,243	1,392	3,213	(669)	1,498	814	1,643
Net increase (decrease) in cash and cash equivalents	—	(113)	(18)	(131)	—	328	10	338
Cash and cash equivalents at beginning of period	1	339	37	377	—	282	20	302
Cash and cash equivalents at end of period	$1	$226	$19	$246	$—	$610	$30	$640
————————————

(a)	Represents FPL and consolidating adjustments.

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

	Net Income		Earnings Per Share, assuming dilution		Net Income		Earnings Per Share, assuming dilution
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(millions, except per share amounts)
FPL	$392	$347	$0.93	$0.83	$984	$852	$2.35	$2.03
NEER(a)	44	67	0.10	0.16	516	371	1.23	0.89
Corporate and Other	(21)	(7)	(0.05)	(0.02)	(18)	33	(0.03)	0.08
NEE	$415	$407	$0.98	$0.97	$1,482	$1,256	$3.55	$3.00
____________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

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

Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges (as described below), other than temporary impairment (OTTI) losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals) and, for 2011, the after-tax loss on natural gas-fired generating assets held for sale.

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

In the third quarter of 2011, a subsidiary of NEER entered into an agreement to sell its ownership interest in four natural gas-fired generating plants with a total generating capacity of 2,152 mw.  In connection with the agreement to sell, during the three and nine months ended September 30, 2011, a loss of approximately $148 million ($97 million total after-tax with $91 million of this after-tax loss recorded by NEER) was recorded in NEE's condensed consolidated statements of income, which due to its nature and significance, was excluded from adjusted earnings.  See Note 3 - Nonrecurring Fair Value Measurements.  The sale of the four natural gas-fired generating plants discussed above and the sale of one additional natural gas-fired generating plant were completed in the fourth quarter of 2011.

The following table provides details of the adjustments considered in computing adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Net unrealized mark-to-market after-tax losses from non-qualifying hedge activity(a)	$(130)	$(38)	$(28)	$(85)
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$13	$(9)	$30	$(5)
After-tax loss on natural gas-fired generating assets held for sale(b)	$—	$(97)	$—	$(97)
____________________

(a)
For the three and nine months ended September 30, 2012, $131 million and $31 million, respectively, of losses are included in NEER's net income; the balance is included in Corporate and Other.  For the three and nine months ended September 30, 2011, $37 million and $84 million, respectively, of losses are included in NEER's net income; the balance is included in Corporate and Other.

(b)	$91 million is included in NEER's net income; the balance is included in Corporate and Other.

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

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended September 30, 2012 and 2011 was $415 million and $407 million, respectively, an increase of $8 million, and reflects the following:

•
higher results at FPL of $45 million primarily due to investments in plant in service which resulted in higher use of FPL's surplus depreciation credit, as permitted under the terms of the stipulation and settlement agreement regarding FPL's base rates (2010 rate agreement), to earn an 11% return on common equity as determined for regulatory purposes (regulatory ROE) in 2012, higher cost recovery clause results and a higher equity component of AFUDC (AFUDC - equity), partly offset by,

•
lower results at NEER of $23 million primarily due to higher net unrealized mark-to-market losses from non-qualifying hedge activity and lower results from the existing asset portfolio, partly offset by the absence of a loss recorded in the prior year on natural gas-fired generating assets held for sale and improved results from the customer supply and proprietary power and gas trading businesses, and

•	lower results at Corporate and Other of $14 million primarily due to an impairment charge on an early stage technology investment.

NEE's net income for the nine months ended September 30, 2012 and 2011 was $1,482 million and $1,256 million, respectively, an increase of $226 million, and reflects the following:

•	higher results at FPL of $132 million primarily due to the reasons discussed above for the quarter, and

•
higher results at NEER of $145 million primarily due to the absence of a loss recorded in the prior year on natural gas-fired generating assets held for sale, lower net unrealized mark-to-market losses from non-qualifying hedge activity and higher results from new investments, offset in part by lower results from the existing asset portfolio, partly offset by,

•
lower results at Corporate and Other of $51 million primarily due to lower consolidating income tax adjustments reflecting the absence of the state deferred income tax benefit recorded in 2011, higher interest expense and the impairment charge on an early stage technology investment.

NEE's effective income tax rates for the three and nine months ended September 30, 2012 were approximately 27% and 27%, respectively; NEE's effective income tax rates for the corresponding periods in 2011 were 28% and 18%.  These rates reflect the effect of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by the expiration of PTCs after ten years of production.  PTCs for the three and nine months ended September 30, 2012 were approximately $35 million and $147 million, respectively, and $45 million and $208 million for the comparable periods in 2011.  Deferred income tax benefits associated with convertible ITCs for the three and nine months ended September 30, 2012 were approximately $14 million and $37 million, respectively, and $9 million and $17 million for the comparable periods in 2011.  NEE's effective income tax rate for the nine months ended September 30, 2011 was also reduced by the approximately $64 million state deferred income tax benefit recorded at Corporate and Other and the $26 million state ITC benefit.  See Note 5.

FPL:  Results of Operations

FPL’s net income for the three months ended September 30, 2012 and 2011 was $392 million and $347 million, respectively, an increase of $45 million.  FPL’s net income for the nine months ended September 30, 2012 and 2011 was $984 million and $852 million, respectively, an increase of $132 million.  See Summary above for a discussion of the major drivers of these increases.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Retail base	$1,243	$1,263	$3,264	$3,261
Fuel cost recovery	1,131	1,312	2,916	3,421
Other cost recovery clauses and pass-through costs, net of any deferrals	536	514	1,416	1,346
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	65	63	182	172
Total	$2,975	$3,152	$7,778	$8,200

Retail Base

As permitted by the 2010 rate agreement, for the nine months ended September 30, 2012, FPL collected approximately $52 million in additional retail base revenues through the capacity clause related to the placement in service of West County Energy Center (WCEC) Unit No. 3 in May 2011.  Additional base revenues of approximately $7 million and $17 million were collected during the three and nine months ended September 30, 2012, respectively, related to new nuclear capacity which was placed in service in 2011, as permitted by the FPSC's nuclear cost recovery rule.

Retail Customer Usage and Growth
For the three months ended September 30, 2012, FPL experienced a 3.5% decrease in average usage per retail customer, reflecting weather and other factors, which decreased retail base revenues by approximately $36 million.  For the nine months ended September 30, 2012, FPL experienced a 2.6% decrease in average usage per retail customer, reflecting weather and other factors, which decreased retail base revenues by approximately $86 million.  Usage per retail customer for the three and nine months ended September 30, 2011 includes two extra days of sales after adjusting for a change in 2011 from a fiscal month to a calendar month.  For the three and nine months ended September 30, 2012, FPL experienced a 0.7% and 0.6% increase, respectively, in the average number of customer accounts, which increased retail base revenues by approximately $9 million and $20 million, respectively.

Cost Recovery Clauses

For the three months ended September 30, 2012 and 2011, cost recovery clauses contributed $42 million and $28 million, respectively, to FPL’s net income; the amounts for the nine months ended September 30, 2012 and 2011 were $113 million and $76 million, respectively.  The increase in cost recovery clause results was primarily due to a return related to additional nuclear capacity investments.  In 2012, it is expected that cost recovery clauses will contribute higher earnings for FPL primarily as a result of additional nuclear capacity investments.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in other operations and maintenance (O&M) and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.

Risk Management Fuel Procurement Program
FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL’s fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program was approximately $59 million and $502 million at September 30, 2012 and December 31, 2011, respectively.

The decrease in fuel cost recovery revenues for the three months ended September 30, 2012 is primarily due to a lower average fuel factor of approximately $158 million and lower energy sales of $23 million.  The decrease in fuel cost recovery revenues for the nine months ended September 30, 2012 is primarily due to a lower average fuel factor of approximately $442 million and lower energy sales of $63 million.  The change from December 31, 2011 to September 30, 2012 in deferred clause and franchise expenses and deferred clause and franchise revenues was approximately $115 million and positively affected NEE’s and FPL’s cash flows from operating activities for the nine months ended September 30, 2012.

Other Items Impacting FPL Results

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Fuel and energy charges during the period	$1,117	$1,249	$2,805	$3,363
Net collection of previously deferred retail fuel costs	9	55	101	42
Other, primarily capacity charges, net of any capacity deferral	154	175	395	449
Total	$1,280	$1,479	$3,301	$3,854

The decrease in fuel and energy charges for the three months ended September 30, 2012 reflects lower fuel and energy prices of $99 million and lower energy sales of $33 million.  The decrease in fuel and energy charges for the nine months ended September 30, 2012 reflects lower fuel and energy prices of $494 million and lower energy sales of $64 million.

O&M Expenses
FPL's O&M expenses increased $68 million for the nine months ended September 30, 2012, reflecting higher maintenance costs primarily due to the timing and extent of nuclear and fossil unit outages and higher insurance, restoration, tree trimming and employee-related costs.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Surplus depreciation (credit) reversal recorded under the 2010 rate agreement	$(33)	$47	$(363)	$(84)
Other depreciation and amortization recovered under base rates	254	239	756	699
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	33	13	103	38
Total	$254	$299	$496	$653

Under the terms of the 2010 rate agreement, FPL can vary the amount of surplus depreciation credit taken to earn up to an 11% regulatory ROE. The increase in surplus depreciation recorded under the 2010 rate agreement for the three and nine months ended September 30, 2012 enabled FPL to earn its 11% regulatory ROE, primarily as a result of increased plant investment. As of September 30, 2012, approximately $222 million of surplus depreciation credit remained available for use in 2012.  For the three months ended September 30, 2011, FPL was required to reverse $47 million of the surplus depreciation credit taken earlier in 2011 in order to comply with the 2010 rate agreement.  The increase in other depreciation and amortization expense recovered under base rates for the three and nine months ended September 30, 2012 is primarily due to higher plant in service balances.  The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and nine months ended September 30, 2012 is primarily due to true ups of prior year recoveries under the FPSC's nuclear cost recovery rule.

Interest Expense
The increase in interest expense for the three and nine months ended September 30, 2012 is primarily due to additional debt outstanding, partly offset by lower average interest rates and lower interest expense on customer deposits.

AFUDC - Equity
The increase in AFUDC - equity for the three and nine months ended September 30, 2012 is primarily due to additional AFUDC - equity on the Cape Canaveral and Riviera Beach modernization projects, partly offset for the nine months ended September 30, 2012 by the absence of AFUDC - equity on WCEC Unit No. 3, which was placed in service in May 2011.

FPL Rate Case

In March 2012, FPL filed a petition with the FPSC requesting, among other things, a base rate increase, on an annualized basis, of approximately $517 million effective January 2013 and an additional approximately $174 million commencing when FPL's modernized Cape Canaveral power plant becomes operational, which is expected to occur in June 2013.  FPL's requested increases are based on an allowed regulatory ROE of 11.50%, with a range of plus or minus 100 basis points, consisting of a base ROE of 11.25% and a 0.25% ROE performance adder conditioned on FPL maintaining the lowest typical residential customer bill among all the electric utilities in Florida based on a twelve-month average.  Additionally, FPL's petition proposed the continuation of the mechanism for recovery of future storm restoration costs provided under the 2010 rate agreement.  Hearings on the base rate proceeding were held during the third quarter of 2012.  The FPSC decision on this matter is pending the FPSC's decision on the proposed 2012 rate agreement described below.

In August 2012, FPL and several intervenors in FPL's base rate proceeding filed with the FPSC a joint motion for the FPSC to approve a stipulation and settlement signed by those parties (proposed 2012 rate agreement) that would resolve all matters in FPL's pending base rate proceeding.  Key elements of the proposed 2012 rate agreement, which would be effective from January 2013 through December 2016, include, among other things, the following:

•	New retail base rates and charges would be established resulting in an increase in retail base revenues of $378 million on an annualized basis commencing in January 2013.

•
FPL's allowed regulatory ROE would be 10.70%, with a range of plus or minus 100 basis points.  If FPL's earned regulatory ROE were to fall below 9.70%, FPL could seek retail base rate relief.  If the earned regulatory ROE were to rise above 11.70%, any party to the proposed 2012 rate agreement other than FPL could seek a review of FPL's retail base rates.

•
Retail base rates would be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera and Port Everglades) as each of the modernized units becomes operational (which is expected in 2013, 2014 and 2016, respectively).

•
Subject to certain conditions, FPL could amortize, over the term of the proposed 2012 rate agreement, any surplus depreciation reserve remaining at the end of 2012 plus a portion of FPL's fossil dismantlement reserve (collectively, the reserve) in an aggregate amount not to exceed $400 million, provided that in any year of the proposed 2012 rate agreement, FPL would amortize at least enough reserve to maintain a 9.70% earned regulatory ROE but would not amortize any reserve that would result in an earned regulatory ROE in excess of 11.70%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kwh of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs were to exceed $800 million in any given calendar year, FPL could request an increase to the $4 surcharge to recover the amount above $800 million.

The proposed 2012 rate agreement is subject to FPSC approval. The State of Florida Office of Public Counsel opposes the proposed 2012 rate agreement and has petitioned the Florida Supreme Court to require the FPSC to terminate its consideration of the agreement. Hearings on the proposed 2012 rate agreement are scheduled for November 19-21, 2012.  The FPSC is expected to rule on that agreement by the end of 2012.

Major Capital Projects

In April 2012, the FPSC issued an order approving the modernization of FPL's Port Everglades power plant to a high-efficiency natural gas-fired approximately 1,280 mw unit, which is expected to be in service in mid-2016.  In May 2012, the Florida Industrial Power Users Group appealed the FPSC's order, which appeal will be heard by the Florida Supreme Court.  In addition, FPL is in the process of adding at least 526 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point. The additional capacity is expected to be in service by the second quarter of 2013.

NEER: Results of Operations

NEER’s net income for the three months ended September 30, 2012 and 2011 was $44 million and $67 million, respectively, a decrease of $23 million.  NEER’s net income for the nine months ended September 30, 2012 and 2011 was $516 million and $371 million, respectively, an increase of $145 million.  The primary drivers, on an after-tax basis, of these changes were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(millions)
New investments(a)	$24	$67
Existing assets:(a)
Wind	(6)	(77)
Merchant	(43)	(59)
Contracted	(38)	(38)
Total existing assets	(87)	(174)
Gas infrastructure(b)	(26)	8
Customer supply and proprietary power and gas trading businesses(b)	56	47
Impairment charges in 2011	—	31
Interest expense, differential membership costs and other	(9)	(13)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(94)	53
Loss on natural gas-fired generating assets held for sale(e)	91	91
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	22	35
Net income increase (decrease)	$(23)	$145
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

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

(e)	See Note 3 - Nonrecurring Fair Value Measurements for additional information.

New Investments

Results from new investments for the three months ended September 30, 2012 reflect the following:

•	the addition of approximately 486 mw of wind and 45 mw of solar generation during or after the three months ended September 30, 2011, and

•	higher deferred income tax benefits associated with convertible ITCs of approximately $5 million.

Results from new investments for the nine months ended September 30, 2012 reflect the following:

•	the addition of approximately 556 mw of wind and 45 mw of solar generation during or after the nine months ended September 30, 2011, and

•	higher deferred income tax benefits associated with convertible ITCs of approximately $20 million, partly offset by,

•
lower after-tax benefits associated with convertible ITCs of $9 million from the sale of membership interests where the investors elected to receive the convertible ITCs related to the underlying wind project; the pretax amount of such benefit is reflected in taxes other than income taxes and other in NEE's condensed consolidated statements of income for the nine months ended September 30, 2011.

Existing Assets

Wind
For the three months ended September 30, 2012, results from NEER's existing wind asset portfolio decreased primarily due to the roll off of PTCs on certain wind projects after ten years of production (PTC roll off).  For the nine months ended September 30, 2012, results from NEER's existing wind asset portfolio decreased due to the absence of approximately $33 million of state ITC benefit recorded in the prior period and $35 million of PTC roll off, with the balance primarily attributable to a lower wind resource.

Merchant
For the three months ended September 30, 2012, results from NEER's existing merchant asset portfolio decreased primarily due to:

•
lower results at Seabrook of approximately $13 million primarily due to reduced capacity, lower priced hedges and higher O&M and depreciation expenses, partly offset by higher gains on decommissioning funds,

•	lower results of $25 million in the Electric Reliability Council of Texas (ERCOT) region primarily due to market conditions as the prior year benefited from high market prices in August 2011, and

•	lower hydro results of $4 million primarily due to a lower water resource and lower priced hedges.

For the nine months ended September 30, 2012, results from NEER's existing merchant asset portfolio decreased primarily due to:

•
lower results at Seabrook of approximately $24 million primarily due to reduced capacity, lower priced hedges, lower gains on decommissioning funds and higher depreciation expense, partly offset by the absence of an extended refueling outage that occurred in 2011,

•	lower results of $24 million in the ERCOT region primarily due to market conditions as the prior year benefited from high market prices in August 2011, and

•	lower hydro results of $14 million primarily due to lower priced hedges and a lower water resource.

Contracted
For the three months ended September 30, 2012, results from NEER's existing contracted asset portfolio decreased primarily due to:

•
the absence of earnings of approximately $25 million from certain natural gas-fired generating plants which were sold in the fourth quarter of 2011 (see Note 3 - Nonrecurring Fair Value Measurements), and

•
lower results of $8 million at the Point Beach Nuclear Power Plant (Point Beach) primarily due to lower gains on decommissioning funds and higher O&M and depreciation expenses, partly offset by a higher contract price and the addition of approximately 83 mw of capacity which was completed in December 2011.

For the nine months ended September 30, 2012, results from NEER's existing contracted asset portfolio decreased primarily due to:

•	the absence of earnings of approximately $34 million from the natural gas-fired generating plants which were sold in the fourth quarter of 2011, and

•
lower results of $19 million related to the expiration of power sales agreements at certain joint venture projects, which is reflected in equity in earnings of equity method investees in NEE's condensed consolidated statements of income, partly offset by,

•
higher results of $14 million at Point Beach primarily due to the absence of a planned outage in the prior year and the addition of 167 mw of capacity, approximately one-half of which was completed in June 2011 and the other half of which was completed in December 2011, partly offset by higher O&M and depreciation expenses.

Gas Infrastructure

The decrease in gas infrastructure results for the three months ended September 30, 2012 reflects the absence of gains from exiting the hedged positions on a number of future gas production opportunities in 2011, partly offset by income from additional production in 2012.  The increase in gas infrastructure results for the nine months ended September 30, 2012 is primarily due to gains from exiting the hedged positions on a number of future gas production opportunities in the first quarter of 2012 and income from additional production, partly offset by the absence of gains from exiting the hedged positions on a number of future gas production opportunities which occurred in the third quarter of 2011.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses for the three and nine months ended September 30, 2012 increased primarily due to improved market conditions in the third quarter of 2012.  Results for the nine-month period were partly offset by lower power and gas trading results and a decline in full requirement results as a result of warmer weather in the Northeast.

Impairment Charges in 2011

Impairment charges taken in the prior year-to-date period relate to the write down to fair value of certain wind and oil-fired generation assets deemed to be unrecoverable, resulting in an impairment charge of $51 million which is recorded as a separate line item in NEE's condensed consolidated statements of income for the nine months ended September 30, 2011.  The after-tax amount of the impairment charge reduced NEER's results for the nine months ended September 30, 2011 by $31 million.  See Note 3 - Nonrecurring Fair Value Measurements.

Interest Expense, Differential Membership Costs and Other

For the three and nine months ended September 30, 2012, interest expense, differential membership costs and other reflects higher costs primarily due to growth of the business, partly offset for the nine-month period by a gain related to an investment previously accounted for under the equity method in which NEER obtained a controlling interest.

Other Factors

In addition to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2012 decreased $364 million primarily due to:

•	the absence of revenues of approximately $159 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011,

•	unrealized mark-to-market losses of $161 million from non-qualifying hedges compared to $32 million of such losses in 2011, and

•	unfavorable market conditions primarily in the ERCOT and New England Power Pool (NEPOOL) regions and lower revenues at NextEra Energy Power Marketing, LLC (PMI) (collectively, $156 million), partly offset by,

•	higher revenues of $11 million at NEER's contracted nuclear facilities primarily due to favorable contract pricing and the addition of capacity at Point Beach, and

•	higher revenues of $52 million from new investments.

Operating revenues for the nine months ended September 30, 2012 decreased $181 million primarily due to:

•	the absence of revenues of approximately $402 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011, and

•	unfavorable market conditions in the ERCOT and NEPOOL regions and lower revenues at PMI and the existing wind projects (collectively, $98 million), partly offset by,

•	higher revenues from new investments of $147 million,

•
higher revenues of $92 million at NEER's contracted nuclear facilities primarily due to the absence of a 2011 planned outage, the addition of capacity at Point Beach and favorable contract pricing, and

•	unrealized mark-to-market gains of $62 million from non-qualifying hedges compared to $13 million of losses on such hedges in 2011.

Operating Expenses
Operating expenses for the three months ended September 30, 2012 decreased $135 million primarily due to the absence of operating expenses associated with five natural gas-fired generating plants sold in the fourth quarter of 2011.

Operating expenses for the nine months ended September 30, 2012 decreased $319 million primarily due to:

•	the absence of operating expenses associated with five natural gas-fired generating plants sold in the fourth quarter of 2011, and

•	the absence of the $51 million impairment charge recorded in 2011.

Interest Expense
NEER's interest expense for the three and nine months ended September 30, 2012 decreased $16 million and $34 million, respectively, primarily due to lower average interest rates.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE’s condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes.  Also see Summary above and Note 5 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs.

Wind and Solar Construction

NEER plans to add approximately 1,500 mw of new U.S. wind generation in 2012, including 257 mw added through September 30, 2012, 100 mw of new U.S. wind generation in 2013 and approximately 600 mw of new wind generation in Canada between 2012 and 2015.  NEER plans to add approximately 900 mw of new solar generation during the period 2012 through 2016, including 40 mw acquired in the first quarter of 2012.

In its development and operation of U.S. wind generation facilities, NEER depends heavily on the federal PTC, which currently provides an income tax credit for the production of electricity from utility-scale wind turbines for the first ten years of commercial operation.  This incentive was created under the Energy Policy Act of 1992 and is set to expire such that it will not apply to new wind projects that first achieve commercial operation after December 31, 2012.  Wind and solar project developers also can choose to receive a 30% ITC, which would be in place of the PTC in the case of wind projects.  To be eligible, a project must achieve commercial operation before 2013 in the case of wind and before 2017 in the case of solar.  For projects placed in service before 2013 in the case of wind or before 2017 in the case of solar, in each case at which construction began before the end of 2011, developers can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC.  Any failure to renew the PTC or adopt other legislation conducive to the economic development of wind and solar generation facilities in the U.S. could impede NEER's ability to economically develop wind and solar energy projects in the U.S. and could have a material adverse effect on NEE's business, financial condition, results of operations and prospects. Any renewal or new conducive legislative actions are currently uncertain.

In addition, Spain is considering the imposition of new taxes on energy generation and other changes to the economic framework of renewable energy projects, including the 99.8 mw of solar thermal facilities that NEER is constructing in Spain.  If the proposed legislation were enacted into law, management believes that it would result in reduced project returns and the need to contribute additional equity in the project, neither of which is expected to have a significant effect on NEE's business, financial condition, results of operations and prospects.  The economic and operational impact to NEER's project will depend on the structure of the final legislation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Interest expense, net of allocations to NEER	$(24)	$(19)	$(68)	$(51)
Interest income	10	9	27	24
Federal and state income tax benefits	4	(1)	18	40
Other	(11)	4	5	20
Net income (loss)	$(21)	$(7)	$(18)	$33

The increase in interest expense, net of allocations to NEER, for the three- and nine-month periods reflects a lower allocation of interest costs to NEER, as NEER has obtained additional project-specific financing, and higher debt outstanding, partly offset by lower average interest rates.  The federal and state income tax benefits reflect consolidating income tax adjustments and, for the three and nine months ended September 30, 2011, include an approximately $6 million expense associated with the loss on natural gas-fired generating assets held for sale.  Also, federal and state income tax benefits for the nine months ended September 30, 2011 include the state deferred income tax benefit of approximately $64 million related to state tax law changes in 2011.  Other includes all other corporate income and expenses, as well as other business activities.  The decline in other for the three and nine months ended September 30, 2012 is primarily due to a $13 million after-tax impairment charge on an early stage technology investment; the pretax amount ($20 million) of such impairment is reflected in other - net in NEE's condensed consolidated statements of income.

Lone Star Rate Case

In October 2012, the Public Utility Commission of Texas (PUCT) reached a decision in Lone Star's initial rate case proceeding.  The PUCT decision was to approve an annual revenue requirement for approximately $50 million of capital investment and O&M expenses.  The annual revenue requirement reflects, among other things, an equity ratio of 40% and an allowed regulatory ROE of 9.6%.  The remaining capital investment will be included in rates through an interim rate adjustment mechanism.  In addition, Lone Star must file a general rate case, with a full 12-month historical test year, within four months of having 12 months of historical operating data, which is expected to occur in the second or third quarter of 2014.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the nine months ended September 30, 2012 and 2011 were as follows:

	NEE		FPL
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(millions)
Sources of cash:
Cash flows from operating activities	$3,157	$3,117	$2,302	$1,748
Long-term borrowings and change in loan proceeds restricted for construction	4,438	2,321	594	248
Proceeds from the sale of differential membership interests, net of payments to investors	361	210	—	—
Capital contribution from NEE	—	—	240	310
Cash grants under the Recovery Act	105	503	—	202
Issuances of common stock - net	386	39	—	—
Net increase in short-term debt	396	946	142	307
Other sources - net	15	91	36	42
Total sources of cash	8,858	7,227	3,314	2,857
Uses of cash:
Capital expenditures and independent power and other investments and nuclear fuel purchases	(6,689)	(4,317)	(3,198)	(2,351)
Retirements of long-term debt	(1,321)	(1,688)	(50)	(45)
Dividends	(752)	(689)	—	(400)
Repurchases of common stock	(19)	—	—	—
Other uses - net	(208)	(195)	(82)	(51)
Total uses of cash	(8,989)	(6,889)	(3,330)	(2,847)
Net increase (decrease) in cash and cash equivalents	$(131)	$338	$(16)	$10

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	(millions)
FPL:
Generation:
New	$1,852	$943
Existing	428	595
Transmission and distribution	692	566
Nuclear fuel	137	223
General and other	57	169
Other, primarily the exclusion of AFUDC - equity and change in accrued property additions	32	(145)
Total	3,198	2,351
NEER:
Wind	1,498	637
Solar	929	317
Nuclear, including nuclear fuel	203	479
Other	460	329
Total	3,090	1,762
Corporate and Other	401	204
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$6,689	$4,317

Liquidity

At September 30, 2012, NEE's total net available liquidity was approximately $5.5 billion, of which FPL's portion was approximately $2.8 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2012:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,014	$4,569	$7,583	(b)	(b)
Less letters of credit	(3)	(1,207)	(1,210)
	3,011	3,362	6,373

Revolving credit facility	235	—	235	2014
Less borrowings	—	—	—
	235	—	235

Letter of credit facility(c)	—	200	200		2015
Less letters of credit	—	—	—
	—	200	200

Subtotal	3,246	3,562	6,808

Cash and cash equivalents	20	226	246
Less commercial paper and short-term debt	(472)	(1,102)	(1,574)
Net available liquidity	$2,794	$2,686	$5,480
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

(c)	Only available for the issuance of letters of credit.

Additionally, at September 30, 2012, certain subsidiaries of NEE had credit or loan facilities with available liquidity as follows:

	Original Amount	Amount Remaining Available at September 30, 2012	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and NEER:
Canadian bank revolving credit agreements(a)(b)	C$300	$2	Variable	2013	Canadian renewable generating assets
Revolving loan agreement(a)	€170	$92	Variable	2014	Construction of Spain solar project
NEER:
Senior secured limited-recourse loan agreement(c)(d)	€589	$233	Variable	2030	Construction of Spain solar project
Term loan facility(c)(d)	$150	$150	Variable	2019	Construction of Genesis solar project
Lone Star:
Senior secured limited-recourse loan agreement(c)(e)	$387	$129	Variable	2016	Construction of Lone Star transmission line and substations
_____________________

(a)
Includes, as a precondition to borrowing or issuing letters of credit, as well as default and related payment acceleration, provisions that require NEE's ratio of funded debt to total capitalization to not exceed a stated ratio.  Payment obligations are guaranteed by NEE pursuant to the 1998 guarantee agreement with NEECH.

(b)	Available for general corporate purposes; the current intent is for it to be used for the purchase, development, construction, and/or operation of Canadian renewable generating assets.

(c)
Includes default and related payment acceleration provisions for, among other things, failure to comply with certain covenants, including requirements that construction of the project must be completed by a certain date.

(d)
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

(e)
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

In October 2012, an indirect wholly-owned subsidiary of NEER (the borrower) and NEECH entered into a Canadian $150 million principal amount variable rate, bank revolving loan agreement maturing in October 2014, which amended an existing loan agreement that was scheduled to mature in March 2013. The loan agreement provides funding for the borrower's general corporate purposes, including funding loans to various affiliates for the purchase, development, construction, and/or operation of Canadian renewable generating assets.  NEECH has guaranteed the repayment of all borrowings and interest under the revolving loan agreement, which guarantee obligation is in turn guaranteed by NEE pursuant to a 1998 guarantee agreement with NEECH.  As a precondition to the borrower's ability to borrow under the terms of the revolving loan agreement, NEE must, among other things, maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The revolving loan agreement also contains default and related acceleration provisions for, among other things, a failure by NEE to satisfy the ratio requirement.  At October 25, 2012, approximately Canadian $119 million (approximately $121 million) of the funding commitment under the revolving loan agreement remains available.

An indirect wholly-owned subsidiary of NEER has experienced lower operating cash flows, primarily due to low energy prices in the Northeast, and is not expected to make an interest payment due in January 2013 on certain debt associated with a hydro project.  If the related debt agreement is not restructured and the interest payment is not made timely, the subsidiary could be in default and potentially face bankruptcy.  This potential default is not expected to have a material adverse effect on NEE's future financial results or operations.

Dodd-Frank Act

NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act and are implementing those rules that affect their businesses.  A number of rules have already been finalized and have become or will become effective over the next 12 months.  In July 2012, the U.S. Commodity Futures Trading Commission voted to finalize a rule related to the definition of a swap.  The effective date of this rule was October 12, 2012, resulting in formal effective dates for a number of other rules that are dependent on the definition of a swap over the next 12 months, including the reporting and recordkeeping obligations applicable to derivative end users such as NEE and FPL.  The implementation of these rules is not expected to have a material effect on NEE and FPL, however, it is expected to add cost and compliance risk related to hedging activities.  The rules related to collateral requirements have not been finalized.  If those rules, when finalized, require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially affected.

NEE and FPL cannot predict the impact these new rules will have on their ability to hedge their commodity and interest rate risks or on the OTC derivatives market as a whole, but management believes that they could potentially have a material effect on NEE's and FPL's risk exposure and financial results, as well as reduce market liquidity and further increase the cost of hedging activities.

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

At September 30, 2012, NEE had approximately $1.3 billion of standby letters of credit ($3 million for FPL), approximately $170 million of surety bonds ($54 million for FPL) and approximately $13.6 billion notional amount of guarantees and indemnifications ($22 million for FPL), of which approximately $8 billion ($10 million for FPL) letters of credit, guarantees and indemnifications have expiration dates within the next five years.  An aggregate of approximately $1.2 billion ($3 million for FPL) of the standby letters of credit at September 30, 2012 were issued under FPL’s and NEECH’s credit facilities.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at September 30, 2012, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2012, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of October 25, 2012, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of October 25, 2012, NEE and NEECH had approximately $2.2 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $150 million of board-authorized available capacity.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2012 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2012
Fair value of contracts outstanding at June 30, 2012	$113	$899	$4	$(302)	$714
Reclassification to realized at settlement of contracts	24	27	(2)	185	234
Inception value of new contracts	6	—	—	—	6
Net option premium purchases (issuances)	13	—	—	—	13
Changes in fair value excluding reclassification to realized	33	(254)	—	90	(131)
Fair value of contracts outstanding at September 30, 2012	189	672	2	(27)	836
Net margin cash collateral paid (received)					(120)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2012	$189	$672	$2	$(27)	$716

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2012
Fair value of contracts outstanding at December 31, 2011	$15	$720	$8	$(501)	$242
Reclassification to realized at settlement of contracts	49	(63)	(6)	560	540
Inception value of new contracts	6	2	—	—	8
Net option premium purchases (issuances)	(9)	1	—	—	(8)
Changes in fair value excluding reclassification to realized	128	12	—	(86)	54
Fair value of contracts outstanding at September 30, 2012	189	672	2	(27)	836
Net margin cash collateral paid (received)					(120)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2012	$189	$672	$2	$(27)	$716

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2012 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2012
(millions)
Current derivative assets	$456
Noncurrent derivative assets	875
Current derivative liabilities	(384)
Noncurrent derivative liabilities	(231)
NEE's total mark-to-market energy contract net assets	$716

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2012 were as follows:

	Maturity
	2012	2013	2014	2015	2016	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$15	$(79)	$4	$6	$—	$—	$(54)
Significant other observable inputs	(53)	47	5	22	30	29	80
Significant unobservable inputs	27	39	39	22	16	20	163
Total	(11)	7	48	50	46	49	189
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(3)	(2)	(2)	3	—	—	(4)
Significant other observable inputs	59	78	66	69	77	13	362
Significant unobservable inputs	13	1	26	37	40	197	314
Total	69	77	90	109	117	210	672
Owned Assets - OCI:
Quoted prices in active markets for identical assets	4	—	—	—	—	—	4
Significant other observable inputs	(2)	—	—	—	—	—	(2)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	2	—	—	—	—	—	2
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(110)	78	—	—	—	—	(32)
Significant unobservable inputs	1	3	1	—	—	—	5
Total	(109)	81	1	—	—	—	(27)
Total sources of fair value	$(49)	$165	$139	$159	$163	$259	$836

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2011 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2011
Fair value of contracts outstanding at June 30, 2011	$9	$352	$30	$(140)	$251
Reclassification to realized at settlement of contracts	(15)	(16)	(11)	85	43
Net option premium purchases (issuances)	(46)	—	—	—	(46)
Changes in fair value excluding reclassification to realized	22	(63)	—	(233)	(274)
Fair value of contracts outstanding at September 30, 2011	(30)	273	19	(288)	(26)
Net margin cash collateral paid (received)					90
Total mark-to-market energy contract net assets (liabilities) at September 30, 2011	$(30)	$273	$19	$(288)	$64

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2011
Fair value of contracts outstanding at December 31, 2010	$25	$422	$49	$(236)	$260
Reclassification to realized at settlement of contracts	(13)	(74)	(30)	248	131
Net option premium purchases (issuances)	(77)	—	—	—	(77)
Changes in fair value excluding reclassification to realized	35	(75)	—	(300)	(340)
Fair value of contracts outstanding at September 30, 2011	(30)	273	19	(288)	(26)
Net margin cash collateral paid (received)					90
Total mark-to-market energy contract net assets (liabilities) at September 30, 2011	$(30)	$273	$19	$(288)	$64

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2012 and December 31, 2011, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2011	$—	$2	$2	$38	$50	$25	$38	$50	$26
September 30, 2012	$—	$1	$1	$35	$70	$52	$35	$69	$51
Average for the nine months ended September 30, 2012	$—	$2	$2	$42	$60	$45	$42	$60	$45
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

The following are estimates of the fair value of NEE's and FPL's financial instruments:

	September 30, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,046	$2,046	(a)	$1,897	$1,897	(a)
Other investments:
Notes receivable	$500	$681	(b)	$503	$535	(b)
Debt securities	$115	$115	(a)	$89	$89	(a)
Long-term debt, including current maturities	$24,769	$27,674	(c)	$21,614	$23,699	(c)
Interest rate swaps - net unrealized losses	$(311)	$(311)	(d)	$(283)	$(283)	(d)
FPL:
Fixed income securities - special use funds	$1,609	$1,609	(a)	$1,499	$1,499	(a)
Long-term debt, including current maturities	$8,084	$9,984	(c)	$7,533	$9,078	(c)
————————————

(a)	Estimated using quoted market prices for these or similar issues.

(b)	Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

At September 30, 2012, the estimated fair value of NEE's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received	Estimated Fair Value
(millions)					(millions)
Fair value hedges - NEECH:
$250	May 2010	November 2013	Variable(a)	2.55%	$5
$400	August 2010	September 2015	Variable(b)	2.60%	15
$250	August 2011	June 2013	Variable(c)	5.35%	(2)
$500	August 2011	December 2015	Variable(d)	7.875%	1
$500	August 2011	March 2019	Variable(e)	6.00%	26
$400	August 2011	June 2021	Variable(f)	4.50%	28
Total fair value hedges					73
Cash flow hedges:
NEER:
$25	December 2003	December 2017	4.245%	Variable(g)	(3)
$8	April 2004	December 2017	3.845%	Variable(g)	(1)
$115	December 2005	November 2019	4.905%	Variable(g)	(13)
$285	January 2007	January 2022	5.390%	Variable(h)	(33)
$275	January 2009	December 2016	2.680%	Variable(g)	(18)
$124	January 2009(i)	December 2023	3.725%	Variable(g)	(5)
$78	January 2009	December 2023	2.578%	Variable(j)	(3)
$16	March 2009	December 2016	2.655%	Variable(g)	(1)
$7	March 2009(i)	December 2023	3.960%	Variable(g)	—
$266	May 2009	May 2017	3.015%	Variable(g)	(22)
$106	May 2009(i)	May 2024	4.663%	Variable(g)	(6)
$232	April 2010	January 2027	4.040%	Variable(h)	(38)
$264	October 2010	September 2028	2.822%	Variable(g)	(25)
$444	April 2011	December 2013	2.733%	Variable(k)	(17)
$758	April 2011(i)	June 2018	4.042%	Variable(l)	(82)
$627	April 2011(i)	December 2030	4.694%	Variable(l)	(64)
$60	August 2011	January 2016	(m)	Variable(g)	(1)
$209	December 2011	December 2029	2.275%	Variable(g)	(10)
$81	July 2012	December 2014	0.667%	Variable(g)	—
$220	September 2012(i)	December 2030	2.095%	Variable(g)	(5)
NEECH:
$250	October 2010(i)	June 2023	3.479%	Variable(g)	(37)
Total cash flow hedges					(384)
Total interest rate swaps					$(311)
————————————

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 0.4726%.

(b)	Three-month LIBOR plus 0.7980%.

(c)	Three-month LIBOR plus 4.8275%.

(d)	Three-month LIBOR plus 6.675%.

(e)	Three-month LIBOR plus 3.945%.

(f)	Three-month LIBOR plus 2.05%.

(g)	Three-month LIBOR.

(h)	Six-month LIBOR.

(i)	Exchange of payments does not begin until December 2016, December 2016, May 2017, December 2013, June 2018, December 2012 and June 2013, respectively.

(j)	Three-month Banker's Acceptance Rate.

(k)	One-month Euro Interbank Offered Rate (Euribor).

(l)	Six-month Euribor.

(m)	Rate varies over time from 0.4914% to 3.0048%.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,020 million ($459 million for FPL) at September 30, 2012.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,177 million and $1,970 million ($1,358 million and $1,238 million for FPL) at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $207 million ($131 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At September 30, 2012, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments.  At September 30, 2012 and December 31, 2011, the fair value of cross currency swaps was approximately $5 million and $18 million, respectively.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of September 30, 2012, approximately 95% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2012.

(b)	Changes in Internal Control over Financial Reporting

NEE and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout NEE and FPL.  However, there has been no change in NEE's or FPL's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during NEE's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NEE's or FPL's internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the March 2012 Form 10-Q and 2011 Form 10-K. The factors discussed in Part II, Item 1A. Risk Factors in the March 2012 Form 10-Q and in Part I, Item 1A. Risk Factors in the 2011 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered.  The risks described in the March 2012 Form 10-Q and 2011 Form 10-K are not the only risks facing NEE and FPL.  Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2012 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/12 - 7/31/12	—	$—	—	13,274,748
8/1/12 - 8/31/12	5,245	$69.23	—	13,274,748
9/1/12 - 9/30/12	530	$67.48	—	13,274,748
Total	5,775	$69.07	—
————————————

(a)
Includes: (1) in August 2012, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long-Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in September 2012, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - NEER - Generation and Other Operations - Nuclear Facilities in the 2011 Form 10-K.

NEER sells substantially all of its share of the output of Duane Arnold under a long-term contract which expires in February 2014.  In July 2012, NEER executed a long-term contract to sell all of its share of the output of Duane Arnold to Interstate Power & Light Company under a long-term contract from February 2014 through February 2025. The new contract is subject to the approval of the Iowa Utilities Board.

(ii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Air Interstate Rule (CAIR)/Cross-State Air Pollution Rule (CSAPR) in the 2011 Form 10-K.

In August 2012, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) vacated CSAPR and remanded it back to the U.S. Environmental Protection Agency (EPA) for further rulemaking.  The D.C. Circuit ordered that the EPA's CAIR remain in place until such time that the EPA promulgates a valid replacement.  The impact of complying with CAIR has not had and is not expected to have a significant effect on the financial results of NEE or FPL. Several petitioners, including the EPA, have filed for rehearing and the case is pending review by the D.C. Circuit, the timing and ultimate outcome of which is uncertain at this time.

(iii)	Reference is made to Item 2. Properties - Generating Facilities - FPL in the 2011 Form 10-K.

In the fourth quarter of 2012, FPL intends to begin retiring and dismantling Cutler Units Nos. 5 and 6, Sanford Unit No. 3 and Port Everglades Units Nos. 1 through 4.  At September 30, 2012, approximately $514 million and $445 million is included in plant in service and other property and accumulated depreciation and amortization, respectively, on FPL's balance sheets (electric utility plant in service and other property and accumulated depreciation and amortization, respectively, for NEE)  related to these three plants, of which $437 million and $377 million, respectively, relate to Port Everglades Units Nos. 1 through 4.  Upon retirement of each plant, FPL expects to reclassify the net book value of each plant to a regulatory asset and amortize it over a four-year period in accordance with the capital recovery schedule mechanism FPL is seeking in its current base rate proceeding.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Purchase Contract Agreement dated as of September 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 11, 2012, File No. 1-8841)
x
*4(b)
Pledge Agreement, dated as of September 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 11, 2012, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 11, 2012, creating the Series F Debentures due September 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated September 11, 2012, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 21, 2012, creating the 1.20% Debentures, Series due June 1, 2015 (filed as Exhibit 4 to Form 8-K dated September 21, 2012, File No. 1-8841)
x
4(e)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee
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

Date:	October 25, 2012

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