Form 10-K
period 2012-12-31
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2013-02-28
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates as of June 29, 2012 (based on the closing market price on the Composite Tape on June 29, 2012) was $28,982,338,359.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 29, 2012.
The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding as of January 31, 2013: 423,867,308 shares.
As of January 31, 2013, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy, Inc.'s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
capacity clause	capacity cost recovery clause, as established by the FPSC
CFTC	U.S. Commodity Futures Trading Commission
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
ISO	independent system operator
ITCs	investment tax credits
kw	kilowatt
kwh	kilowatt-hour(s)
Lone Star	Lone Star Transmission, LLC
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
mw	megawatt(s)
mwh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NERC	North American Electric Reliability Corporation
NHT	New Hampshire Transmission, LLC
Note __	Note __ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTCs	production tax credits
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
PV	photovoltaic
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
ROE	return on common equity
RPS	renewable portfolio standards
RTO	regional transmission organization
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
U.S.	United States of America
WCEC	FPL's West County Energy Center in western Palm Beach County, Florida

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as will, will result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEE's and/or FPL's operations and financial results, and could cause NEE's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEE and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

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

PART I

Item 1.  Business

OVERVIEW

NextEra Energy, Inc. (hereafter, NEE) is one of the largest electric power companies in North America, with over 42,000 mw of generating capacity in 26 states in the U.S. and 4 provinces in Canada, and employing approximately 14,800 people as of December 31, 2012.  NEE provides retail and wholesale electric services to nearly 5 million customers and owns generation, transmission and distribution facilities to support its services.  It also purchases electric power for resale to its customers and provides risk management services related to power and gas consumption for a limited number of customers.  NEE is the largest generator in North America of renewable energy from the wind and sun. NEE owns and operates approximately 17% of the installed base of U.S. wind power production capacity and operates approximately 14% of the installed base of U.S. utility-scale solar power production capacity as of December 31, 2012.  NEE also owns and operates one of the largest fleets of nuclear power stations in the U.S., with eight reactors at five sites located in four states, representing approximately 6% of U.S. nuclear power electric generating capacity as of December 31, 2012.  NEE's business strategy has emphasized the development, acquisition and operation of renewables, nuclear and natural gas-fired generation facilities in response to long-term federal policy trends supportive of zero and low air emissions sources of power.  NEE's generation fleet has significantly lower rates of emissions of CO2, SO2 and NOx than the average rates of the U.S. electric power industry with approximately 97% of its 2012 generation, measured by mwh produced, coming from renewables, nuclear and natural gas-fired facilities.  Certain environmental attributes of NEE's electric generating facilities, such as renewable energy credits, emissions reductions, offsets, allowances and the avoided emission of GHG pollutants, have been or likely will be sold or transferred to third parties, who are solely entitled to the reporting rights and ownership of the environmental attributes.

NEE was incorporated in 1984 under the laws of Florida and conducts its operations principally through two wholly-owned subsidiaries, Florida Power & Light Company (hereafter, FPL) and NextEra Energy Resources, LLC (hereafter, NEER).  NextEra Energy Capital Holdings, Inc. (hereafter, NEECH), another wholly-owned subsidiary of NEE, owns and provides funding for NEER's and NEE's other operating subsidiaries, other than FPL and its subsidiaries.  NEE's two principal businesses also constitute NEE's reportable segments for financial reporting purposes.
FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida.  FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail mwh sales.  FPL is vertically integrated, with approximately 24,100 mw of generating capacity as of December 31, 2012.  FPL's investments in its infrastructure since 2001, such as modernizing less efficient generating plants to produce more energy with less fuel and fewer air emissions, and upgrading its transmission and distribution systems to deliver service reliability that is the best of the Florida investor-owned utilities, have provided significant benefits to FPL's customers, all while providing residential and commercial bills that were among the lowest in Florida and below the national average based on a rate per kwh as of July 2012.  With approximately 95% of its power generation coming from natural gas, nuclear and solar, FPL is also one of the cleanest electric utilities in the nation.  Based on 2012 information, FPL's emissions rates for CO2, SO2 and NOx were 29%, 91% and 67% lower, respectively, than the average rates of the U.S. electric power industry.

NEER is one of the largest wholesale generators of electric power in the U.S., with over 18,100 mw of generating capacity across 24 states and 4 Canadian provinces as of December 31, 2012.  NEER produces the majority of its electricity from clean and renewable sources, including wind and solar.  NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities, participates in natural gas production and pipeline infrastructure development and owns a retail electricity provider.

NEECH's other business activities are primarily conducted through NEET and FPL FiberNet. NEET conducts its operations principally through two wholly-owned subsidiaries, Lone Star, a rate-regulated transmission service provider in Texas, and NHT, a rate-regulated transmission owner in New Hampshire. FPL FiberNet delivers wholesale and enterprise telecommunications services in Florida and certain areas of the South Central U.S.

NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors, as described in more detail in the following sections.  NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER.  Management seeks to grow each business in a manner consistent with the varying opportunities open to it and does not maintain any specific goal as to the relative size of the two businesses.  However, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise. FPL and NEER, as well as other NEE subsidiaries, share common support functions with the objective of lowering costs and creating efficiencies for their businesses.

NEE'S OPERATING SUBSIDIARIES

I.  FPL

FPL was incorporated under the laws of Florida in 1925, and is a wholly-owned subsidiary of NEE.  FPL is a rate-regulated electric utility and is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail mwh sales.  FPL, with 24,057 mw of generating capacity at December 31, 2012, supplies electric service throughout most of the east and lower west coasts of Florida, serving more than 8.9 million people through approximately 4.6 million customer accounts.  At December 31, 2012, FPL's service territory and plant locations are as follows (see Item 2 - Generating Facilities):

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its retail customers is provided primarily under franchise agreements negotiated with municipalities or counties.  Alternatively, municipalities and counties may form their own utility companies to provide service to their residents.  In a few cases, an FPL franchise agreement provides the municipality or county the right to buy the distribution assets serving local residents at the end of the agreement.  However, during the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents.  FPL currently holds 177 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2042.  Two of these franchise agreements expire in 2013, seven expire in 2014 and 168 expire during the period 2015 through 2042.  These franchise agreements cover approximately 86% of FPL's retail customer base in Florida.  Negotiations are ongoing to renew the franchise agreements that expire in 2013 and 2014.  FPL considers its franchises to be adequate for the conduct of its business.  FPL also provides service to 12 other municipalities and to 22 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility, relying upon Florida law for access to public rights of way.

Because any retail customer may elect to provide his/her own electric services, FPL effectively must compete for an individual customer's business.  As a practical matter, few customers provide their own service at the present time since FPL's cost of service is generally substantially lower than the cost of self-generation for the vast majority of customers.  Changing technology and economic conditions could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of high reliability, low bills and excellent customer service.

FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  In each of 2012, 2011 and 2010, operating revenues from wholesale and industrial customers combined represented approximately 3% of FPL's total operating revenues.

The FPSC promotes cost competitiveness in the building of new steam and solar generating capacity by requiring investor-owned electric utilities, including FPL, to issue an RFP except when the FPSC determines that an exception from the RFP process is in the public interest.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a purchased power agreement with the selected bidder and request that the FPSC approve the terms of the purchased power agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.

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

Operating Revenues
5%
1%
39%
55%
5%
1%
39%
55%
8%
1%
37%
54%
2012
2011
2010
Years
Residential
Commercial
Wholesale
Other

2012 Customer Accounts

Commercial
11%
Residential
89%

Industrial, Wholesale and Other collectively less than 1%

For both retail and wholesale customers, the prices (or rates) that FPL may charge are controlled by regulation, by the FPSC in the case of retail customers, and by the FERC in the case of wholesale customers.  In general, under U.S. and Florida law, regulated rates are intended to cover the cost of providing service, including an appropriate rate of return on capital employed.  However, the regulatory bodies have authority to determine the relevant cost of providing service and the appropriate rate of return on capital employed and there can be no guarantee that FPL will be able to earn any particular rate of return or recover all of its costs through regulated rates.  See the discussion of regulation at FPL Regulation below.

FPL seeks to maintain attractive rates for its customers.  Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low cost position. A common benchmark used in the electric power industry for comparing rates across companies is the cost per 1,000 kwh of consumption per month for a residential customer.  FPL's 2012 average cost per 1,000 kwh of monthly residential usage was the lowest of the 55 electric utilities within Florida as indicated below:

Florida Electric Utility Residential Bill Comparison of
Average Typical Monthly Bills from January - December 2012
Residential 1,000 kwh Bill

FPL
$94.75
$150
$130
$110
$90
$70
$50
Average Typical Monthly Bill
Florida Electric Utilities

TRANSMISSION AND DISTRIBUTION

FPL provides service to its customers through an integrated transmission and distribution system that links its generation facilities to its customers.  FPL also maintains interconnection facilities with neighboring utilities and wholesale power providers, enabling it to buy and sell wholesale electricity outside its service territory and to enhance the reliability of its own network and support the reliability of neighboring networks.  FPL's transmission system carries high voltage electricity from its generating facilities to substations where the electricity is stepped down to lower voltage levels and is sent through the distribution system to its customers.

A key element of FPL's strategy is to provide highly reliable service to its customers.  The transmission and distribution system is susceptible to interruptions or outages from a wide variety of sources including weather, animal interference, traffic accidents, equipment failure and many others, and FPL seeks to reduce or eliminate outages where economically practical and to restore service rapidly when outages occur.  A common industry benchmark for transmission and distribution system reliability is the system average interruption duration index (SAIDI), which represents the number of minutes the average customer is without power during a time period.  For the five years 2007-2011, FPL's average annual SAIDI was the best of the investor-owned utilities in Florida.

FPL SYSTEM CAPABILITY AND LOAD

At December 31, 2012, FPL's resources for serving load consisted of 26,020 mw, of which 24,057 mw were from FPL-owned facilities (see Item 2 - Generating Facilities) and 1,963 mw were available through purchased power agreements (see FPL Sources of Generation - Purchased Power below).  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory.  The highest peak load FPL has served to date was 24,346 mw, which occurred on January 11, 2010.  FPL had adequate resources available at the time of this peak to meet customer demand.

FPL's projected reserve margin for the summer of 2013 is approximately 28%.  This reserve margin is expected to be achieved through the combination of available output from FPL's active generating units, purchased power agreements and the capability to reduce peak demand through the implementation of demand side management programs, including load management which was estimated at December 31, 2012 to be capable of reducing demand by 1,865 mw, and energy efficiency and conservation programs.  See FPL Sources of Generation - Fossil Operations and Nuclear Operations below regarding generation projects currently under construction.

FPL SOURCES OF GENERATION

FPL relies upon a mix of fuel sources for its generating facilities, along with purchased power, in order to maintain the flexibility to achieve a more economical fuel mix by responding to market and industry developments. See descriptions of fossil, nuclear and solar operations below and a listing of FPL's generating facilities in Item 2 - Generating Facilities.

FPL's 2012 fuel mix based on mwh produced, including purchased power, was as follows:

2012 Generation by Fuel Type
mwh

Coal 4%
Oil 1%
Purchased Power 7%
Nuclear 15%
Natural Gas 73%

Solar is less than 1%

During 2012, nuclear generation was lower than in 2011 as a result of outages related to a generation uprate project at FPL's nuclear units.

Fossil Operations (Natural Gas, Coal and Oil)

At December 31, 2012, FPL owned and operated 73 units that used fossil fuels such as natural gas and/or oil, and had a joint ownership interest in three coal units, which combined provided 20,696 mw of generating capacity for FPL.  These fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced electricity demand.

FPL's natural gas plants require natural gas transportation, supply and storage.  FPL has firm transportation contracts in place with five different transportation suppliers with expiration dates ranging from 2015 to 2036 that together are expected to satisfy substantially all of the currently anticipated needs for natural gas transportation through 2016.  To the extent desirable, FPL also purchases interruptible natural gas transportation service from these natural gas transportation suppliers based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's natural gas requirements is purchased in the spot market.  FPL has an agreement for the storage of natural gas that expires in 2014.  See Note 13 - Contracts.  With respect to its oil plants, FPL obtains its fuel requirements in the spot market.

In December 2012, FPL issued an RFP for an approximately 700-mile natural gas pipeline that will help FPL identify and evaluate options for new natural gas transportation infrastructure in Florida to meet the growing need for natural gas power.  The proposed pipeline will be composed of two segments and be operational beginning in 2017.  The upstream segment will originate at an existing hub in western Alabama and end at a new hub to be built in Central Florida that will allow the new pipeline to interconnect with peninsular Florida's two existing natural gas pipelines.  The downstream segment will originate at the new Central Florida hub and end in Martin County, Florida at FPL's Martin power plant.  FPL plans to propose a self-build option for the downstream segment of the pipeline, which, if selected, is expected to be built, owned and operated by a FERC-regulated affiliate.  The bids are due in April 2013 with the winning proposal(s) expected to be selected by the end of June 2013.  The pipeline will be subject to regulatory approvals.

St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, in which FPL has a joint ownership interest, has a coal supply and transportation contract for a portion of the 2013 and 2014 fuel needs for those units.  All of the transportation requirements and a portion of the coal supply needs for Scherer Unit No. 4, the other coal unit in which FPL has a joint ownership interest, are covered by a series of annual and long-term contracts.  The remaining fuel requirements for these units will be obtained in the spot market.  See Note 13 - Contracts.

Modernization Projects.  FPL is in the process of modernizing its Cape Canaveral, Riviera Beach and Port Everglades power plants to high-efficiency natural gas-fired units that will provide approximately 1,200 mw, 1,200 mw and 1,280 mw of capacity, respectively, and be placed in service by June 2013, June 2014 and mid-2016, respectively. In May 2012, the Florida Industrial Power Users Group appealed the FPSC's order approving the Port Everglades modernization, which appeal will be heard by the Florida Supreme Court.

Nuclear Operations

At December 31, 2012, FPL owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 3,326 mw.

Facility	mw	Operating License Expiration Dates
St. Lucie Unit No. 1	981	2036
St. Lucie Unit No. 2	843	2043
Turkey Point Unit No. 3	809	2032
Turkey Point Unit No. 4	693	2033

FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from June 2013 through 2023.  See Note 13 - Contracts.  NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.  FPL's current plans, under the applicable operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 commencing in 2043.

Projects to Add Additional Capacity.  FPL is in the final stages of a generation uprate project which is expected to add at least 510 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, which are expected to result in significant fuel cost savings compared to other sources of generation over the lives of the units.  As of December 31, 2012, approximately 395 mw of the additional capacity were in service; the remaining amount of additional capacity is projected to be placed in service in the spring of 2013.  As part of the conditions of certification by the FDEP for the Turkey Point units, FPL was required to implement a monitoring plan in and around the Turkey Point cooling canals due to concerns over potential saltwater intrusion beyond FPL's property.  Monitoring under the plan includes collection of data prior to and after the additional capacity is placed in service. Data for the first two years has been collected and provided to the FDEP.  The ultimate results of the monitoring plan are uncertain, and the financial and operational impacts on FPL, if any, cannot be determined at this time.  In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site.  The two units combined are expected to add approximately 2,200 mw of capacity and have projected in-service dates between 2022 and 2023.  Additional approvals from other regulatory agencies will be required later in the development process. Additionally, the issuance of a combined operating license by the NRC may be delayed due to required revisions to the NRC's Waste Confidence Rule concerning the storage of spent nuclear fuel after reactor operation, which revisions are not expected to be finalized before late 2014.

Nuclear Unit Scheduled Refueling Outages.  FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including inspections, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.  The duration is longer for expanded scope outages, one of which is expected to be completed in the spring of 2013 at Turkey Point Unit No. 4.  The following table summarizes each unit's current or next scheduled refueling outage:

Facility	Beginning of Current or Next Scheduled Refueling Outage
St. Lucie Unit No. 1	September 2013
St. Lucie Unit No. 2	March 2014
Turkey Point Unit No. 3	January 2014
Turkey Point Unit No. 4	November 2012

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

The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 2009, FPL and certain of FPL's nuclear plant joint owners entered into a settlement agreement (spent fuel settlement agreement) with the U.S. government agreeing to dismiss with prejudice lawsuits filed against the U.S. government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear plants.  The spent fuel settlement agreement permits FPL to make annual filings to recover certain spent fuel storage costs incurred by FPL which are reimbursable by the U.S. government on an annual basis.  In a separate lawsuit filed in 2011, FPL joined the Nuclear Energy Institute and several other nuclear plant owners and operators (Petitioners) in petitioning the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) to challenge the DOE's decision to continue to collect the nuclear waste fee.  In June 2012, the D.C. Circuit held that the DOE's fee adequacy determination was legally defective but remanded the case to the DOE to revise its determination while retaining jurisdiction over the matter.  In January 2013, the DOE issued its revised fee adequacy determination concluding that the nuclear waste fee was adequate, at which time the Petitioners filed a motion to reopen the case with the D.C. Circuit. FPL will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit.

In March 2010, the DOE filed a motion with the NRC to withdraw its license application for a nuclear waste repository at Yucca Mountain.  The DOE's withdrawal motion has been challenged and is being litigated before the NRC and the D.C. Circuit.  In light of the government's decision not to proceed with the Yucca Mountain repository project, the DOE established a Blue Ribbon Commission on America's Nuclear Future (BRC) to conduct a comprehensive review of policies for managing the back end of the nuclear fuel cycle and to provide recommendations for developing a safe, long-term solution to managing spent nuclear fuel and high-level radioactive waste.  In January 2012, the BRC issued its report and recommendations which includes a consent-based approach, working with all affected units of government, to site future nuclear waste management facilities; creation of a new organization, independent of the DOE, dedicated solely to assuring the safe storage and ultimate disposal of spent nuclear fuel and high-level radioactive waste; providing access to the U.S. government's nuclear waste fund for the purpose of nuclear waste storage and disposal; and initiating prompt efforts to develop geologic disposal facilities, consolidated interim storage facilities and transportation to those facilities.  In January 2013, the DOE issued a strategy document for implementing the BRC recommendations.  The strategy document outlines, among other things, long-term plans for a new management organization to handle spent fuel storage and disposal activities, development of new interim storage facilities and several possible funding reforms, including accessing the nuclear waste fund for funding these activities.  Each of these steps will require new federal legislation.

Nuclear Regulatory Developments.  As a result of the impact of the 2011 earthquake and tsunami on nuclear facilities in Japan, the NRC conducted a comprehensive review of processes and regulations relating to nuclear facilities in the U.S. to determine whether it should make additional improvements to its regulatory system and policies.  In March 2012, based on the review, the NRC established, among other things, the following actions which: 1) require each nuclear site to purchase portable equipment and revise procedures to address multi-unit events, provide reliable spent fuel pool instrumentation and enhance containment venting capabilities for boiling water reactors (FPL's nuclear units do not use boiling water reactors; see NEER - Generation and Other Operations - Nuclear Facilities - Nuclear Regulatory Developments); 2) request each site to re-evaluate its seismic and flood protection designs in light of current requirements and identify any areas for improvement; and 3) require enhancements relating to extended periods of loss of alternating current power, emergency preparedness and spent fuel pool cooling capabilities.  The NRC also prescribed a timeline for implementation of the actions with completion by the end of 2016.  FPL is currently reviewing various orders and requests for information being issued by the NRC and assessing the potential financial and operational impacts on its nuclear units, which could be significant. FPL's preliminary estimate of the cost to complete the actions described above is included in estimated capital expenditures. See Note 13 - Commitments.

The lessons learned from the events in Japan and the results of the NRC's actions will, among other things, result in new licensing and safety-related requirements for U.S. nuclear facilities.  Any new requirements could, among other things, impact future licensing and operations of U.S. nuclear facilities, including FPL's existing nuclear facilities and the NRC approval of two additional nuclear units at FPL's Turkey Point site, and could, among other things, result in increased cost and capital expenditures associated with the operation and maintenance of FPL's nuclear units.  Third parties have requested that the NRC, among other things, suspend the approval of nuclear license extensions and new licenses, including approval of licenses for two additional nuclear units at FPL's Turkey Point site. It is uncertain how and when the NRC will respond to the requests or other requests it may receive.

Solar Operations

Solar generation can be provided primarily through two conventions: utility-owned and customer-owned.  In utility-owned solar generation, the energy generated goes directly to the transmission grid, whereas customer-owned solar generation goes directly to the location it is serving.  There are two principal solar technologies used for utility-scale projects: photovoltaic and thermal.  FPL placed its first utility-scale solar generating facility into service in 2009, a 25 mw solar PV facility in DeSoto County, Florida, and placed two additional solar generating facilities in service in 2010, a 10 mw solar PV facility in Brevard County, Florida and a 75 mw solar thermal facility in Martin County, Florida.

Purchased Power

In addition to owning generation facilities, FPL also purchases electricity from other utilities to meet customer demand through long- and short-term purchased power agreements.  As of December 31, 2012, FPL's long-term purchased power agreements provided for the purchase of approximately 1,963 mw of power with expiration dates ranging from 2015 through 2032.  See Note 13 - Contracts.  FPL also procures short-term capacity for both economic and reliability purposes.

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

FPL REGULATION

FPL's operations are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•	the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities, among other things;

•	the FERC, which oversees the acquisition and disposition of facilities, transmission services and wholesale purchases and sales of electric energy, among other things;

•
the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts;

•
the NRC, which has jurisdiction over the operation of FPL's nuclear power plants through the issuance of operating licenses, rules, regulations and orders (see FPL Sources of Generation - Nuclear Operations above); and

•
the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws.  The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

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

Base Rates.  In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  At the time base rates are determined, the allowed rate of return on rate base approximates the FPSC's determination of FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed ROE.  The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that any ROE will be achieved.  Base rates are determined in rate proceedings or through negotiated settlements of those proceedings. Proceedings can occur at the initiative of FPL or upon action by the FPSC.  Base rates remain in effect until new base rates are approved by the FPSC.

Rates Effective January 2013 - December 2016 - In January 2013, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). Key elements of the 2012 rate agreement, which is effective from January 2013 through December 2016, include, among other things, the following:

•	New retail base rates and charges were established in January 2013 resulting in an increase in retail base revenues of $350 million on an annualized basis.

•
FPL's allowed regulatory ROE will be 10.50%, with a range of plus or minus 100 basis points. If FPL's earned regulatory ROE falls below 9.50%, FPL may seek retail base rate relief.  If the earned regulatory ROE rises above 11.50%, any party to the 2012 rate agreement other than FPL may seek a review of FPL's retail base rates.

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational (which is expected by June 2013, June 2014 and mid-2016, respectively).

•
Cost recovery of WCEC Unit No. 3, which was placed in service in May 2011, will continue to occur through the capacity clause; however, such recovery will not be limited to the projected annual fuel cost savings as was the case in the previous rate agreement discussed below.

•
Subject to certain conditions, FPL must amortize, over the term of the 2012 rate agreement, a depreciation reserve surplus remaining at the end of 2012 under the 2010 FPSC rate order discussed below (approximately $224 million) and may amortize a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million (collectively, the reserve), provided that in any year of the 2012 rate agreement, FPL must amortize at least enough reserve to maintain a 9.50% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.50%.

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

On February 7, 2013, the Office of Public Counsel filed a notice of appeal to the Florida Supreme Court of the FPSC's final order regarding the 2012 rate agreement.

Rates Effective March 2010 - December 2012 - Effective March 1, 2010, pursuant to an FPSC final order (2010 FPSC rate order), new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The 2010 FPSC rate order, among other things, also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points.  In February 2011, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and principal parties in FPL's 2009 rate case (2010 rate agreement). The 2010 rate agreement, which was effective through December 31, 2012, provided for, among other things, a reduction in depreciation expense (surplus depreciation credit) in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a total cap of $776 million over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement FPL was required to use enough surplus depreciation credit to maintain an earned regulatory ROE within the range of 9.0% - 11.0%. The 2010 rate agreement also permitted incremental cost recovery through FPL's capacity clause for WCEC Unit No. 3 up to the amount of the projected annual fuel savings for customers. See Cost Recovery Clauses below for additional information regarding the capacity clause.

Cost Recovery Clauses.  Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange costs, certain construction-related costs and conservation and certain environmental-related costs. Cost recovery clause costs are recovered through levelized monthly charges per kwh or kw, depending on the customer's rate class.  These cost recovery clause charges are calculated at least annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates.

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

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause.  In accordance with the FPSC's nuclear cost recovery rule, FPL also recovers pre-construction costs and carrying charges (equal to a fixed pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause.  As property related to the new nuclear capacity goes into service, construction costs and a return on investment are recovered through base rate increases effective beginning the following January.  See FPL Sources of Generation - Nuclear Operations above.  In accordance with the 2012 and 2010 rate agreements, cost recovery for WCEC Unit No. 3 is permitted during the term of the agreements through FPL's capacity clause and is reported as retail base revenues.

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

FERC

The Federal Power Act gives the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce.  Pursuant to the Federal Power Act, electric utilities must maintain tariffs and rate schedules on file with the FERC which govern the rates, terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services.  The Federal Power Act also gives the FERC authority to certify and oversee a national electric reliability organization with authority to develop mandatory reliability standards applicable to all users, owners and operators of bulk-power systems.  The FERC also approves reliability standards and makes them enforceable.  See NERC below.  Electric utilities are subject to accounting, record-keeping and reporting requirements administered by the FERC.  The FERC also places certain limitations on transactions between electric utilities and their affiliates.

NERC

The NERC has been certified by the FERC as the national electric reliability organization.  The NERC ensures the reliability and security of the North American bulk power system.  The NERC's regional entities establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems.  FPL is subject to these reliability requirements and incurs costs to ensure compliance with continually heightened requirements, and can incur significant penalties for failing to comply with them.  Each NERC region reports seasonally and annually on the status of generation and transmission in each region.

FPL Environmental Regulation

FPL is subject to environmental laws and regulations, and is affected by some of the emerging issues, described in the NEE Environmental Matters section below.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

FPL EMPLOYEES

FPL had approximately 9,700 employees at December 31, 2012.  Approximately 32% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2014.

II.  NEER

NEER was formed in 1998 to aggregate NEE's competitive energy businesses.  It is a limited liability company organized under the laws of Delaware and is a wholly-owned subsidiary of NEECH.  Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generating facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain.  See Note 14.  NEER is one of the largest wholesale generators of electric power in the U.S., with 18,122 mw of generating capacity across 24 states and 4 Canadian provinces as of December 31, 2012.  NEER produces the majority of its electricity from clean and renewable sources as described more fully below.  NEER is the largest owner of wind and utility-scale solar energy projects in North America.  Since 2002, NEER has more than doubled its generating capacity, primarily through the development of new wind projects and acquisition of nuclear projects.

NEER engages in power and gas marketing and trading activities, including entering into financial and physical contracts, to hedge the production from its generating assets that is not sold under long-term power supply agreements. These activities include providing full energy and capacity requirements services primarily to distribution utilities in certain markets and offering customized power and gas and related risk management services to wholesale customers.  NEER also participates in natural gas production through non-operating ownership interests and pipeline infrastructure development, hereafter referred to as the gas infrastructure business, and owns a retail electricity provider serving customers in 13 states and the District of Columbia.

MARKETS AND COMPETITION

Electricity markets in the U.S. are regional and diverse in character.  All are extensively regulated, and competition in these markets is shaped and constrained by regulation.  The nature of the products offered varies based on the specifics of regulation in each region.  Generally, in addition to the natural constraints on pricing freedom presented by competition, NEER may also face specific constraints in the form of price caps, or maximum allowed prices, for certain products.  NEER's ability to sell the output of its generation facilities is also constrained by available transmission capacity, which can vary from time to time and can have a significant impact on pricing.

The degree and nature of competition that NEER faces is different in wholesale markets and in retail markets.  Approximately 90% of NEER's revenue is derived from wholesale markets.

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants.  NEER primarily competes on the basis of price, but believes the green attributes of NEER's generating assets, its creditworthiness and its ability to offer and manage customized risk solutions to wholesale customers are competitive advantages.  Wholesale power generation is a regional business that is currently highly fragmented relative to many other commodity industries and diverse in terms of industry structure.  As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market.  In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

In general, U.S. electricity markets encompass three classes of product: energy, capacity and ancillary services.  Energy services relate to the physical delivery of power; capacity services relate to the availability of mw capacity of a power generation asset; and ancillary services are other services related to power generation assets, such as load regulation and spinning and non-spinning reserves.  The exact nature of these classes of product is defined in part by regional tariffs.  Not all regions have a capacity product class, and the specific definitions of ancillary services vary from region to region.

RTOs and ISOs exist in a number of regions within which NEER operates to coordinate generation and transmission across wide geographic areas and to run markets.  NEER also has operations that fall within the Western Electricity Coordinating Council reliability region that are not under the jurisdiction of an established RTO or ISO.  Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers.  NEER has operations that fall within the following RTOs and ISOs:

•	Alberta Electric System Operator

•	California Independent System Operator

•	ERCOT

•	Independent Electricity System Operator (in Ontario)

•	ISO New England (ISO-NE)

•	Midwest Independent Transmission System Operator (MISO)

•	New York Independent System Operator (NYISO)

•	PJM

•	Southwest Power Pool

NEER competes in different regions to different degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generating facilities, and approximately 58% of NEER's generating capacity is fully committed under long-term contracts.  Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets.  In such cases, NEER will frequently enter into shorter term bilateral contracts, typically but not always of one to three years duration, to hedge the price risk associated with selling into a daily spot market.  Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, may only protect a portion of the revenue that NEER expects to derive from the associated generation facility and may not qualify for hedge accounting under GAAP.  Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes.  See Management's Discussion - Overview.

The NEER wind generation portfolio produces renewable energy credits (RECs) which are typically sold along with the energy from the plants under long-term contracts. A small portion of the wind portfolio generation is sold under short-term contracts and the RECs and other environmental attributes may be sold separately.

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

The deregulated retail energy business is typically a highly competitive business.  In general, competition in the retail energy business is on the basis of price, service, brand image, product offerings and market perceptions of creditworthiness.  Electricity is sold pursuant to a variety of product types, including fixed, indexed and renewable products, and customers elect terms of service typically ranging from one month to five years.  Retail energy rates are market-based, and not subject to traditional cost-of-service regulation by public service commissions.  Non-affiliated transmission and distribution service companies provide, on a non-discriminatory basis, the wires and metering services necessary to deliver service to customers.  Subsidiaries of NEER compete in certain states for retail customers, which can be divided into two principal segments: residential and commercial and industrial (C&I).  Residential customers largely require only energy services, which may be purchased on a month-to-month basis or under a multi-year contract.  Large C&I customers share many of the same characteristics as wholesale utility customers and may require similarly customized and structured products.

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

GENERATION AND OTHER OPERATIONS

The vast majority of NEER's revenue is derived from selling the products (energy, capacity, RECs and ancillary services) produced by its own generating facilities.  However, NEER may combine purchases of relevant products in wholesale markets with products produced by its own generating facilities in order to meet particular customers' needs.

At December 31, 2012, the locations of NEER's generation facilities in North America are as follows:

NEER generation facilities in operation
U.S. states and Canadian provinces with projects in operation

At December 31, 2012, NEER managed or participated in the management of essentially all of its generation projects in which it has an ownership interest.

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

Contracted Assets.  Contracted assets are projects with long-term power sales agreements for substantially all of their output and certain wind assets where long-term power contracts are expected to be executed.  At December 31, 2012, NEER had 11,039 mw of contracted assets, substantially all of which have long-term power contracts.  Essentially all of the output of these contracted assets were under power sales agreements, with a weighted-average remaining contract life of approximately 15 years, and have firm fuel and transportation agreements with expiration dates ranging from March 2013 through 2022.  See Note 13 - Contracts.  Approximately 8,213 mw of this capacity is wind generation and 1,621 mw of this capacity is nuclear generation.  The remaining 1,205 mw use a variety of fuels and technologies such as natural gas, oil and solar.

Merchant Assets.  Merchant assets are projects that do not have long-term power sales agreements to sell their output, or, in the case of certain wind assets, are not expected to have long-term power contracts, and therefore require active marketing and hedging.  At December 31, 2012, NEER's portfolio of merchant assets consists of 7,083 mw of owned wind, nuclear, natural gas, oil, solar and hydro generating facilities (see NEER Fuel/Technology Mix - Other Assets below), including 846 mw of peak generating facilities.  Approximately 60% (based on net mw capacity) of the natural gas-fueled merchant assets have natural gas transportation agreements to provide for fluctuating natural gas requirements.  See Note 13 - Contracts.  Derivative instruments (primarily swaps, options, futures and forwards) are generally used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Managing market risk through these instruments introduces other types of risk, primarily counterparty, credit and operational risks.

Other.  NEER's operations also include the gas infrastructure business and the customer supply and proprietary power and gas trading businesses.  At December 31, 2012, the gas infrastructure business had non-operating investments located in shale formations primarily in Texas, Oklahoma, Wyoming, North Dakota and Louisiana.  Also, see NEER Customer Supply and Proprietary Power and Gas Trading below.

NEER Fuel/Technology Mix

NEER's generating output is produced using a variety of fuel sources as further described below.

2012 Generation Capacity by Asset Type

mw

Oil
4%
Hydro
2%
Solar
1%
Nuclear
15%
Wind
56%
Natural Gas
22%

Wind Facilities

At December 31, 2012, NEER had ownership interests in wind generating facilities with a total capacity of 10,057 mw (net ownership).  NEER operates substantially all of these wind facilities, which are located in 19 states and Canada.  During 2012, NEER added approximately 1,520 mw of new wind generation and sold a wind facility with 30 mw of generating capacity. NEER is currently committed to add approximately 775 mw of new wind generation during the period 2013 to 2015, primarily in Canada. See Policy Incentives for Renewable Energy Projects for additional discussion of NEER's expectations regarding wind development and construction.

Natural Gas Facilities

At December 31, 2012, NEER had 3,991 mw of natural gas assets.  NEER owns and operates 1,004 mw of natural gas-fired generation from contracted assets located throughout the Northeast.

Nuclear Facilities

At December 31, 2012, NEER owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 2,721 mw.

Facility	Location	mw	Portfolio Category	Operating License Expiration Dates
Seabrook	New Hampshire	1,100	Merchant	2030	(a)
Duane Arnold	Iowa	431	Contracted(b)	2034
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	2033
______________________

(a)
In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years, which license renewal may be delayed due to required revisions to the NRC's Waste Confidence Rule which are not expected to be finalized before late 2014.

(b)
NEER sells substantially all of its share of the output of Duane Arnold under a long-term contract expiring in February 2014. Upon expiration of that contract, NEER will sell all of its share of the output of Duane Arnold under a long-term contract expiring in February 2025.

(c)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through the current operating license terms.

NEER's nuclear facilities have several contracts for the supply of uranium and conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2013 through 2022.  See Note 13 - Contracts.  NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly-owned units.  NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.

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

Facility	Next Scheduled Refueling Outage
Seabrook	April 2014
Duane Arnold	October 2014
Point Beach Unit No. 1	March 2013
Point Beach Unit No. 2	March 2014

Disposition of Spent Nuclear Fuel.  NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to allow NEER to store spent nuclear fuel at these facilities through license expiration.

As owners and operators of nuclear facilities, certain subsidiaries of NEER are subject to the Nuclear Waste Policy Act and are parties to the spent fuel settlement agreement and legal actions described in FPL - FPL Sources of Generation - Nuclear Operations.  Similar to FPL, these subsidiaries will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit.

Nuclear Regulatory Developments.  For discussion of developments regarding the impact of the 2011 earthquake and tsunami in Japan as it relates to U.S. nuclear facilities, see FPL - FPL Sources of Generation - Nuclear Operations.  NEER's nuclear facilities are subject to the same NRC actions as described for FPL.  Duane Arnold is NEER's only boiling water reactor unit.  NEER is currently reviewing the various orders and requests for information being issued by the NRC and assessing the potential financial and operational impact on its nuclear units, which could be significant. NEER's preliminary estimate of the cost to complete the NRC actions established in March 2012 is included in estimated capital expenditures. See Note 13 - Commitments.

Solar Facilities

NEER is one of the largest owners of utility-scale solar energy projects in North America, principally through a 310 mw facility in California's Mojave Desert, of which 148 mw is owned by NEER as of December 31, 2012.  NEER and its affiliates are in the process of constructing solar thermal facilities with generating capacity of 99.8 mw in Spain (Spain solar projects) (see Note 13 - Commitments for recent changes in law that could negatively affect the Spain solar projects) and 250 mw in California (Genesis solar project), which are expected to be completed in 2013 and 2014, respectively.  In addition, a 550 mw solar PV project in California (Desert Sunlight solar project), in which NEER has a 50% equity investment, has commenced construction and commercial operation is expected to be phased in during 2013 through 2015.  During 2012, NEER acquired 40 mw of new solar generation in Canada.

Other Assets

At December 31, 2012, NEER had 1,155 mw of generation assets from a variety of other fuel technologies, including oil and hydropower, with facilities located throughout the Northeast.  In late 2012, a subsidiary of NEER entered into an agreement to sell its ownership interest in a portfolio of hydropower generation plants and related assets with a total generating capacity of 351 mw located in Maine and New Hampshire. Upon the anticipated closing in the first quarter of 2013, NEER will have no further investments in hydropower assets.

Policy Incentives for Renewable Energy Projects

In its development and operation of U.S. wind generation facilities, NEER depends heavily on the federal PTC, which currently provides an income tax credit for the production of electricity from utility-scale wind turbines for the first ten years of commercial operation.  This incentive was created under the Energy Policy Act of 1992 and was set to expire such that it would not apply to wind projects that achieve commercial operation after December 31, 2012.  Under the American Taxpayer Relief Act of 2012 (Taxpayer Relief Act), the PTC was extended for wind projects whose construction begins by December 31, 2013.  Alternatively, wind project developers can choose to receive a 30% ITC, in lieu of the PTC, with the same requirement that construction of the wind project begin by December 31, 2013.  For qualifying wind projects where construction began before the end of 2011 and the projects were placed in service in 2012, wind project developers could elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC.  NEER's expectations for wind development and construction in 2013 and beyond will depend, in part, on rules to be established under the Taxpayer Relief Act.

Solar project developers are also eligible to receive a 30% ITC for new solar projects that achieve commercial operations before 2017.  Solar project developers can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC for qualifying solar projects where construction began before the end of 2011 and the projects are placed in service before 2017.

Other countries, including Canada and Spain, provide for incentives like feed-in-tariffs for renewable energy projects.  The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology.

NEER Generation by Geographic Region

NEER's generating capacity spans various geographic regions in North America, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  NEER's generating facilities at December 31, 2012 are categorized by geographic region (see Item 2 - Generating Facilities) in terms of mw of capacity as follows:

2012 Generation Capacity by Geographic Region

mw

Other South
7%
Texas
30%
West
18%
Northeast
20%
Midwest
25%

NEER's power generation in terms of mwh produced for the year ended December 31, 2012 by fuel type is as follows:

2012 Generation by Fuel Type

mwh

Hydro 2%
Solar 1%
Natural Gas 30%
Nuclear 29%
Wind 38%

NEER CUSTOMER SUPPLY AND PROPRIETARY POWER AND GAS TRADING

PMI, a subsidiary of NEER, buys and sells wholesale energy commodities, such as electricity, natural gas and oil.  PMI sells the output from NEER's plants that is not sold under long-term contracts and procures the non-nuclear fuel for use by NEER's generation fleet.  Its primary role is to manage the commodity risk of NEER's portfolio.  PMI uses derivative instruments such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NEER's power generation assets.

PMI also provides a wide range of electricity and gas commodity products as well as marketing and trading services to electric and gas utilities, municipalities, cooperatives and other load-serving entities, as well as to owners of electric generation facilities.  PMI's customer supply business includes providing full energy and capacity requirements and mid-market services that include sales and purchases of wholesale commodities-related products and the operations of a retail electricity provider, which during 2012, served approximately 2,950 mw of peak load to approximately 209,100 customers across the ERCOT, New England Power Pool (NEPOOL), PJM, NYISO and MISO markets.

The results of PMI's activities are included in NEER's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

NEER REGULATION

The energy markets in which NEER operates are subject to domestic and foreign regulation, including local, state and federal regulation, and other specific rules.

At December 31, 2012, NEER had ownership interests in operating independent power projects located in the U.S. that have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005, which represent approximately 96% of NEER's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  NEER's exempt wholesale generators produce electricity from wind, hydro, fossil fuels and nuclear facilities.  Essentially all of the remaining 4% of NEER's net generating capacity has qualifying facility status under the PURPA.  NEER's qualifying facilities generate electricity primarily from wind, solar and fossil fuels.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules, the NERC's mandatory reliability standards and the EPA's environmental laws, and its nuclear facilities are also subject to the jurisdiction of the NRC.  See FPL - FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations.  With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, regulation of hydro projects and oversight of environmental matters related to natural gas and hydro projects and major electricity policy initiatives.  The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.  NEER and its affiliates are also subject to national and provincial or regional regulations in Canada and Spain related to energy operations, energy markets and environmental standards.

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

NEER EMPLOYEES

NEER and its subsidiaries had approximately 4,700 employees at December 31, 2012.  Certain subsidiaries of NEER have collective bargaining agreements with the IBEW, the Utility Workers Union of America, the Security Police and Fire Professionals of America and the International Union of Operating Engineers, which collectively represent approximately 23% of NEER's employees.  The collective bargaining agreements have one- to five-year terms and expire between September 2013 and 2015.

III. OTHER NEE OPERATING SUBSIDIARIES

NEE's Corporate and Other segment represents other business activities, primarily NEET and FPL FiberNet, that are not separately reportable.  See Note 14.

NEET

NEET, a wholly-owned subsidiary of NEECH, is a limited liability company organized under the laws of Delaware. NEET conducts its business primarily through two subsidiaries, Lone Star and NHT, and is pursuing opportunities to develop, build and operate new transmission facilities throughout North America.

Lone Star

Lone Star is a limited liability company organized under the laws of Delaware.  Lone Star, a rate-regulated transmission service provider in Texas, is constructing approximately 330 miles of 345 kilovolt (kv) transmission lines and other associated facilities.  Two substations and associated facilities with a total capital investment of approximately $49 million were placed in service in 2012, with the remaining associated facilities and transmission lines expected to be placed in service in March 2013, for a total capital investment of approximately $780 million.  Lone Star's transmission lines are part of a transmission grid improvement program that will add approximately 2,300 miles of 345 kv lines to deliver power from the Competitive Renewable Energy Zones in west Texas and the Texas panhandle to the Dallas/Fort Worth area and other population centers in Texas.

Lone Star is subject to regulation by a number of federal, state and other agencies, including, but not limited to, the PUCT, the ERCOT, the NERC and the EPA, as well as certain limited regulations of the FERC.  See FPL - FPL Regulation for further discussion of FERC, NERC and EPA regulations and NEE Environmental Matters.  The PUCT has jurisdiction over a wide range of Lone Star's business activities, including, among others, rates charged to customers and certain aspects of siting, construction and operation of transmission systems.  The PUCT sets rates at a level that allows Lone Star the opportunity to collect from customers total revenues (revenue requirements) equal to Lone Star's cost of providing service, including a reasonable rate of return on invested capital.

In October 2012, the PUCT reached a decision in Lone Star's initial rate case proceeding.  In January 2013, the PUCT, during rehearing, approved Lone Star's wholesale transmission service rate reflecting an annual revenue requirement for, among other things, capital investment of approximately $49 million, a regulatory equity ratio of 45%, an allowed regulatory ROE of 9.6% and other operating expenses.  The remaining capital investment will be included in Lone Star's rates by means of an interim rate adjustment mechanism.  In addition, Lone Star must file a general rate case, with a full 12-month historical test year, within four months of having 12 months of historical operating data, which is expected to occur in mid-2014.

NHT

NHT, a rate-regulated transmission owner in ISO-NE, is a limited liability company organized under the laws of Delaware. NHT owns transmission facilities which connect NEER's Seabrook nuclear facility to the New England transmission grid and interconnect three 345 kv transmission lines in New England.  NHT is subject to regulation by a number of federal, state and other agencies, including, but not limited to, the New Hampshire Public Utility Commission, ISO-NE, the FERC, the NERC and the EPA.  See FPL - FPL Regulation for further discussion of FERC, NERC and EPA regulations and NEE Environmental Matters.  NHT wholesale transmission revenues are provided through an ISO-NE tariff.

FPL FIBERNET

FPL FiberNet conducts its business through two separate wholly-owned subsidiaries of NEECH.  One subsidiary was formed in 2000 to enhance the value of NEE's fiber-optic network assets that were originally built to support FPL operations and the other was formed in 2011 to hold fiber-optic network assets which were acquired.  Both subsidiaries are limited liability companies organized under the laws of Delaware.  FPL FiberNet leases fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless, internet and other telecommunications companies.  FPL FiberNet's networks cover most of the metropolitan areas in Florida and several in Texas.  FPL FiberNet also has a long-haul network providing bandwidth at wholesale rates.  The long-haul network connects major cities in Florida and Texas with additional connectivity to Atlanta, Georgia and the South Central U.S., including Arkansas, Louisiana and Oklahoma.  At December 31, 2012, FPL FiberNet's network consisted of approximately 8,600 route miles.  FPL FiberNet is subject to regulation by the Federal Communications Commission which has jurisdiction over wire and wireless communication networks and by the public utility commissions in the states in which it provides intrastate telecommunication services.

NEE ENVIRONMENTAL MATTERS

NEE and FPL are subject to domestic and foreign environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations.  The U.S. Congress and certain states and regions continue to consider several legislative and regulatory proposals with respect to GHG emissions.  The economic and operational impact of climate change legislation on NEE and FPL depends on a variety of factors, including, but not limited to, the allowed emissions, whether emission allowances will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace and the availability of offsets and mitigating factors to moderate the costs of compliance.  Based on the most recent reference data available from government sources, NEE is among the lowest emitters, among electric generators, of GHG in the U.S. measured by its rate of emissions expressed as pounds of CO2 per mwh of generation.  However, the legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and NEER's generating units and/or the financial impact (either positive or negative) to NEE and FPL could be material, depending on the eventual structure of any specific implementation rules adopted.

I. Environmental Regulations

The following is a discussion of certain existing and emerging federal and state initiatives and rules, some of which could potentially have a material effect (either positive or negative) on NEE and its subsidiaries.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

•
Clean Air Interstate Rule (CAIR)/Cross-State Air Pollution Rule (CSAPR).  The EPA's CAIR requires SO2 and NOx emissions reductions from electric generating units in specified Eastern states and the District of Columbia, where the emissions from electric generating units are deemed to be transported to downwind states.  NEER and FPL began complying with the CAIR on January 1, 2009.  In July 2011, the EPA issued the CSAPR, a final rule which was to replace the CAIR beginning in January 2012.  The CSAPR would limit emissions of SO2 and NOx from power plants in 28 eastern states and provides an allocation methodology for emission allowances and reduction limits for SO2, NOx and seasonal ozone requirements.  In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA for further rulemaking. The D.C. Circuit ordered that the CAIR remain in place until such time that the EPA promulgates a valid replacement.  Several parties, including the EPA, filed for rehearing, which the D.C. Circuit denied in January 2013. Those parties have until April 2013 to seek review by the U.S. Supreme Court.

•
Clean Water Act Section 316(b).  In March 2011, the EPA issued a proposed rule under Section 316(b) of the Clean Water Act to address the location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems, with a final rule expected by the summer of 2013.  The proposed rule is intended to require the Best Technology Available to reduce the impact on aquatic organisms from once-through cooling water intake systems.  Under the proposed rule, potentially thirteen of FPL's facilities and five of NEER's facilities may be required to add additional controls and/or make operational changes to comply, the economic and operational impact of which cannot be determined at this time, but could be material.  Prior to the passage of a new rule, states are continuing to utilize "Best Professional Judgment" in the application of Section 316(b) compliance requirements.

•
Regulation of GHG Emissions.  The EPA continues to evaluate regulatory options under the Clean Air Act for existing fossil fuel-fired power units. The EPA's proposed rule is anticipated in either late 2013 or early 2014 and could be finalized in late 2014. This EPA guidance will direct each state to develop their respective state implementation plan which will set forth the program requirements within that state, and compliance would be expected over several years.

•
Revisions to the National Ambient Air Quality Standards (NAAQS) for Particulate Matter. In December 2012, the EPA proposed a rule revision for particulate matter NAAQS to lower the annual PM2.5 standard, which proposed rule is not expected to have a significant impact on FPL or NEER facilities.

•
Avian/Bat Regulations and Wind Turbine Siting Guidelines. NEER and FPL are subject to numerous environmental regulations and guidelines related to threatened and endangered species and their habitats, as well as avian and bat species, for the siting, construction and ongoing operations of their facilities.  The facilities most significantly affected are wind facilities and transmission and distribution lines.  The environmental laws include, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act which provide for protection of migratory birds, eagles and endangered species of birds and bats and their habitats.  Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and their habitats.  These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines.  Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs at existing and new wind generating facilities and transmission and distribution facilities at NEER and FPL.

II. Other GHG Emissions Reduction Initiatives

NEER's plants operate in certain states and regions that continue to consider and implement regulatory proposals to reduce GHG emissions.  RPS, currently in place in approximately 30 states and the District of Columbia, require electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  NEER's plants operate in 19 states that have a RPS and NEER believes that these standards will create incremental demand for renewable energy in the future.

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

WEBSITE ACCESS TO SEC FILINGS

NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.  The information and materials available on NEE's website (or any of its subsidiaries' websites) are not incorporated by reference into this combined Form 10-K.  The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Paul I. Cutler	53	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Moray P. Dewhurst	57	Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	October 5, 2011
Shaun J. Francis	41	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	January 1, 2013
Chris N. Froggatt	55	Vice President of NEE Controller and Chief Accounting Officer of NEE	October 19, 2009 February 27, 2010
Lewis Hay, III	57	Executive Chairman of NEE	July 1, 2012
Joseph T. Kelliher	52	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
Manoochehr K. Nazar	58	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Executive Vice President, Nuclear Division and Chief Nuclear Officer of FPL	January 1, 2010 January 15, 2010
Armando Pimentel, Jr.	50	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	50	President and Chief Executive Officer of NEE Chairman and Chief Executive Officer of FPL	July 1, 2012 May 2, 2012
Antonio Rodriguez(b)	70	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2007 July 1, 1999
Charles E. Sieving	40	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	47	President of FPL	December 16, 2011
William L. Yeager	54	Executive Vice President, Engineering, Construction & Integrated Supply Chain of NEE Executive Vice President, Engineering, Construction & Integrated Supply Chain of FPL	January 1, 2013
______________________

(a)
Information is as of February 27, 2013.  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  Mr. Dewhurst has been vice chairman of NEE since August 2009 and was chief of staff of NEE from August 2009 to October 2011.  From July 2001 to May 2008, Mr. Dewhurst was vice president, finance and chief financial officer of NEE and senior vice president, finance and chief financial officer of FPL.  Mr. Francis has been executive vice president of human resources of NEE since August 2010 and executive vice president of human resources of FPL since January 2011.  Mr. Francis was general manager of human resources for a division of General Electric Company, GE Transportation, a supplier to the railroad, marine, drilling, mining and wind power industries from February 2008 to August 2010.  Mr. Froggatt was the vice president and treasurer of Pinnacle West Capital Corporation, a public utility holding company, and its major subsidiary, Arizona Public Service Company (APS), a regulated electric utility, from December 2008 to October 2009.  From October 2002 to December 2008, Mr. Froggatt was vice president, controller and chief accounting officer of APS.  Mr. Hay was chief executive officer of NEE from June 2001 to June 2012. Mr. Hay was also chairman of NEE from January 2002 to June 2012 and chairman of FPL from January 2002 to May 2012. From January 2002 to July 2008, Mr. Hay was also chief executive officer of FPL.  Mr. Kelliher was chairman of the FERC from July 2005 to January 2009. Mr. Nazar was the chief nuclear officer of NEE from January 2009 to December 2009.  From January 2009 to January 2010, Mr. Nazar was the senior vice president and chief nuclear officer of FPL. Mr. Nazar was senior vice president and nuclear chief operating officer of FPL from November 2007 to January 2009. Mr. Pimentel was chief financial officer of NEE and FPL from May 2008 to October 2011 and executive vice president, finance of NEE and FPL from February 2008 to October 2011.  Mr. Robo was president and chief operating officer of NEE from December 2006 to June 2012. Mr. Sieving was also assistant secretary of NEE from May 2010 to May 2011 and general counsel of FPL from January 2009 to May 2010.  Mr. Sieving was executive vice president, general counsel and secretary of PAETEC Holding Corp., a communications services and solutions provider, from February 2007 to November 2008 and was primarily responsible for all legal and regulatory matters.  Mr. Silagy was senior vice president, regulatory and state governmental affairs of FPL from May 2010 to December 2011. Mr. Silagy was vice president and chief development officer of FPL from July 2008 to May 2010. From November 2007 to July 2008, Mr. Silagy was vice president, development of FPL. Mr. Yeager was vice president, engineering, construction and integrated supply chain services of NEE and FPL from October 2012 to December 2012.  Mr. Yeager was vice president, integrated supply chain of NEE and FPL from May 2011 to October 2012. From January 2005 to May 2011, Mr. Yeager was vice president, engineering and construction of FPL.

(b)	NEE title changed from vice president to executive vice president effective May 23, 2008 and FPL title changed from senior vice president to executive vice president effective July 17, 2008.

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

NEER depends heavily on government policies that support renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities.  The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support the sale of energy from renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their policies that support renewable energy and consider actions to make the policies less conducive to the development and operation of renewable energy facilities.   Any reductions to, or the elimination of, governmental incentives that support renewable energy, such as those reductions that have been enacted in Spain and are applicable to the Spain solar projects in that country, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

The Dodd-Frank Act, enacted into law in July 2010, among other things, provides for the regulation of the OTC derivatives market.  The Dodd-Frank Act includes provisions that will require certain OTC derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform.  While the legislation is broad and detailed, there are still substantial portions of the legislation that either require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the CFTC or otherwise require further interpretation guidance from federal government agencies.

NEE and FPL cannot predict the final rules that will be adopted to implement the OTC derivatives market provisions of the Dodd-Frank Act (or the ultimate interpretation of those rules).  Those rules could negatively affect NEE's and FPL's ability to hedge their commodity and interest rate risks, which could have a material adverse effect on NEE's and FPL's results of operations.  NEE is reviewing the scope of these rules and is evaluating whether it may have portions of its business that may be required to register as swap dealers or major swap participants and submit to extensive regulation if it wishes to continue certain aspects of its derivative activities.  The rules could also cause NEER to restructure part of its energy marketing and trading operations or to discontinue certain portions of its business.  In addition, if the rules require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially adversely affected, and their ability to enter into OTC derivatives to hedge commodity and interest rate risks could be significantly limited.  Reporting and compliance requirements of the rules also could significantly increase operating costs and expose NEE and FPL to penalties for non-compliance.  The Dodd-Frank Act or other initiatives also could impede the efficient operation of the commodities trading and derivatives markets, which could also materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities.

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

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions. Proceedings could include, for example, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements such as air, water and soil quality standards.

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

NEE and FPL are subject to extensive federal regulation, which generally imposes significant and increasing compliance costs on NEE's and FPL's operations.  Additionally, any actual or alleged compliance failures could result in significant costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties.  As an example, under the Energy Policy Act of 2005, NEE and FPL, as owners and operators of bulk power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards.  Compliance with these mandatory reliability standards may subject NEE and FPL to higher operating costs and may result in increased capital expenditures.  If FPL or NEE is found not to be in compliance with these standards, it may incur substantial monetary penalties and other sanctions.  Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's ability to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, and other third parties, negative publicity, transmission interconnection issues and other factors.  If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or recoverable through regulatory mechanisms that may otherwise be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns and could be required to write-off all or a portion of their investment in the project.  Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

Poor market performance and other economic factors could affect NEE's defined benefit pension plan's funded status, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  A decline in the market value of the assets held in the defined benefit pension plan due to poor investment performance or other factors may increase the funding requirements for this obligation.

NEE's defined benefit pension plan is sensitive to changes in interest rates, since, as interest rates decrease the funding liabilities increase, potentially increasing benefits costs and funding requirements.  Any increase in benefits costs or funding requirements may have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE holds other investments where changes in the fair value affect NEE's financial results.  In some cases there may be no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques.  This type of analysis requires significant judgment and the actual values realized in a sale of these investments could differ materially from those estimated.  A sale of an investment below previously estimated value, or other decline in the fair value of an investment, could result in losses or the write-off of such investment, and may have a material adverse effect on NEE's financial condition and results of operations.

NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NEE.

NEE is a holding company and, as such, has no material operations of its own.  Substantially all of NEE's consolidated assets are held by its subsidiaries.  NEE's ability to meet its financial obligations, including, but not limited to, its guarantees, and to pay dividends on its common stock is primarily dependent on its subsidiaries' net income and cash flows, which are subject to the risks of their respective businesses, and their ability to pay upstream dividends or to repay funds to NEE.

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

Generating Facilities

FPL

At December 31, 2012, the electric generating, transmission, distribution and general facilities of FPL represented approximately 50%, 11%, 34% and 5%, respectively, of FPL's gross investment in electric utility plant in service and other property.  At December 31, 2012, FPL had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw)(a)
Fossil
Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,432
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,111
Martin	Indiantown, FL	1	Gas/Oil/Solar Thermal	1,141	(b)
Martin	Indiantown, FL	2	Gas	938
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,946
Turkey Point	Florida City, FL	1	Gas/Oil	1,148
West County	West Palm Beach, FL	3	Gas/Oil	3,657

Steam turbines
Manatee	Parrish, FL	2	Oil/Gas	1,621
Martin	Indiantown, FL	2	Oil/Gas	1,652
Port Everglades	Port Everglades, FL	2	Oil/Gas	761	(c)
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(d)
Scherer	Monroe County, GA	1	Coal	642	(e)
Turkey Point	Florida City, FL	2	Oil/Gas	788

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	2	Gas/Oil	315

Gas turbines
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,824	(f)
Turkey Point	Florida City, FL	2	Nuclear	1,502

Solar PV
DeSoto	Arcadia, FL	1	Solar PV	25
Space Coast	Cocoa, FL	1	Solar PV	10
TOTAL				24,057	(g)
______________________

(a)	Represents FPL's net ownership interest in warm weather peaking capability.

(b)	The megawatts generated by the 75 mw solar thermal facility replace steam produced by this unit and therefore are not incremental.

(c)	As part of the modernization of the Port Everglades plant, two units were retired in November 2012 and the remaining two units will be retired during the first quarter of 2013.

(d)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.

(e)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.

(f)	Excludes Orlando Utilities Commission's and the Florida Municipal Power Agency's combined share of approximately 15% of St. Lucie Unit No. 2.

(g)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NEER

At December 31, 2012, NEER had the following generating facilities:

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw)(a)
Wind
Ashtabula Wind(b)(c)	Barnes County, ND	Midwest	99	Wind	148
Ashtabula Wind II(b)(c)	Griggs & Steele Counties, ND	Midwest	80	Wind	120
Ashtabula Wind III	Barnes County, ND	Midwest	39	Wind	62
Baldwin Wind(b)	Burleigh County, ND	Midwest	64	Wind	102
Blackwell Wind	Kay County, OK	Other South	26	Wind	60
Blue Summit	Wilbarger County, TX	Texas	85	Wind	135
Buffalo Ridge	Lincoln County, MN	Midwest	73	Wind	26
Butler Ridge Wind(b)(c)	Dodge County, WI	Midwest	36	Wind	54
Cabazon(b)	Riverside County, CA	West	52	Wind	39
Callahan Divide(b)	Taylor County, TX	Texas	76	Wind	114
Capricorn Ridge(c)	Sterling & Coke Counties, TX	Texas	208	Wind	364
Capricorn Ridge Expansion(c)	Sterling & Coke Counties, TX	Texas	199	Wind	298
Cerro Gordo(b)	Cerro Gordo County, IA	Midwest	55	Wind	41
Cimarron(b)	Gray County, KS	Other South	72	Wind	166
Conestogo Wind	Wellington County, Ontario, Canada	Midwest	10	Wind	23
Crystal Lake I(b)(c)	Hancock County, IA	Midwest	100	Wind	150
Crystal Lake II	Winnebago County, IA	Midwest	80	Wind	200
Crystal Lake III	Winnebago County, IA	Midwest	44	Wind	66
Day County Wind(b)	Day County, SD	Midwest	66	Wind	99
Delaware Mountain	Culberson County, TX	Texas	38	Wind	28
Diablo Wind(b)	Alameda County, CA	West	31	Wind	21
Elk City Wind(b)	Roger Mills & Beckham Counties, OK	Other South	43	Wind	99
Elk City Wind II	Roger Mills & Beckham Counties, OK	Other South	66	Wind	101
Endeavor Wind	Osceola County, IA	Midwest	40	Wind	100
Endeavor Wind II	Osceola County, IA	Midwest	20	Wind	50
Ensign Wind	Gray County, KS	Other South	43	Wind	99
Ghost Pine Wind	Kneehill County, Alberta, Canada	West	51	Wind	82
Gray County	Gray County, KS	Other South	170	Wind	112
Green Mountain(b)	Somerset County, PA	Northeast	8	Wind	10
Green Power	Riverside County, CA	West	22	Wind	17
Green Ridge Power	Alameda & Contra Costa Counties, CA	West	803	Wind	87
Hancock County(b)	Hancock County, IA	Midwest	148	Wind	98
High Winds(b)	Solano County, CA	West	90	Wind	162
Horse Hollow Wind(b)	Taylor County, TX	Texas	142	Wind	213
Horse Hollow Wind II(b)	Taylor & Nolan Counties, TX	Texas	130	Wind	299
Horse Hollow Wind III(b)	Nolan County, TX	Texas	149	Wind	224
Indian Mesa	Pecos County, TX	Texas	125	Wind	83
King Mountain(b)	Upton County, TX	Texas	214	Wind	278
Lake Benton II(b)	Pipestone County, MN	Midwest	137	Wind	103
Langdon Wind(b)(c)	Cavalier County, ND	Midwest	79	Wind	118
Langdon Wind II(b)(c)	Cavalier County, ND	Midwest	27	Wind	41
Lee / DeKalb Wind	Lee & DeKalb Counties, IL	Midwest	145	Wind	217
Limon I(b)(c)	Lincoln, Elbert & Arapahoe Counties, CO	West	125	Wind	200
Limon II(b)(c)	Lincoln, Elbert & Arapahoe Counties, CO	West	125	Wind	200
Logan Wind(c)	Logan County, CO	West	134	Wind	201
Majestic Wind(b)(c)	Carson County, TX	Texas	53	Wind	80
Majestic Wind II(b)(c)	Carson & Potter Counties, TX	Texas	51	Wind	79
Meyersdale(b)	Somerset County, PA	Northeast	20	Wind	30
Mill Run(b)	Fayette County, PA	Northeast	10	Wind	15
Minco Wind(b)	Grady County, OK	Other South	62	Wind	99
Minco Wind II(b)	Grady & Caddo Counties, OK	Other South	63	Wind	101
Minco Wind III	Grady, Caddo & Canadian Counties, OK	Other South	63	Wind	101
Mojave 3/4/5	Kern County, CA	West	246	Wind	41
Montezuma Wind(b)	Solano County, CA	West	16	Wind	37
Montezuma Wind II(b)(c)	Solano County, CA	West	34	Wind	78
Mount Copper(b)	Gaspésie, Quebec, Canada	Midwest	30	Wind	54

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw)(a)
Mount Miller(b)	Gaspésie, Quebec, Canada	Midwest	30	Wind	54
Mountaineer Wind(b)	Preston & Tucker Counties, WV	Northeast	44	Wind	66
Mower County Wind(c)	Mower County, MN	Midwest	43	Wind	99
New Mexico Wind(b)	Quay & Debaca Counties, NM	West	136	Wind	204
North Dakota Wind(b)	LaMoure County, ND	Midwest	41	Wind	62
North Sky River	Kern County, CA	West	100	Wind	160
Northern Colorado(b)	Logan County, CO	West	81	Wind	174
Oklahoma / Sooner Wind(b)	Harper & Woodward Counties, OK	Other South	68	Wind	102
Oliver County Wind I(c)	Oliver County, ND	Midwest	22	Wind	51
Oliver County Wind II(c)	Oliver County, ND	Midwest	32	Wind	48
Peetz Table Wind(c)	Logan County, CO	West	133	Wind	199
Perrin Ranch Wind(b)	Coconino County, AZ	West	62	Wind	99
Pubnico Point(b)	Yarmouth County, Nova Scotia, Canada	Midwest	17	Wind	31
Red Canyon Wind(b)	Borden, Garza & Scurry Counties, TX	Texas	56	Wind	84
Red Mesa Wind	Cibola County, NM	West	64	Wind	102
Sky River(b)	Kern County, CA	West	322	Wind	73
Somerset Wind Power(b)	Somerset County, PA	Northeast	6	Wind	9
South Dakota Wind(b)	Hyde County, SD	Midwest	27	Wind	41
Southwest Mesa(b)	Upton & Crockett Counties, TX	Texas	106	Wind	74
Stateline(b)	Umatilla County, OR and Walla Walla County, WA	West	454	Wind	300
Story County Wind(b)(c)	Story County, IA	Midwest	100	Wind	150
Story County Wind II(b)	Story & Hardin Counties, IA	Midwest	100	Wind	150
Tuscola Bay(b)	Tuscola, Bay & Saginaw Counties, MI	Midwest	75	Wind	120
Vansycle(b)	Umatilla County, OR	West	38	Wind	25
Vansycle II	Umatilla County, OR	West	43	Wind	99
Vasco Winds(b)(c)	Contra Costa County, CA	West	33	Wind	78
Victory Garden(b)	Kern County, CA	West	96	Wind	22
Waymart(b)	Wayne County, PA	Northeast	43	Wind	65
Weatherford Wind(b)	Custer & Washita Counties, OK	Other South	98	Wind	147
Wessington Springs Wind(b)(c)	Jerauld County, SD	Midwest	34	Wind	51
White Oak(b)(c)	McLean County, IL	Midwest	100	Wind	150
Wilton Wind(b)	Burleigh County, ND	Midwest	33	Wind	49
Wilton Wind II(b)(c)	Burleigh County, ND	Midwest	33	Wind	50
Windpower Partners 1990	Alameda & Contra Costa Counties, CA	West	141	Wind	14
Windpower Partners 1991	Alameda & Contra Costa Counties, CA	West	162	Wind	16
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	West	223	Wind	22
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	West	300	Wind	30
Windpower Partners 1993(b)(c)	Riverside County, CA	West	33	Wind	50
Windpower Partners 1994	Culberson County, TX	Texas	107	Wind	39
Wolf Ridge Wind	Cooke County, TX	Texas	75	Wind	112
Woodward Mountain	Upton & Pecos Counties, TX	Texas	242	Wind	160
Wyoming Wind(b)	Uinta County, WY	West	80	Wind	144
Investments in joint ventures(b)	Kern County, CA	West	397	Wind	57
Total Wind					10,057

Contracted
Bayswater(b)	Far Rockaway, NY	Northeast	2	Gas	56
Duane Arnold	Palo, IA	Midwest	1	Nuclear	431	(d)
Hatch Solar	Hatch, NM	West	1	Solar CPV	5
Jamaica Bay(b)	Far Rockaway, NY	Northeast	2	Gas/Oil	54
Marcus Hook 750(b)	Marcus Hook, PA	Northeast	4	Gas	744
Moore Solar(b)	Lambton County, Ontario, Canada	Northeast	1	Solar PV	20
Point Beach	Two Rivers, WI	Midwest	2	Nuclear	1,190
Sombra Solar(b)	Lambton County, Ontario, Canada	Northeast	1	Solar PV	20
Investments in joint ventures:
SEGS III-IX(b)	Kramer Junction & Harper Lake, CA	West	7	Solar Thermal	148
Other	Various	Northeast	4	(e)	158
Total Contracted					2,826

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (mw)(a)
Merchant
Forney	Forney, TX	Texas	8	Gas	1,792
Lamar Power Partners	Paris, TX	Texas	6	Gas	1,000
Maine - Cape, Wyman	Various - ME	Northeast	6	Oil	796	(f)
Maine(b)	Various - ME	Northeast	66	Hydro	351	(g)
Marcus Hook 50	Marcus Hook, PA	Northeast	1	Gas	50
Paradise Solar	West Deptford, NJ	Northeast	1	Solar PV	5
Seabrook	Seabrook, NH	Northeast	1	Nuclear	1,100	(h)
Investment in joint venture	Sayreville, NJ	Northeast	3	Gas	145
Total Merchant					5,239
TOTAL					18,122
______________________

(a)	Represents NEER's net ownership interest in plant capacity.

(b)	These generating facilities are encumbered by liens against their assets securing various financings.

(c)	NEER owns these wind facilities together with third-party investors with differential membership interests. See Note 1 - Sale of Differential Membership Interests.

(d)	Excludes Central Iowa Power Cooperative and Corn Belt Power Cooperative's combined share of 30%.

(e)	Represents plants with no more than 50% ownership using fuels such as natural gas and waste coal.

(f)	Excludes six other energy-related partners' combined share of 16%.

(g)	See Note 1 - Assets and Liabilities Associated with Assets Held for Sale for discussion of the pending sale of these facilities.

(h)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution

At December 31, 2012, FPL owned and operated 591 substations and the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles
500	kv	1,106	(a)	—
230	kv	3,038		25
138	kv	1,577		53
115	kv	748		1
69	kv	165		14
Less than 69 kv		42,331		25,207
Total		48,965		25,300
______________________
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

Item 3.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Note 13 - Legal Proceedings. Such descriptions are incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by NEE.  NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE."  The high and low sales prices for the common stock of NEE as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2012			2011
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
First	$61.21	$58.57	$0.60	$55.86	$51.54	$0.55
Second	$68.96	$61.20	$0.60	$58.98	$54.16	$0.55
Third	$72.22	$65.95	$0.60	$58.25	$49.00	$0.55
Fourth	$72.21	$66.05	$0.60	$61.20	$51.33	$0.55

The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors.  The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant.  The ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to NEE.  In February 2013, NEE announced that it would increase its quarterly dividend on its common stock from $0.60 to $0.66 per share.  See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 10 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NEE.

As of the close of business on January 31, 2013, there were 24,339 holders of record of NEE's common stock.

Issuer Purchases of Equity Securities.  Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2012 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/2012 - 10/31/12	847	$70.26	—	13,274,748
11/1/2012 - 11/30/12	516	$66.49	—	13,274,748
12/1/2012 - 12/31/12	512	$70.58	—	13,274,748
Total	1,875	$69.31	—
______________________

(a)
Includes: (1) in October and November 2012, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in December 2012, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2012	2011	2010	2009	2008
SELECTED DATA OF NEE (millions, except per share amounts):
Operating revenues	$14,256	$15,341	$15,317	$15,643	$16,410
Net income(a)	$1,911	$1,923	$1,957	$1,615	$1,639
Earnings per share of common stock - basic	$4.59	$4.62	$4.77	$3.99	$4.10
Earnings per share of common stock - assuming dilution	$4.56	$4.59	$4.74	$3.97	$4.07
Dividends paid per share of common stock	$2.40	$2.20	$2.00	$1.89	$1.78
Total assets(b)	$64,439	$57,188	$52,994	$48,458	$44,821
Long-term debt, excluding current maturities	$23,177	$20,810	$18,013	$16,300	$13,833
SELECTED DATA OF FPL (millions):
Operating revenues	$10,114	$10,613	$10,485	$11,491	$11,649
Net income	$1,240	$1,068	$945	$831	$789
Total assets	$34,853	$31,816	$28,698	$26,812	$26,175
Long-term debt, excluding current maturities	$8,329	$7,483	$6,682	$5,794	$5,311
Energy sales (kwh)	105,109	106,662	107,978	105,414	105,406
Energy sales:
Residential	50.8%	51.2%	52.2%	51.2%	50.5%
Commercial	43.0	42.2	41.3	42.7	43.2
Industrial	2.9	2.9	2.9	3.1	3.4
Interchange power sales	0.7	0.9	0.8	1.4	1.6
Other(c)	2.6	2.8	2.8	1.6	1.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Approximate 60-minute peak load (mw):(d)
Summer season	21,440	21,619	22,256	22,351	21,060
Winter season	20,286	17,934	21,153	24,346	20,031
Average number of customer accounts (thousands):
Residential	4,052	4,027	4,004	3,984	3,992
Commercial	512	508	504	501	501
Industrial	9	9	9	10	13
Other	3	3	3	4	4
Total	4,576	4,547	4,520	4,499	4,510
Average price billed to customers (cents per kwh)	9.51	9.83	9.34	11.19	10.96
______________________

(a)
Includes net unrealized mark-to-market after-tax gains (losses) associated with non-qualifying hedges of $(34) million, $190 million, $175 million, $(20) million and $170 million and OTTI after-tax income (losses), net of OTTI reversals of $31 million, $(6) million, $4 million, $(13) million and $(76) million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.  Also, 2011 includes an after-tax loss on the sale of natural gas-fired generating assets of approximately $98 million.  See Note 4 - Nonrecurring Fair Value Measurements.

(b)	In 2012, includes assets held for sale of approximately $335 million. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(c)	Includes the net change in unbilled sales.

(d)	Winter season includes November and December of the current year and January to March of the following year (for 2012, through February 27, 2013).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.6 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun.  The table below presents NEE’s net income and earnings per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of interest expense, the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including income taxes and eliminating entries (see Note 14 for additional segment information).  The discussion that follows should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein.  In the discussion below and in Results of Operations, all comparisons are with the corresponding items in the prior year.

	Net Income (Loss)			Earnings (Loss) Per Share, assuming dilution
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(millions)
FPL	$1,240	$1,068	$945	$2.96	$2.55	$2.29
NEER(a)	687	774	980	1.64	1.85	2.37
Corporate and Other	(16)	81	32	(0.04)	0.19	0.08
NEE	$1,911	$1,923	$1,957	$4.56	$4.59	$4.74
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

For the five years ended December 31, 2012, NEE delivered a total shareholder return of approximately 22%, significantly outpacing the S&P 500’s 9% return, the S&P 500 Utilities' 2% return, the Dow Jones U.S. Electricity's 5% decline and the S&P 500 Electric Utilities’ 5% decline.  The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

NextEra Energy, Inc.
S&P 500
S&P 500 Utilities
Dow Jones U.S. Electricity
S&P 500 Electric Utilities
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12

	12/07	12/08	12/09	12/10	12/11	12/12
NextEra Energy, Inc.	100.00	76.53	83.24	85.24	103.88	122.49
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P 500 Utilities	100.00	71.02	79.48	83.82	100.51	101.81
Dow Jones U.S. Electricity	100.00	69.45	75.89	79.86	94.02	94.98
S&P 500 Electric Utilities	100.00	74.17	76.67	79.30	95.93	95.40

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Dow Jones & Co. All rights reserved.

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
Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges (as described below) and OTTI losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals). However, other adjustments may be made from time to time with the intent to provide more meaningful and comparable results of ongoing operations. In 2011, adjusted earnings also excluded the after-tax loss on the sale of natural gas-fired generating assets (as described below).

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as non-qualifying hedges, represents certain transactions entered into as economic hedges but the transactions do not meet the requirements for hedge accounting or hedge accounting treatment is not elected.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions, such as the physical assets from which power is generated, are not marked to market.  As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions.  For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 3.

In late 2011, subsidiaries of NEER completed the sales of their ownership interests in five natural gas-fired generating plants with a total generating capacity of approximately 2,700 mw located in California, Virginia, Alabama, South Carolina and Rhode Island.  In connection with these sales, a loss of approximately $151 million ($98 million total after-tax with $92 million of this loss recorded by NEER) was recorded in NEE's consolidated statements of income, which was excluded from adjusted earnings.  See Note 4 - Nonrecurring Fair Value Measurements.

In late 2012, a subsidiary of NEER entered into an agreement to sell its ownership interest in a portfolio of hydropower generation plants and related assets with a total generating capacity of 351 mw located in Maine and New Hampshire. Upon the anticipated closing in the first quarter of 2013, NEER expects to record a gain which is expected to be excluded from 2013 adjusted earnings.  The operations of these projects were not material to NEE's consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 and the transaction is not expected to have a material effect on ongoing future financial results. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

The following table provides details of the adjustments considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2012	2011	2010
		(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(34)	$190	$175
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$31	$(6)	$4
After-tax loss on sale of natural gas-fired generating assets(b)	$—	$(98)	$—
______________________

(a)	$37 million of losses, $193 million of gains and $176 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	$92 million is included in NEER's net income; the balance is included in Corporate and Other.

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

2012 Summary

NEE's net income for 2012 was $12 million, or 3 cents per share, lower than 2011 primarily due to lower results at Corporate and Other and NEER, partly offset by higher earnings at FPL.

FPL's increase in net income in 2012 was primarily driven by investments in plant in service which resulted in higher use of FPL's surplus depreciation credit, as permitted under the 2010 rate agreement, to earn an 11% regulatory ROE on its retail rate base, as well as higher cost recovery clause results and higher AFUDC - equity.  The 2010 rate agreement was effective through December 31, 2012. See Outlook below for a discussion of the 2012 rate agreement. FPL's planned smart meter installations throughout Florida are approximately 96% complete, with a cumulative total of 4.3 million smart meters installed. In 2012, FPL maintained a typical residential bill that was the lowest of all 55 utilities in Florida and 26% below the national average based on a rate per kwh as of July 2012.

NEER's earnings decreased in 2012 primarily due to net unrealized mark-to-market losses from non-qualifying hedge activity in 2012 compared to gains on such hedges in 2011 and lower results from the existing asset portfolio, partly offset by the absence of the loss on sale of natural gas-fired generating assets and impairment charges recorded in 2011 and higher results in 2012 from new investments and the customer supply and proprietary power and gas trading businesses.  In 2012, NEER added over 1,500 mw of wind capacity, including its first wind project in the province of Ontario, Canada, and placed its 10,000th mw of wind capacity into service.

Corporate and Other's earnings in 2012 decreased primarily due to the absence of state deferred income tax benefits related to state tax law changes and an income tax benefit related to the dissolution of a subsidiary recorded in 2011.

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are primarily provided by cash flow from operations and short- and long-term borrowings and, from time to time, issuance of equity securities.  As of February 8, 2013, NEE's total net available liquidity was approximately $5.7 billion, of which FPL's portion was approximately $3.1 billion.

Outlook

FPL's 2012 rate agreement provides, among other things, base rate predictability through December 2016, including allowances for rate increases when the modernized Cape Canaveral, Rivera Beach and Port Everglades power plants are placed in service, and, as discussed in more detail below, permits FPL to amortize the reserve up to $400 million over the 2013 to 2016 period. FPL's allowed regulatory ROE over this period will be 10.50%, with a range of plus or minus 100 basis points.

NEE's strategy at both of its principal businesses seeks to meet customer needs more economically and reliably than competitors.  Meeting customer needs frequently requires the commitment of large capital expenditures to projects that have long lives and such commitments are difficult to reverse once made.  Both FPL and NEER have made commitments to a variety of major capital projects that are expected to be completed over the next several years.  While NEE management believes that these projects individually and collectively are attractive investments with the potential to create value for shareholders, there can be no guarantee that all or any of these projects will be successful.  Because of their importance, management focuses particular attention on these large projects.

In 2013, NEE expects to focus efforts in particular on the following initiatives:

At FPL:

•
Sustaining FPL's customer value proposition: The combination of low bills, good reliability and excellent customer service that FPL currently provides its customers is both an objective of FPL's strategy and an important contributor to its long-term business success.  FPL seeks to, at a minimum, maintain and ideally improve its overall customer value proposition.

•	Major capital projects: FPL is currently engaged in a large capital expansion program and its objective is to bring these projects in on schedule and within budget. This program includes:

•
modernizing its Cape Canaveral, Riviera Beach and Port Everglades power plants to high-efficiency natural gas-fired units (approximately 1,200 mw each at Cape Canaveral and Riviera Beach and 1,280 mw at Port Everglades) to be placed in service by June 2013, June 2014 and mid-2016, respectively, and

•
adding at least 510 mw of capacity at its existing nuclear units at St. Lucie and Turkey Point, to be placed in service by the spring of 2013, of which approximately 395 mw are in service as of December 31, 2012.

•
Natural gas pipeline: In December 2012, FPL issued an RFP to build a third major natural gas pipeline to serve peninsular Florida.  The proposed new pipeline will have an upstream segment which originates at an existing hub in Western Alabama and ends at a new hub to be built in Central Florida.  The downstream segment will originate at the new hub in Central Florida and connect with FPL's system in Martin County.  FPL plans to propose a self-build option for the downstream segment of the pipeline, which, if selected, is expected to be built, owned and operated by a FERC-regulated affiliate. The FERC-regulated affiliate is prepared to consider investing in support of a selected upstream segment to facilitate timely construction. The bids are due in April 2013, with the winning proposal(s) expected to be selected by the end of June 2013.  The pipeline will be subject to regulatory approvals.

At NEER:

•
Maintaining excellence in day-to-day operations:  NEER has developed a track record of generally running its facilities reliably and cost-effectively.  The company seeks to, at minimum, maintain and ideally improve its operating performance.

•
Solar:  Add nearly 900 mw of new solar generation by 2016, including the completion of the construction of the Spain solar projects in 2013 (see Note 13 - Commitments for recent changes in law that could negatively affect the Spain solar projects), the 250 mw Genesis solar project in California, the 550 mw Desert Sunlight solar project in California, in which NEER has a 50% equity investment, and the 250 mw McCoy solar PV project located in the Mojave Desert near the Genesis and Desert Sunlight solar projects.

•
Wind: Add approximately 600 mw of new Canadian wind generation by the end of 2015 and 175 mw of new U.S. wind generation in 2013. Continue to develop a backlog for U.S. wind for 2013 and 2014 in light of the PTC extension under the Taxpayer Relief Act.

At Lone Star: Achieve commercial operations by the end of the first quarter of 2013 on approximately 330 miles of transmission lines and other associated facilities in Texas.

In addition, NEE and FPL devote effort to numerous other initiatives designed to support their long-term growth and development.  There can be no guarantees that NEE or FPL will be successful in attaining their goals with respect to any of these initiatives.

For additional information on certain of the above matters, see Item 1. Business.

RESULTS OF OPERATIONS

NEE’s net income for 2012 was $1.91 billion, compared to $1.92 billion in 2011 and $1.96 billion in 2010.  The decrease in 2012 net income was primarily due to the absence of certain income tax benefits at Corporate and Other recorded in 2011 and lower results at NEER, partly offset by improved results at FPL. The decrease in NEE’s 2011 net income was primarily driven by lower earnings at NEER, partly offset by improved results at FPL and income tax benefits at Corporate and Other.

NEE's effective income tax rate for all periods presented reflects PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the American Recovery and Reinvestment Act of 2009 (Recovery Act).  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  PTCs can be significantly affected by wind generation and by the roll off of PTCs on certain wind projects after ten years of production (PTC roll off).  See Note 1 - Income Taxes, Note 1 - Sale of Differential Membership Interests and Note 6. Also see Item 1. Business - NEER - Generation and Other Operations - Policy Incentives for Renewable Energy Projects, for a discussion of the Taxpayer Relief Act.

FPL:  Results of Operations

FPL’s net income for 2012, 2011 and 2010 was $1,240 million, $1,068 million and $945 million, respectively, representing an increase in 2012 of $172 million and an increase in 2011 of $123 million.  FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms.

In 2010 through 2012, FPL earned a regulatory ROE of 11.0%, as permitted by the 2010 rate agreement. In 2012 and in 2011, growth in earnings for FPL was driven by:

•	investment in plant in service which resulted in higher use of FPL's surplus depreciation credit to earn an 11.0% regulatory ROE on its retail rate base,

•	higher cost recovery clause results, and

•	for 2012, higher AFUDC - equity.

Beginning in 2013, FPL's allowed regulatory ROE range under the 2012 rate agreement is 9.50% to 11.50%.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2012	2011	2010
		(millions)
Retail base	$4,246	$4,217	$4,190
Fuel cost recovery	3,815	4,416	4,090
Net deferral of retail fuel revenues	(44)	—	—
Net repayment of previously deferred retail fuel revenues	—	—	356
Other cost recovery clauses and pass-through costs, net of any deferrals	1,858	1,751	1,638
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	239	229	211
Total	$10,114	$10,613	$10,485

Retail Base

As permitted by the 2010 rate agreement, in 2012 and 2011, FPL collected approximately $52 million and $101 million, respectively, in additional retail base revenues through the capacity clause related to the placement in service of WCEC Unit No. 3 in May 2011.  Also included in 2012 retail base revenues were approximately $18 million of unbilled revenues associated with new retail base rates under the 2012 rate agreement (see FPSC Rate Orders below), which were billed in 2013.  Additional base revenues of approximately $22 million were collected in 2012 related to new nuclear capacity which was placed in service in 2011, as permitted by the FPSC's nuclear cost recovery rule.  In 2013, FPL expects to collect approximately $245 million of additional base revenues related to new nuclear capacity of approximately 365 mw, which was placed in service in 2012.  A base rate increase pursuant to the 2010 FPSC rate order increased 2011 retail base revenues by approximately $8 million.

FPSC Rate Orders
During the period 2010 to 2012, FPL's base rates were established by the 2010 FPSC rate order and the 2010 rate agreement which, among other things, during this period:

•	provided an approximately $75 million base rate increase on an annualized basis, effective March 1, 2010, and

•
permitted FPL to vary the amount of surplus depreciation credit taken in any calendar year up to certain limits, provided that in any year of the 2010 rate agreement FPL was required to use enough surplus depreciation credit to maintain an earned regulatory ROE within the range of 9.0% - 11.0%.

During 2012, 2011 and 2010, FPL recorded $480 million, $187 million and $4 million of surplus depreciation credit.  See Item 1. Business - FPL - FPL Regulation for additional information on the 2010 FPSC rate order and the 2010 rate agreement.

Effective January 2013 through December 2016, FPL's base rates will be determined by the 2012 rate agreement, which was approved by the FPSC in January 2013.  Key elements of the 2012 rate agreement include, among other things, the following:

•	New retail base rates and charges were established in January 2013 resulting in an increase in retail base revenues of $350 million on an annualized basis.

•
FPL's allowed regulatory ROE will be 10.50%, with a range of plus or minus 100 basis points. If FPL's earned regulatory ROE falls below 9.50%, FPL may seek retail base rate relief.  If the earned regulatory ROE rises above 11.50%, any party to the 2012 rate agreement other than FPL may seek a review of FPL's retail base rates.

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational (which is expected by June 2013, June 2014 and mid-2016, respectively).

•
Cost recovery of WCEC Unit No. 3, which was placed in service in May 2011, will continue to occur through the capacity clause; however, such recovery will not be limited to the projected annual fuel cost savings as was the case in the previous rate agreement.

•
Subject to certain conditions, FPL must amortize, over the term of the 2012 rate agreement, a depreciation reserve surplus remaining at the end of 2012 under the 2010 rate order (approximately $224 million) and may amortize a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million (collectively, the reserve), provided that in any year of the 2012 rate agreement, FPL must amortize at least enough reserve to maintain a 9.50% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.50%. The reserve will be amortized as a reduction of regulatory liabilities - accrued asset removal costs on NEE's and FPL's consolidated balance sheets.

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

On February 7, 2013, the Office of Public Counsel filed a notice of appeal to the Florida Supreme Court of the FPSC's final order regarding the 2012 rate agreement.

Retail Customer Usage and Growth
In each of the years ended December 31, 2012 and 2011, FPL experienced a 2.0% decrease in average usage per retail customer, primarily due to weather conditions partly offset in 2012 by higher non-weather related usage per retail customer, which decreased retail base revenues by approximately $90 million and $107 million, respectively.  The usage per retail customer data for the year ended December 31, 2011 includes three extra days of sales after adjusting for a change from a fiscal month to a calendar month.  For both years ended December 31, 2012 and 2011, FPL experienced a 0.6% increase in the average number of customer accounts, increasing retail base revenues by approximately $27 million and $25 million, respectively.

Non-weather related usage per retail customer increased in 2012 mirroring the continued gradual improvements in the Florida economy.  As of December 2012, Florida has experienced 29 consecutive months of positive year-over-year employment growth.  The state's unemployment rate has fallen from a high of 11.4% in January 2010 to 8.0% in December 2012.  The number of empty homes in FPL's service area is also gradually declining.  The number of inactive meters (premises where electric service is available but no customer is requesting electric service) declined by 6.4% in 2012 while the number of low usage accounts decreased by 1.3%.  At the same time, higher energy efficiencies are offsetting some of the increase in non-weather related usage per retail customer resulting from the improved economic outlook.

FPL has now experienced three consecutive years of moderately positive growth in the average number of customer accounts.  Some improvement in the rate of customer growth is expected in 2013, assuming no significant decline in the overall state of Florida's economy.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects. In 2012, 2011 and 2010, cost recovery clauses contributed $160 million, $108 million and $75 million, respectively, to FPL’s net income.  The increase in 2012 in cost recovery clause results was primarily due to a return related to additional nuclear capacity investments, while the increase in 2011 reflects a return related to additional solar, environmental and nuclear capacity investments.  In 2013, it is expected that earnings from cost recovery clauses will decline primarily as a result of the collection in 2013 of retail base revenues related to new nuclear capacity which was placed in service in 2012 (see Retail Base above).  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the consolidated statements of income. Underrecovery or overrecovery of cost recovery clause and other pass-through costs can significantly affect NextEra Energy's and FPL's operating cash flows.  The change from December 31, 2011 to December 31, 2012 in deferred clause and franchise expenses and in deferred clause and franchise revenues was approximately $129 million and positively affected NEE’s and FPL’s cash flows from operating activities for the year ended December 31, 2012.

Risk Management Fuel Procurement Program
FPL uses a risk management fuel procurement program which was approved by the FPSC.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL’s fuel requirements.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program was approximately $16 million and $502 million at December 31, 2012 and 2011, respectively.

The decrease in fuel cost recovery revenues in 2012 is primarily due to a lower average fuel factor of approximately $558 million and lower energy sales of $43 million.  The increase in fuel cost recovery revenues in 2011 reflects the absence of a $404 million one-time credit to retail customers’ bills made in 2010 pursuant to an FPSC order, partly offset by approximately $41 million related to lower energy sales and $37 million related to a lower average fuel factor.

Other
The increase in revenues from other cost recovery clauses and pass-through costs in 2012 is primarily due to higher revenues associated with the FPSC’s nuclear cost recovery rule reflective of higher earnings on additional nuclear capacity investments.  The nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to a fixed pretax AFUDC rate) on construction costs and a return on investment for new nuclear capacity through levelized charges under the capacity clause.  The same rule provides for the recovery of construction costs, once property related to the new nuclear capacity goes into service, through a base rate increase effective beginning the following January.

Other Items Impacting FPL Results

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2012	2011	2010
		(millions)
Fuel and energy charges during the period	$3,657	$4,237	$4,714
Net collection of previously deferred retail fuel costs	103	159	—
Net deferral of retail fuel costs	—	—	(276)
Other, primarily capacity charges, net of any capacity deferral	505	581	544
Total	$4,265	$4,977	$4,982

The decrease in fuel and energy charges in 2012 reflects lower fuel and energy prices of $526 million and lower energy sales of $54 million.  The decrease in fuel and energy charges in 2011 reflects lower fuel and energy prices of approximately $415 million and lower energy sales of $62 million.

O&M Expenses
FPL's O&M expenses increased $74 million in 2012 primarily due to higher employee-related and insurance costs, as well as higher fossil plant outage costs primarily due to timing. Also, FPL's O&M expenses in 2012 reflect higher cost recovery clause costs of approximately $21 million, which did not significantly affect net income. FPL’s O&M expenses increased $79 million in 2011 primarily due to higher cost recovery clause costs.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2012	2011	2010
		(millions)
Surplus depreciation credit recorded under the 2010 rate agreement	$(480)	$(187)	$(4)
Other depreciation and amortization recovered under base rates	1,013	944	891
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	126	41	121
Total	$659	$798	$1,008

Under the terms of the 2010 rate agreement, FPL could vary the amount of surplus depreciation credit taken in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a cap of $776 million over the 2010 to 2012 period.  See FPSC Rate Orders above for additional information on the use of the remaining depreciation reserve surplus. The increase in surplus depreciation credit recorded under the 2010 rate agreement in 2012 and 2011 is primarily a result of increased plant investment and enabled FPL to earn its 11.0% regulatory ROE. The increase in other depreciation and amortization expense recovered under base rates in 2012 and 2011 is primarily due to higher plant in service balances.  The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization in 2012 is primarily due to true ups of prior year recoveries under the FPSC's nuclear cost recovery rule, while the decrease in such depreciation in 2011 is primarily due to lower depreciation and amortization under the FPSC's nuclear cost recovery rule.  See Note 1 - Electric Plant, Depreciation and Amortization.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other decreased $3 million in 2012 primarily due to lower franchise fees and revenue taxes (collectively, $31 million), both of which are pass-through costs and reflect the decrease in fuel cost recovery clause revenues, partly offset by higher property taxes of $28 million reflecting growth in plant in service balances. The increase in 2011 of $37 million was primarily due to higher franchise fees and revenue taxes, reflecting the increase in revenues from fuel and other cost recovery clauses and pass-through costs, and higher property taxes of $5 million reflecting growth in plant in service balances partly offset by a lower average property tax rate.

Interest Expense
The increase in interest expense in 2012 is primarily due to higher average debt balances, partly offset by lower average interest rates, lower interest expense on customer deposits reflecting lower rates and lower average customer deposit balances and higher AFUDC - debt.  The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity.  The increase in interest expense in 2011 is primarily due to higher average interest rates and higher average debt balances.  Interest expense on storm-recovery bonds, as well as certain other interest expense on clause-recoverable investments (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge.  Clause interest for 2012, 2011 and 2010 amounted to approximately $81 million, $65 million and $56 million, respectively.  The increase in clause interest in 2012 and 2011 is primarily due to higher interest associated with nuclear capacity and environmental investments and, in 2011, also reflects higher interest associated with solar investments.

AFUDC - Equity
The increase in AFUDC - equity in 2012 is primarily due to additional AFUDC - equity on the Cape Canaveral and Riviera Beach modernization projects, partly offset by the absence of AFUDC - equity on WCEC Unit No. 3, which was placed in service in May 2011.

NEER: Results of Operations

NEER’s net income for 2012, 2011 and 2010 was $687 million, $774 million and $980 million, respectively, resulting in a decrease in 2012 of $87 million and a decrease in 2011 of $206 million.  The primary drivers, on an after-tax basis, of these decreases were as follows:

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2012	2011
	(millions)
New investments(a)	$91	$(26)
Existing assets:(a)
Wind	(86)	96
Merchant	(59)	(93)
Contracted	(33)	23
Total existing assets	(178)	26
Gas infrastructure(b)	24	23
Customer supply and proprietary power and gas trading businesses(b)	44	(92)
Asset sales and restructuring activities	20	(18)
Impairment charges	31	(20)
Interest expense, differential membership costs and other	(18)	(14)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(230)	17
Loss on sale of natural gas-fired generating assets(e)	92	(92)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	37	(10)
Net income decrease	$(87)	$(206)
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

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 3 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

(e)	See Note 4 - Nonrecurring Fair Value Measurements and Overview for additional information.

New Investments

In 2012, results from new investments increased primarily due to:

•	the addition of approximately 1,899 mw of wind and 45 mw of solar generation during or after 2011,

•	higher deferred income tax and other benefits associated with convertible ITCs of $16 million, and

•	higher state ITCs of $10 million.

In 2011, results from new investments decreased primarily due to:

•	lower deferred income tax and other benefits associated with convertible ITCs of approximately $33 million, and

•	lower state ITCs of $6 million,
partly offset by,

•	the addition of approximately 1,130 mw of wind and 5 mw of solar generation during or after 2010.

Existing Assets

Wind
In 2012, results from NEER's existing wind asset portfolio decreased primarily due to:

•	PTC roll off of $37 million,

•	the absence of approximately $33 million of income tax benefits related to a valuation allowance reversal for certain state ITCs (state ITC benefit) recorded in 2011, and

•	the balance primarily attributable to a lower wind resource, partly offset by certain state tax benefits.

In 2011, results from NEER's existing wind asset portfolio increased primarily due to:

•
lower after-tax depreciation and amortization expense of $44 million due to a change in estimate of the useful lives of certain equipment across the wind portfolio (see Note 1 - Electric Plant, Depreciation and Amortization),

•	higher wind results of approximately $35 million due to a higher wind resource offset in part by lower prices, and

•	a $30 million state ITC benefit,
partly offset by

•	PTC roll off of $15 million.

Merchant
In 2012, results from NEER's existing merchant asset portfolio decreased primarily due to:

•	lower results at Seabrook of approximately $23 million primarily due to lower priced hedges,

•	lower results of $22 million in the ERCOT region, primarily due to market conditions as the prior year benefited from high market prices in August 2011, and higher O&M costs, and

•	lower hydro results of $13 million primarily due to lower priced hedges and a lower water resource.

In 2011, results from NEER's existing merchant asset portfolio decreased due to lower results at Seabrook of approximately $91 million primarily due to extended and unplanned outages in 2011 and lower priced hedges.

Contracted
In 2012, results from NEER's existing contracted asset portfolio decreased primarily due to:

•	the absence of earnings of approximately $39 million from the natural gas-fired generating plants which were sold in the fourth quarter of 2011, and

•
lower results of $19 million related to the expiration of power sales agreements at certain joint venture projects, which is reflected in equity in earnings of equity method investees in NEE's consolidated statements of income, partly offset by,

•
higher results of $25 million at Point Beach primarily due to the absence of a planned outage which occurred in the prior year and the addition of 167 mw of capacity, approximately one-half of which was completed in June 2011 and the other half of which was completed in December 2011, partly offset by higher O&M and depreciation expenses.

In 2011, results from NEER's existing contracted asset portfolio increased primarily due to:

•	earnings on the Marcus Hook 750 facility which was moved from the merchant category in mid-2010, and

•	higher earnings from the natural gas-fired project in California, which was moved from the merchant category in mid-2010 and sold in the fourth quarter of 2011.

Gas Infrastructure

The increase in gas infrastructure results in 2012 is primarily due to income from additional production, partly offset by lower gains from exiting the hedged positions on a number of future gas production opportunities.  The increase in gas infrastructure results in 2011 is primarily due to higher gains from exiting the hedged positions on a number of future gas production opportunities.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses increased in 2012 primarily due to improved market conditions, favorable weather and the absence of certain losses incurred in the prior year. The decrease in 2011 results from the customer supply and proprietary power and gas trading businesses is primarily due to lower full requirements results, lower power and gas trading results, lower results from the retail electricity provider reflecting the adverse effects of purchasing power at high prices during a period of hot weather in Texas in August 2011 and the absence of a gain on the sale of a power supply contract realized in 2010.

Asset Sales and Restructuring Activities

Asset sales and restructuring activities in 2012 primarily include an after-tax gain of approximately $8 million on the sale of a 30 mw wind project, an after-tax gain of $6 million on the sale of solar development rights and a $5 million after-tax gain related to an investment previously accounted for under the equity method in which NEER obtained a controlling interest (controlling interest gain). Asset sales and restructuring activities in 2010 include an after-tax gain of approximately $6 million on the sale of a coal-fired project and an after-tax gain on a waste-to-energy project of approximately $12 million recorded in 2010 after the expiration of an option for the buyer to sell the project back to NEER.

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

Interest Expense, Differential Membership Costs and Other

In 2012, interest expense, differential membership costs and other reflects higher employee-related costs and, higher borrowing costs to support the growth of the business substantially offset by lower average interest rates and the absence of interest expense on debt associated with the natural gas-fired generating plants sold in the fourth quarter of 2011. In 2011, interest expense, differential membership costs and other reflects higher interest and other costs due to growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the year ended December 31, 2012 decreased $607 million primarily due to:

•	the absence of revenues of approximately $469 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011,

•	lower unrealized mark-to-market gains from non-qualifying hedges ($115 million in 2012 compared to $414 million in 2011), and

•	unfavorable market conditions in the ERCOT and NEPOOL regions and lower revenues at PMI (collectively, $215 million), partly offset by,

•	higher revenues from new investments and gas infrastructure (collectively, $228 million),

•	higher revenues of $120 million at NEER's contracted nuclear facilities primarily due to the absence of a 2011 planned outage, the addition of capacity at Point Beach and favorable contract pricing.

Operating revenues for the year ended December 31, 2011 decreased $134 million primarily due to:

•
lower revenues at PMI, reflecting lower trading and full requirements activity, and lower revenues from the existing asset portfolio, primarily due to the extended and unplanned outages at Seabrook and unfavorable market conditions in the NEPOOL and ERCOT regions (collectively, approximately $763 million), partly offset by,

•	higher unrealized mark-to-market gains from non-qualifying hedges ($414 million in 2011 compared to $75 million of losses on such hedges in 2010), and

•	higher revenues from project additions of $132 million.

Operating Expenses
Operating expenses for the year ended December 31, 2012 decreased $327 million primarily due to:

•	the absence of operating expenses of approximately $365 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011, and

•	the absence of the $51 million impairment charge recorded in 2011, partly offset by,

•	higher unrealized mark-to-market losses from non-qualifying hedges ($184 million in 2012 compared to $95 million in 2011).

Operating expenses for the year ended December 31, 2011 increased $49 million primarily due to:

•	higher unrealized mark-to-market losses from non-qualifying hedges ($95 million in 2011 compared to $364 million of gains on such hedges in 2010), and

•	higher impairment charges of $32 million,
partly offset by,

•	lower fuel costs of approximately $445 million.

Interest Expense
NEER’s interest expense for the year ended December 31, 2012 decreased $56 million primarily due to lower average interest rates and the absence of interest expense on debt associated with the natural gas-fired generating plants sold in the fourth quarter of 2011.  NEER’s interest expense for the year ended December 31, 2011 increased $15 million primarily due to increased borrowings to support the growth of the business, partly offset by lower average interest rates and higher interest capitalized on construction projects.

Benefits associated with differential memberships interests - net
Benefits associated with differential memberships interests - net in NEE's consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind project, net of associated costs.  See Note 1 - Basis of Presentation and Note 1 - Sale of Differential Membership Interests.  For the years ended December 31, 2012 and 2011 benefits associated with differential memberships interests - net also includes $13 million and $52 million, respectively, of benefits where the investors elected to receive the convertible ITCs related to the underlying wind project.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds and, for these respective periods, include approximately $69 million, $25 million and $24 million of OTTI reversals. Gains on disposal of assets - net in NEE’s consolidated statements of income also reflect:

•	in 2012, a pretax gain of $13 million on the sale of the 30 mw wind project,

•	in 2012, a pretax gain of $7 million related to the controlling interest gain, and

•	in 2010, a pretax gain of $18 million on the sale of the waste-to-energy project.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and were approximately $203 million, $271 million and $307 million for the years ended December 31, 2012, 2011 and 2010, respectively.  In addition, NEE’s effective income tax rate for the years ended December 31, 2012, 2011 and 2010 was affected by deferred income tax benefits associated with convertible ITCs of $44 million, $2 million and $68 million, respectively.  See Note 6.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of interest expense, the operating results of NEET, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NEER.  Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating non-utility interest expense, the liability associated with differential membership interests sold by NEER’s subsidiaries is included with debt.  Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Years Ended December 31,
	2012	2011	2010
		(millions)
Interest expense, net of allocations to NEER	$(90)	$(72)	$(63)
Interest income	36	32	43
Federal and state income tax benefits	20	91	35
Other	18	30	17
Net income (loss)	$(16)	$81	$32

The increase in interest expense in 2012 and 2011 reflects higher average debt balances and, in 2012, a lower allocation of interest costs to NEER, as NEER obtained additional project-specific financing, partly offset by lower average interest rates. The decline in interest income in 2011 is primarily due to lower interest recorded on unrecognized tax benefits, reflecting the settlement with the Internal Revenue Service in 2011.  See Note 6 - Unrecognized Tax Benefits.  The federal and state income tax benefits reflect consolidating income tax adjustments and include the following items:

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

Other includes all other corporate income and expenses, as well as other business activities.  The decline in other in 2012 is primarily due to approximately $18 million of after-tax investment losses, including an impairment charge on an early stage technology investment, a $6 million after-tax loss on the redemption in 2012 of NEECH junior subordinated debentures, as well as other corporate costs, partly offset by higher results from other business activities.  The pretax amount of the impairment charge on the early stage technology investment and the loss on the redemption of NEECH junior subordinated debentures collectively amounted to approximately $30 million and is reflected in other - net in NEE's consolidated statements of income. The increase in other in 2011 is primarily due to the absence of an $11 million after-tax loss recorded in 2010 on the sale of assets held under leveraged leases; the pretax amount ($17 million) of such loss is reflected in other - net in NEE's consolidated statements of income.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the years ended December 31, 2012, 2011 and 2010 were as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(millions)
Sources of cash:
Cash flows from operating activities	$3,992	$4,074	$3,834	$2,823	$2,245	$1,934
Long-term borrowings and change in loan proceeds restricted for construction	6,944	3,375	3,724	1,296	840	924
Proceeds from sale of differential membership interests, net of payments to investors	669	366	261	—	—	—
Sale of natural gas-fired generating assets	—	1,204	—	—	—	—
Capital contribution from NEE	—	—	—	440	410	660
Cash grants under the Recovery Act	196	624	588	—	218	161
Issuances of common stock - net	405	48	308	—	—	—
Net increase in short-term debt	61	460	—	—	229	—
Other sources - net	141	205	76	68	89	65
Total sources of cash	12,408	10,356	8,791	4,627	4,031	3,744
Uses of cash:
Capital expenditures and independent power and other investments and nuclear fuel purchases	(9,461)	(6,628)	(5,846)	(4,285)	(3,502)	(2,706)
Retirements of long-term debt	(1,612)	(2,121)	(769)	(50)	(45)	(42)
Net decrease in short-term debt	—	—	(1,130)	(225)	—	(717)
Dividends	(1,004)	(920)	(823)	—	(400)	(250)
Repurchases of common stock	(19)	(375)	—	—	—	—
Other uses - net	(360)	(237)	(159)	(63)	(68)	(92)
Total uses of cash	(12,456)	(10,281)	(8,727)	(4,623)	(4,015)	(3,807)
Net increase (decrease) in cash and cash equivalents	$(48)	$75	$64	$4	$16	$(63)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(millions)
FPL:
Generation:
New	$2,488	$1,424	$1,112
Existing	520	907	636
Transmission and distribution	966	880	606
Nuclear fuel	215	365	101
General and other	95	213	101
Other, primarily the exclusion of AFUDC - equity and change in accrued property additions	1	(287)	150
Total	4,285	3,502	2,706
NEER:
Wind	2,365	1,037	1,972
Solar	1,235	519	155
Nuclear, including nuclear fuel	286	686	512
Other	795	532	433
Total	4,681	2,774	3,072
Corporate and Other	495	352	68
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$9,461	$6,628	$5,846

In January 2013, NEECH redeemed all $350 million principal amount of its outstanding 6.60% Series A Enhanced Junior Subordinated Debentures due in 2066 and sold $450 million principal amount of its 5.00% Series J Junior Subordinated Debentures due in 2073.

Liquidity

On February 8, 2013, FPL and NEECH refinanced a portion of their bank revolving line of credit facilities. The table below provides the components of FPL's and NEECH's estimated net available liquidity as of that date.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,600	$7,600	(b)	(b)
Less letters of credit(c)	(3)	(1,134)	(1,137)
	2,997	3,466	6,463

Revolving credit facility	235	—	235	2014
Less borrowings(c)	—	—	—
	235	—	235

Letter of credit facilities(d)	—	250	250		2015
Less letters of credit(c)	—	(46)	(46)
	—	204	204

Subtotal	3,232	3,670	6,902

Cash and cash equivalents(c)	306	271	577
Less commercial paper and short-term debt(c)	(395)	(1,421)	(1,816)
Net available liquidity	$3,143	$2,520	$5,663
______________________

(a)
Provide for the funding of loans up to $7,600 million ($3,000 million for FPL) and the issuance of letters of credit up to $6,600 million ($2,500 million for FPL).  The entire amount of the credit facilities is available for general corporate purposes, including to provide back-up liquidity for FPL’s and NEECH’s commercial paper programs and other short-term borrowings and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss).  FPL’s bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)	$500 million of each of FPL's and NEECH's bank revolving line of credit facilities expires in 2013, essentially all of the remaining balance expires in 2018.

(c)	As of January 31, 2013.

(d)	Only available for the issuance of letters of credit.

As of February 27, 2013, 58 banks participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 7% of the combined revolving credit facilities.  European banks provide approximately 33% of the combined revolving credit facilities.  Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under the revolving credit facilities.  In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio.  At December 31, 2012, each of NEE and FPL was in compliance with its required ratio.

Additionally, at December 31, 2012, certain subsidiaries of NEE had credit or loan facilities with available liquidity as follows:

	Original Amount	Amount Remaining Available at December 31, 2012	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and NEER:
Canadian bank revolving credit agreements(a)(b)(c)	C$300	$2	Variable	2013	Canadian renewable generating assets
Canadian bank loan agreement(a)(b)	C$150	$38	Variable	2014	Canadian renewable generating assets
Revolving loan agreement(a)	€170	$63	Variable	2014	Construction of Spain solar projects
NEER:
Senior secured limited-recourse loan agreement(d)(e)	€589	$143	Variable	2030	Construction of Spain solar projects
Term loan facility(d)(e)	$150	$150	Variable	2019	Construction of Genesis solar project
Lone Star:
Senior secured limited-recourse loan agreement(d)(f)	$387	$99	Variable	2016	Construction of Lone Star transmission line and substations
______________________

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

(c)
In January 2013, one of the two agreements was amended to increase the amount under that agreement by C$100 million and extend the maturity of the entire commitment under that agreement (C$250 million) to 2014.

(d)
Includes default and related payment acceleration provisions for, among other things, failure to comply with certain covenants, including requirements that construction of the project must be completed by a certain date.

(e)
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

(f)
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

Storm Restoration Costs

As of December 31, 2012, FPL had the capacity to absorb up to approximately $117 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.  See Note 1 – Revenue and Rates.

Dodd-Frank Act

The Dodd-Frank Act, enacted into law in July 2010, among other things, provides for substantially increased regulation of OTC derivatives markets.  The Dodd-Frank Act includes provisions that will require certain OTC derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. While the legislation is broad and detailed, substantial portions of the legislation require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the CFTC.  NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act and are taking steps to comply with those rules that affect their businesses.  A number of rules have already been finalized and have become or will become effective over the next ten months.  The rule related to the definition of a swap was effective in October 2012, which triggered formal effective dates for a number of other rules that are dependent on the definition of a swap over the next ten months, including the reporting and recordkeeping obligations applicable to derivative end users such as NEE and FPL.  The implementation of these rules is not expected to have a material effect on NEE and FPL; however, it is expected to add cost and compliance risk related to hedging activities.  The rules related to collateral requirements have not been finalized.  If those rules, when finalized, require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially affected.

NEE and FPL cannot predict the impact these new rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but management believes that they could potentially have a material effect on NEE's and FPL's risk exposure, as well as reduce market liquidity, and further increase the cost of hedging activities.

Capital Support

Letters of Credit, Surety Bonds and Guarantees
NEE and FPL obtain letters of credit and surety bonds and issue guarantees to facilitate commercial transactions with third parties and financings.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for NEER's wind and solar development and other contractual agreements. Substantially all of NEE's and FPL's guarantee arrangements are on behalf of their consolidated subsidiaries for their related payment obligations.

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

At December 31, 2012, NEE had approximately $1.3 billion of standby letters of credit ($3 million for FPL), approximately $162 million of surety bonds ($57 million for FPL) and approximately $13.1 billion notional amount of guarantees and indemnifications ($22 million for FPL), of which approximately $8.1 billion of letters of credit, guarantees and indemnifications ($10 million for FPL) have expiration dates within the next five years.  An aggregate of approximately $1.1 billion of the standby letters of credit ($3.1 million for FPL) at December 31, 2012 were issued under FPL’s and NEECH’s credit facilities.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at December 31, 2012, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2012, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of February 27, 2013, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of February 27, 2013, NEE and NEECH had approximately $1.3 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $2.1 billion of board-authorized available capacity.

Contractual Obligations and Estimated Planned Capital Expenditures

NEE’s and FPL’s commitments at December 31, 2012 were as follows:

	2013	2014	2015	2016	2017	Thereafter		Total
	(millions)
Long-term debt, including interest:(a)
FPL	$860	$750	$450	$451	$751	$14,362	(b)	$17,624
NEER	1,027	1,342	668	757	600	3,843		8,237
Corporate and Other	2,261	1,833	2,240	755	1,592	13,696		22,377
Purchase obligations:
FPL(c)	5,175	4,480	3,115	2,700	2,545	8,635		26,650
NEER(d)	855	320	95	110	65	520		1,965
Corporate and Other(e)	45	10	15	10	10	10		100
Asset retirement activities:(f)
FPL(g)	38	—	—	—	—	6,989		7,027
NEER(h)	—	—	—	—	—	12,849		12,849
Other Commitments:
NEER(i)	76	79	103	114	134	517		1,023
Total	$10,337	$8,814	$6,686	$4,897	$5,697	$61,421		$97,852
______________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2012 rates.

(b)
Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2012, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum charges under long-term purchased power and fuel contracts (see Note 13 - Contracts), and projected capital expenditures through 2017 (see Note 13 - Commitments).

(d)	Represents firm commitments primarily in connection with construction activities and fuel-related contracts. See Note 13 - Commitments and Contracts.

(e)	Represents firm commitments primarily for development and construction activities relating to Lone Star's transmission line and other associated facilities.

(f)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(g)
At December 31, 2012, FPL had approximately $2,845 million in restricted funds for the payment of future expenditures to decommission FPL’s nuclear units, which are included in NEE’s and FPL’s special use funds.  See Note 12.

(h)
At December 31, 2012, NEER’s 88.23% portion of Seabrook’s and 70% portion of Duane Arnold’s and its Point Beach’s restricted funds for the payment of future expenditures to decommission its nuclear units totaled approximately $1,272 million and are included in NEE’s special use funds.  See Note 12.

(i)
Represents estimated cash distributions related to differential membership interests and payments related to the acquisition of certain development rights.  For further discussion of differential membership interests, see Note 1 - Sale of Differential Membership Interests.

Credit Ratings

NEE’s and FPL’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements are dependent on their credit ratings.  At February 27, 2013, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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
______________________

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure.  However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds.  Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock.  The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2012, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2012, coverage for the 12 months ended December 31, 2012 would have been approximately 5.0 times the annual interest requirements and approximately 2.7 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2012, FPL could have issued in excess of $9.6 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.8 billion based on retired first mortgage bonds.  As of December 31, 2012, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NEE and NEECH executed a Replacement Capital Covenant (September 2006 RCC) in connection with NEECH's offering of $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (Series B junior subordinated debentures).  The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of NEECH (other than the Series B junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC.  The September 2006 RCC provides that NEECH may redeem, and NEE or NEECH may purchase, any Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the Series B junior subordinated debentures.

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

In September 2007, NEE and NEECH executed a Replacement Capital Covenant (September 2007 RCC) in connection with NEECH's offering of $250 million principal amount of its Series D Junior Subordinated Debentures due 2067 (Series D junior subordinated debentures).  The September 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series D junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2007 RCC.  The September 2007 RCC provides that NEECH may redeem, purchase, or defease, and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series D junior subordinated debentures on or before September 1, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series D junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the September 2007 RCC.

In March 2009, NEE and NEECH executed a Replacement Capital Covenant (March 2009 RCC) in connection with NEECH's offering of $375 million principal amount of its Series F Junior Subordinated Debentures due 2069 (Series F junior subordinated debentures).  The March 2009 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series F junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the March 2009 RCC.  The March 2009 RCC provides that NEECH may redeem, purchase, or defease, and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series F junior subordinated debentures on or before March 1, 2039, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series F junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the March 2009 RCC.

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

In NEE’s non-rate regulated operations, predominantly NEER, all changes in the derivatives’ fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees’ related activity is recognized in equity in earnings of equity method investees in NEE’s consolidated statements of income.

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

Certain hedging transactions at NEER are entered into as economic hedges but the transactions do not meet the requirements for hedge accounting or hedge accounting treatment is not elected.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility.  These changes in fair value are captured in the non-qualifying hedge category in computing adjusted earnings.  This could be significant to NEER’s results because the economic offset to the positions, such as the physical assets from which power is generated, are not marked to market.  As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions.  For this reason, NEE’s management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 3, Overview and Energy Marketing and Trading and Market Risk Sensitivity.

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

Assumptions and Accounting Approach

Accounting guidance requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders’ equity in the year in which the changes occur.  Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would be recorded in AOCI are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions for the years ended December 31, 2012, 2011 and 2010 include:

•	an expected long-term rate of return on qualified plan assets of 7.75% for the pension plan and 8.00% for the other benefits plan,

•	assumed increases in salary of 4.00%,

•	weighted-average discount rates of 4.65%, 5.00% and 5.50% for the pension plan and 4.53%, 5.25% and 5.50% for the other benefits plan, respectively, and

•
health care cost trend rates (as related to other benefits) for those under age 65 of 7.30% for medical and 7.90% for prescription drug benefits and for those age 65 and over of 7.00% for medical and 7.50% for prescription drug benefits.  These rates are assumed to decrease over the next 6 years for medical benefits and 8 years for prescription drug benefits to the ultimate trend rate of 5.50% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2018 for medical benefits and 2020 for prescription drug benefits.

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

The following table illustrates the effect on net periodic benefit income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2012 Net Periodic Benefit Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(16)	$(11)
Discount rate	(0.5)%	$2	$1
Salary increase	0.5%	$(2)	$(1)
Health care cost trend rate(a)	1.0%	$—	$—
______________________

(a)
Assumed health care cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in NEE’s other benefits plan.

See Note 2.

Carrying Value of Long-Lived Assets

NEE evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Decommissioning and Dismantlement

The components of NEE’s and FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil/Solar Dismantlement				Interim Removal Costs and Other				NEER		NEE
	December 31,				December 31,				December 31,				December 31,		December 31,
	2012		2011		2012		2011		2012		2011		2012	2011	2012	2011
	(millions)
AROs	$1,173		$1,114		$29		$27		$4		$3		$509	$467	$1,715	$1,611
Less capitalized ARO asset net of accumulated depreciation	—		—		11		7		—		—		—	—	11	7
Accrued asset removal costs(a)	234		216		338		337		1,378		1,644		—	—	1,950	2,197
Asset retirement obligation regulatory expense difference(a)	1,787		1,618		27		23		(1)		(1)		—	—	1,813	1,640
Accrued decommissioning, dismantlement and other accrued asset removal costs	$3,194	(b)	$2,948	(b)	$383	(b)	$380	(b)	$1,381	(b)	$1,646	(b)	$509	$467	$5,467	$5,441
______________________

(a)	Regulatory liability on NEE’s and FPL’s consolidated balance sheets.

(b)	Represents total amount accrued for ratemaking purposes.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation.  In addition, NEE and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, NEE and FPL are required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase NEE’s and FPL’s asset retirement obligations and conditional asset retirement obligations (collectively, AROs) as of December 31, 2012 by $134 million and $92 million, respectively.

Assumptions and Accounting Approach

NEE and FPL each account for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC.  The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units.  The most recent studies, filed in 2010, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $6.2 billion, or $2.4 billion expressed in 2012 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC.  Unlike nuclear decommissioning, dismantlement costs are not funded.  The most recent studies became effective January 1, 2010.  At December 31, 2012, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $782 million, or $369 million expressed in 2012 dollars.  The majority of the dismantlement costs are not considered AROs.  FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

NEER - NEER records a liability for the present value of its expected decommissioning costs which is determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2012, the ARO for nuclear decommissioning of NEER’s nuclear plants totaled approximately $408 million.  NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $11.9 billion, or $1.9 billion expressed in 2012 dollars.

See Note 1 - Asset Retirement Obligations, Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 12.

Regulatory Accounting

NEE’s and FPL’s regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2012	2011	2012	2011
Regulatory assets:	(millions)
Current:
Deferred clause and franchise expenses	$75	$112	$75	$112
Derivatives	$16	$502	$16	$502
Other	$97	$84	$90	$80
Noncurrent:
Securitized storm-recovery costs	$461	$517	$461	$517
Other	$582	$621	$351	$395
Regulatory liabilities:
Current, included in other current liabilities	$65	$21	$65	$24
Noncurrent:
Accrued asset removal costs	$1,950	$2,197	$1,950	$2,197
Asset retirement obligation regulatory expense difference	$1,813	$1,640	$1,813	$1,640
Other	$309	$419	$309	$416

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

During 2011 and 2012, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2010	$25	$422	$49	$(236)	$260
Reclassification to realized at settlement of contracts	2	(96)	(41)	381	246
Inception value of new contracts and contracts sold	11	(11)	—	—	—
Net option premium purchases (issuances)	(95)	2	—	—	(93)
Changes in fair value excluding reclassification to realized	72	403	—	(646)	(171)
Fair value of contracts outstanding at December 31, 2011	15	720	8	(501)	242
Reclassification to realized at settlement of contracts	83	(122)	(8)	663	616
Inception value of new contracts and contracts sold	6	22	—	—	28
Net option premium purchases (issuances)	(2)	3	—	—	1
Changes in fair value excluding reclassification to realized	159	51	—	(177)	33
Fair value of contracts outstanding at December 31, 2012	261	674	—	(15)	920
Net margin cash collateral paid (received)					(123)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2012	$261	$674	$—	$(15)	$797

NEE’s total energy contract net assets (liabilities) at December 31, 2012 shown above are included on the consolidated balance sheets as follows:

December 31, 2012
(millions)
Current derivative assets	$487
Noncurrent derivative assets	874
Current derivative liabilities	(318)
Noncurrent derivative liabilities	(246)
NEE's total mark-to-market energy contract net assets	$797

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2012 were as follows:

	Maturity
	2013	2014	2015	2016	2017	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(69)	$13	$7	$—	$—	$—	$(49)
Significant other observable inputs	34	7	17	31	28	1	118
Significant unobservable inputs	69	42	23	23	18	17	192
Total	34	62	47	54	46	18	261
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(1)	(5)	2	—	—	—	(4)
Significant other observable inputs	69	71	69	83	11	3	306
Significant unobservable inputs	49	50	50	51	55	117	372
Total	117	116	121	134	66	120	674
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(17)	—	—	—	—	—	(17)
Significant unobservable inputs	1	1	—	—	—	—	2
Total	(16)	1	—	—	—	—	(15)
Total sources of fair value	$135	$179	$168	$188	$112	$138	$920

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2012 and 2011, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2011	$—	$2	$2	$38	$50	$25	$38	$50	$26
December 31, 2012	$—	$3	$3	$34	$88	$76	$34	$87	$76
Average for the period ended December 31, 2012	$—	$2	$2	$40	$62	$44	$40	$61	$44
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2012				December 31, 2011
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,979		$1,979	(a)	$1,897	$1,897	(a)
Other investments:
Debt securities	$111		$111	(a)	$89	$89	(a)
Notes receivable	$500		$665	(b)	$503	$535	(b)
Long-term debt, including current maturities	$26,647	(c)	$28,874	(d)	$21,614	$23,699	(d)
Interest rate swaps - net unrealized losses	$(311)		$(311)	(e)	$(283)	$(283)	(e)
FPL:
Fixed income securities - special use funds	$1,526		$1,526	(a)	$1,499	$1,499	(a)
Long-term debt, including current maturities	$8,782		$10,421	(d)	$7,533	$9,078	(d)
______________________

(a)	Estimated using quoted market prices for these or similar issues.

(b)	Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the consolidated balance sheets, for which carrying amount approximates fair value.

(d)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(e)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of December 31, 2012, NEE had interest rate swaps with a notional amount of approximately $7.1 billion related to long-term debt issuances, of which $2.3 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument. The remaining $4.8 billion of notional amount of interest rate swaps relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, the majority of which relate to NEER debt issuances.  At December 31, 2012, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $77 million and $(388) million, respectively. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE’s net liabilities would increase by approximately $1,229 million ($498 million for FPL) at December 31, 2012.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,211 million and $1,970 million ($1,392 million and $1,238 million for FPL) at December 31, 2012 and 2011, respectively.  At December 31, 2012, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $207 million ($131 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At December 31, 2012, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments.  At December 31, 2012 and 2011, the fair value of cross currency swaps was approximately $(66) million and $18 million, respectively.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of December 31, 2012, approximately 97% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NextEra Energy, Inc.'s (NEE) and Florida Power & Light Company's (FPL) management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f).  The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework.  Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2012.

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

JAMES L. ROBO	MORAY P. DEWHURST
James L. Robo President and Chief Executive Officer of NEE and Chairman and Chief Executive Officer of FPL	Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE and Executive Vice President, Finance and Chief Financial Officer of FPL

CHRIS N. FROGGATT	KIMBERLY OUSDAHL
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NEE	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. NextEra Energy's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on NextEra Energy’s and FPL’s internal control over financial reporting based on our audits.

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

In our opinion, NextEra Energy and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of NextEra Energy and FPL and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2012 and 2011, and the related consolidated statements of income, NextEra Energy's consolidated statements of comprehensive income, NextEra Energy's and FPL's consolidated statements of cash flows, NextEra Energy’s consolidated statements of common shareholders' equity, and FPL’s consolidated statements of common shareholder’s equity for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of NextEra Energy's and FPL's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NextEra Energy, Inc. and subsidiaries and the financial position of Florida Power & Light Company and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextEra Energy’s and FPL’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on NextEra Energy’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 27, 2013

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
OPERATING REVENUES	$14,256	$15,341	$15,317
OPERATING EXPENSES
Fuel, purchased power and interchange	5,121	6,256	6,242
Other operations and maintenance	3,155	3,002	2,877
Impairment charges	—	51	19
Depreciation and amortization	1,518	1,567	1,788
Taxes other than income taxes and other	1,186	1,204	1,164
Total operating expenses	10,980	12,080	12,090
OPERATING INCOME	3,276	3,261	3,227
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,038)	(1,035)	(979)
Benefits associated with differential membership interests - net	81	118	16
Loss on sale of natural gas-fired generating assets	—	(151)	—
Equity in earnings of equity method investees	13	55	58
Allowance for equity funds used during construction	67	39	37
Interest income	86	79	91
Gains on disposal of assets - net	157	85	67
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(16)	(36)	(16)
Other - net	(23)	37	(12)
Total other deductions - net	(673)	(809)	(738)
INCOME BEFORE INCOME TAXES	2,603	2,452	2,489
INCOME TAXES	692	529	532
NET INCOME	$1,911	$1,923	$1,957
Earnings per share of common stock:
Basic	$4.59	$4.62	$4.77
Assuming dilution	$4.56	$4.59	$4.74
Dividends per share of common stock	$2.40	$2.20	$2.00
Weighted-average number of common shares outstanding:
Basic	416.7	416.6	410.3
Assuming dilution	419.2	419.0	413.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2012	2011	2010
NET INCOME	$1,911	$1,923	$1,957

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $55, $135 and $3 tax benefit, respectively)	(106)	(265)	(5)
Reclassification from accumulated other comprehensive income to net income (net of $25 and $18 tax expense and $35 tax benefit, respectively)	44	37	(38)
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $48, $13 and $41 tax expense, respectively)	70	19	60
Reclassification from accumulated other comprehensive income to net income (net of $52, $34 and $16 tax benefit, respectively)	(77)	(49)	(21)
Defined benefit pension and other benefits plans (net of $19 and $32 tax benefit and $1 tax expense, respectively)	(28)	(45)	2
Net unrealized gains (losses) on foreign currency translation (net of $3 tax expense and $3 and less than a million tax benefit, respectively)	7	(5)	(1)
Other comprehensive loss related to equity method investee (net of $7 and $8 tax benefit, respectively)	(11)	(12)	—
Total other comprehensive loss, net of tax	(101)	(320)	(3)

COMPREHENSIVE INCOME	$1,810	$1,603	$1,954

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2012	2011
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$57,054	$50,768
Nuclear fuel	1,895	1,795
Construction work in progress	5,968	4,989
Less accumulated depreciation and amortization	(15,504)	(15,062)
Total property, plant and equipment - net ($4,487 and $3,063 related to VIEs, respectively)	49,413	42,490
CURRENT ASSETS
Cash and cash equivalents	329	377
Customer receivables, net of allowances of $10 and $11, respectively	1,487	1,372
Other receivables	569	430
Materials, supplies and fossil fuel inventory	1,073	1,074
Regulatory assets:
Deferred clause and franchise expenses	75	112
Derivatives	16	502
Other	97	84
Derivatives	517	611
Deferred income taxes	397	10
Assets held for sale	335	—
Other	342	300
Total current assets	5,237	4,872
OTHER ASSETS
Special use funds	4,190	3,867
Other investments	976	907
Prepaid benefit costs	1,031	1,021
Regulatory assets:
Securitized storm-recovery costs ($274 and $317 related to a VIE, respectively)	461	517
Other	582	621
Derivatives	920	973
Other	1,629	1,920
Total other assets	9,789	9,826
TOTAL ASSETS	$64,439	$57,188
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 424 and 416, respectively)	$4	$4
Additional paid-in capital	5,536	5,217
Retained earnings	10,783	9,876
Accumulated other comprehensive loss	(255)	(154)
Total common shareholders' equity	16,068	14,943
Long-term debt ($1,369 and $1,364 related to VIEs, respectively)	23,177	20,810
Total capitalization	39,245	35,753
CURRENT LIABILITIES
Commercial paper	1,211	1,349
Short-term debt	200	—
Current maturities of long-term debt	2,771	808
Accounts payable	1,281	1,191
Customer deposits	508	547
Accrued interest and taxes	414	464
Derivatives	430	1,090
Accrued construction-related expenditures	427	518
Liabilities associated with assets held for sale	733	—
Other	904	752
Total current liabilities	8,879	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,715	1,611
Deferred income taxes	6,703	5,681
Regulatory liabilities:
Accrued asset removal costs	1,950	2,197
Asset retirement obligation regulatory expense difference	1,813	1,640
Other	309	419
Derivatives	587	541
Deferral related to differential membership interests - VIEs	1,784	1,203
Other	1,454	1,424
Total other liabilities and deferred credits	16,315	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$64,439	$57,188
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,911	$1,923	$1,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,518	1,567	1,788
Nuclear fuel amortization	254	277	285
Loss on sale of natural gas-fired generating assets	—	151	—
Impairment charges	—	51	19
Unrealized gains on marked to market energy contracts	(85)	(271)	(386)
Deferred income taxes	682	553	511
Cost recovery clauses and franchise fees	129	181	(629)
Changes in prepaid option premiums and derivative settlements	(90)	(11)	86
Benefits associated with differential membership interests - net	(81)	(118)	(16)
Equity in earnings of equity method investees	(13)	(55)	(58)
Distributions of earnings from equity method investees	32	95	74
Allowance for equity funds used during construction	(67)	(39)	(37)
Gains on disposal of assets - net	(157)	(85)	(67)
Other than temporary impairment losses on securities held in nuclear decommissioning funds	16	36	16
Other - net	133	321	54
Changes in operating assets and liabilities:
Customer and other receivables	(286)	149	(102)
Materials, supplies and fossil fuel inventory	1	(308)	22
Other current assets	(46)	(22)	(52)
Other assets	3	(103)	42
Accounts payable	(17)	(97)	179
Customer deposits	(39)	(87)	21
Margin cash collateral	104	81	61
Income taxes	(20)	62	56
Interest and other taxes	15	12	(3)
Other current liabilities	139	3	76
Other liabilities	(44)	(192)	(63)
Net cash provided by operating activities	3,992	4,074	3,834
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(4,070)	(3,137)	(2,605)
Independent power and other investments of NEER	(4,591)	(2,601)	(2,899)
Cash grants under the American Recovery and Reinvestment Act of 2009	196	624	588
Funds received from a spent fuel settlement	48	73	44
Nuclear fuel purchases	(305)	(538)	(274)
Other capital expenditures	(495)	(352)	(68)
Sale of natural gas-fired generating assets	—	1,204	—
Change in loan proceeds restricted for construction	314	(565)	—
Proceeds from sale or maturity of securities in special use funds	5,028	4,348	6,726
Purchases of securities in special use funds	(5,107)	(4,440)	(6,835)
Proceeds from sale or maturity of other securities	273	488	721
Purchases of other securities	(312)	(515)	(714)
Other - net	93	132	32
Net cash used in investing activities	(8,928)	(5,279)	(5,284)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	6,630	3,940	3,724
Retirements of long-term debt	(1,612)	(2,121)	(769)
Proceeds from sale of differential membership interests	808	466	261
Payments to differential membership investors	(139)	(100)	—
Net change in short-term debt	61	460	(1,130)
Issuances of common stock - net	405	48	308
Repurchases of common stock	(19)	(375)	—
Dividends on common stock	(1,004)	(920)	(823)
Other - net	(242)	(118)	(57)
Net cash provided by financing activities	4,888	1,280	1,514
Net increase (decrease) in cash and cash equivalents	(48)	75	64
Cash and cash equivalents at beginning of year	377	302	238
Cash and cash equivalents at end of year	$329	$377	$302
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,001	$978	$916
Cash paid (received) for income taxes - net	$25	$(95)	$20
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt in connection with the purchase of independent power projects	$—	$—	$35
Accrued property additions	$970	$909	$545
Sale of natural gas-fired generating assets through assumption of debt by buyer	$—	$158	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(millions)

	Common Stock			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Shareholders' Equity
	Shares		Aggregate Par Value
Balances, December 31, 2009	414		$4	$5,140	$(85)	$169	$7,739	$12,967
Net income	—		—	—	—	—	1,957
Issuances of common stock, net of issuance cost of approximately $2	6		—	279	5	—	—
Exercise of stock options and other incentive plan activity	1		—	107	—	—	—
Dividends on common stock	—		—	—	—	—	(823)
Earned compensation under ESOP	—		—	26	11	—	—
Other comprehensive loss	—		—	—	—	(3)	—
Premium on equity units	—		—	(59)	—	—	—
Issuance costs on equity units	—		—	(6)	—	—	—
Balances, December 31, 2010	421	(a)	4	5,487	(69)	166	8,873	$14,461
Net income	—		—	—	—	—	1,923
Issuances of common stock, net of issuance cost of less than $1	1		—	59	5	—	—
Repurchases of common stock	(7)		—	(375)	—	—	—
Exercise of stock options and other incentive plan activity	1		—	68	—	—	—
Dividends on common stock	—		—	—	—	—	(920)
Earned compensation under ESOP	—		—	31	11	—	—
Other comprehensive loss	—		—	—	—	(320)	—
Balances, December 31, 2011	416	(a)	4	5,270	(53)	(154)	9,876	$14,943
Net income	—		—	—	—	—	1,911
Issuances of common stock, net of issuance cost of less than $1	6		—	367	4	—	—
Repurchases of common stock	—		—	(19)	—	—	—
Exercise of stock options and other incentive plan activity	2		—	98	—	—	—
Dividends on common stock	—		—	—	—	—	(1,004)
Earned compensation under ESOP	—		—	34	10	—	—
Other comprehensive loss	—		—	—	—	(101)	—
Premium on equity units	—		—	(151)	—	—	—
Issuance costs on equity units	—		—	(24)	—	—	—
Balances, December 31, 2012	424	(a)	$4	$5,575	$(39)	$(255)	$10,783	$16,068
______________________

(a)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled approximately 3 million, 4 million and 5 million at December 31, 2012, 2011 and 2010, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2012	2011	2010
OPERATING REVENUES	$10,114	$10,613	$10,485
OPERATING EXPENSES
Fuel, purchased power and interchange	4,265	4,977	4,982
Other operations and maintenance	1,773	1,699	1,620
Depreciation and amortization	659	798	1,008
Taxes other than income taxes and other	1,060	1,063	1,026
Total operating expenses	7,757	8,537	8,636
OPERATING INCOME	2,357	2,076	1,849
OTHER INCOME (DEDUCTIONS)
Interest expense	(417)	(387)	(361)
Allowance for equity funds used during construction	52	35	36
Other - net	—	(2)	1
Total other deductions - net	(365)	(354)	(324)
INCOME BEFORE INCOME TAXES	1,992	1,722	1,525
INCOME TAXES	752	654	580
NET INCOME(a)	$1,240	$1,068	$945
______________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2012	2011
ELECTRIC UTILITY PLANT
Plant in service and other property	$34,474	$31,564
Nuclear fuel	1,190	1,005
Construction work in progress	2,585	2,601
Less accumulated depreciation and amortization	(10,698)	(10,916)
Total electric utility plant - net	27,551	24,254
CURRENT ASSETS
Cash and cash equivalents	40	36
Customer receivables, net of allowances of $7 and $8, respectively	760	682
Other receivables	447	312
Materials, supplies and fossil fuel inventory	727	759
Regulatory assets:
Deferred clause and franchise expenses	75	112
Derivatives	16	502
Other	90	80
Other	131	166
Total current assets	2,286	2,649
OTHER ASSETS
Special use funds	2,918	2,737
Prepaid benefit costs	1,135	1,088
Regulatory assets:
Securitized storm-recovery costs ($274 and $317 related to a VIE, respectively)	461	517
Other	351	395
Other	151	176
Total other assets	5,016	4,913
TOTAL ASSETS	$34,853	$31,816
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,903	5,464
Retained earnings	5,254	4,013
Total common shareholder's equity	12,530	10,850
Long-term debt ($386 and $437 related to a VIE, respectively)	8,329	7,483
Total capitalization	20,859	18,333
CURRENT LIABILITIES
Commercial paper	105	330
Current maturities of long-term debt	453	50
Accounts payable	612	678
Customer deposits	503	541
Accrued interest and taxes	223	221
Derivatives	20	512
Accrued construction-related expenditures	235	261
Other	475	373
Total current liabilities	2,626	2,966
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,206	1,144
Deferred income taxes	5,584	4,593
Regulatory liabilities:
Accrued asset removal costs	1,950	2,197
Asset retirement obligation regulatory expense difference	1,813	1,640
Other	309	416
Other	506	527
Total other liabilities and deferred credits	11,368	10,517
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$34,853	$31,816

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,240	$1,068	$945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	659	798	1,008
Nuclear fuel amortization	107	147	137
Deferred income taxes	988	675	419
Cost recovery clauses and franchise fees	129	181	(629)
Allowance for equity funds used during construction	(52)	(35)	(36)
Other - net	(27)	73	16
Changes in operating assets and liabilities:
Customer receivables	(78)	28	127
Other receivables	(18)	37	(43)
Materials, supplies and fossil fuel inventory	33	(254)	23
Other current assets	(20)	(20)	(25)
Other assets	(41)	(52)	40
Accounts payable	4	(49)	51
Customer deposits	(37)	(88)	22
Income taxes	(111)	(215)	(129)
Interest and other taxes	1	(21)	7
Other current liabilities	67	32	22
Other liabilities	(21)	(60)	(21)
Net cash provided by operating activities	2,823	2,245	1,934
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,070)	(3,137)	(2,605)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	218	161
Funds received from a spent fuel settlement	31	57	32
Nuclear fuel purchases	(215)	(365)	(101)
Proceeds from sale or maturity of securities in special use funds	3,790	2,988	5,079
Purchases of securities in special use funds	(3,838)	(3,052)	(5,160)
Other - net	37	32	33
Net cash used in investing activities	(4,265)	(3,259)	(2,561)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,296	840	924
Retirements of long-term debt	(50)	(45)	(42)
Net change in short-term debt	(225)	229	(717)
Capital contributions from NEE	440	410	660
Dividends to NEE	—	(400)	(250)
Other - net	(15)	(4)	(11)
Net cash provided by financing activities	1,446	1,030	564
Net increase (decrease) in cash and cash equivalents	4	16	(63)
Cash and cash equivalents at beginning of year	36	20	83
Cash and cash equivalents at end of year	$40	$36	$20
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$400	$389	$321
Cash paid (received) for income taxes - net	$(124)	$194	$291
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$472	$526	$275

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2009	$1,373	$4,393	$2,670	$8,436
Net income	—	—	945
Capital contributions from NEE	—	660	—
Dividends to NEE	—	—	(250)
Other	—	1	(1)
Balances, December 31, 2010	1,373	5,054	3,364	$9,791
Net income	—	—	1,068
Capital contributions from NEE	—	410	—
Dividends to NEE	—	—	(419)
Balances, December 31, 2011	1,373	5,464	4,013	$10,850
Net income	—	—	1,240
Capital contributions from NEE	—	440	—
Other		(1)	1
Balances, December 31, 2012	$1,373	$5,903	$5,254	$12,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

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

The consolidated financial statements of NEE and FPL include the accounts of their respective majority-owned and controlled subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. Also, benefits associated with differential membership interests - net have been restated from operating expenses to other income (deductions) to be comparable with the presentation of other financing-related costs. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

Regulation - FPL is subject to rate regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).  Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital.  As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange costs, certain construction-related costs for FPL's planned additional nuclear units at Turkey Point and FPL's solar generating facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery.  Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables on NEE's and FPL's consolidated balance sheets and amounted to approximately $175 million and $160 million at December 31, 2012 and 2011, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation above), franchise fees, gross receipts taxes and surcharges related to storm-recovery bonds (see Note 8 - FPL).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $684 million, $716 million and $687 million in 2012, 2011 and 2010, respectively.  The revenues from the surcharges related to storm-recovery bonds included in operating revenues in NEE's and FPL's consolidated statements of income were approximately $106 million, $100 million and $101 million in 2012, 2011 and 2010, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FPL Rates Effective January 2013 - December 2016 - In January 2013, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). Key elements of the 2012 rate agreement, which is effective from January 2013 through December 2016, include, among other things, the following:

•	New retail base rates and charges were established in January 2013 resulting in an increase in retail base revenues of $350 million on an annualized basis.

•
FPL's allowed regulatory return on common equity (ROE) will be 10.50%, with a range of plus or minus 100 basis points. If FPL's earned regulatory ROE falls below 9.50%, FPL may seek retail base rate relief.  If the earned regulatory ROE rises above 11.50%, any party to the 2012 rate agreement other than FPL may seek a review of FPL's retail base rates.

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational (which is expected by June 2013, June 2014 and mid-2016, respectively).

•
Cost recovery of FPL's West County Energy Center (WCEC) Unit No. 3 will continue to occur through the capacity clause (reported as retail base rates); however, such recovery will not be limited to the projected annual fuel cost savings as was the case in the previous rate agreement discussed below.

•
Subject to certain conditions, FPL must amortize, over the term of the 2012 rate agreement, a depreciation reserve surplus remaining at the end of 2012 under the 2010 FPSC rate order discussed below (approximately $224 million) and may amortize a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million (collectively, the reserve), provided that in any year of the 2012 rate agreement, FPL must amortize at least enough reserve to maintain a 9.50% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.50%. The reserve will be amortized as a reduction of regulatory liabilities - accrued asset removal costs on NEE's and FPL's consolidated balance sheets.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kilowatt-hours (kwh) of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover the amount above $800 million.

On February 7, 2013, the Office of Public Counsel filed a notice of appeal to the Florida Supreme Court of the FPSC's final order regarding the 2012 rate agreement.

FPL Rates Effective March 2010 - December 2012 - Effective March 1, 2010, pursuant to an FPSC final order (2010 FPSC rate order), new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The 2010 FPSC rate order, among other things, also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points.  In February 2011, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and principal parties in FPL's 2009 rate case (2010 rate agreement). The 2010 rate agreement, which was effective through December 31, 2012, provided for, among other things, a reduction in depreciation expense (surplus depreciation credit) in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a total cap of $776 million over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement FPL was required to use enough surplus depreciation credit to maintain an earned regulatory ROE within the range of 9.0% - 11.0%. The 2010 rate agreement also permitted incremental cost recovery through FPL's capacity cost recovery clause (capacity clause) for WCEC Unit No. 3 up to the amount of the projected annual fuel savings for customers.

NEER's revenue is recorded on the basis of commodities delivered, contracts settled or services rendered, and includes estimated amounts yet to be billed to customers.  Certain commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue.  See Energy Trading and Note 3.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2012, the electric generating, transmission, distribution and general facilities of FPL represented approximately 50%, 11%, 34% and 5%, respectively, of FPL's gross investment in electric utility plant in service and other property.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of NEER's generating facilities are encumbered by liens securing various financings.  The net book value of NEER's assets serving as collateral was approximately $8.3 billion at December 31, 2012.  The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property).  Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2012 and 2011, convertible ITCs, net of amortization, were approximately $1.4 billion ($171 million at FPL) and $1.1 billion ($178 million at FPL). At December 31, 2012 and 2011, approximately $170 million and $95 million, respectively, of such convertible ITCs are included in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause.  For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC at least every four years.  As part of the 2010 FPSC rate order, the FPSC approved new depreciation rates which became effective January 1, 2010. In accordance with the 2010 rate agreement, FPL recognized approximately $480 million, $187 million and $4 million of the surplus depreciation credit in 2012, 2011 and 2010, respectively. In accordance with the 2012 rate agreement, FPL is not required to file depreciation studies during the effective period of the agreement. For a discussion of amortization of the depreciation reserve surplus under the 2012 rate agreement, see Revenue and Rates above.  The weighted annual composite depreciation rate for FPL's electric utility plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.3%, 3.2% and 3.2% for 2012, 2011 and 2010, respectively.

In the first quarter of 2013, FPL intends to begin retiring and dismantling Port Everglades Units Nos. 3 and 4.  At December 31, 2012, approximately $309 million and $258 million is included in plant in service and other property and accumulated depreciation and amortization, respectively, on FPL's balance sheets (electric plant in service and other property and accumulated depreciation and amortization, respectively, for NEE) with respect to these units.  Upon retirement of these units, FPL will reclassify the net book value of each unit to a regulatory asset and amortize it over a four-year period.

NEER's electric plants in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives.  NEER's effective depreciation rates, excluding decommissioning, were 4.1%, 4.0% and 4.4% for 2012, 2011 and 2010, respectively.  NEER reviews the estimated useful lives of its fixed assets on an ongoing basis.  In 2011, this review indicated that the actual lives of certain equipment at NEER's wind plants are expected to be longer than the previously estimated useful lives used for depreciation purposes.  As a result, effective January 1, 2011, NEER changed the estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets are expected to remain in service.  The useful lives of substantially all of the wind plants’ equipment that were previously estimated to be 25 years were increased to 30 years.  The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11 for the year ended December 31, 2011.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  See Note 13 - Contracts.  FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2012 and 2011, AFUDC was capitalized at a rate of 6.41% and amounted to approximately $74 million and $50 million, respectively.  During the period January 2010 through March 2010 and during April 2010 through December 2010, AFUDC was capitalized at a rate of 7.41% and 6.41%, respectively, and amounted to approximately $50 million for the year.  See Note 13 - Commitments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FPL's construction work in progress includes construction materials, progress payments on major equipment contracts, engineering costs, AFUDC and other costs directly associated with the construction of various projects.  Upon completion of the projects, these costs are transferred to electric utility plant in service and other property.  Capitalized costs associated with construction activities are charged to O&M expenses when recoverability is no longer probable.  See Regulation above for information on recovery of costs associated with new nuclear capacity and solar generating facilities.

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights.  At December 31, 2012 and 2011, NEER's capitalized development costs totaled approximately $106 million and $89 million, respectively, which are included in other assets on NEE's consolidated balance sheets.  These costs include land rights and other third-party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when it is probable that these costs are not realizable.

NEER's construction work in progress includes construction materials, prepayments on turbine generators and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects.  Interest capitalized on construction projects amounted to approximately $139 million, $104 million and $71 million during 2012, 2011 and 2010, respectively.  Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

Asset Retirement Obligations - NEE and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when asset retirement cost is depleted, in the case of NEE's non-rate regulated operations, and ARO and regulatory liability, in the case of FPL.  See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 12.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear, fossil and solar plants over the expected service life of each unit based on nuclear decommissioning and fossil and solar dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  As approved by the FPSC, FPL previously suspended its annual decommissioning accrual.  For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred.  Any differences between expense recognized for financial reporting purposes and the amount recoverable through rates are reported as a regulatory liability in accordance with regulatory accounting.  See Revenues and Rates, Electric Plant, Depreciation and Amortization, Asset Retirement Obligations and Note 12.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2010.  These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $6.2 billion, or $2.4 billion expressed in 2012 dollars.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets.  Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts consistent with regulatory treatment.  See Note 5.  Contributions to the funds have been suspended since 2005.  Fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income/loss and then recorded to reflect a corresponding increase/decrease in the related regulatory liability accounts.  As a result, there is no effect on net income.  During 2012, 2011 and 2010 fund earnings on decommissioning funds were approximately $98 million, $66 million and $76 million, respectively.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval.  FPL's latest fossil and solar plant dismantlement studies became effective January 1, 2010 and resulted in an annual expense of $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income.  At December 31, 2012, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $782 million, or $369 million expressed in 2012 dollars. In accordance with the 2012 rate agreement, FPL is not required to file fossil and solar dismantlement studies during the effective period of the agreement.

NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  See Note 12.  At December 31, 2012 and 2011, NEER's ARO related to nuclear decommissioning totaled approximately $408 million and $383 million, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.9 billion, or $1.9 billion expressed in 2012 dollars.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2011. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC.  Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC), and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets.  Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value.  Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds.  See Note 5.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs - FPL uses the accrue-in-advance method for recognizing costs associated with planned major nuclear maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability.  FPL expenses costs associated with planned fossil maintenance as incurred.  FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for nuclear maintenance costs at December 31, 2012 and 2011 totaled approximately $35 million and $49 million, respectively, and is included in regulatory liabilities - other.  For the years ended December 31, 2012, 2011 and 2010, FPL recognized approximately $104 million, $97 million and $100 million, respectively, in nuclear maintenance costs which are included in O&M expenses in NEE's and FPL's consolidated statements of income.

NEER uses the deferral method to account for certain planned major maintenance costs.  NEER's major maintenance costs for its nuclear generating units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.  NEER's capitalized major maintenance costs, net of accumulated amortization, totaled approximately $148 million and $133 million at December 31, 2012 and 2011, respectively, and are included in other assets.  For the years ended December 31, 2012, 2011 and 2010, NEER recognized approximately $100 million, $77 million and $88 million in major maintenance costs which are included in O&M expenses in NEE's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash - At December 31, 2012 and 2011, NEE had approximately $149 million ($38 million for FPL) and $88 million ($37 million for FPL), respectively, of restricted cash included in other current assets on NEE's and FPL's consolidated balance sheets, which was restricted primarily for margin cash collateral and debt service payments.  Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments.  See Note 3.  In addition, NEE had approximately $251 million and $565 million of noncurrent restricted cash at December 31, 2012 and 2011, respectively, related to loan proceeds held for construction at NEER, which is included in other assets on NEE's consolidated balance sheets.

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

Energy Trading - NEE provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of projected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 3.

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In connection with the 2007 storm-recovery bond financing (see Note 8 - FPL), the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax deficiency in its storm and property insurance reserve (storm reserve) and provide for a storm and property insurance reserve fund (storm fund).  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs and is recorded as a regulatory asset on NEE's and FPL's consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized and included in depreciation and amortization in NEE's and FPL's consolidated statements of income.  Marketable securities held in the storm fund are classified as available for sale and are carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the storm reserve.  Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  The storm fund is included in special use funds on NEE's and FPL's consolidated balance sheets and was approximately $73 million and $125 million at December 31, 2012 and 2011, respectively.  See Note 5.

The storm reserve that was reestablished in an FPSC financing order related to the issuance of the storm-recovery bonds was not initially reflected on NEE's and FPL's consolidated balance sheets because the associated regulatory asset did not meet the specific recognition criteria under the accounting guidance for certain regulated entities.  As a result, the storm reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to depreciation and amortization in NEE's and FPL's consolidated statements of income. Furthermore, the storm reserve will be reduced as storm costs are reimbursed.  As of December 31, 2012, FPL had the capacity to absorb up to approximately $117 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.

Impairment of Long-Lived Assets - NEE evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.  See Note 4 - Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2012	2011
	(years)	(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		51	50
Fiber-optic telecommunications reporting unit		28	25
Total goodwill		$151	$147
Other intangible assets not subject to amortization, primarily land easements		$143	$143
Other intangible assets subject to amortization:
Purchased power agreements	19	$72	$70
Customer lists	6	39	45
Other, primarily transmission and development rights, permits and licenses	28	87	88
Total		198	203
Less accumulated amortization		(102)	(88)
Total other intangible assets subject to amortization - net		$96	$115

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting.  Other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2012, 2011 and 2010, amortization expense was approximately $14 million, $14 million and $18 million, respectively, and is expected to be approximately $11 million, $10 million, $9 million, $5 million and $5 million for 2013, 2014, 2015, 2016 and 2017, respectively.

Goodwill and other intangible assets are included in other assets on NEE's consolidated balance sheets.  Goodwill and other intangible assets not subject to amortization are assessed for impairment at least annually by applying a fair value-based analysis.  Other intangible assets subject to amortization are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

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

Accounting guidance requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders' equity in the year in which the changes occur.  Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value.  Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  See Note 10 - Stock-Based Compensation.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between NEE and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at the corporate level.  Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under accounting rules, as compared to regulatory accounting rules.  The net regulatory asset totaled $206 million and $171 million at December 31, 2012 and 2011, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.  Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property.  For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service.  For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment.  At December 31, 2012 and 2011, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $54 million and $56 million, respectively, and are included in other regulatory assets and regulatory liabilities on NEE's and FPL's consolidated balance sheets.

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

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold their Class B membership interest in entities that have ownership interests in wind facilities, with generating capacity totaling approximately 3,059 mw at December 31, 2012, to third-party investors.  In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for variable periods.  The transactions are not treated as a sale under the accounting rules and the proceeds received are deferred and recorded as a liability in deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets.  The deferred amount is being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members receive their portion of the economic attributes.  Prior year amounts have been restated to conform with this presentation. See Basis of Presentation.  NEE continues to operate and manage the wind facilities, and consolidates the entities that own the wind facilities.

Variable Interest Entities (VIEs) - An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  NEE and FPL evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur.  See Note 8.

Assets and Liabilities Associated with Assets Held for Sale - In December 2012, a subsidiary of NEER entered into an agreement to sell its ownership interest in a portfolio of hydropower generation plants and related assets with a total generating capacity of 351 mw located in Maine and New Hampshire.  The transaction is expected to close in the first quarter of 2013, contingent upon receipt of the necessary regulatory approvals and third-party consents.  The carrying amounts of the major classes of assets and liabilities related to the plants that were classified as held for sale on NEE's consolidated balance sheets primarily represent property, plant and equipment and the related long-term debt.  The operations of the hydropower generation plants were not material to NEE's consolidated statements of income for the years ended December 31, 2012, 2011 and 2010.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  NEE also has a SERP, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of this SERP component is included within pension benefits in the following tables, and was not material to NEE's financial statements for the years ended December 31, 2012, 2011 and 2010.  In addition to pension benefits, NEE sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

Plan Assets, Benefit Obligations and Funded Status - The changes in assets and benefit obligations of the plans and the plans' funded status are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(millions)
Change in plan assets:
Fair value of plan assets at January 1	$3,122	$3,233	$28	$32
Actual return on plan assets	362	(3)	1	(2)
Employer contributions(a)	9	1	29	29
Participant contributions	—	—	6	8
Benefit payments(a)	(108)	(109)	(38)	(39)
Fair value of plan assets at December 31	$3,385	$3,122	$26	$28
Change in benefit obligation:
Obligation at January 1	$2,123	$1,994	$427	$417
Service cost	65	64	5	6
Interest cost	98	98	18	21
Participant contributions	—	—	6	8
Plan amendments(b)	26	22	(42)	17
Actuarial losses (gains) - net	168	54	21	(3)
Benefit payments(a)	(108)	(109)	(38)	(39)
Obligation at December 31(c)	$2,372	$2,123	$397	$427
Funded status:
Prepaid (accrued) benefit cost at NEE at December 31	$1,013	$999	$(371)	$(399)
Prepaid (accrued) benefit cost at FPL at December 31	$1,132	$1,080	$(261)	$(273)
______________________

(a)
Employer contributions and benefit payments include only those amounts contributed directly to, or paid directly from, plan assets.  FPL's portion of contributions related to SERP benefits was $7 million and $1 million for 2012 and for 2011, respectively.  FPL's portion of contributions related to other benefits was $27 million for 2012 and 2011.

(b)	In 2012, certain active plan participants in the postretirement plan in other benefits elected a pension credit in lieu of retiree life insurance benefits.

(c)
NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, for its pension plans at December 31, 2012 and 2011 was $2,305 million and $2,068 million, respectively.

NEE's and FPL's prepaid (accrued) benefit cost shown above are included on the consolidated balance sheets as follows:

	NEE				FPL
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
				(millions)
Prepaid benefit costs	$1,031	$1,021	$—	$—	$1,135	$1,088	$—	$—
Accrued benefit cost included in other current liabilities	(2)	(4)	(28)	(26)	(2)	(2)	(23)	(22)
Accrued benefit cost included in other liabilities	(16)	(18)	(343)	(373)	(1)	(6)	(238)	(251)
Prepaid (accrued) benefit cost at December 31	$1,013	$999	$(371)	$(399)	$1,132	$1,080	$(261)	$(273)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
		(millions)
Components of AOCI:
Unrecognized prior service benefit (cost) (net of $5 tax benefit, $3 tax benefit, $3 tax expense and $2 tax benefit, respectively)	$(9)	$(5)	$4	$(3)
Unrecognized loss (net of $39, $24, $6 and $3 tax benefits, respectively)	(63)	(37)	(6)	(1)
Total	$(72)	$(42)	$(2)	$(4)

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:

	Regulatory Assets (Pension)		Regulatory Assets (Liabilities) (SERP and Other)
	2012	2011	2012	2011
	(millions)
Unrecognized prior service cost (benefit)	$30	$16	$(16)	$13
Unrecognized transition obligation	—	—	—	2
Unrecognized loss	154	153	58	44
Total	$184	$169	$42	$59

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.00%	4.65%	3.75%	4.75%
Salary increase	4.00%	4.00%	4.00%	4.00%

The projected 2013 trend assumption used to measure the expected cost of health care benefits covered by the plans for those under age 65 is 7.75% for medical and 6.75% for prescription drug benefits and for those age 65 and over is 6.75% for medical and for prescription drug benefits.  These rates are assumed to decrease over the next 11 years for medical benefits for those under 65 and 7 years for those age 65 and over and 7 years for prescription drug benefits to the ultimate trend rate of 5.00% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2024 for medical benefits for those under age 65 and 2020 for those age 65 and over and 2020 for prescription drug benefits.  Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $2 million at December 31, 2012.

NEE's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

The NEE pension plan fund's current target asset allocation is 40.5% equity investments, 43.5% fixed income investments, 10% convertible securities and includes a target allocation of 6% for alternative investments, which is expected to be reached over time.  The pension fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles.  The pension fund's equity and fixed income holdings consist of both directly held securities as well as commingled investment arrangements such as common and collective trusts, pooled separate accounts, registered investment companies and limited partnerships.  The pension fund's convertible security assets are principally direct holdings of convertible securities and includes a convertible security oriented limited partnership.  The pension fund's alternative investment holdings are primarily absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

With regard to its other benefits plan, NEE's policy is to fund claims as incurred during the year through NEE contributions, participant contributions and plan assets.  The other benefits plan's assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plan's fund has a strategic asset allocation that targets a mix of 60% equity investments and 40% fixed income investments.  The fund's investment strategy consists of traditional investments, diversified across the global equity and fixed income markets.  The fund's equity and fixed income investments are comprised of assets classified as commingled vehicles such as common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2012(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$833	$—	$—	$833
Equity commingled vehicles(c)	—	590	—	590
U.S. Government and municipal bonds	166	50	—	216
Corporate debt securities(d)	—	349	—	349
Asset-backed securities	—	273	—	273
Debt security commingled vehicles(e)	—	589	—	589
Convertible securities	—	261	—	261
Limited partnerships(f)	—	134	140	274
Total	$999	$2,246	$140	$3,385
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $308 million.

(c)	Includes foreign investments of $204 million.

(d)	Includes foreign investments of $66 million.

(e)	Includes foreign investments of $60 million and $135 million of short-term commingled vehicles.

(f)
Includes fixed income oriented commingled investment arrangements of $90 million, convertible security oriented limited partnerships of $77 million and alternative investments of $107 million, of which $39 million were foreign investments. Fair values have been estimated using net asset value per share (NAV) of the investments. Those investments subject to certain restrictions have been classified as Level 3.

	December 31, 2011(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$750	$5	$1	$756
Equity commingled vehicles(c)	—	568	—	568
U.S. Government and municipal bonds	84	51	—	135
Corporate debt securities(d)	—	325	—	325
Asset-backed securities	—	318	—	318
Debt security commingled vehicles(e)	—	586	—	586
Convertible securities	—	265	—	265
Limited partnerships(f)	—	63	106	169
Total	$834	$2,181	$107	$3,122
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $258 million.

(c)	Includes foreign investments of $185 million.

(d)	Includes foreign investments of $58 million.

(e)	Includes foreign investments of $61 million and $85 million of short-term commingled vehicles.

(f)
Includes alternative investments of $94 million, of which $31 million were foreign investments. Fair values have been estimated using NAV of the investments.  Those investments subject to certain restrictions have been classified as Level 3.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of NEE's other benefits plan assets at December 31, 2012 and 2011, substantially all of which were Level 2, were approximately $18 million and $17 million of equity commingled vehicles (of which $4 million and $4 million were foreign investments) and $7 million and $11 million of debt security commingled vehicles, respectively.

Expected Cash Flows - NEE anticipates paying approximately $28 million for eligible retiree medical expenses on behalf of the other benefits plan during 2013.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:

	Pension Benefits	Other Benefits
	(millions)
2013	$144	$35
2014	$144	$35
2015	$149	$29
2016	$153	$28
2017	$159	$29
2018 - 2022	$832	$134

Net Periodic Cost - The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
			(millions)
Service cost	$65	$64	$59	$5	$6	$6
Interest cost	98	98	102	18	21	23
Expected return on plan assets	(238)	(238)	(241)	(2)	(2)	(2)
Amortization of transition obligation	—	—	—	1	3	3
Amortization of prior service cost (benefit)	5	(3)	(3)	(1)	—	—
Amortization of losses	—	—	1	—	—	—
SERP settlements	3	—	1	—	—	—
Special termination benefits	—	—	13	—	—	—
Net periodic benefit (income) cost at NEE	$(67)	$(79)	$(68)	$21	$28	$30
Net periodic benefit (income) cost at FPL	$(43)	$(51)	$(42)	$16	$21	$23

Other Comprehensive Income - The components of net periodic benefit income (cost) recognized in OCI for the plans are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
			(millions)
Prior service benefit (cost) (net of $3 tax benefit, $4 tax expense and $2 tax benefit, respectively)	$(6)	$—	$—	$7	$(3)	$—
Net gains (losses) (net of $16 tax benefit, $32 tax benefit, none, $3 tax benefit, $2 tax expense and $1 tax expense, respectively)	(25)	(45)	1	(5)	3	2
Amortization of prior service benefit (cost)	1	(1)	(1)	—	—	—
Amortization of transition obligation	—	—	—	—	1	—
Total	$(30)	$(46)	$—	$2	$1	$2

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets (Liabilities) - The components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (Liabilities) (SERP and Other)
	2012	2011	2012	2011
	(millions)
Prior service cost (benefit)	$17	$1	$(29)	$12
Unrecognized losses	1	217	16	7
Amortization of prior service cost (benefit)	(3)	2	—	—
Amortization of transition obligation	—	—	(1)	(2)
Amortization of unrecognized losses	—	—	(3)	—
Total	$15	$220	$(17)	$17

The weighted-average assumptions used to determine net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012		2011	2010
Discount rate	4.65%	5.00%	5.50%	4.53%	(a)	5.25%	5.50%
Salary increase	4.00%	4.00%	4.00%	4.00%		4.00%	4.00%
Expected long-term rate of return(b)	7.75%	7.75%	7.75%	8.00%		8.00%	8.00%
______________________

(a)	Reflects a mid-year rate change due to cost remeasurement resulting from a plan amendment.

(b)
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

Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the total service and interest cost recognized at December 31, 2012 by less than $1 million.

Employee Contribution Plans - NEE offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  NEE makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $44 million, $42 million and $34 million for NEE ($29 million, $28 million and $26 million for FPL) for the years ended December 31, 2012, 2011 and 2010, respectively.  See Note 10 - Employee Stock Ownership Plan.

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

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter markets, depending on the most favorable credit terms and market execution factors.  For NEER's power generation assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge all or a portion of the expected energy output of these assets.  These hedges are designed to protect NEER against adverse changes in the wholesale forward commodity markets associated with its generation assets.  With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services based on the load demands of the customer served by the distribution utility.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and protect against unfavorable changes in the forward energy markets.  Additionally, NEER takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions.  NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity clause.  For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income.  Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate.  For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the consolidated statements of income.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate swaps and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  At December 31, 2012, NEE's AOCI included amounts related to interest rate cash flow hedges with expiration dates through December 2030 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $44 million of net losses included in AOCI at December 31, 2012 is expected to be reclassified into earnings within the next 12 months as either the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2012	2011	2012		2011
	(millions)
Current derivative assets(a)	$517	$611	$4	(b)	$10	(b)
Noncurrent derivative assets(c)	920	973	1	(d)	2	(d)
Current derivative liabilities(e)	(430)	(1,090)	(20)		(512)
Noncurrent derivative liabilities(f)	(587)	(541)	—		(1)	(g)
Total mark-to-market derivative instrument assets (liabilities)	$420	$(47)	$(15)		$(501)
______________________

(a)	At December 31, 2012 and 2011, NEE's balances reflect the netting of approximately $43 million and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's consolidated balance sheets.

(c)	At December 31, 2012 and 2011, NEE's balances reflect the netting of approximately $159 million and $109 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's consolidated balance sheets.

(e)	At December 31, 2012 and 2011, NEE's balances reflect the netting of approximately $79 million and $112 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)	At December 31, 2011, NEE's balance reflects the netting of approximately $79 million (none at FPL) in margin cash collateral provided to counterparties.

(g)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

At December 31, 2012 and December 31, 2011, NEE had approximately $30 million and $22 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in current other liabilities on NEE's consolidated balance sheets.  Additionally, at December 31, 2012 and December 31, 2011, NEE had approximately $49 million and $50 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in current other assets on NEE's consolidated balance sheets.

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NEE's and FPL's net derivative positions at December 31, 2012 and December 31, 2011, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	December 31, 2012		December 31, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$30	$—	$22	$—
Current derivative liabilities	—	104	—	60
Noncurrent derivative assets	46	—	15	—
Noncurrent derivative liabilities	—	283	—	260
Foreign currency swaps:
Current derivative liabilities	—	5	—	3
Noncurrent derivative liabilities	—	28	—	3
Total	$76	$420	$37	$326

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) related to NEE's cash flow hedges are recorded in NEE's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2012					Year Ended December 31, 2011					Year Ended December 31, 2010
	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$—	$(131)	$(30)		$(161)	$—	$(383)	$(17)		$(400)	$20	$(52)	$24		$(8)
Gains (losses) reclassified from AOCI to net income(a)	$8	$(56)	$(21)	(b)	$(69)	$41	$(76)	$1	(c)	$(34)	$118	$(65)	$20	(c)	$73
Gains (losses) recognized in income(d)	$—	$—	$—		$—	$—	$—	$—		$—	$1	$—	$—		$1
______________________

(a)
Included in operating revenues for commodity contracts and interest expense for interest rate swaps. In 2011, excludes approximately $21 million of net losses related to the discontinuance of certain cash flow hedges. See further discussion above.

(b)	Loss of approximately $3 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $4 million is included in interest expense and the balance is included in other - net.

(d)	Represents the ineffective portion of the hedging instrument included in operating revenues.

For the year ended December 31, 2012, NEE recorded a gain of approximately $44 million on six fair value hedges which resulted in a corresponding increase in the related debt.  For the year ended December 31, 2011, NEE recorded a gain of approximately $28 million on six fair value hedges which resulted in a corresponding increase in the related debt.  For the year ended December 31, 2010, NEE recorded a gain of approximately $11 million on three fair value hedges which resulted in a corresponding increase in the related debt.

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	December 31, 2012					December 31, 2011
	NEE		FPL			NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$851	$321	$4	(a)	$—	$1,127	$432	$11	(a)	$1	(a)
Current derivative liabilities	1,441	1,838	12		32	3,358	4,494	1		513
Noncurrent derivative assets	1,748	715	1	(b)	—	1,290	250	2	(b)	—
Noncurrent derivative liabilities	192	438	—		—	1,222	1,579	—		1	(c)
Foreign currency swap:
Current derivative liabilities	—	3	—		—	—	3	—		—
Noncurrent derivative assets	—	—	—		—	27	—	—		—
Noncurrent derivative liabilities	—	30	—		—	—	—	—		—
Total	$4,232	$3,345	$17		$32	$7,024	$6,758	$14		$515
______________________

(a)	Included in current other assets on FPL's consolidated balance sheets.

(b)	Included in noncurrent other assets on FPL's consolidated balance sheets.

(c)	Included in noncurrent other liabilities on FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's consolidated statements of income (none at FPL) as follows:

	Years Ended December 31,
	2012	2011	2010
	(millions)
Commodity contracts(a):
Operating revenues	$171	$473	531
Fuel, purchased power and interchange	38	—	1
Foreign currency swap - other - net	(60)	22	18
Interest rate contracts - other - net	—	(11)	—
Total	$149	$484	$550
______________________

(a)
For the years ended December 31, 2012, 2011 and 2010, FPL recorded approximately $177 million, $646 million and $665 million of losses, respectively, related to commodity contracts as regulatory assets on its consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NEE's and FPL's overall net economic exposure because NEE and FPL do not use derivative instruments to hedge all of their commodity exposures.  At December 31, 2012, NEE and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NEE		FPL
	(millions)
Power	(77)	mwh(a)	—
Natural gas	1,293	mmbtu(b)	894	mmbtu(b)
Oil	(8)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2012, NEE had interest rate contracts with a notional amount totaling approximately $7.3 billion and foreign currency swaps with a notional amount totaling approximately $662 million.

Certain of NEE's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At December 31, 2012, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($32 million for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NEE or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), NEE would be required to post collateral such that the total posted collateral would be approximately $400 million ($20 million at FPL).  If FPL's and NEECH's credit ratings were downgraded to below investment grade, NEE would be required to post additional collateral such that the total posted collateral would be approximately $2.3 billion ($0.5 billion at FPL).  Some contracts at NEE, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NEE could be required to post additional collateral of up to approximately $700 million ($100 million at FPL).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral may be posted in the form of cash or credit support.  At December 31, 2012, NEE had posted approximately $150 million (none at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Derivative Instruments - NEE and FPL measure the fair value of commodity contracts using prices observed on commodities exchanges and in the over-the-counter markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$23	$—		$—	$—	$23
FPL - equity securities	$5	$—		$—	$—	$5
Special use funds:
NEE:
Equity securities	$914	$1,240	(b)	$—	$—	$2,154
U.S. Government and municipal bonds	$451	$143		$—	$—	$594
Corporate debt securities	$—	$572		$—	$—	$572
Mortgage-backed securities	$—	$560		$—	$—	$560
Other debt securities	$15	$26		$—	$—	$41
FPL:
Equity securities	$217	$1,118	(b)	$—	$—	$1,335
U.S. Government and municipal bonds	$390	$119		$—	$—	$509
Corporate debt securities	$—	$397		$—	$—	$397
Mortgage-backed securities	$—	$475		$—	$—	$475
Other debt securities	$16	$16		$—	$—	$32
Other investments:
NEE:
Equity securities	$7	$—		$—	$—	$7
U.S. Government and municipal bonds	$6	$—		$—	$—	$6
Corporate debt securities	$—	$53		$—	$—	$53
Mortgage-backed securities	$—	$47		$—	$—	$47
Other	$5	$6		$—	$—	$11
Derivatives:
NEE:
Commodity contracts	$1,187	$2,251		$794	$(2,871)	$1,361	(c)
Interest rate swaps	$—	$76		$—	$—	$76	(c)
FPL - commodity contracts	$—	$14		$3	$(12)	$5	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,240	$1,844		$228	$(2,748)	$564	(c)
Interest rate swaps	$—	$387		$—	$—	$387	(c)
Foreign currency swaps	$—	$66		$—	$—	$66	(c)
FPL - commodity contracts	$—	$31		$1	$(12)	$20	(c)
______________________

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,214 million ($1,093 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 3 for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$159	$—		$—	$—	$159
FPL - equity securities	$11	$—		$—	$—	$11
Special use funds:
NEE:
Equity securities	$709	$1,206	(b)	$—	$—	$1,915
U.S. Government and municipal bonds	$508	$167		$—	$—	$675
Corporate debt securities	$—	$516		$—	$—	$516
Mortgage-backed securities	$—	$511		$—	$—	$511
Other debt securities	$—	$47		$—	$—	$47
FPL:
Equity securities	$128	$1,056	(b)	$—	$—	$1,184
U.S. Government and municipal bonds	$458	$134		$—	$—	$592
Corporate debt securities	$—	$359		$—	$—	$359
Mortgage-backed securities	$—	$434		$—	$—	$434
Other debt securities	$—	$32		$—	$—	$32
Other investments:
NEE:
Equity securities	$4	$—		$—	$—	$4
U.S. Government and municipal bonds	$8	$—		$—	$—	$8
Corporate debt securities	$—	$43		$—	$—	$43
Mortgage-backed securities	$—	$33		$—	$—	$33
Other	$5	$5		$—	$—	$10
Derivatives:
NEE:
Commodity contracts	$2,448	$3,478		$1,071	$(5,477)	$1,520	(c)
Interest rate swaps	$—	$37		$—	$—	$37	(c)
Foreign currency swaps	$—	$27		$—	$—	$27	(c)
FPL - commodity contracts	$—	$8		$6	$(2)	$12	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,588	$3,582		$585	$(5,453)	$1,302	(c)
Interest rate swaps	$—	$320		$—	$—	$320	(c)
Foreign currency swaps	$—	$9		$—	$—	$9	(c)
FPL - commodity contracts	$—	$513		$2	$(2)	$513	(c)
______________________

(a)	Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.

(b)	At NEE, approximately $1,086 million ($979 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 3 for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

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

All price, volatility, correlation and customer migration inputs used in valuation are subject to validation by the Risk Management group.  The Risk Management group performs a risk management function responsible for assessing credit, market and operational risk impact, reviewing valuation methodology and modeling, confirming transactions, monitoring approval processes and developing and monitoring trading limits.  The Risk Management group is separate from the transacting group, and the Vice President of Risk Management reports to the Chief Financial Officer of NEE and FPL.  For markets where independent third-party data is readily available, validation is conducted daily by directly reviewing this market data against inputs utilized by the transacting group, and indirectly by critically reviewing daily risk reports.  For markets where independent third-party data is not readily available, additional analytical reviews are performed on at least a quarterly basis.  These analytical reviews are designed to ensure that all price and volatility curves used for fair valuing transactions are adequately validated each quarter, and are reviewed and approved by the Vice President of Risk Management.  In addition, other valuation assumptions such as implied correlations and customer migration rates are reviewed and approved by Risk Management on a periodic basis.  Newly created models used in the valuation process are also subject to testing and approval by Risk Management prior to use and established models are reviewed annually, or more often as needed, by Risk Management.

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

The significant unobservable inputs used in the valuation of NEE's contracts categorized as Level 3 of the fair value hierarchy at December 31, 2012 are as follows:

Transaction Type	Fair Value at December 31, 2012		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$399	$88	Discounted cash flow	Forward price (per mwh)	$9	—	$184
Options - power	$112	$72	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	274%
Options - gas	$42	$18	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	39%
Full requirements and unit contingent contracts	$213	$34	Discounted cash flow	Forward price (per mwh)	$5	—	$122
				Customer migration rate(a)	—%	—	20%
______________________

(a)	Applies only to full requirements contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power	Increase (decrease)
	Sell power	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2012		2011		2010
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$486	$4	$296	$7	$364	$11
Realized and unrealized gains (losses):
Included in earnings(a)	218	—	454	—	407	—
Included in regulatory assets and liabilities	5	5	3	3	1	1
Purchases, sales, settlements and issuances(b)	(151)	(7)	(258)	(6)	(432)	(5)
Transfers in(c)	20	—	6	—	2	—
Transfers out(c)	(12)	—	(15)	—	(46)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$566	$2	$486	$4	$296	$7
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$152	$—	$423	$—	$170	$—
______________________

(a)
For the years ended December 31, 2012, 2011 and 2010, $220 million, $441 million and $384 million, respectively, of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
For the years ended December 31, 2012 and 2011, includes $273 million and $270 million of purchases, $181 million and $166 million of settlements and $243 million and $362 million of issuances, respectively.

(c)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the years ended December 31, 2012, 2011 and 2010, $157 million, $423 million and $153 million, respectively, of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In 2011, market value indications and the potential impact of proposed environmental regulations suggested that the carrying value of certain NEER assets, primarily wind assets in West Texas and oil-fired assets in Maine, could be impaired.  NEER performed a fair value analysis and concluded that an impairment charge related to the long-lived assets, primarily property, plant and equipment, was necessary.  The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates.  As a result, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million ($31 million after-tax), which was recorded as a separate line item in NEE's consolidated statements of income for the year ended December 31, 2011.

In 2011, subsidiaries of NEER completed the sales of their ownership interests in five natural gas-fired generating plants with a total generating capacity of approximately 2,700 mw for net cash proceeds of approximately $1.2 billion, after transaction costs and working capital and other adjustments.  Approximately $363 million of these proceeds were used to repay debt associated with certain of the projects.  A NEER affiliate will continue to operate the facilities that were sold under service contracts expiring in 2013 through 2016.  In connection with the sales, a loss of approximately $151 million ($98 million after-tax) was recorded in NEE's consolidated statements of income.  The loss includes the reclassification of $30 million from AOCI as a result of the discontinuance of certain cash flow hedges because it became no longer probable that the future hedged transactions would occur.  See Note 3.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At December 31, 2012 and 2011, other investments of NEE, not included in the table below, included financial instruments of approximately $41 million and $35 million ($4 million and $4 million at FPL), respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31, 2012				December 31, 2011
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$4,190	(a)	$4,190	(a)	$3,867	(a)	$3,867	(a)
Other investments:
Notes receivable	$500		$665	(b)	$503		$535	(b)
Debt securities	$111	(c)	$111	(d)	$89	(c)	$89	(d)
Equity securities	$61		$79	(e)	$80		$159	(e)
Long-term debt, including current maturities	$26,647	(f)	$28,874	(g)	$21,614		$23,699	(g)
Interest rate swaps - net unrealized losses	$(311)		$(311)	(d)	$(283)		$(283)	(d)
Foreign currency swaps - net unrealized gains (losses)	$(66)		$(66)	(d)	$18		$18	(d)
FPL:
Special use funds	$2,918	(a)	$2,918	(a)	$2,737	(a)	$2,737	(a)
Long-term debt, including current maturities	$8,782		$10,421	(g)	$7,533		$9,078	(g)
______________________

(a)
At December 31, 2012, includes $229 million of investments accounted for under the equity method and $40 million of loans not measured at fair value on a recurring basis ($138 million and $32 million, respectively, for FPL).  At December 31, 2011, includes $164 million of investments accounted for under the equity method and $39 million of loans not measured at fair value on a recurring basis ($112 million and $24 million, respectively, for FPL). For the remaining balance, see Note 4 for classification by major security type and hierarchy level.  The amortized cost of debt and equity securities is $1,679 million and $1,500 million, respectively, at December 31, 2012 and $1,638 million and $1,425 million, respectively, at December 31, 2011 ($1,339 million and $839 million, respectively, at December 31, 2012 and $1,321 million and $864 million, respectively, at December 31, 2011 for FPL).

(b)
Classified as held to maturity.  Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of December 31, 2012, NEE had no notes receivable reported in non-accrual status.

(c)	Classified as trading securities.

(d)	See Note 4.

(e)	Primarily modeled internally based on recent market information including, among other things, private offerings of the securities (Level 3).

(f)
Also includes long-term debt reflected in liabilities associated with assets held for sale on the consolidated balance sheets for which the carrying amount approximates fair value. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(g)
As of December 31, 2012 and 2011, $18,962 million and $15,035 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds consist of FPL's storm fund assets of $73 million and NEE's and FPL's nuclear decommissioning fund assets of $4,117 million and $2,845 million, respectively, at December 31, 2012.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 4).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2012 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2012 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(millions)
Realized gains	$252	$183	$106	$98	$74	$49
Realized losses	$67	$88	$30	$46	$62	$22
Proceeds from sale or maturity of securities	$5,028	$4,348	$6,726	$3,790	$2,988	$5,079

Unrealized losses on available for sale debt securities at December 31, 2012 and 2011 were not material to NEE or FPL.  The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	December 31,		December 31,
	2012	2011	2012	2011
		(millions)
Equity securities	$680	$546	$521	$376
Debt securities	$92	$107	$77	$94

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

Interest Rate and Foreign Currency Swaps - NEE and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments.  See Note 3.

6.  Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(millions)
Federal:
Current(a)	$(4)	$(35)	$11	$(261)	$(64)	$113
Deferred	636	572	434	906	622	385
Total federal	632	537	445	645	558	498
State:
Current(a)	14	11	11	26	43	49
Deferred	46	(19)	76	81	53	33
Total state	60	(8)	87	107	96	82
Total income taxes	$692	$529	$532	$752	$654	$580
______________________

(a)	Includes provision for unrecognized tax benefits.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	1.5	(0.2)	2.4	3.5	3.6	3.5
PTCs and ITCs - NEER	(7.8)	(11.1)	(12.2)	—	—	—
Convertible ITCs - NEER	(1.5)	(0.1)	(2.5)	—	—	—
Other - net	(0.6)	(2.0)	(1.3)	(0.7)	(0.6)	(0.5)
Effective income tax rate	26.6%	21.6%	21.4%	37.8%	38.0%	38.0%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2012	2011	2012	2011
	(millions)
Deferred tax liabilities:
Property-related	$10,206	$8,727	$6,193	$5,260
Pension	403	394	438	420
Storm reserve deficiency	212	235	212	235
Nuclear decommissioning trusts	115	117	—	—
Net unrealized gains on derivatives	245	209	—	—
Deferred fuel costs	—	40	—	40
Other	563	573	162	151
Total deferred tax liabilities	11,744	10,295	7,005	6,106
Deferred tax assets and valuation allowance:
Decommissioning reserves	418	406	348	336
Postretirement benefits	162	170	114	118
Net operating loss carryforwards	1,216	557	6	—
Tax credit carryforwards	2,312	2,111	—	—
ARO and accrued asset removal costs	832	884	723	788
Other	790	830	197	261
Valuation allowance(a)	(192)	(228)	—	—
Net deferred tax assets	5,538	4,730	1,388	1,503
Net accumulated deferred income taxes	$6,206	$5,565	$5,617	$4,603
______________________

(a)	Amount relates to deferred state tax credits and state operating loss carryforwards.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE			FPL
	December 31,			December 31,
	2012		2011	2012	2011
			(millions)
Deferred income taxes - current assets	$397	(a)	$10	$—	$—
Other assets	113		153	—	—
Other current liabilities	(13)		(47)	(33)	(10)
Deferred income taxes - non-current liabilities	(6,703)		(5,681)	(5,584)	(4,593)
Net accumulated deferred income taxes	$(6,206)		$(5,565)	$(5,617)	$(4,603)
______________________

(a)
NEE expects to reclassify approximately $430 million of federal operating loss carryforwards from current deferred income taxes to noncurrent deferred income taxes in the first quarter of 2013 as a result of increased tax depreciation deductions available under the American Taxpayer Relief Act of 2012, which was enacted in January 2013.

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2012 are as follows:

	Amount	Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$1,057	2026-2032
State	137	2013-2032
Foreign	22	2021-2032
Net operating loss carryforwards	$1,216
Tax credit carryforwards:
Federal	$2,019	2022-2032
State	293	2013-2034
Net tax credit carryforwards	$2,312

Unrecognized Tax Benefits - The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  Amounts included in the liabilities for unrecognized tax benefits at December 31, 2012, 2011 and 2010 at NEE and FPL that, if disallowed, could impact the annual effective income tax rate were not significant.

At December 31, 2010, NEE's liabilities for unrecognized tax benefits totaled $264 million ($215 million for FPL). During 2011, NEE settled the majority of the uncertainties giving rise to the unrecognized tax benefits with the Internal Revenue Service (IRS). As part of the settlement, NEE received a cash refund of approximately $278 million, including interest of approximately $131 million, related to the 1988 through 2005 tax years and finalized the examination of the 2006 through 2008 tax years (collectively, IRS settlement).  The IRS settlement primarily related to the timing of certain NEE and FPL deductions for repairs, casualty losses and indirect service costs. At December 31, 2012 and 2011, NEE's and FPL's liabilities for unrecognized tax benefits were not material.

NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions.  The federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2011.  State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2008. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements.

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

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2012
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$1,808	$573	$1
St. Johns River Power Park units and coal terminal	20%	$386	$173	$11
Scherer Unit No. 4	76%	$1,067	$271	$14
NEER:
Duane Arnold	70%	$366	$88	$48
Seabrook	88.23%	$924	$164	$91
Wyman Station Unit No. 4	84.35%	$109	$44	$—
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$66	$14	$1
______________________

(a)	Excludes nuclear fuel.

8.  Variable Interest Entities

As of December 31, 2012, NEE has ten VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $366 million and $406 million at December 31, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's consolidated balance sheets.  The liabilities of the VIE were approximately $447 million and $496 million at December 31, 2012 and December 31, 2011, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 mw coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2012, 2011 and 2010, FPL purchased 680,500 mwh, 1,188,649 mwh and 1,502,234 mwh, respectively, from the facility at a total cost of approximately $174 million, $189 million and $184 million, respectively.

Additionally, FPL entered into a purchased power agreement effective in 1995 with a 330 mw coal-fired qualifying facility to purchase substantially all of the facility's electrical output over a substantial portion of its estimated useful life.  The facility is considered a VIE because FPL absorbs a portion of the facility’s variability related to changes in the market price of coal through the energy payment.  Since FPL does not control the most significant activities of the facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate this VIE.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL’s customers through the fuel clause as approved by the FPSC.

NEER - NEE consolidates ten NEER VIEs.  NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

An NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 mw.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of the VIE were approximately $90 million and $70 million, respectively, at December 31, 2012 and $105 million and $82 million, respectively, at December 31, 2011, and consisted primarily of property, plant and equipment and long-term debt.

The other nine NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,058 mw.  Eight of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037; the ninth VIE sells its electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of these VIEs totaled approximately $4.6 billion and $3.2 billion, respectively, at December 31, 2012.  Six of the nine were VIEs at December 31, 2011 and were consolidated; the assets and liabilities of those VIEs totaled approximately $3.2 billion and $2.6 billion, respectively, at December 31, 2011.  At December 31, 2012 and December 31, 2011, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of December 31, 2012 and December 31, 2011, several NEE subsidiaries have investments totaling approximately $753 million ($583 million at FPL) and $668 million ($526 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets.  As of December 31, 2012, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Investments in Partnerships and Joint Ventures

NEER - NEER has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which own electric generating facilities.  At December 31, 2012 and 2011, NEER's investments in partnerships and joint ventures totaled approximately $243 million and $193 million, respectively, which is included in other investments on NEE's consolidated balance sheets.  NEER's interest in these partnerships and joint ventures range from approximately 20% to 50%.  At December 31, 2012, the principal entities included in NEER's investments in partnerships and joint ventures were Northeast Energy, LP, Desert Sunlight Investment Holdings, LLC, Evacuacion Valdecaballeros, SL, Luz Solar Partners Ltd., V, Luz Solar Partners Ltd., III, and in 2011 also included Mojave 3/4/5 LLC.

Summarized combined information for these principal entities is as follows:

	2012	2011
	(millions)
Net income	$27	$72
Total assets	$1,512	$873
Total liabilities	$1,053	$508
Partners'/members' equity	$459	$365

NEER's share of underlying equity in the principal entities	$223	$182
Difference between investment carrying amount and underlying equity in net assets(a)	1	(19)
NEER's investment carrying amount for the principal entities	$224	$163
______________________

(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of NEER provide services to the partnerships and joint ventures, including operations and maintenance and business management services.  NEE's operating revenues for the years ended December 31, 2012, 2011 and 2010 include approximately $33 million, $26 million and $25 million, respectively, related to such services.  The net receivables at December 31, 2012 and 2011, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $11 million and $19 million, respectively, and are included in other receivables on NEE's consolidated balance sheets.

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

10.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock is as follows:

	Years Ended December 31,
	2012	2011	2010
	(millions, except per share amounts)
Numerator - net income	$1,911	$1,923	$1,957
Denominator:
Weighted-average number of common shares outstanding - basic	416.7	416.6	410.3
Performance share awards, options, restricted stock and equity units(a)	2.5	2.4	2.7
Weighted-average number of common shares outstanding - assuming dilution	419.2	419.0	413.0
Earnings per share of common stock:
Basic	$4.59	$4.62	$4.77
Assuming dilution	$4.56	$4.59	$4.74
______________________

(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Options, performance share awards, restricted stock and equity units are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common shares issuable pursuant to equity units and stock options, performance share awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 11.4 million, 14.6 million and 9.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ESOP-related compensation expense was approximately $44 million, $42 million and $37 million in 2012, 2011 and 2010, respectively.  The related share release was based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2012 was approximately $39 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of NEE common stock at December 31, 2012 was approximately $185 million.

Stock-Based Compensation - Net income for the years ended December 31, 2012, 2011 and 2010 includes approximately $57 million, $49 million and $57 million, respectively, of compensation costs and $22 million, $19 million and $22 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Compensation cost capitalized for the years ended December 31, 2012, 2011 and 2010 was not material.  As of December 31, 2012, there were approximately $53 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 2.1 years.

At December 31, 2012, approximately 20 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) 2011 Long Term Incentive Plan, (b) 2007 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans.  NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  NEE satisfies stock option exercises by issuing new shares of its common stock.  NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in restricted stock and performance share awards for the year ended December 31, 2012 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2012	1,032,288	$50.84
Granted	498,587	$60.78
Vested	(544,094)	$51.67
Forfeited	(123,156)	$55.54
Nonvested balance, December 31, 2012	863,625	$55.26
Performance Share Awards:
Nonvested balance, January 1, 2012	1,351,074	$43.72
Granted	720,669	$51.23
Vested	(616,130)	$45.32
Forfeited	(170,524)	$47.58
Nonvested balance, December 31, 2012	1,285,089	$46.65

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2011 and 2010 was $54.77 and $46.72 respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2011 and 2010 was $50.13 and $42.95, respectively.

The total fair value of restricted stock and performance share awards vested was $71 million, $53 million and $47 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2012	2011	2010
Expected volatility(a)	21.00%	21.54%	20.74 - 21.64%
Expected dividends	3.99%	4.03%	3.61 - 4.39%
Expected term (years)(b)	6.7	6.0	6.0
Risk-free rate	1.37%	2.80%	1.65 - 2.91%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2012 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2012	4,385,865	$42.64
Granted	544,859	$60.22
Exercised	(1,678,383)	$32.58
Forfeited	(61,251)	$55.71
Expired	—	$—
Balance, December 31, 2012	3,191,090	$50.69	6.0	$59

Exercisable, December 31, 2012	2,256,838	$48.50	4.9	$47

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of options granted was $7.69, $7.78 and $6.22 per share for the years ended December 31, 2012, 2011 and 2010, respectively.  The total intrinsic value of stock options exercised was approximately $57 million, $29 million and $32 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash received from option exercises was approximately $55 million, $31 million and $41 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The tax benefits realized from options exercised were approximately $22 million, $11 million and $12 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accelerated Share Repurchase (ASR) of NEE Common Stock - In December 2011, NEE purchased approximately 6.7 million shares of its common stock at a price of $55.76 per share for an aggregate price of $375 million pursuant to an ASR agreement.  The approximately 6.7 million shares repurchased were retired, which resulted in a decrease in common stock and additional paid-in capital on NEE's consolidated balance sheet.  In February 2012, NEE elected to settle the ASR agreement in cash; the settlement amount was not material.

Continuous Offering of NEE Common Stock - During 2010, NEE received gross proceeds through the sale and issuance of common stock of approximately $240 million pursuant to a program it commenced in January 2009 under which it offered and sold, from time to time, NEE common stock having a gross sales price of up to $400 million.

Preferred Stock - NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of preferred stock, no par value, none of which are outstanding.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2009	$67	$94	$(3)	$11	$—	$169
Other comprehensive income (loss)	(43)	39	2	(1)	—	(3)
Balances, December 31, 2010	24	133	(1)	10	—	166
Other comprehensive loss	(228)	(30)	(45)	(5)	(12)	(320)
Balances, December 31, 2011	(204)	103	(46)	5	(12)	(154)
Other comprehensive income (loss)	(62)	(7)	(28)	7	(11)	(101)
Balances, December 31, 2012	$(266)	$96	$(74)	$12	$(23)	$(255)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Debt

Long-term debt consists of the following:

	December 31,
	2012	2011
	(millions)
FPL:
First mortgage bonds - maturing 2013 through 2042 - 3.80% to 6.20%	$7,390	$6,390
Storm-recovery bonds - maturing 2013 through 2021 - 5.0440% to 5.2555%(a)	439	487
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020 through 2029 - variable, 0.16% and 0.10% weighted-average interest rates, respectively(b)(c)	633	633
Other long-term debt maturing 2013 through 2040 - primarily variable, 0.66% weighted-average interest rate for 2012(c)	355	57
Unamortized discount	(35)	(34)
Total long-term debt of FPL	8,782	7,533
Less current maturities of long-term debt	453	50
Long-term debt of FPL, excluding current maturities	8,329	7,483
NEECH:
Debentures - maturing 2013 through 2021 - 1.2% to 7.88%(d)	2,800	2,300
Debentures - matured 2012 - variable, 0.77% weighted-average interest rate(c)	—	200
Debentures, related to NEE's equity units - maturing 2014 through 2017 - 1.60% to 1.90%(e)	2,003	753
Junior subordinated debentures - maturing 2044 through 2072 - 5.125% to 8.75%	3,253	2,353
Senior secured bonds - maturing 2030 - 7.500%(f)	500	500
Japanese yen denominated senior notes - maturing 2030 - 5.1325%(d)	115	130
Japanese yen denominated term loans - maturing 2014 - variable, 1.56% and 1.92% weighted-average interest rate, respectively(c)(d)	508	442
Term loans - maturing 2013 through 2016 - primarily variable, 1.30% and 1.39% weighted-average interest rate, respectively(c)	1,563	1,533
Fair value swaps (see Note 3)	75	32
Unamortized discount	—	(6)
Total long-term debt of NEECH	10,817	8,237
Less current maturities of long-term debt	1,575	350
Long-term debt of NEECH, excluding current maturities	9,242	7,887
NEER:
Senior secured limited-recourse bonds and notes - maturing 2013 through 2038 - 4.125% to 7.59%	2,483	3,147
Senior secured limited-recourse term loans - maturing 2015 through 2030 - primarily variable, 2.77% and 2.88% weighted-average interest rate, respectively(c)(d)	2,617	2,184
Other long-term debt - maturing 2014 through 2030 - primarily variable, 2.83% and 3.94% weighted-average interest rate, respectively(c)	836	345
Canadian revolving credit facilities - maturing 2013 and 2014 - variable, 2.33% and 1.29% weighted-average interest rate, respectively(c)	413	172
Total long-term debt of NEER	6,349	5,848
Less current maturities of long-term debt	743	408
Long-term debt of NEER, excluding current maturities	5,606	5,440
Total long-term debt	$23,177	$20,810
______________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it is being paid semiannually and sequentially.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2012, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)	Variable rate is based on an underlying index plus a margin.

(d)	Interest rate swap agreements have been entered into for the majority of these debt issuances. See Note 3.

(e)	During 2012, the debentures maturing in 2014 and bearing interest at the rate of 1.90% were remarketed and the interest rate was reset to 1.611% per year. See discussion below.

(f)	Issued by a wholly-owned subsidiary of NEECH and collateralized by a third-party note receivable held by that subsidiary. See Note 5.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual maturities of long-term debt for NEE are approximately $2,771 million, $2,804 million, $2,321 million, $975 million and $2,066 million for 2013, 2014, 2015, 2016 and 2017, respectively.  The respective amounts for FPL are approximately $453 million, $356 million, $60 million, $64 million and $367 million.

At December 31, 2012 and 2011, commercial paper and short-term borrowings had a weighted-average interest rate of 0.49% (0.27% for FPL) and 0.48% (0.26% for FPL), respectively.  Available lines of credit aggregated approximately $7.6 billion ($4.6 billion for NEECH and $3.0 billion for FPL) at December 31, 2012 and were available to support NEECH's and FPL's commercial paper programs.  These facilities provide for the issuance of letters of credit of up to approximately $4.1 billion ($2.5 billion for NEECH and $1.6 billion for FPL).  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2012, letters of credit totaling $1,138 million and $3 million were outstanding under the NEECH and FPL credit facilities, respectively.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

In 2010, NEE sold $402.5 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 1/20, or 5%, undivided beneficial ownership interest in a Series D Debenture due September 1, 2015 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2013 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $55.02 to $68.78.  If purchased on the final settlement date, as of December 31, 2012, the number of shares issued would (subject to antidilution adjustments) range from 0.9177 shares if the applicable market value of a share of common stock is less than or equal to $55.02, to 0.7342 shares if the applicable market value of a share is equal to or greater than $68.78, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 28, 2013.  Total annual distributions on the equity units will be at the rate of 7.00%, consisting of interest on the debentures (1.90% per year) and payments under the stock purchase contracts (5.10% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2013.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, NEE would exercise its rights as a secured party in the debentures to satisfy in full the holders’ obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

In May 2012, NEE sold $600 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series E Debenture due June 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than June 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $64.35 to $77.22.  If purchased on the final settlement date, as of December 31, 2012, the number of shares issued would (subject to antidilution adjustments) range from 0.7770 shares if the applicable market value of a share of common stock is less than or equal to $64.35, to 0.6475 shares if the applicable market value of a share is equal to or greater than $77.22, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending May 27, 2015.  Total annual distributions on the equity units will be at the rate of 5.599%, consisting of interest on the debentures (1.70% per year) and payments under the stock purchase contracts (3.899% per year).  The interest rate on the debentures is expected to be reset on or after December 1, 2014.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2012, NEE sold $650 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series F Debenture due September 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $67.15 to $80.58.  If purchased on the final settlement date, as of December 31, 2012, the number of shares issued would (subject to antidilution adjustments) range from 0.7446 shares if the applicable market value of a share of common stock is less than or equal to $67.15, to 0.6205 shares if the applicable market value of a share is equal to or greater than $80.58, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2015.  Total annual distributions on the equity units will be at the rate of 5.889%, consisting of interest on the debentures (1.60% per year) and payments under the stock purchase contracts (4.289% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2015.  The holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

Prior to the issuance of NEE’s common stock, the stock purchase contracts, if dilutive, will be reflected in NEE’s diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of NEE common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the stock purchase contracts over the number of shares that could be purchased by NEE in the market, at the average market price during the period, using the proceeds receivable upon settlement.

12.  Asset Retirement Obligations

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

A rollforward of NEE's and FPL's ARO is as follows:

	FPL	NEER		NEE
		(millions)
Balances, December 31, 2010	$1,083	$556		$1,639
Liabilities incurred	3	3		6
Accretion expense	58	31		89
Revision in estimated cash flows - net	—	(123)	(a)	(123)
Balances, December 31, 2011	1,144	467		1,611
Liabilities incurred	9	11		20
Accretion expense	62	32		94
Liabilities settled	(8)	—		(8)
Revision in estimated cash flows - net	(1)	(1)		(2)
Balances, December 31, 2012	$1,206	$509		$1,715
______________________

(a)	Primarily reflects the effect of revised cost estimates and probability assessments regarding when assets will be decommissioned.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 5):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2012	$2,845	$1,272	$4,117
Balances, December 31, 2011	$2,612	$1,130	$3,742

NEE and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by NEE or FPL.  These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose.  The ARO liability is not estimable for such easements as NEE and FPL intend to use these properties indefinitely.  In the event NEE and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

13.  Commitments and Contingencies

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

At December 31, 2012, estimated capital expenditures for 2013 through 2017 were as follows:

	2013	2014	2015	2016	2017	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$915	$760	$295	$130	$—	$2,100
Existing	645	710	675	580	555	3,165
Transmission and distribution	745	795	745	770	795	3,850
Nuclear fuel	125	175	245	245	260	1,050
General and other	155	145	105	125	120	650
Total	$2,585	$2,585	$2,065	$1,850	$1,730	$10,815
NEER:
Wind(d)	$385	$45	$5	$5	$5	$445
Solar(e)	830	175	5	—	—	1,010
Nuclear(f)	280	310	310	330	280	1,510
Other(g)	310	45	115	50	50	570
Total	$1,805	$575	$435	$385	$335	$3,535
Corporate and Other(h)	$175	$75	$70	$70	$70	$460
______________________

(a)	Includes AFUDC of approximately $85 million, $52 million, $47 million and $27 million for 2013 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a fixed pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $42 million and $12 million in 2013 and 2014, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 300 mw, including approximately 125 mw in Canada, that have received applicable internal approvals.  Excludes new Canadian wind projects requiring internal approvals with generation totaling approximately 470 mw in 2014 and 2015, with an estimated cost of approximately $1.3 billion to $1.5 billion.

(e)
Consists of capital expenditures for new solar projects and related transmission totaling 645 mw that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 mw solar project.  Excludes solar projects requiring internal approvals with generation totaling 250 mw with an estimated cost of approximately $600 million to $800 million.

(f)	Includes nuclear fuel.

(g)	Consists of capital expenditures that have received applicable internal approvals.

(h)	Consists of capital expenditures that have received applicable internal approvals and includes AFUDC related to Lone Star of approximately $21 million in 2013.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

On February 14, 2013, the Spanish government approved a new law that made further changes to the economic framework of renewable energy projects including, among other things, substantially reducing the renewable energy pricing for the 99.8 mw of solar thermal facilities that affiliates of NEER are constructing in Spain.  The revised renewable energy pricing will have a significant negative impact on the project returns, as well as the related financing agreements. NEER's management is evaluating its options which include, among other things, attempting to work with lenders to restructure the financing agreements, abandoning the development of the projects or selling the projects. If NEER were to abandon the projects, its maximum exposure is estimated to be approximately $300 million.

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

NEER has entered into contracts primarily for the purchase of solar reflectors, wind turbines and towers, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from March 2013 through 2030, approximately $1.4 billion of which is included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from March 2013 through 2033.

The transmission business included in Corporate and Other has entered into contracts primarily for development and construction activities relating to Lone Star's transmission line and other associated facilities, all of which is included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of December 31, 2012 were estimated as follows:

	2013	2014	2015	2016	2017	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$270	$275	$280	$245	$250	$2,165
JEA and Southern subsidiaries	$230	$220	$195	$70	$40	$115
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$1,995	$1,310	$570	$535	$530	$6,405
Coal(b)	$95	$35	$5	$5	$—	$—
NEER	$860	$325	$95	$110	$65	$580
Corporate and Other(c)	$45	$10	$15	$10	$10	$10
______________________

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $523 million, $511 million and $537 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $276 million, $403 million and $434 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes an approximately $68 million commitment to invest in clean power and technology businesses through 2021.

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

Legal Proceedings - In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns an interest of approximately 76%, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties.  Under the EPA's civil penalty rules, the EPA could assess up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, up to $27,500 per day for each violation from January 31, 1997 through March 15, 2004, up to $32,500 per day for each violation from March 16, 2004 through January 12, 2009 and up to $37,500 per day for each violation thereafter.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the U.S. Supreme Court's decision.

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

NEE and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  In addition to the legal proceedings discussed above, NEE and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which subsidiaries of NEE, including FPL, have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by such subsidiary.  In the event that NEE and FPL, or their affiliates, do not prevail in the lawsuits described above or these other legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of the lawsuits described above or these other legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of NEE or FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business.  NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NEE's operating revenues derived from the sale of electricity represented approximately 93%, 95% and 95% of NEE's operating revenues for the years ended December 31, 2012, 2011 and 2010.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2012, 2011 and 2010.  At December 31, 2012 and 2011, approximately 4% and 2%, respectively, of long-lived assets were located in foreign countries.

NEE's segment information is as follows:

	2012				2011				2010
	FPL	NEER(a)	Corp. and Other	Total	FPL	NEER(a)	Corp. and Other	Total	FPL	NEER(a)	Corp. and Other	Total
					(millions)
Operating revenues	$10,114	$3,895	$247	$14,256	$10,613	$4,502	$226	$15,341	$10,485	$4,636	$196	$15,317
Operating expenses(b)(c)	$7,757	$3,024	$199	$10,980	$8,537	$3,351	$192	$12,080	$8,636	$3,302	$152	$12,090
Interest expense	$417	$474	$147	$1,038	$387	$530	$118	$1,035	$361	$515	$103	$979
Interest income	$6	$20	$60	$86	$3	$23	$53	$79	$—	$21	$70	$91
Depreciation and amortization	$659	$818	$41	$1,518	$798	$736	$33	$1,567	$1,008	$759	$21	$1,788
Equity in earnings of equity method investees	$—	$19	$(6)	$13	$—	$55	$—	$55	$—	$58	$—	$58
Income tax expense (benefit)(d)(e)	$752	$(7)	$(53)	$692	$654	$(24)	$(101)	$529	$580	$(11)	$(37)	$532
Net income (loss)(c)(f)	$1,240	$687	$(16)	$1,911	$1,068	$774	$81	$1,923	$945	$980	$32	$1,957
Capital expenditures, independent power and other investments and nuclear fuel purchases	$4,285	$4,681	$495	$9,461	$3,502	$2,774	$352	$6,628	$2,706	$3,072	$68	$5,846
Property, plant and equipment	$38,249	$25,333	$1,335	$64,917	$35,170	$21,482	$900	$57,552	$32,423	$21,304	$494	$54,221
Accumulated depreciation and amortization	$10,698	$4,535	$271	$15,504	$10,916	$3,914	$232	$15,062	$10,871	$4,073	$202	$15,146
Total assets(g)	$34,853	$27,139	$2,447	$64,439	$31,816	$23,459	$1,913	$57,188	$28,698	$22,389	$1,907	$52,994
Investment in equity method investees	$—	$243	$19	$262	$—	$193	$9	$202	$—	$217	$10	$227
______________________

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	Prior year amounts are restated to conform to the current year's presentation. See Note 1 - Basis of Presentation and Note 1 - Sale of Differential Membership Interests.

(c)	In 2011, NEER includes impairment charges of approximately $51 million ($31 million after-tax). See Note 4 - Nonrecurring Fair Value Measurements.

(d)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

(e)
In 2011, Corporate and Other includes state deferred income tax benefits of approximately $64 million, net of federal income taxes, related to state tax law changes and an income tax benefit of $41 million related to the dissolution of a subsidiary.

(f)
In 2011, NEER and Corporate and Other include an after-tax loss on sale of natural gas-fired generating assets of $92 million and $6 million, respectively.  See Note 4 - Nonrecurring Fair Value Measurements.

(g)	In 2012, NEER includes assets held for sale of approximately $335 million. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$4,154	$10,102	$14,256	$—	$4,740	$10,601	$15,341	$—	$4,843	$10,474	$15,317
Operating expenses(b)	(21)	(3,214)	(7,745)	(10,980)	(15)	(3,540)	(8,525)	(12,080)	(4)	(3,462)	(8,624)	(12,090)
Interest expense	(11)	(619)	(408)	(1,038)	(14)	(645)	(376)	(1,035)	(15)	(618)	(346)	(979)
Equity in earnings of subsidiaries	1,925	—	(1,925)	—	1,878	—	(1,878)	—	1,931	—	(1,931)	—
Other income (deductions) - net(b)	7	313	45	365	1	202	23	226	16	204	21	241
Income (loss) before income taxes	1,900	634	69	2,603	1,850	757	(155)	2,452	1,928	967	(406)	2,489
Income tax expense (benefit)	(11)	(50)	753	692	(73)	(53)	655	529	(29)	(19)	580	532
Net income (loss)	$1,911	$684	$(684)	$1,911	$1,923	$810	$(810)	$1,923	$1,957	$986	$(986)	$1,957
______________________

(a)	Represents FPL and consolidating adjustments.

(b)	Prior year amounts are restated to conform to the current year's presentation. See Note 1 - Basis of Presentation and Note 1 - Sale of Differential Membership Interests.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss)	$1,810	$611	$(611)	$1,810	$1,603	$535	$(535)	$1,603	$1,954	$981	$(981)	$1,954
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2012				December 31, 2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$31	$26,638	$38,248	$64,917	$31	$22,351	$35,170	$57,552
Less accumulated depreciation and amortization	(7)	(4,800)	(10,697)	(15,504)	(3)	(4,143)	(10,916)	(15,062)
Total property, plant and equipment - net	24	21,838	27,551	49,413	28	18,208	24,254	42,490
CURRENT ASSETS
Cash and cash equivalents	2	287	40	329	1	339	37	377
Receivables	398	1,208	450	2,056	84	1,026	692	1,802
Other	432	1,421	999	2,852	5	1,075	1,613	2,693
Total current assets	832	2,916	1,489	5,237	90	2,440	2,342	4,872
OTHER ASSETS
Investment in subsidiaries	16,064	—	(16,064)	—	14,879	—	(14,879)	—
Other	647	4,749	4,393	9,789	513	4,849	4,464	9,826
Total other assets	16,711	4,749	(11,671)	9,789	15,392	4,849	(10,415)	9,826
TOTAL ASSETS	$17,567	$29,503	$17,369	$64,439	$15,510	$25,497	$16,181	$57,188
CAPITALIZATION
Common shareholders' equity	$16,068	$3,533	$(3,533)	$16,068	$14,943	$4,030	$(4,030)	$14,943
Long-term debt	—	14,848	8,329	23,177	—	13,327	7,483	20,810
Total capitalization	16,068	18,381	4,796	39,245	14,943	17,357	3,453	35,753
CURRENT LIABILITIES
Debt due within one year	—	3,624	558	4,182	—	1,778	379	2,157
Accounts payable	1	667	613	1,281	—	512	679	1,191
Other	440	2,317	659	3,416	250	1,520	1,601	3,371
Total current liabilities	441	6,608	1,830	8,879	250	3,810	2,659	6,719
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	508	1,207	1,715	—	466	1,145	1,611
Deferred income taxes	497	891	5,315	6,703	68	1,376	4,237	5,681
Other	561	3,115	4,221	7,897	249	2,488	4,687	7,424
Total other liabilities and deferred credits	1,058	4,514	10,743	16,315	317	4,330	10,069	14,716
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$17,567	$29,503	$17,369	$64,439	$15,510	$25,497	$16,181	$57,188
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012				Year Ended December 31, 2011				Year Ended December 31, 2010
	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,166	$1,091	$1,735	$3,992	$1,681	$1,446	$947	$4,074	$1,178	$1,940	$716	$3,834
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(5,176)	(4,285)	(9,461)	(16)	(3,109)	(3,503)	(6,628)	—	(3,140)	(2,706)	(5,846)
Capital contributions to FPL	(440)	—	440	—	(410)	—	410	—	(660)	—	660	—
Cash grants under the Recovery Act	—	196	—	196	—	406	218	624	—	428	160	588
Sale of natural gas-fired generating assets	—		—	—	—	1,204	—	1,204	—	—	—	—
Change in loan proceeds restricted for construction	—	314	—	314	—	(565)	—	(565)	—	—	—	—
Other - net	1	20	2	23	16	60	10	86	—	5	(31)	(26)
Net cash used in investing activities	(439)	(4,646)	(3,843)	(8,928)	(410)	(2,004)	(2,865)	(5,279)	(660)	(2,707)	(1,917)	(5,284)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	5,334	1,296	6,630	—	3,100	840	3,940	—	2,800	924	3,724
Retirements of long-term debt	—	(1,562)	(50)	(1,612)	—	(2,076)	(45)	(2,121)	—	(727)	(42)	(769)
Proceeds from sale of differential membership interests	—	808	—	808	—	466	—	466	—	261	—	261
Net change in short-term debt	—	286	(225)	61	—	231	229	460	—	(414)	(716)	(1,130)
Dividends on common stock	(1,004)	—	—	(1,004)	(920)	—	—	(920)	(823)	—	—	(823)
Other - net	278	(1,363)	1,090	5	(350)	(1,106)	911	(545)	305	(1,027)	973	251
Net cash provided by (used in) financing activities	(726)	3,503	2,111	4,888	(1,270)	615	1,935	1,280	(518)	893	1,139	1,514
Net increase (decrease) in cash and cash equivalents	1	(52)	3	(48)	1	57	17	75	—	126	(62)	64
Cash and cash equivalents at beginning of year	1	339	37	377	—	282	20	302	—	156	82	238
Cash and cash equivalents at end of year	$2	$287	$40	$329	$1	$339	$37	$377	$—	$282	$20	$302
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2012
Operating revenues(b)	$3,371	$3,667	$3,843	$3,375
Operating income(b)(c)	$803	$1,000	$742	$732
Net income(b)	$461	$607	$415	$429
Earnings per share(d)	$1.12	$1.46	$0.99	$1.02
Earnings per share - assuming dilution(d)	$1.11	$1.45	$0.98	$1.02
Dividends per share	$0.60	$0.60	$0.60	$0.60
High-low common stock sales prices	$61.21 - 58.57	$68.96 - 61.20	$72.22 - 65.95	$72.21 - 66.05
2011
Operating revenues(b)	$3,134	$3,961	$4,382	$3,864
Operating income(b)(c)	$414	$858	$902	$1,086
Net income(b)	$268	$580	$407	$667
Earnings per share(d)	$0.64	$1.39	$0.98	$1.60
Earnings per share - assuming dilution(d)	$0.64	$1.38	$0.97	$1.59
Dividends per share	$0.55	$0.55	$0.55	$0.55
High-low common stock sales prices	$55.86 - 51.54	$58.98 - 54.16	$58.25 - 49.00	$61.20 - 51.33

FPL:
2012
Operating revenues(b)	$2,224	$2,580	$2,975	$2,336
Operating income(b)	$481	$662	$719	$496
Net income(b)	$239	$353	$392	$256
2011
Operating revenues(b)	$2,246	$2,801	$3,152	$2,414
Operating income(b)	$406	$571	$656	$442
Net income(b)	$205	$301	$347	$216
______________________

(a)
In the opinion of NEE and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

(c)	Prior period amounts are restated to conform to the current year's presentation. See Note 1 - Basis of Presentation and Note 1 - Sale of Differential Membership Interests.

(d)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2012, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2012.

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

Item 9B.  Other Information

On February 26, 2013, the Compensation Committee of the Board of Directors of NEE approved the NextEra Energy, Inc. Executive Severance Benefit Plan (Severance Plan), which provides for the payment of severance benefits to certain senior executives if their employment with NEE or its affiliates is involuntarily terminated in specified circumstances.

The purpose of the Severance Plan is to retain senior executives and encourage dedication to their duties by ensuring the equitable treatment of those who may experience an involuntary termination, as defined in the Severance Plan. The Severance Plan provides each Participant (as defined in the Severance Plan and described below) with severance benefits following the Participant's involuntary termination in exchange for the Participant's entry into a release of claims against NEE and an agreement to adhere to certain non-competition and related covenants protective of NEE and its affiliates.

The Severance Plan became effective on February 26, 2013. NEE may amend or terminate the Severance Plan, in full or in part, at any time and from time to time. If an amendment or termination would affect the rights of an eligible executive or Participant, such eligible executive or Participant must consent in writing to the amendment or termination.  In addition, the amendment or termination must comply with Internal Revenue Code section 409A.

The President and Chief Executive Officer, the Vice Chairman and Chief Financial Officer, and each Executive Vice President of NEE, the President and Chief Executive Officer of NEER and the President of FPL are eligible to participate in the Severance Plan.

Following a covered involuntary termination and the execution of the release and other agreement, a Participant will receive a cash payment equal to two times the Participant's annual base salary plus two times the Participant's target annual incentive compensation, payable in two equal annual installments. In addition, the Participant's outstanding equity and equity-based awards will vest pro rata, subject, where applicable, to the achievement of the specified performance objectives.  A Participant will also receive certain ancillary benefits, including outplacement assistance or a payment in lieu thereof.  Amounts payable under the Severance Plan are subject to a cap specified in the Severance Plan.

The Severance Plan does not provide for the payment of severance benefits upon terminations governed by the terms of the executives' previously disclosed executive retention change of control agreements.

A copy of the Severance Plan is filed as an exhibit to this report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Corporate Governance and Board Matters" and "Information About NextEra Energy and Management" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2013 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

NEE has adopted the NextEra Energy, Inc. Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the executive chairman, the chief executive officer, the chief financial officer, the chief accounting officer and other senior executive and financial officers.  The Senior Financial Executive Code is available under Corporate Governance in the Investor Relations section of NEE’s internet website at www.nexteraenergy.com.  Any amendments to, or waivers of any provision of, the Senior Financial Executive Code which are required to be disclosed to shareholders under applicable SEC rules will be disclosed on the NEE website at the address listed above within the time period required under SEC rules from time to time.

Item 11.  Executive Compensation

The information required by this item will be included in NEE's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in NEE's Proxy Statement under the headings "Business of the Annual Meeting" and "Information About NextEra Energy and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in NEE's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

NEE - The information required by this item will be included in NEE's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2012 and 2011.  The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2012	2011
Audit fees(a)	$3,364,000	$3,109,000
Audit-related fees(b)	190,000	327,000
Tax fees(c)	29,000	130,000
All other fees(d)	10,000	16,000
Total	$3,593,000	$3,582,000
______________________

(a)
Audit fees consist of fees billed for professional services rendered for the audit of FPL's and NEE's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and NEE's Quarterly Reports on Form 10-Q for the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters and services in connection with annual and semi-annual filings of NEE's financial statements with the Japanese Ministry of Finance.

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees.  These fees primarily related to consultation on accounting standards and on transactions, agreed-upon procedures and attestation services.

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.  In 2012, all tax fees paid related to tax compliance services. In 2011, $32,000 of tax fees paid related to tax compliance services and $98,000 related to tax advice and planning services.

(d)
All other fees consist of fees for products and services other than the services reported under the other named categories.  In 2012, these fees related to training.  In 2011, these fees related to training and an assessment of the record management processes.

In accordance with the requirements of Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2012 and 2011, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	71
		Attestation Report of Independent Registered Public Accounting Firm	72
		Report of Independent Registered Public Accounting Firm	73
		NEE:
		Consolidated Statements of Income	74
		Consolidated Statements of Comprehensive Income	75
		Consolidated Balance Sheets	76
		Consolidated Statements of Cash Flows	77
		Consolidated Statements of Common Shareholders' Equity	78
		FPL:
		Consolidated Statements of Income	79
		Consolidated Balance Sheets	80
		Consolidated Statements of Cash Flows	81
		Consolidated Statements of Common Shareholder's Equity	82
		Notes to Consolidated Financial Statements	83 - 126

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010.

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*3(i)a	Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of Florida Power & Light Company (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, Inc., as amended through May 21, 2010 (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
*3(ii)b
Amended and Restated Bylaws of Florida Power & Light Company, Inc., as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)

x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and twenty Supplements thereto, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4(d) to Form 8-K dated May 15, 2012, File No. 2-27612; and Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612)

		x	x
*4(b)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
*4(c)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)

x
*4(d)
Guarantee Agreement, dated as of June 1, 1999, between FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*4(e)	Officer's Certificate of FPL Group Capital Inc, dated June 17, 2008, creating the 5.35% Debentures, Series due June 15, 2013 (filed as Exhibit 4(a) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
*4(f)
Officer's Certificate of FPL Group Capital Inc, dated December 12, 2008, creating the 7 7/8% Debentures, Series due December 15, 2015 (filed as Exhibit 4 to Form 8-K dated December 12, 2008, File No. 1-8841)

x
*4(g)	Officer's Certificate of FPL Group Capital Inc, dated March 9, 2009, creating the 6.00% Debentures, Series due March 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2009, File No. 1-8841)	x
*4(h)	Officer's Certificate of FPL Group Capital Inc, dated May 26, 2009, creating the Series C Debentures due June 1, 2014 (filed as Exhibit 4(c) to Form 8-K dated May 22, 2009, File No. 1-8841)	x
*4(i)
Letter, dated May 21, 2012, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series C Debentures due June 1, 2014 effective May 21, 2012 (filed as Exhibit 4(b) to Form 8-K dated May 21, 2012, File No. 1-8841)

x
*4(j)	Officer's Certificate of FPL Group Capital Inc, dated May 18, 2010, creating the Debentures, 2.55% Series due November 15, 2013 (filed as Exhibit 4 to Form 8-K dated May 18, 2010, File No. 1-8841)	x
*4(k)
Officer's Certificate of FPL Group Capital Inc, dated August 31, 2010, creating the Debentures, 2.60% Series due September 1, 2015 (filed as Exhibit 4 to Form 8-K dated August 31, 2010, File No. 1-8841)

x
*4(l)
Officer's Certificate of FPL Group Capital Inc, dated September 21, 2010, creating the Series D Debentures due September 1, 2015 (filed as Exhibit 4(c) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(m)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)

x
*4(n)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 4, 2012, creating the Series E Debentures due June 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated May 4, 2012, File No. 1-8841)

x
*4(o)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 11, 2012, creating the Series F Debentures due September 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated September 11, 2012, File No. 1-8841)

x
*4(p)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 21, 2012, creating the 1.20% Debentures, Series due June 1, 2015 (filed as Exhibit 4 to Form 8-K dated September 21, 2012, File No. 1-8841)

x
*4(q)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(r)
Preferred Trust Securities Guarantee Agreement, dated as of March 15, 2004, between FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) relating to FPL Group Capital Trust I (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(s)
Amended and Restated Trust Agreement relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(at) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*4(t)
Agreement as to Expenses and Liabilities of FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(ax) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(u)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044 (filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(v)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(w)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)

x
*4(x)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(y)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(z)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(aa)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(bb)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(cc)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(dd)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated March 19, 2009, creating the Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(b) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(ee)
Replacement Capital Covenant, dated March 19, 2009, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(c) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(ff)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 27, 2012, creating the Series G Junior Subordinated Debentures due March 1, 2072 (filed as Exhibit 4 to Form 8-K dated March 27, 2012, File No. 1-8841)

x
*4(gg)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 15, 2012, creating the Series H Junior Subordinated Debentures due June 15, 2072 (filed as Exhibit 4 to Form 8-K dated June 15, 2012, File No. 1-8841)

x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*4(hh)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 19, 2012, creating the Series I Junior Subordinated Debentures due November 15, 2072 (filed as Exhibit 4 to Form 8-K dated November 19, 2012, File No. 1-8841)

x
*4(ii)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated January 18, 2013, creating the Series J Junior Subordinated Debentures due January 15, 2073 (filed as Exhibit 4 to Form 8-K dated January 18, 2013, File No. 1-8841)

x
*4(jj)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x
*4(kk)
Purchase Contract Agreement, dated as of September 1, 2010, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(ll)
Pledge Agreement, dated as of September 1, 2010, among NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(mm)
Purchase Contract Agreement dated as of May 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 4, 2012, File No. 1-8841)

x
*4(nn)
Pledge Agreement, dated as of May 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated May 4, 2012, File No. 1-8841)

x
*4(oo)
Purchase Contract Agreement dated as of September 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 11, 2012, File No. 1-8841)

x
*4(pp)
Pledge Agreement, dated as of September 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 11, 2012, File No. 1-8841)

x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(c)
Amendment Number 1 to the Restated SERP changing name to NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)

		x	x
*10(d)	Appendix A1 (revised as of December 1, 2011) to the Restated SERP (filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 2011, File No. 1-8841)	x	x
*10(e)	Appendix A2 (revised as of December 1, 2011) to the Restated SERP (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 2011, File No. 1-8841)	x	x
10(f)	Appendix A1 (revised as of December 1, 2012) to the Restated SERP	x	x
10(g)	Appendix A2 (revised as of December 1, 2012) to the Restated SERP	x	x
*10(h)	Amended and Restated Supplement to the Restated SERP as it applies to Lewis Hay, III effective January 1, 2005 (filed as Exhibit 10(c) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*10(i)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
*10(j)
Supplement to the Restated SERP relating to a special credit to certain executive officers and other officers effective February 15, 2008 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)

		x	x
*10(k)	Supplement to the Restated SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr. (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
*10(l)	Supplement to the SERP effective December 14, 2007 as it applies to Manoochehr K. Nazar (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(m)	FPL Group, Inc. Long-Term Incentive Plan of 1985, as amended (filed as Exhibit 99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x	x
*10(n)
NextEra Energy, Inc. (formerly known as FPL Group, Inc.) Amended and Restated Long-Term Incentive Plan, most recently amended and restated on May 22, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)

		x	x
*10(o)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(p)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 12, 2010 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(q)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 18, 2011 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(r)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(s)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan, as revised March 16, 2012 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2012)

		x	x
*10(t)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(a) to Form 8-K dated October 11, 2012)

		x	x
*10(u)
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
*10(w)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 18, 2011 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(x)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(y)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 8-K dated October 11, 2012)

		x	x
*10(z)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*10(aa)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
*10(bb)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(cc)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 13, 2009 (filed as Exhibit 10(u) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
*10(dd)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 12, 2010 (filed as Exhibit 10(bb) to Form 10-K for the year December 31, 2009, File No. 1-8841)

		x	x
*10(ee)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 18, 2011 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(ff)	Form of Non-Qualified Stock Option Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(gg)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(hh)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(ii)	FPL Group, Inc. Executive Annual Incentive Plan as amended and restated on December 12, 2008 (filed as Exhibit 10(a) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(jj)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(kk)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through October 15, 2010 (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2010, File No. 1-8841)

		x	x
*10(ll)
Amendment 1 (effective May 25, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2011, File No. 1-8841)

		x	x
*10(mm)
Amendment 2 (effective November 16, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2011, File No. 1-8841)

		x	x
*10(nn)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(oo)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(pp)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
*10(qq)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
*10(rr)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2012 (filed as Exhibit 10(rr) to Form 10-K for the year ended December 31, 2011, File No. 1-8841)	x
10(ss)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2013	x
*10(tt)
Form of Amended and Restated Executive Retention Employment Agreement, as of December 12, 2008, between FPL Group, Inc. and each of Robert L. McGrath and Antonio Rodriguez (filed as Exhibit 10(g) to Form 8-K dated December 12, 2008, File No. 1-8841)

		x	x
*10(uu)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of Lewis Hay, III, Moray P. Dewhurst, James L. Robo, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(vv)	Amended and Restated Employment Letter with Lewis Hay, III dated December 10, 2009 (filed as Exhibit 10(pp) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
10(ww)	409A Amendment dated October 12, 2012 to Amended and Restated Employment Letter between Lewis Hay, III and NextEra Energy, Inc.	x	x
*10(xx)	Waiver Letter dated March 16, 2012 between Lewis Hay, III and NextEra Energy, Inc. (filed as Exhibit 10(b) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(yy)
Executive Retention Employment Agreement between FPL Group, Inc. and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)

		x	x
*10(zz)
Executive Retention Employment Agreement between FPL Group, Inc. and Manoochehr K. Nazar dated as of January 1, 2010 (filed as Exhibit 10(rr) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(aaa)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Shaun J. Francis dated as of August 16, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2010, File No. 1-8841)

		x	x
*10(bbb)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Eric E. Silagy dated as of May 2, 2012 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2012, File No. 1-8841)

		x	x
10(ccc)	Executive Retention Employment Agreement between NextEra Energy, Inc. and William L. Yeager dated as of January 1, 2013	x	x
10(ddd)
Form of 2012 409A Amendment to NextEra Energy, Inc. Executive Retention Employment Agreement effective October 11, 2012 between NextEra Energy, Inc. and each of Lewis Hay, III, James L. Robo, Moray P. Dewhurst, Armando Pimentel, Jr., Eric E. Silagy, Shaun J. Francis, Joseph T. Kelliher, Robert L. McGrath, Manoochehr K. Nazar, Antonio Rodriguez and Charles E. Sieving

		x	x
10(eee)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013	x	x
*10(fff)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x

Exhibit Number	Description	NextEra Energy, Inc.	Florida Power & Light Company
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
______________________
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

NextEra Energy, Inc.

JAMES L. ROBO
James L. Robo President and Chief Executive Officer and Director (Principal Executive Officer)

Date:  February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 27, 2013:

MORAY P. DEWHURST	CHRIS N. FROGGATT
Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance (Principal Financial Officer)	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	OLIVER D. KINGSLEY, JR.
Sherry S. Barrat	Oliver D. Kingsley, Jr.
ROBERT M. BEALL, II	RUDY E. SCHUPP
Robert M. Beall, II	Rudy E. Schupp
JAMES L. CAMAREN	JOHN L. SKOLDS
James L. Camaren	John L. Skolds
KENNETH B. DUNN	WILLIAM H. SWANSON
Kenneth B. Dunn	William H. Swanson
J. BRIAN FERGUSON	MICHAEL H. THAMAN
J. Brian Ferguson	Michael H. Thaman
LEWIS HAY, III	HANSEL E. TOOKES, II
Lewis Hay, III	Hansel E. Tookes, II
TONI JENNINGS
Toni Jennings

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities and on the date indicated.

Florida Power & Light Company

JAMES L. ROBO
James L. Robo Chairman and Chief Executive Officer and Director (Principal Executive Officer)

Date:  February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 27, 2013:

MORAY P. DEWHURST	KIMBERLY OUSDAHL
Moray P. Dewhurst Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Directors:

LEWIS HAY, III
Lewis Hay, III
ANTONIO RODRIGUEZ
Antonio Rodriguez
ERIC E. SILAGY
Eric E. Silagy

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.