Form 10-Q
period 2013-03-31
FLORIDA POWER & LIGHT CO; NEXTERA ENERGY INC
filed 2013-05-02
CIK 37634, 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of March 31, 2013: 424,638,080 shares.

As of March 31, 2013, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

•	NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities.

•	NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K), and investors should refer to that section of the 2012 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES	$3,279	$3,371
OPERATING EXPENSES
Fuel, purchased power and interchange	1,065	1,182
Other operations and maintenance	756	775
Impairment charge	300	—
Depreciation and amortization	419	320
Taxes other than income taxes and other	305	291
Total operating expenses	2,845	2,568
OPERATING INCOME	434	803
OTHER INCOME (DEDUCTIONS)
Interest expense	(272)	(265)
Benefits associated with differential membership interests - net	40	41
Allowance for equity funds used during construction	26	13
Interest income	19	20
Other - net	5	6
Total other deductions - net	(182)	(185)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	252	618
INCOME TAXES	168	157
INCOME FROM CONTINUING OPERATIONS	84	461
NET GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	188	—
NET INCOME	$272	$461
Basic earnings per share of common stock:
Continuing operations	$0.20	$1.12
Discontinued operations	0.45	—
Net income	$0.65	$1.12
Earnings per share of common stock - assuming dilution:
Continuing operations	$0.20	$1.11
Discontinued operations	0.44	—
Net income	$0.64	$1.11
Dividends per share of common stock	$0.66	$0.60
Weighted-average number of common shares outstanding:
Basic	421.0	412.3
Assuming dilution	423.7	414.7

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2013	2012
NET INCOME	$272	$461

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $27 tax expense and $2 tax benefit, respectively)	65	(7)
Reclassification from accumulated other comprehensive income to net income (net of $13 and $9 tax expense, respectively)	21	16
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $26 and $31 tax expense, respectively)	40	47
Reclassification from accumulated other comprehensive income to net income (net of $4 and $4 tax benefit, respectively)	(6)	(5)
Defined benefit pension and other benefits plans (net of $4 tax expense and $8 tax benefit, respectively)	7	(12)
Net unrealized gains (losses) on foreign currency translation (net of $5 tax benefit and $3 tax expense, respectively)	(9)	6
Other comprehensive income related to equity method investee (net of less than a million and $4 tax benefit, respectively)	1	15
Total other comprehensive income, net of tax	119	60

COMPREHENSIVE INCOME	$391	$521

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2013	December 31, 2012
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$57,725	$57,054
Nuclear fuel	1,860	1,895
Construction work in progress	5,905	5,968
Less accumulated depreciation and amortization	(15,666)	(15,504)
Total property, plant and equipment - net ($4,450 and $4,487 related to VIEs, respectively)	49,824	49,413
CURRENT ASSETS
Cash and cash equivalents	215	329
Customer receivables, net of allowances of $8 and $10, respectively	1,366	1,487
Other receivables	393	569
Materials, supplies and fossil fuel inventory	1,098	1,073
Regulatory assets:
Deferred clause and franchise expenses	104	75
Other	106	113
Derivatives	486	517
Deferred income taxes	10	397
Assets held for sale	—	335
Other	267	342
Total current assets	4,045	5,237
OTHER ASSETS
Special use funds	4,413	4,190
Other investments	981	976
Prepaid benefit costs	1,049	1,031
Regulatory assets:
Securitized storm-recovery costs ($270 and $274 related to a VIE, respectively)	447	461
Other	628	582
Derivatives	902	920
Other	1,554	1,629
Total other assets	9,974	9,789
TOTAL ASSETS	$63,843	$64,439
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 425 and 424, respectively)	$4	$4
Additional paid-in capital	5,557	5,536
Retained earnings	10,777	10,783
Accumulated other comprehensive loss	(136)	(255)
Total common shareholders' equity	16,202	16,068
Long-term debt ($1,321 and $1,369 related to VIEs, respectively)	22,866	23,177
Total capitalization	39,068	39,245
CURRENT LIABILITIES
Commercial paper	1,501	1,211
Short-term debt	875	200
Current maturities of long-term debt	2,682	2,771
Accounts payable	1,094	1,281
Customer deposits	506	508
Accrued interest and taxes	479	414
Derivatives	419	430
Accrued construction-related expenditures	371	427
Liabilities associated with assets held for sale	—	733
Other	849	904
Total current liabilities	8,776	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,739	1,715
Deferred income taxes	6,660	6,703
Regulatory liabilities:
Accrued asset removal costs	1,809	1,950
Asset retirement obligation regulatory expense difference	1,927	1,813
Other	363	309
Derivatives	391	587
Deferral related to differential membership interests - VIEs	1,739	1,784
Other	1,371	1,454
Total other liabilities and deferred credits	15,999	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$63,843	$64,439

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272	$461
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	419	320
Nuclear fuel and other amortization	81	76
Impairment charge	300	—
Unrealized losses (gains) on marked to market energy contracts	42	(132)
Deferred income taxes	363	134
Cost recovery clauses and franchise fees	(19)	48
Changes in prepaid option premiums and derivative settlements	13	(1)
Benefits associated with differential membership interests - net	(40)	(41)
Allowance for equity funds used during construction	(26)	(13)
Net gain from discontinued operations, net of income taxes	(188)	—
Other - net	85	44
Changes in operating assets and liabilities:
Customer and other receivables	136	59
Materials, supplies and fossil fuel inventory	(25)	(18)
Other current assets	(10)	(24)
Other assets	(25)	40
Accounts payable	42	(75)
Margin cash collateral	(2)	75
Income taxes	(205)	8
Interest and other taxes	74	66
Other current liabilities	(219)	(168)
Other liabilities	14	(24)
Net cash provided by operating activities	1,082	835
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(810)	(1,084)
Independent power and other investments of NEER	(972)	(740)
Cash grants under the American Recovery and Reinvestment Act of 2009	170	—
Nuclear fuel purchases	(24)	(44)
Other capital expenditures	(61)	(146)
Change in loan proceeds restricted for construction	112	45
Proceeds from sale or maturity of securities in special use funds	924	936
Purchases of securities in special use funds	(946)	(973)
Proceeds from sale or maturity of other securities	81	99
Purchases of other securities	(68)	(95)
Other - net	16	7
Net cash used in investing activities	(1,578)	(1,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	623	566
Retirements of long-term debt	(923)	(134)
Proceeds from sale of differential membership interests	—	303
Payments to differential membership investors	(20)	—
Net change in short-term debt	966	582
Issuances of common stock - net	8	12
Repurchases of common stock	—	(19)
Dividends on common stock	(279)	(248)
Other - net	7	(4)
Net cash provided by financing activities	382	1,058
Net decrease in cash and cash equivalents	(114)	(102)
Cash and cash equivalents at beginning of period	329	377
Cash and cash equivalents at end of period	$215	$275
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$674	$884
Sale of hydropower generation plants through assumption of debt by buyer	$700	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES	$2,188	$2,224
OPERATING EXPENSES
Fuel, purchased power and interchange	820	935
Other operations and maintenance	385	436
Depreciation and amortization	181	118
Taxes other than income taxes and other	259	254
Total operating expenses	1,645	1,743
OPERATING INCOME	543	481
OTHER INCOME (DEDUCTIONS)
Interest expense	(102)	(104)
Allowance for equity funds used during construction	18	10
Other - net	1	—
Total other deductions - net	(83)	(94)
INCOME BEFORE INCOME TAXES	460	387
INCOME TAXES	172	148
NET INCOME(a)	$288	$239
__________________________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2013	December 31, 2012
ELECTRIC UTILITY PLANT
Plant in service and other property	$34,371	$34,474
Nuclear fuel	1,138	1,190
Construction work in progress	2,920	2,585
Less accumulated depreciation and amortization	(10,598)	(10,698)
Total electric utility plant - net	27,831	27,551
CURRENT ASSETS
Cash and cash equivalents	35	40
Customer receivables, net of allowances of $5 and $7, respectively	646	760
Other receivables	529	447
Materials, supplies and fossil fuel inventory	729	727
Regulatory assets:
Deferred clause and franchise expenses	104	75
Other	98	106
Other	288	131
Total current assets	2,429	2,286
OTHER ASSETS
Special use funds	3,064	2,918
Prepaid benefit costs	1,145	1,135
Regulatory assets:
Securitized storm-recovery costs ($270 and $274 related to a VIE, respectively)	447	461
Other	385	351
Other	153	151
Total other assets	5,194	5,016
TOTAL ASSETS	$35,454	$34,853
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,903	5,903
Retained earnings	5,202	5,254
Total common shareholder's equity	12,478	12,530
Long-term debt ($357 and $386 related to a VIE, respectively)	8,301	8,329
Total capitalization	20,779	20,859
CURRENT LIABILITIES
Commercial paper	405	105
Short-term debt	500	—
Current maturities of long-term debt	54	453
Accounts payable	618	612
Customer deposits	501	503
Accrued interest and taxes	295	223
Accrued construction-related expenditures	176	235
Other	452	495
Total current liabilities	3,001	2,626
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,222	1,206
Deferred income taxes	5,895	5,584
Regulatory liabilities:
Accrued asset removal costs	1,809	1,950
Asset retirement obligation regulatory expense difference	1,927	1,813
Other	362	309
Other	459	506
Total other liabilities and deferred credits	11,674	11,368
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$35,454	$34,853

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$288	$239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	181	118
Nuclear fuel and other amortization	34	27
Deferred income taxes	238	265
Cost recovery clauses and franchise fees	(19)	48
Allowance for equity funds used during construction	(18)	(10)
Other - net	42	6
Changes in operating assets and liabilities:
Customer and other receivables	106	53
Materials, supplies and fossil fuel inventory	(2)	(22)
Other current assets	(17)	(21)
Other assets	(10)	(11)
Accounts payable	74	6
Income taxes	(66)	(117)
Interest and other taxes	81	77
Other current liabilities	(127)	(107)
Other liabilities	(9)	7
Net cash provided by operating activities	776	558
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(810)	(1,084)
Nuclear fuel purchases	(11)	(28)
Proceeds from sale or maturity of securities in special use funds	685	727
Purchases of securities in special use funds	(701)	(758)
Other - net	(1)	26
Net cash used in investing activities	(838)	(1,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(427)	(25)
Net change in short-term debt	800	507
Capital contribution from NEE	—	40
Dividends to NEE	(340)	—
Other - net	24	17
Net cash provided by financing activities	57	539
Net decrease in cash and cash equivalents	(5)	(20)
Cash and cash equivalents at beginning of period	40	36
Cash and cash equivalents at end of period	$35	$16
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$339	$560

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2012 Form 10-K.  In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. Also, benefits associated with differential membership interests - net have been restated from operating expenses to other income (deductions) to be comparable with the presentation of other financing-related costs.  The results of operations for an interim period generally will not give a true indication of results for the year.

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(millions)
Service cost	$18	$16	$1	$1
Interest cost	24	25	4	5
Expected return on plan assets	(60)	(60)	—	—
Amortization of transition obligation	—	—	—	1
Amortization of prior service cost (benefit)	2	1	(1)	—
Amortization of losses	1	—	1	—
Net periodic benefit (income) cost at NEE	$(15)	$(18)	$5	$7
Net periodic benefit (income) cost at FPL	$(10)	$(11)	$3	$5

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate swaps and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  At March 31, 2013, NEE's accumulated other comprehensive income (AOCI) included amounts related to interest rate cash flow hedges with expiration dates through December 2030 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $45 million of net losses included in AOCI at March 31, 2013 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the condensed consolidated balance sheets as follows:

	NEE		FPL
	March 31, 2013	December 31, 2012	March 31, 2013		December 31, 2012
	(millions)
Current derivative assets(a)	$486	$517	$136	(b)	$4	(b)
Noncurrent derivative assets(c)	902	920	9	(d)	1	(d)
Current derivative liabilities(e)	(419)	(430)	(1)	(f)	(20)	(f)
Noncurrent derivative liabilities	(391)	(587)	—		—
Total mark-to-market derivative instrument assets (liabilities)	$578	$420	$144		$(15)
————————————

(a)
At March 31, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $33 million and $43 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.

(c)
At March 31, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $130 million and $159 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(e)
At March 31, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $43 million and $79 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)	Included in current other liabilities on FPL's condensed consolidated balance sheets.

At March 31, 2013 and December 31, 2012, NEE had approximately $22 million and $30 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at March 31, 2013 and December 31, 2012, NEE had approximately $39 million and $49 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents NEE's and FPL's net derivative positions at March 31, 2013 and December 31, 2012, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information).  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	March 31, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$30	$—	$30	$—
Current derivative liabilities	—	187	—	104
Noncurrent derivative assets	43	—	46	—
Noncurrent derivative liabilities	—	97	—	283
Foreign currency swaps:
Current derivative liabilities	—	4	—	5
Noncurrent derivative liabilities	—	34	—	28
Total	$73	$322	$76	$420

Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended March 31,
	2013				2012
	Interest Rate Swaps	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$100	$(8)		$92	$—	$1	$(10)		$(9)
Gains (losses) reclassified from AOCI to net income(a)	$(15)	$(19)	(b)	$(34)	$1	$(16)	$(10)	(b)	$(25)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate swaps.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

For the three months ended March 31, 2013, NEE recorded a loss of approximately $9 million on six fair value hedges which resulted in a corresponding decrease in the related debt.  For the three months ended March 31, 2012, NEE recorded a gain of approximately $1 million on six fair value hedges which resulted in a corresponding increase in the related debt.

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2013						December 31, 2012
	NEE		FPL				NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$862	$373	$137	(a)	$1	(a)	$851	$321	$4	(a)	$—
Current derivative liabilities	1,331	1,598	—		1	(b)	1,441	1,838	12	(b)	32	(b)
Noncurrent derivative assets	1,682	693	9	(c)	—		1,748	715	1	(c)	—
Noncurrent derivative liabilities	227	426	—		—		192	438	—		—
Foreign currency swap:
Current derivative liabilities	—	4	—		—		—	3	—		—
Noncurrent derivative liabilities	—	61	—		—		—	30	—		—
Total	$4,102	$3,155	$146		$2		$4,232	$3,345	$17		$32
————————————

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

(b)	Included in current other liabilities on FPL's condensed consolidated balance sheets.

(c)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended March 31,
	2013	2012
	(millions)
Commodity contracts:(a)
Operating revenues	$(42)	$190
Fuel, purchased power and interchange	3	(11)
Foreign currency swap - other - net	(32)	(37)
Total	$(71)	$142
————————————

(a)
For the three months ended March 31, 2013 and 2012, FPL recorded approximately $144 million of gains and $252 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NEE's and FPL's overall net economic exposure because NEE and FPL do not use derivative instruments to hedge all of their commodity exposures.  At March 31, 2013, NEE and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	NEE		FPL
	(millions)
Power	(118)	mwh(a)	—
Natural gas	1,262	mmbtu(b)	846	mmbtu(b)
Oil	(2)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At March 31, 2013, NEE had interest rate contracts with a notional amount totaling approximately $7.2 billion and foreign currency swaps with a notional amount totaling approximately $662 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Certain of NEE's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At March 31, 2013, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($3 million for FPL).

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, NEE or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), NEE would be required to post collateral such that the total posted collateral would be approximately $300 million ($20 million at FPL).  If FPL's and NEECH's credit ratings were downgraded to below investment grade, NEE would be required to post additional collateral such that the total posted collateral would be approximately $2.1 billion ($0.5 billion at FPL).  Some contracts at NEE, including some FPL contracts, do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, NEE could be required to post additional collateral of up to approximately $750 million ($100 million at FPL).

Collateral may be posted in the form of cash or credit support.  At March 31, 2013, NEE had posted approximately $80 million (none at FPL) in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEE, through NEER, also enters into full requirements contracts, which, in most cases, meet the definition of derivatives and are measured at fair value.  These contracts typically have one or more inputs that are not observable and are significant to the valuation of the contract.  In addition, certain exchange and non-exchange traded derivative options at NEE have one or more significant inputs that are not observable, and are valued using industry-standard option models.

In all cases where NEE and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  This consideration includes, but is not limited to, assumptions about market liquidity, volatility and contract duration as more fully described below in Significant Unobservable Inputs Used in Recurring Fair Value Measurements.

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$3	$—		$—	$—	$3
Special use funds:
NEE:
Equity securities	$965	$1,370	(b)	$—	$—	$2,335
U.S. Government and municipal bonds	$537	$119		$—	$—	$656
Corporate debt securities	$—	$576		$—	$—	$576
Mortgage-backed securities	$—	$518		$—	$—	$518
Other debt securities	$19	$29		$—	$—	$48
FPL:
Equity securities	$219	$1,233	(b)	$—	$—	$1,452
U.S. Government and municipal bonds	$456	$107		$—	$—	$563
Corporate debt securities	$—	$394		$—	$—	$394
Mortgage-backed securities	$—	$436		$—	$—	$436
Other debt securities	$19	$19		$—	$—	$38
Other investments:
NEE:
Equity securities	$43	$—		$—	$—	$43
U.S. Government and municipal bonds	$5	$—		$—	$—	$5
Corporate debt securities	$—	$60		$—	$—	$60
Mortgage-backed securities	$—	$45		$—	$—	$45
Other	$5	$6		$—	$—	$11
Derivatives:
NEE:
Commodity contracts	$1,083	$2,203		$816	$(2,787)	$1,315	(c)
Interest rate swaps	$—	$73		$—	$—	$73	(c)
FPL - commodity contracts	$—	$142		$4	$(1)	$145	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,122	$1,674		$294	$(2,667)	$423	(c)
Interest rate swaps	$—	$284		$—	$—	$284	(c)
Foreign currency swaps	$—	$103		$—	$—	$103	(c)
FPL - commodity contracts	$—	$—		$2	$(1)	$1	(c)
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts. NEE also has contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)	At NEE, approximately $1,350 million ($1,216 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts. NEE also has contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Significant Unobservable Inputs Used in Recurring Fair Value Measurements - The valuation of certain commodity contracts requires the use of significant unobservable inputs.  All forward price, implied volatility, implied correlation and interest rate inputs used in the valuation of such contracts are directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available.  If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  Observable inputs, including some forward prices, implied volatilities and interest rates used for determining fair value are updated daily to reflect the best available market information.  Unobservable inputs which are related to observable inputs, such as illiquid portions of forward price or volatility curves, are updated daily as well, using industry standard techniques such as interpolation and extrapolation, combining observable forward inputs supplemented by historical market and other relevant data.  Other unobservable inputs, such as implied correlations, customer migration rates from full requirements contracts and some implied volatility curves, are modeled using proprietary models based on historical data and industry standard techniques.

All price, volatility, correlation and customer migration inputs used in valuation are subject to validation by the Risk Management group.  The Risk Management group performs a risk management function responsible for assessing credit, market and operational risk impact, reviewing valuation methodology and modeling, confirming transactions, monitoring approval processes and developing and monitoring trading limits.  The Risk Management group is separate from the transacting group, and the Vice President of Risk Management reports to the Chief Financial Officer of NEE and FPL.  For markets where independent third-party data is readily available, validation is conducted daily by directly reviewing this market data against inputs utilized by the transacting group, and indirectly by critically reviewing daily risk reports.  For markets where independent third-party data is not readily available, additional analytical reviews are performed on at least a quarterly basis.  These analytical reviews are designed to ensure that all price and volatility curves used for fair valuing transactions are adequately validated each quarter, and are reviewed and approved by the Vice President of Risk Management.  In addition, other valuation assumptions such as implied correlations and customer migration rates are reviewed and approved by the Risk Management group on a periodic basis.  Newly created models used in the valuation process are also subject to testing and approval by the Risk Management group prior to use and established models are reviewed annually, or more often as needed, by the Risk Management group.

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

The significant unobservable inputs used in the valuation of NEE's contracts categorized as Level 3 of the fair value hierarchy at March 31, 2013 are as follows:

Transaction Type	Fair Value at March 31, 2013		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$446	$78	Discounted cash flow	Forward price (per mwh)	$1	—	$179
Options - power	$104	$117	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	135%
Options - gas	$33	$28	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	30%
Full requirements and unit contingent contracts	$206	$60	Discounted cash flow	Forward price (per mwh)	$(2)	—	$145
				Customer migration rate(a)	—%	—	20%
——————————

(a)	Applies only to full requirements contracts.

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
————————————
(a)  Assumes the contract is in a gain position.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2013		2012
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$566	$2	$486	$4
Realized and unrealized gains (losses):
Included in earnings(a)	(3)	—	231	—
Included in regulatory assets and liabilities	1	1	4	4
Purchases	49	—	158	—
Settlements	(33)	(1)	(124)	(1)
Issuances	(64)	—	(177)	—
Transfers in(b)	—	—	16	—
Transfers out(b)	6	—	(5)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$522	$2	$589	$7
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$32	$—	$221	$—
————————————

(a)
For the three months ended March 31, 2013 and 2012, less than $(1) million and $228 million, respectively, of realized and unrealized gains (losses) are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2013 and 2012, $31 million and $219 million, respectively, of unrealized gains are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In the first quarter of 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 megawatts (mw) of solar thermal facilities that affiliates of NEER are constructing in Spain (Spain solar projects) (see Note 10 - Commitments).  Due to the change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the carrying value of the projects.  Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment.  Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of approximately $500 million as of March 31, 2013, resulting in an impairment charge of $300 million ($342 million after-tax, see Note 5), which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the three months ended March 31, 2013.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The estimate of the fair value was based on the discounted cash flows which were determined using a market participant view of the Spain solar projects upon completion and final commissioning of the projects which is expected to occur in the second half of 2013.  As part of the valuation, NEER used observable inputs where available, including the revised renewable energy pricing under the new law.  Significant unobservable inputs (Level 3), including forecasts of generation, estimates of tariff escalation rates and estimated costs of debt and equity capital, were also used in the estimation of fair value. In addition, NEER made certain assumptions regarding the projected capital and maintenance expenditures based on the estimated costs to complete the Spain solar projects and ongoing capital and maintenance expenditures.  An increase in the revenue and generation forecasts, a decrease in the projected capital and maintenance expenditures or a decrease in the weighted average cost of capital each would result in an increased fair market value.  Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.

See Note 6 for a discussion of the nonrecurring fair value measurement of certain discontinued operations.

4.  Financial Instruments

The carrying amounts of cash equivalents, short-term debt and commercial paper approximate their fair values.  At March 31, 2013 and December 31, 2012, other investments of NEE, not included in the table below, included financial instruments of approximately $37 million and $41 million ($4 million and $4 million at FPL), respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	March 31, 2013				December 31, 2012
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$4,413	(a)	$4,413	(a)	$4,190	(a)	$4,190	(a)
Other investments:
Notes receivable	$500		$675	(b)	$500		$665	(b)
Debt securities	$117	(c)	$117	(d)	$111	(c)	$111	(d)
Equity securities	$45		$45	(e)	$61		$79	(e)
Long-term debt, including current maturities	$25,543		$27,706	(f)	$26,647	(g)	$28,874	(f)
Interest rate swaps - net unrealized losses	$(211)		$(211)	(d)	$(311)		$(311)	(d)
Foreign currency swaps - net unrealized losses	$(103)		$(103)	(d)	$(66)		$(66)	(d)
FPL:
Special use funds	$3,064	(a)	$3,064	(a)	$2,918	(a)	$2,918	(a)
Long-term debt, including current maturities	$8,355		$9,810	(f)	$8,782		$10,421	(f)
————————————

(a)
At March 31, 2013, includes $241 million of investments accounted for under the equity method and $39 million of loans not measured at fair value on a recurring basis ($149 million and $32 million, respectively, for FPL).  At December 31, 2012, includes $229 million of investments accounted for under the equity method and $40 million of loans not measured at fair value on a recurring basis ($138 million and $32 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type and hierarchy level.  The amortized cost of debt and equity securities is $1,725 million and $1,500 million, respectively, at March 31, 2013 and $1,679 million and $1,500 million, respectively, at December 31, 2012 ($1,368 million and $839 million, respectively, at March 31, 2013 and $1,339 million and $839 million, respectively, at December 31, 2012 for FPL).

(b)
Classified as held to maturity.  Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of March 31, 2013, NEE had no notes receivable reported in non-accrual status.

(c)	Classified as trading securities.

(d)	See Note 3.

(e)	Primarily modeled internally based on recent market information including, among other things, private offerings of the securities (Level 3).

(f)
As of March 31, 2013 and December 31, 2012, $18,535 million and $18,962 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

(g)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the condensed consolidated balance sheets, for which the carrying amount approximates fair value.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds consist of FPL's storm fund assets of $73 million and NEE's and FPL's nuclear decommissioning fund assets of $4,340 million and $2,991 million, respectively, at March 31, 2013.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2013 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2013 of approximately three years.  The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(millions)
Realized gains	$42	$43	$23	$31
Realized losses	$30	$12	$22	$11
Proceeds from sale or maturity of securities	$924	$936	$685	$727

Unrealized losses on available for sale debt securities at March 31, 2013 and December 31, 2012 were not material to NEE or FPL.  The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(millions)
Equity securities	$873	$680	$652	$521
Debt securities	$78	$92	$67	$77

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.  Income Taxes

NEE's effective income tax rates for the three months ended March 31, 2013 and 2012 were approximately 67% and 25%, respectively.  The increase in the rate for the three months ended March 31, 2013 is primarily due to the establishment of a full valuation allowance of approximately $132 million on the deferred tax assets associated with the Spain solar projects. This valuation allowance primarily related to deferred tax assets created as a result of the $300 million impairment and other related charges ($342 million after-tax) recorded for the three months ended March 31, 2013. In addition, the rates for both periods reflect the effect of production tax credits (PTCs) of approximately $59 million and $61 million for wind projects at NEER and deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), of $13 million and $12 million primarily for certain wind and solar projects expected to be placed in service.

NEE recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.  PTCs, as well as deferred income tax benefits associated with convertible ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production (PTC roll off).

6.  Discontinued Operations

In March 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets (hydro sale) with a total generating capacity of 351 mw located in Maine and New Hampshire.  The sales price primarily included the assumption by the buyer of $700 million in related debt.  In connection with the sale, a gain of approximately $372 million ($231 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the three months ended March 31, 2013.  The assets and liabilities related to the hydro sale were classified as assets held for sale and liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet at December 31, 2012.  The operations of the hydropower generation plants, exclusive of the gain, were not material to NEE's condensed consolidated statements of income for the three months ended March 31, 2013 and 2012.

In March 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generating plants located in Maine (Maine fossil) with a total generating capacity of 796 mw.  In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the three months ended March 31, 2013.  The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell.  The estimated sales price was estimated using an income approach based primarily on capacity revenue forecasts.  The carrying amount of the assets and liabilities and the operations, exclusive of the loss, of Maine fossil were not material to NEE's condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.  Variable Interest Entities (VIEs)

As of March 31, 2013, NEE has eleven VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $332 million and $366 million at March 31, 2013 and December 31, 2012, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $414 million and $447 million at March 31, 2013 and December 31, 2012, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 mw coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended March 31, 2013 and 2012, FPL purchased 79,210 mwh and 98,941 mwh, respectively, from the facility at a total cost of approximately $35 million and $40 million, respectively.

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

An NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 mw.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of the VIE were approximately $94 million and $72 million, respectively, at March 31, 2013 and $90 million and $70 million, respectively, at December 31, 2012, and consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The other nine NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,058 mw.  Eight of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037; the ninth VIE sells its electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER.  The assets and liabilities of these VIEs totaled approximately $4.6 billion and $3.1 billion, respectively, at March 31, 2013 and $4.6 billion and $3.2 billion, respectively, at December 31, 2012.  At March 31, 2013 and December 31, 2012, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of March 31, 2013 and December 31, 2012, several NEE subsidiaries have investments totaling approximately $711 million ($545 million at FPL) and $753 million ($583 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of March 31, 2013, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

8.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock from continuing operations is as follows:

	Three Months Ended March 31,
	2013	2012
	(millions, except per share amounts)
Numerator - income from continuing operations	$84	$461
Denominator:
Weighted-average number of common shares outstanding - basic	421.0	412.3
Performance share awards, options, equity units and restricted stock(a)	2.7	2.4
Weighted-average number of common shares outstanding - assuming dilution	423.7	414.7
Earnings per share of common stock from continuing operations:
Basic	$0.20	$1.12
Assuming dilution	$0.20	$1.11
————————————

(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Performance share awards, options, equity units and restricted stock are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable pursuant to stock options, performance shares and restricted stock awards which were not included in the denominator above due to their antidilutive effect were approximately 0.4 million and 0.6 million for the three months ended March 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2012	$(266)		$96		$(74)	$12	$(23)	$(255)
Other comprehensive income (loss) before reclassifications	65		40		6	(9)	1	103
Amounts reclassified from AOCI	21	(a)	(6)	(b)	1	—	—	16
Net other comprehensive income (loss)	86		34		7	(9)	1	119
Balances, March 31, 2013	$(180)		$130		$(67)	$3	$(22)	$(136)
————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income.

(b)	Reclassified to other - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the three months ended March 31, 2013 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - March 2013	NEECH and NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$75	Various
January - March 2013	NEER subsidiaries	Euro denominated senior secured limited-recourse loan	Variable	(a)(b)	$15	2030	(c)
January - March 2013	NEECH and NEER subsidiary	Euro denominated revolving loan	Variable	(a)	$5	2014
January - March 2013	Lone Star Transmission, LLC	Senior secured limited-recourse loan	Variable	(a)	$77	2016
January 2013	NEECH	Junior subordinated debentures	5.00%		$450	2073
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 2.

(c)	See Note 10 - Commitments for discussion of a default on the senior secured limited-recourse loan.

10.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other include, among other things, the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet) and the cost to maintain existing transmission facilities at NextEra Energy Transmission, LLC (NEET).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At March 31, 2013, estimated capital expenditures for the remainder of 2013 through 2017 were as follows:

	Remainder of 2013	2014	2015	2016	2017	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$585	$760	$250	$175	$—	$1,770
Existing	525	685	650	555	530	2,945
Transmission and distribution	620	1,020	1,065	1,090	770	4,565
Nuclear fuel	225	140	210	220	225	1,020
General and other	150	150	105	120	115	640
Total(d)	$2,105	$2,755	$2,280	$2,160	$1,640	$10,940
NEER:
Wind(e)	$205	$45	$5	$5	$5	$265
Solar(f)	605	155	5	—	—	765
Nuclear(g)	225	275	250	330	285	1,365
Other(h)	200	45	115	50	50	460
Total	$1,235	$520	$375	$385	$340	$2,855
Corporate and Other	$85	$80	$70	$70	$70	$375
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $56 million, $55 million, $46 million and $26 million in 2013 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Includes pre-construction costs and carrying charges (equal to a fixed pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $27 million and $17 million in 2013 and 2014, respectively.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)	FPL has identified $3 billion to $4 billion in potential incremental capital expenditures through 2016 in addition to what is included in the table above.

(e)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 300 mw, including approximately 125 mw in Canada, that have received applicable internal approvals.  Excludes new Canadian wind projects requiring internal approvals with generation totaling approximately 470 mw in 2014 and 2015, with an estimated total cost of approximately $1.3 billion to $1.7 billion. NEER expects to add 500 to 1,500 mw of new U.S. wind generation through 2014 at a total cost of approximately $1 billion to $3 billion.

(f)
Consists of capital expenditures for new solar projects and related transmission totaling 645 mw that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 mw solar project.  Excludes solar projects requiring internal approvals with generation totaling 250 mw with an estimated cost of approximately $600 million to $800 million. Additionally, NEER expects to add up to 300 mw of incremental solar generation at a cost of up to $1 billion through 2016.

(g)	Includes nuclear fuel.

(h)	Consists of capital expenditures that have received applicable internal approvals.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

On March 28, 2013, an event of default occurred under the financing agreements for the Spain solar projects as a result of a change of law that occurred in December 2012.  This change of law, as well as another change of law that occurred in February 2013, negatively affected the projected economics of the projects.  The event of default provides for, among other things, the right by the lenders to accelerate the payment of the project-related debt.  Accordingly, approximately $631 million of long-term debt and $102 million of noncurrent derivative liabilities related to interest rate swaps were reclassified to current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets as of March 31, 2013.  The lenders have issued, subject to specified qualifications, waivers through May 31, 2013 to allow the project borrowers to draw additional debt under the financing agreements in order to support their continued construction of the Spain solar projects.  The parties to the financing agreements have been in negotiations to seek to restructure the financing arrangements for the projects and, on March 20, 2013, NEECH filed a lawsuit in the U.S. District Court for the Southern District of New York against the lenders requesting that the court confirm NEECH's conclusion that its obligations to the lenders under the financing agreements are limited, as a result of changes of law, to guaranteeing the payment of the remaining unfunded base equity commitment (approximately $40 million remaining at March 31, 2013) specified under the financing agreements, as opposed to guaranteeing the payment of all debt outstanding under the financing agreements ($653 million at March 31, 2013) as well as associated interest rate swap breakage ($173 million at March 31, 2013) and other specified costs.  There can be no assurance that the court will agree with NEECH's position that its guarantee is limited as a result of changes of law or that the financing arrangements will be successfully restructured.

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

NEER has entered into contracts primarily for the purchase of solar reflectors, wind turbines and towers, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel, with expiration dates ranging from June 2013 through 2030, approximately $1.2 billion of which is included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from June 2013 through 2033.

The required capacity and/or minimum payments under the contracts discussed above as of March 31, 2013 were estimated as follows:

	Remainder of 2013	2014	2015	2016	2017	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$210	$285	$290	$250	$255	$2,225
JEA and Southern subsidiaries	$170	$215	$195	$70	$50	$10
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$1,815	$1,360	$570	$535	$530	$6,405
Coal(b)	$70	$35	$5	$5	$—	$—
NEER	$640	$365	$125	$115	$65	$580
Corporate and Other(c)	$25	$10	$15	$10	$10	$10
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $126 million and $133 million for the three months ended March 31, 2013 and 2012, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $23 million and $39 million for the three months ended March 31, 2013 and 2012, respectively.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  Effective April 1, 2013, a $1.5 billion sublimit was established for non-nuclear perils.  NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $197 million ($116 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $5 million and $4 million, plus any applicable taxes, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of its transmission and distribution property and has no property insurance coverage for FPL FiberNet's fiber-optic cable.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL or Lone Star Transmission, LLC (Lone Star), would be borne by NEE and/or FPL and/or Lone Star, as the case may be, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

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

11.  Segment Information

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

	Three Months Ended March 31,
	2013					2012
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$2,188	$1,016		$75	$3,279	$2,224	$1,090		$57	$3,371
Operating expenses	$1,645	$1,149	(b)	$51	$2,845	$1,743	$779	(c)	$46	$2,568
Income (loss) from continuing operations	$288	$(215)	(d)	$11	$84	$239	$221	(d)	$1	$461
Net gain from discontinued operations, net of income taxes(e)	$—	$175		$13	$188	$—	$—		$—	$—
Net income (loss)	$288	$(40)	(d)	$24	$272	$239	$221	(d)	$1	$461

	March 31, 2013				December 31, 2012
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER		Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$35,454	$26,394	$1,995	$63,843	$34,853	$27,139	(f)	$2,447	$64,439
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	Includes an impairment charge on NEER's Spain solar projects of $300 million. See Note 3 - Nonrecurring Fair Value Measurements.

(c)	Amount is restated to conform to current year's presentation.

(d)
Includes NEER's tax benefits related to PTCs and in 2013 also includes after-tax charges of $342 million associated with the impairment of the Spain solar projects. See Note 3 - Nonrecurring Fair Value Measurements and Note 5.

(e)	See Note 6.

(f)	Includes assets held for sale of approximately $335 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,094	$2,185	$3,279	$—	$1,151	$2,220	$3,371
Operating expenses(b)	(3)	(1,200)	(1,642)	(2,845)	(4)	(825)	(1,739)	(2,568)
Interest expense	(2)	(170)	(100)	(272)	(3)	(161)	(101)	(265)
Equity in earnings of subsidiaries	249	—	(249)	—	458	—	(458)	—
Other income (deductions) - net(b)	—	73	17	90	—	73	7	80
Income (loss) from continuing operations before income taxes	244	(203)	211	252	451	238	(71)	618
Income tax expense (benefit)	(15)	11	172	168	(10)	19	148	157
Income (loss) from continuing operations	259	(214)	39	84	461	219	(219)	461
Net gain from discontinued operations, net of income taxes	13	175	—	188	—	—	—	—
Net income (loss)	$272	$(39)	$39	$272	$461	$219	$(219)	$461
————————————
(a)  Represents FPL and consolidating adjustments.
(b) Prior year amounts are restated to conform to the current year's presentation.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$391	$73	$(73)	$391	$521	$291	$(291)	$521
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2013				December 31, 2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$32	$27,030	$38,428	$65,490	$31	$26,638	$38,248	$64,917
Less accumulated depreciation and amortization	(8)	(5,060)	(10,598)	(15,666)	(7)	(4,800)	(10,697)	(15,504)
Total property, plant and equipment - net	24	21,970	27,830	49,824	24	21,838	27,551	49,413
CURRENT ASSETS
Cash and cash equivalents	—	179	36	215	2	287	40	329
Receivables	507	1,047	205	1,759	398	1,208	450	2,056
Other	9	903	1,159	2,071	432	1,421	999	2,852
Total current assets	516	2,129	1,400	4,045	832	2,916	1,489	5,237
OTHER ASSETS
Investment in subsidiaries	16,138	—	(16,138)	—	16,064	—	(16,064)	—
Other	758	4,718	4,498	9,974	647	4,749	4,393	9,789
Total other assets	16,896	4,718	(11,640)	9,974	16,711	4,749	(11,671)	9,789
TOTAL ASSETS	$17,436	$28,817	$17,590	$63,843	$17,567	$29,503	$17,369	$64,439
CAPITALIZATION
Common shareholders' equity	$16,202	$3,660	$(3,660)	$16,202	$16,068	$3,533	$(3,533)	$16,068
Long-term debt	—	14,565	8,301	22,866	—	14,848	8,329	23,177
Total capitalization	16,202	18,225	4,641	39,068	16,068	18,381	4,796	39,245
CURRENT LIABILITIES
Debt due within one year	—	4,099	959	5,058	—	3,624	558	4,182
Accounts payable	—	475	619	1,094	1	667	613	1,281
Other	614	1,614	396	2,624	440	2,317	659	3,416
Total current liabilities	614	6,188	1,974	8,776	441	6,608	1,830	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	517	1,222	1,739	—	508	1,207	1,715
Deferred income taxes	70	1,040	5,550	6,660	497	891	5,315	6,703
Other	550	2,847	4,203	7,600	561	3,115	4,221	7,897
Total other liabilities and deferred credits	620	4,404	10,975	15,999	1,058	4,514	10,743	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$17,436	$28,817	$17,590	$63,843	$17,567	$29,503	$17,369	$64,439
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2013				2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$350	$295	$437	$1,082	$307	$265	$263	$835
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(1,046)	(821)	(1,867)	—	(902)	(1,112)	(2,014)
Capital contribution to FPL	—	—	—	—	(40)	—	40	—
Cash grants under the Recovery Act	—	170	—	170	—	—	—	—
Change in loan proceeds restricted for construction	—	112	—	112	—	45	—	45
Other - net	(52)	29	30	7	—	(16)	(10)	(26)
Net cash used in investing activities	(52)	(735)	(791)	(1,578)	(40)	(873)	(1,082)	(1,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	623	—	623	—	566	—	566
Retirements of long-term debt	—	(496)	(427)	(923)	—	(109)	(25)	(134)
Proceeds from sale of differential membership interests	—	—	—	—	—	303	—	303
Net change in short-term debt	—	166	800	966	—	75	507	582
Dividends on common stock	(279)	—	—	(279)	(248)	—	—	(248)
Other - net	(21)	39	(23)	(5)	(19)	(309)	317	(11)
Net cash provided by (used in) financing activities	(300)	332	350	382	(267)	526	799	1,058
Net decrease in cash and cash equivalents	(2)	(108)	(4)	(114)	—	(82)	(20)	(102)
Cash and cash equivalents at beginning of period	2	287	40	329	1	339	37	377
Cash and cash equivalents at end of period	$—	$179	$36	$215	$1	$257	$17	$275
————————————

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.6 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun.  The table below presents NEE’s net income (loss) and earnings (loss) per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 11 for additional segment information).  The discussion that follows should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2012 Form 10-K.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(millions)
FPL	$288	$239	$0.68	$0.58
NEER(a)	(40)	221	(0.09)	0.53
Corporate and Other	24	1	0.05	—
NEE	$272	$461	$0.64	$1.11
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

Additional Outlook Matters

In addition to the initiatives described in the 2012 Form 10-K, investing in additional capital projects and improving other operations and maintenance (O&M) efficiency and productivity could provide incremental growth opportunities for NEE and FPL through 2016 as follows:

•
NEE, through its subsidiaries, may have the potential to deploy additional growth capital through 2016.  FPL has identified potential incremental capital expenditures that have the potential to improve its long-term customer value proposition and create value for NEE shareholders.  NEER expects to invest capital for additional U.S. wind projects with generation totaling 500 mw to 1,500 mw in 2013 and 2014 and potential incremental capital for solar projects with generation up to 300 mw through 2016. NEER also expects to deploy approximately $200 million to $250 million per year of net capital in its gas infrastructure business through 2016.

•	NEET is actively competing for new transmission projects throughout North America.

Also see Note 10 - Commitments.

Adjusted Earnings

NEE prepares its financial statements in accordance with generally accepted accounting principles in the U.S. (GAAP).  However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining whether performance goals are met for performance-based compensation under NEE’s employee incentive compensation plans.  NEE also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  NEE’s management believes adjusted earnings provides a more meaningful representation of the company’s fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with GAAP.

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

During the three months ended March 31, 2013, an impairment charge of $300 million ($342 million after-tax) related to the Spain solar projects was recorded in NEE's condensed consolidated statements of income.  See Note 3 - Nonrecurring Fair Value Measurements and Note 5.  During the same period, an after-tax net gain from discontinued operations of $188 million ($175 million recorded at NEER and $13 million recorded at Corporate and Other) was recorded in NEE's condensed consolidated statements of income.  The after-tax net gain from discontinued operations consisted of $231 million for the March 2013 hydro sale, partly offset by a $43 million write down associated with Maine fossil.  See Note 6.  In 2013, adjusted earnings also exclude the after-tax charges associated with the impairment of the Spain solar projects and the after-tax net gain from discontinued operations in order to make period to period comparisons more meaningful.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2013	2012
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(52)	$37
Income from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$3	$2
After-tax charges associated with the impairment of the Spain solar projects	$342	$—
After-tax net gain from discontinued operations(b)	$188	$—
____________________

(a)	For the three months ended March 31, 2013, $53 million of losses are included in NEER's net income; $1 million of gains are included in Corporate and Other.

(b)	For the three months ended March 31, 2013, $175 million is included in NEER's net income; the balance is included in Corporate and Other.

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

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended March 31, 2013 was lower than the prior period by $189 million, or 47 cents per share, primarily due to lower results at NEER.

FPL's increase in net income for the three months ended March 31, 2013 was primarily driven by continued investments in plant in service which resulted in the use of FPL's surplus depreciation credit to earn an 11% return on common equity as determined for regulatory purposes (regulatory ROE) on its retail rate base.  The use of the surplus depreciation credit is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement) and, for the prior period, a February 2011 FPSC final order approving a stipulation and settlement agreement between FPL and principal parties in a prior rate case (2010 rate agreement).  Although investment in plant in service balances were higher than in the prior year period, less surplus depreciation credit was used for the three months ended March 31, 2013 due, in part, to FPL's base rate increase in 2013 under the 2012 rate agreement. FPL's net income for the three months ended March 31, 2013 also benefited from a higher equity component of AFUDC (AFUDC - equity).

NEER's results decreased for the three months ended March 31, 2013 primarily due to the $342 million of after-tax charges associated with the impairment of the Spain solar projects and net unrealized mark-to-market losses from non-qualifying hedge activity for the three months ended March 31, 2013 compared to gains on such hedges in the prior year period, partly offset by the $175 million net after-tax gain from discontinued operations.

Corporate and Other's results increased for the three months ended March 31, 2013 primarily due to higher consolidating income tax adjustments, including an income tax benefit related to the net gain from discontinued operations, and higher results from Lone Star.

NEE's effective income tax rates for the three months ended March 31, 2013 and 2012 were approximately 67% and 25%, respectively.  The increase in the rate for the three months ended March 31, 2013 is primarily due to the establishment of a full valuation allowance on the deferred tax assets associated with the Spain solar projects (see Note 3 - Nonrecurring Fair Value Measurements and Note 5).  In addition, the rates for both periods reflect the effect of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off.  PTCs for the three months ended March 31, 2013 and 2012 were approximately $59 million and $61 million, respectively.  Deferred income tax benefits associated with convertible ITCs for the three months ended March 31, 2013 and 2012 were approximately $13 million and $12 million, respectively.  See Note 5.

FPL:  Results of Operations

FPL’s net income for the three months ended March 31, 2013 and 2012 was $288 million and $239 million, respectively, an increase of $49 million.  See Summary above for a discussion of the major drivers of this increase.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(millions)
Retail base	$1,030	$934
Fuel cost recovery	709	826
Other cost recovery clauses and pass-through costs, net of any deferrals	388	411
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	61	53
Total	$2,188	$2,224

Retail Base

Included in retail base revenues for the three months ended March 31, 2013 were approximately $79 million of revenues associated with new retail base rates under the 2012 rate agreement.  Additional base revenues of approximately $50 million were collected during the three months ended March 31, 2013 related to new nuclear capacity of approximately 365 mw which was placed in service in 2012, as permitted by the FPSC's nuclear cost recovery rule.  In 2013, FPL expects to collect approximately $245 million of additional base revenues related to the new nuclear capacity.  Retail base rates are expected to increase approximately $164 million on an annualized basis beginning on April 24, 2013 with the entry into service of the Cape Canaveral unit.

Retail Customer Usage and Growth
For the three months ended March 31, 2013, FPL experienced a 4.2% decrease in average usage per retail customer, primarily due to weather conditions and one less day of sales in 2013, as 2012 was a leap year, which collectively decreased retail base revenues by approximately $40 million.  For the three months ended March 31, 2013, FPL experienced a 0.7% increase in the average number of customer accounts, increasing retail base revenues by approximately $7 million. FPL expects to acquire the City of Vero Beach electric utility system in 2014, subject to regulatory approvals and certain other conditions precedent.  This acquisition is expected to add approximately 34,000 customer accounts.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended March 31, 2013 and 2012, cost recovery clauses contributed $27 million and $33 million, respectively, to FPL’s net income.  The decrease is primarily as a result of the collection in 2013 of retail base revenues related to new nuclear capacity which was placed in service in 2012 (see Retail Base above).  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.  The decrease in fuel cost recovery revenues for the three months ended March 31, 2013 is primarily due to a lower average fuel factor.

Other

FPL expects revenues from wholesale sales to increase approximately $90 million in 2014 primarily due to growth of load served under existing wholesale contracts.

Other Items Impacting FPL Results

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2013	2012
	(millions)
Fuel and energy charges during the period	$709	$758
Net collection of previously deferred retail fuel costs	—	66
Other, primarily capacity charges, net of any capacity deferral	111	111
Total	$820	$935

The decrease in fuel and energy charges for the three months ended March 31, 2013 was primarily due to lower fuel and energy prices.

O&M Expenses
FPL's O&M expenses decreased $51 million for the three months ended March 31, 2013 primarily due to the absence of nuclear outage costs incurred during an outage in the prior year, as well as lower fossil outage costs reflecting fewer outages in the 2013 period.  Also, FPL's O&M expenses for the three months ended March 31, 2013 reflect lower cost recovery clause costs of approximately $23 million, which did not significantly affect net income or the amount of surplus depreciation credit amortization.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended March 31,
	2013	2012
	(millions)
Surplus depreciation credit recorded under the 2012 and 2010 rate agreements, respectively	$(137)	$(165)
Other depreciation and amortization recovered under base rates	270	251
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	48	32
Total	$181	$118

The surplus depreciation credit recorded for the three months ended March 31, 2013 and 2012 enabled FPL to earn an 11% regulatory ROE. FPL's rate base has continued to grow during these periods as a result of increased plant investment.  The surplus depreciation credit recorded in the current period was lower than the prior year primarily due to additional base revenues collected in 2013 associated with new retail base rates under the 2012 rate agreement.  The surplus depreciation credit recorded under the 2012 rate agreement reflects the amortization of a depreciation reserve surplus remaining at the end of 2012 under the 2010 rate order that FPL must amortize over the term of the 2012 rate agreement; at March 31, 2013 approximately $87 million of this reserve surplus remains available for future amortization.  Also, FPL may amortize over the term of the 2012 rate agreement a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million, subject to certain limits.  Beginning in 2013, such amounts are being amortized as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets.  The increase in other depreciation and amortization expense recovered under base rates for the three months ended March 31, 2013 is primarily due to higher plant in service balances.  The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three months ended March 31, 2013 is primarily due to higher plant in service balances associated with environmental projects under the environmental cost recovery clause.
Interest Expense
The decrease in interest expense for the three months ended March 31, 2013 is primarily due to lower average interest rates, lower interest expense on customer deposits reflecting lower rates and lower average customer deposit balances and higher debt component of AFUDC (AFUDC - debt), partly offset by higher average debt balances.  The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity.

AFUDC - Equity
The increase in AFUDC - equity for the three months ended March 31, 2013 reflects AFUDC - equity recorded on construction expenditures associated with the Riviera Beach, Cape Canaveral and Port Everglades modernization projects.

Major Capital Projects

In April 2013, FPL completed the final stage of its generation uprate project at Turkey Point Unit No. 4.  On April 24, 2013, FPL placed in service an approximately 1,210 mw natural gas-fired combined-cycle unit at Cape Canaveral.

NEER: Results of Operations

NEER’s net income (loss) for the three months ended March 31, 2013 and 2012 was $(40) million and $221 million, respectively, a decrease of $261 million.  The primary drivers, on an after-tax basis, of this decrease were as follows:

Increase (Decrease) From Prior Period
Three Months Ended March 31, 2013
(millions)
New investments(a)	$14
Existing assets(a)	(22)
Gas infrastructure(b)	(12)
Customer supply and proprietary power and gas trading businesses(b)	19
Interest expense, differential membership costs and other	(4)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(90)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	1
Charges associated with the impairment of the Spain solar projects(e)	(342)
Net gain from discontinued operations(f)	175
Net income decrease	$(261)
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

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

(e)	See Note 3 - Nonrecurring Fair Value Measurements and Overview for additional information.

(f)	See Note 6 and Overview for additional information.

New Investments

Results from new investments for the three months ended March 31, 2013 increased primarily due to:

•	the addition of approximately 1,520 mw of wind and 40 mw of solar generation during or after the three months ended March 31, 2012, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $10 million, and

•	lower state ITCs of $4 million.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended March 31, 2013 decreased primarily due to:

•	lower wind generation of $27 million, and

•	PTC roll off of $5 million,
partly offset by,

•	increased generation at Seabrook due to the absence of a 2012 reduction in capacity.

Gas Infrastructure

The decrease in gas infrastructure results for the three months ended March 31, 2013 is primarily due to the absence of gains recorded in 2012 from exiting the hedged positions on a number of future gas production opportunities, partly offset by income from additional production in 2013.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses increased for the three months ended March 31, 2013 primarily due to higher power and gas marketing and trading and full requirements results, reflective of market and weather conditions.

Other Factors

Supplemental to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2013 decreased $74 million primarily due to:

•
higher unrealized mark-to-market losses from non-qualifying hedges ($100 million for the three months ended March 31, 2013 compared to $123 million of gains on such hedges for the comparable period in 2012), and

•	lower wind generation,
partly offset by,

•	higher revenues from new investments (approximately $113 million), and

•	higher revenues in the New England Power Pool region of $55 million primarily due to higher generation at Seabrook due to the absence of a 2012 reduction in capacity.

Operating Expenses
Operating expenses for the three months ended March 31, 2013 increased $370 million primarily due to:

•	an impairment charge of $300 million related to the Spain solar projects,

•	higher operating expenses associated with new investments (approximately $111 million), and

•	higher fuel costs primarily associated with Seabrook, net of lower fuel costs at NextEra Energy Power Marketing, LLC ($18 million), partly offset by,

•
higher unrealized mark-to-market gains from non-qualifying hedges ($12 million for the three months ended March 31, 2013 compared to $53 million of losses on such hedges for the comparable period in 2012).

Interest Expense
NEER’s interest expense for the three months ended March 31, 2013 decreased $3 million primarily due to lower average interest rates, partly offset by higher average debt balances.

Benefits associated with differential membership interests - net
Benefits associated with differential membership interests - net in NEE's condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind project, net of associated costs.  For the three months ended March 31, 2012, benefits associated with differential membership interests - net also includes $14 million of benefits where the investors elected to receive the convertible ITCs related to the underlying wind project; there were no such benefits for the three months ended March 31, 2013.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes.  A portion of the PTCs have been allocated to investors in connection with the sales of differential membership interests.  Also see Summary above and Note 5 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs and benefits associated with differential membership interests - net above.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NEER.  Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating non-utility interest expense, the liability associated with differential membership interests sold by NEER’s subsidiaries is included with debt.  Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Three Months Ended March 31,
	2013	2012
	(millions)
Interest expense, net of allocations to NEER	$(28)	$(21)
Interest income	8	8
Federal and state income tax benefits	26	6
Other	18	8
Net income	$24	$1

The increase in interest expense, net of allocations to NEER, for the three months ended March 31, 2013 reflects higher average debt balances, partly offset by lower average interest rates.  The federal and state income tax benefits reflect consolidating income tax adjustments and include a $13 million income tax benefit recorded as net gain from discontinued operations, net of income taxes, in NEE's condensed consolidated statements of income for the three months ended March 31, 2013 (see Overview - Adjusted Earnings and Note 6).  Other includes all other corporate income and expenses, as well as other business activities; the increase for the three months ended March 31, 2013 reflects higher results from Lone Star.

Transmission Project

In late March 2013, Lone Star achieved commercial operation of approximately 330 miles of new transmission lines and associated transmission facilities in Texas.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the three months ended March 31, 2013 and 2012 were as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(millions)
Sources of cash:
Cash flows from operating activities	$1,082	$835	$776	$558
Long-term borrowings and change in loan proceeds restricted for construction	735	611	—	—
Proceeds from (payments to) investors related to differential membership interests - net	(20)	303	—	—
Capital contribution from NEE	—	—	—	40
Cash grants under the Recovery Act	170	—	—	—
Issuances of common stock - net	8	12	—	—
Net increase in short-term debt	966	582	800	507
Other sources - net	23	7	24	43
Total sources of cash	2,964	2,350	1,600	1,148
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1,867)	(2,014)	(821)	(1,112)
Retirements of long-term debt	(923)	(134)	(427)	(25)
Dividends	(279)	(248)	(340)	—
Repurchases of common stock	—	(19)	—	—
Other uses - net	(9)	(37)	(17)	(31)
Total uses of cash	(3,078)	(2,452)	(1,605)	(1,168)
Net decrease in cash and cash equivalents	$(114)	$(102)	$(5)	$(20)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(millions)
FPL:
Generation:
New	$335	$626
Existing	117	172
Transmission and distribution	217	233
Nuclear fuel	11	28
General and other	20	16
Other, primarily the exclusion of AFUDC - equity and change in accrued property additions	121	37
Total	821	1,112
NEER:
Wind	521	177
Solar	237	375
Nuclear, including nuclear fuel	47	91
Other	180	113
Total	985	756
Corporate and Other	61	146
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$1,867	$2,014

Liquidity

At March 31, 2013, NEE's total net available liquidity was approximately $5.7 billion, of which FPL's portion was approximately $2.9 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2013:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,600	$7,600	(b)	(b)
Less letters of credit	(3)	(1,008)	(1,011)
	2,997	3,592	6,589

Revolving credit facility	235	—	235	2014
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	250	250		2015
Less letters of credit	—	(67)	(67)
	—	183	183

Subtotal	3,232	3,775	7,007

Cash and cash equivalents	35	179	214
Less commercial paper	(405)	(1,096)	(1,501)
Net available liquidity	$2,862	$2,858	$5,720
_______________________

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

(b)
$500 million of FPL's bank revolving line of credit facilities expire on May 4, 2013. FPL expects to refinance this facility on May 3, 2013 with a bank revolving line of credit facility having similar terms and conditions which will expire in 2016. $500 million of NEECH's bank revolving line of credit facilities expire in December 2013. Essentially all of the remaining facilities at each of FPL and NEECH expire in 2018.

(c)	Only available for the issuance of letters of credit.

Additionally, at March 31, 2013, certain subsidiaries of NEE had credit or loan facilities with available liquidity as set forth in the table below.  In order for the applicable borrower to borrow or to have letters of credit issued under the terms of the agreements listed below, among other things, NEE's ratio of funded debt to total capitalization that is specified in the agreement may not be exceeded. These agreements also generally contain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at required levels.  Some of the payment obligations of the borrowers under the agreements listed below ultimately are guaranteed by NEE.

	Original Amount		Amount Remaining Available at March 31, 2013	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and certain subsidiaries of NEER:
Canadian revolving credit agreements(a)	C$650		$161	Variable	Various	Canadian renewable generating assets
Revolving loan agreement	€170		$58	Variable	2014	Construction of Spain solar projects
Certain subsidiaries of NEER:
Senior secured limited-recourse loan agreement(b)	€589		$128	Variable	2030	Construction of Spain solar projects
Term loan facility	$150	150	$150	Variable	2019	Construction of Genesis solar project
______________________

(a)
Available for general corporate purposes; the current intent is to use these facilities for the purchase, development, construction, and/or operation of Canadian renewable generating assets. Consist of agreements with original amounts of C$150 million with a maturity date of 2013, C$400 million with a maturity date of 2014 and C$100 million with a maturity date of 2016 with approximately $1 million, $62 million and $98 million, respectively, remaining available under these agreements at March 31, 2013.

(b)	See Note 10 - Commitments for a discussion of the effect that a change in Spanish law has had on the senior secured limited-recourse loan agreement.

Capital Support

Letters of Credit, Surety Bonds and Guarantees
NEE and FPL obtain letters of credit and surety bonds and issue guarantees to facilitate commercial transactions with third parties and financings.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, capital expenditures for NEER's wind and solar development, nuclear activities and other contractual agreements. Substantially all of NEE's and FPL's guarantee arrangements are on behalf of their consolidated subsidiaries for their related payment obligations.

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

At March 31, 2013, NEE had approximately $1.2 billion of standby letters of credit ($3 million for FPL), approximately $168 million of surety bonds ($53 million for FPL) and approximately $11.5 billion notional amount of guarantees and indemnifications ($22 million for FPL), of which approximately $7.4 billion of letters of credit, guarantees and indemnifications ($10 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at March 31, 2013, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2013 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2012	$261	$674	$(15)	$920
Reclassification to realized at settlement of contracts	(3)	(10)	15	2
Inception value of new contracts	3	—	—	3
Net option premium purchases (issuances)	(6)	(12)	—	(18)
Changes in fair value excluding reclassification to realized	39	(78)	144	105
Fair value of contracts outstanding at March 31, 2013	294	574	144	1,012
Net margin cash collateral paid (received)				(120)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2013	$294	$574	$144	$892

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2013 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2013
(millions)
Current derivative assets	$456
Noncurrent derivative assets	859
Current derivative liabilities	(224)
Noncurrent derivative liabilities	(199)
NEE's total mark-to-market energy contract net assets	$892

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2013 were as follows:

	Maturity
	2013	2014	2015	2016	2017	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(48)	$13	$3	$(1)	$—	$—	$(33)
Significant other observable inputs	70	23	32	36	26	—	187
Significant unobservable inputs	11	35	17	27	24	26	140
Total	33	71	52	62	50	26	294
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	4	(10)	—	—	—	—	(6)
Significant other observable inputs	35	30	43	76	13	3	200
Significant unobservable inputs	(13)	37	42	46	53	215	380
Total	26	57	85	122	66	218	574
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	126	16	—	—	—	—	142
Significant unobservable inputs	1	1	—	—	—	—	2
Total	127	17	—	—	—	—	144
Total sources of fair value	$186	$145	$137	$184	$116	$244	$1,012

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2013 and December 31, 2012, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2012	$—	$3	$3	$34	$88	$76	$34	$87	$76
March 31, 2013	$—	$4	$4	$30	$29	$21	$30	$30	$19
Average for the three months ended March 31, 2013	$—	$2	$2	$33	$54	$38	$33	$54	$37
______________________

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,008	$2,008	(a)	$1,979		$1,979	(a)
Other investments:
Notes receivable	$500	$675	(b)	$500		$665	(b)
Debt securities	$117	$117	(a)	$111		$111	(a)
Long-term debt, including current maturities	$25,543	$27,706	(c)	$26,647	(d)	$28,874	(c)
Interest rate swaps - net unrealized losses	$(211)	$(211)	(e)	$(311)		$(311)	(e)
FPL:
Fixed income securities - special use funds	$1,541	$1,541	(a)	$1,526		$1,526	(a)
Long-term debt, including current maturities	$8,355	$9,810	(c)	$8,782		$10,421	(c)
————————————

(a)	Estimated using quoted market prices for these or similar issues.

(b)	Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the condensed consolidated balance sheets, for which the carrying amount approximates fair value.

(e)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of March 31, 2013, NEE had interest rate swaps with a notional amount of approximately $7.1 billion related to long-term debt issuances, of which $2.3 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument.  The remaining $4.8 billion of notional amount of interest rate swaps relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, the majority of which relate to NEER debt issuances.  At March 31, 2013, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $66 million and $(277) million, respectively.  See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,186 million ($474 million for FPL) at March 31, 2013.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,405 million and $2,211 million ($1,523 million and $1,392 million for FPL) at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $229 million ($145 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At March 31, 2013, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments.  At March 31, 2013 and December 31, 2012, the fair value of cross currency swaps was approximately $(103) million and $(66) million, respectively.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of March 31, 2013, approximately 96% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2013.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 13 - Legal Proceedings to Consolidated Financial Statements in the 2012 Form 10-K and Note 10 - Commitments and - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2012 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2012 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered.  The risks described in the 2012 Form 10-K are not the only risks facing NEE and FPL.  Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/13 - 1/31/13	—	$—	—	13,274,748
2/1/13 - 2/28/13	115,514	$72.50	—	13,274,748
3/1/13 - 3/31/13	690	$74.70	—	13,274,748
Total	116,204	$72.51	—
————————————

(a)
Includes: (1) in February and March 2013, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long-Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in March 2013, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations in the 2012 Form 10-K.

In February 2013, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) granted a motion to reopen the fee adequacy litigation to review the U.S. Department of Energy's latest fee adequacy report which was released in January 2013.  FPL will continue to pay fees to the U.S. government's nuclear waste fund pending further action by the D.C. Circuit.

(ii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Air Interstate Rule (CAIR)/Cross-State Air Pollution Rule (CSAPR) in the 2012 Form 10-K.

In March 2013, several parties, including the EPA, appealed the D.C. Circuit's decision to vacate the CSAPR to the U.S. Supreme Court.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated January 18, 2013, creating the Series J Junior Subordinated Debentures due January 15, 2073 (filed as Exhibit 4 to Form 8-K dated January 18, 2013, File No. 1-8841)

x
*10(a)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(b)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2013 (filed as Exhibit 10(ss) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x
*10(c)
Executive Retention Employment Agreement between NextEra Energy, Inc. and William L. Yeager dated as of January 1, 2013 (filed as Exhibit 10(ccc) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)

		x	x
*10(d)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date:	May 1, 2013

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